Form 10-Q
period 2014-03-31
1347 Property Insurance Holdings, Inc.
filed 2014-05-15
CIK 1591890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
March 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Commission File Number: 001-36366

1347 Property Insurance Holdings, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware (State or other jurisdiction of incorporation or organization)	46-1119100 (I.R.S. Employer Identification No.)

1511 N. Westshore Blvd., Suite 870, Tampa, FL 33607
(Address of principal executive offices and zip code)
855-862-0436
(Registrant's telephone number, including area code)
_________________________

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of May 15, 2014 was 3,483,125.

1347 Property Insurance Holdings, Inc.

1347 Property Insurance Holdings, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Investments:
Fixed income securities, at fair value (amortized cost of $3,535 and $301, respectively)	$3,530	$301
Short-term investments, at cost which approximates fair value	100	100
Total investments	3,630	401
Cash and cash equivalents	18,330	15,007
Premiums receivable, net of allowance for doubtful accounts of $2 and $0, respectively	1,813	3,805
Other receivables, net of allowance for doubtful accounts of $0 and $0, respectively	15,939	—
Ceded unearned premiums	526	1,126
Deferred policy acquisition costs	2,042	1,925
Net deferred income taxes	508	571
Other assets	66	343
Total Assets	$42,854	$23,178
Liabilities and Shareholders' Equity

Liabilities:
Loss and loss adjustment expense reserves	$405	$354
Unearned premium reserves	11,647	11,004
Ceded reinsurance premiums payable	100	50
Agent commissions payable	350	254
Premiums collected in advance	718	213
Payable to related party	932	2,668
Current income taxes payable	539	—
Accrued expenses and other liabilities	1,471	753
Total Liabilities	$16,162	$15,296
Shareholders' Equity:
Preferred stock, $25.00 par value; 1,000,000 shares authorized; zero issued and outstanding at March 31, 2014 and December 31, 2013, respectively	$—	$—
Common stock, $0.001 par value; 10,000,000 shares authorized; 3,483,125 and 1,000,000 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	3	1
Additional paid-in capital	26,357	8,749
Retained earnings (accumulated deficit)	335	(868)
Accumulated other comprehensive loss	(3)	—
Total Shareholders' Equity	26,692	7,882
Total Liabilities and Shareholders' Equity	$42,854	$23,178
See accompanying notes to unaudited consolidated financial statements.

1347 Property Insurance Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2014	2013
Revenues:
Net premiums earned	$4,114	$915
Net investment income	4	21
Other income	55	—
Total revenues	4,173	936
Expenses:
Net losses and loss adjustment expenses	384	1,847
Amortization of deferred policy acquisition costs	881	203
General and administrative expenses	601	356
Total expenses	1,866	2,406
Income (loss) before income tax expense (benefit)	2,307	(1,470)
Income tax expense (benefit)	604	(504)
Net income (loss)	$1,703	$(966)
Less: Beneficial conversion feature on convertible preferred shares	500	—
Net income (loss) attributable to common shareholders	$1,203	$(966)
Earnings (loss) per share – net income (loss) attributable to common shareholders:
Basic:	$1.17	$(0.97)
Diluted:	$1.17	$(0.97)
Weighted average shares outstanding (in '000s):
Basic:	1,028	1,000
Diluted:	1,028	1,000

Consolidated Statements of Comprehensive Income (Loss)

Net income (loss)	$1,703	$(966)
Other comprehensive loss, net of taxes(1):
Unrealized losses on fixed income securities:
Unrealized losses arising during the period	(3)	—
Reclassification adjustment for amounts included in net income (loss)	—	—
Other comprehensive loss	(3)	—
Comprehensive income (loss)	$1,700	$(966)
(1) Net of income tax expense (benefit) of $1 and $0 for the three months ended March 31, 2014 and March 31, 2013, respectively.

See accompanying notes to unaudited consolidated financial statements

1347 Property Insurance Holdings, Inc.

Consolidated Statements of Shareholders' Equity
(in thousands, except per share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2013	—	—	1,000,000	$1	$7,549	$(120)	$—	$7,430
Net loss	—	—	—	—	—	(966)	—	(966)
Balance, March 31, 2013	—	—	1,000,000	$1	$7,549	$(1,086)	$—	$6,464

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2014	—	—	1,000,000	$1	$8,749	$(868)	$—	$7,882
Net income	—	—	—	—	—	1,703	—	1,703
Other comprehensive loss	—	—	—	—	—	—	(3)	(3)
Preferred shares issued	80,000	2,000	—	—	—	—	—	2,000
Common shares issued for conversion of preferred shares	(80,000)	(2,000)	312,500	—	2,000	—	—	—
Common shares issued	—	—	2,170,625	2	15,108	—	—	15,110
Beneficial conversion feature on convertible preferred shares	—	—	—	—	500	(500)	—	—
Balance, March 31, 2014	—	—	3,483,125	$3	$26,357	$335	$(3)	$26,692
See accompanying notes to unaudited consolidated financial statements.

1347 Property Insurance Holdings, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013
Cash provided by (used in):
Operating activities:
Net income (loss)	$1,703	$(966)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net deferred income taxes	65	(504)
Changes in operating assets and liabilities:
Premiums receivable	1,992	1,969
Ceded unearned premiums	600	18
Deferred policy acquisition costs	(117)	21
Loss and loss adjustment expense reserves	51	786
Premiums collected in advance	505	94
Due to related party	(1,736)	646
Unearned premium reserves	643	(540)
Ceded reinsurance premiums payable	50	(23)
Current income taxes payable	539	—
Other, net	269	30
Net cash provided by operating activities	4,564	1,531
Investing activities:
Purchase of fixed income securities	(3,138)	—
Net purchases of short-term investments	(103)	—
Net cash used in investing activities	(3,241)	—
Financing activities:
Proceeds from issuance of preferred stock, net	2,000	—
Net cash provided by financing activities	2,000	—
Net increase in cash and cash equivalents	3,323	1,531
Cash and cash equivalents at beginning of period	15,007	5,525
Cash and cash equivalents at end of period	$18,330	$7,056
See accompanying notes to unaudited consolidated financial statements.

1347 Property Insurance Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

NOTE 1 BUSINESS
1347 Property Insurance Holdings, Inc. (the "Company" or "PIH") was incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc. to hold all of the capital stock of its two subsidiaries: Maison Insurance Company ("Maison") and Maison Managers Inc. ("MMI"). Effective November 19, 2013, the Company changed its legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc. On March 31, 2014, PIH completed an initial public offering of its common stock. Prior to March 31, 2014, the Company was a wholly owned subsidiary of Kingsway America Inc. ("KAI"). KAI is ultimately a wholly owned subsidiary of Kingsway Financial Services Inc. ("KFSI"), a publicly owned holding company based in Toronto, Ontario, Canada.
Through Maison, the Company provides property and casualty insurance to individuals in Louisiana. Maison’s insurance offerings currently include homeowners’ insurance, manufactured home insurance and dwelling fire insurance. Maison writes both full peril property policies as well as wind/hail only exposures. Maison distributes its policies through independent insurance agents. MMI serves as the Company’s management services subsidiary, known as a managing general agency. MMI is responsible for its marketing programs and other management services.
NOTE 2 BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements of the Company. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. Interim results are not necessarily indicative of the results that may be expected for the year.
The unaudited consolidated financial statements include the accounts of the Company and its two subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited consolidated financial statements include the provision for loss and loss adjustment expense reserves, valuation of fixed income securities, valuation of net deferred income taxes and deferred policy acquisition costs.
NOTE 3 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Investments:
Investments in fixed income securities are classified as available-for-sale and reported at fair value. Unrealized gains and losses are included in accumulated other comprehensive loss, net of tax, until sold or until an other-than-temporary impairment is recognized, at which point cumulative unrealized gains or losses are transferred to the unaudited consolidated statements of operations and comprehensive income (loss).
Short-term investments, which consist of investments with original maturities between three months and one year, are reported at cost which approximates fair value.
Realized gains and losses on sales, determined on a first-in first-out basis, are included in net realized gains.
Interest income is included in net investment income. Investment income is recorded as it accrues.
The Company accounts for all financial instruments using trade date accounting.
The Company conducts a quarterly review to identify and evaluate investments that show objective indications of possible impairment. Impairment is charged to the unaudited consolidated statements of operations and comprehensive income (loss) if the fair value of an instrument falls below its cost/amortized cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold investments for a period of time sufficient to allow for any anticipated recovery.

1347 Property Insurance Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

(b)	Cash and cash equivalents:
Cash and cash equivalents include cash and investments with original maturities of three months or less that are readily convertible into cash.

(c)	Premiums receivable:
Premiums receivable include premium balances due and uncollected and installment premiums not yet due from agents and insureds. Premiums receivable are reported net of an estimated allowance for doubtful accounts.
(d)    Reinsurance:
Reinsurance premiums, losses, and loss adjustment expenses are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and losses ceded to other companies have been reported as a reduction of premium revenue and incurred net losses and loss adjustment expenses. Reinsurance recoverable is recorded for that portion of paid and unpaid losses and loss adjustment expenses that are ceded to other companies. Ceded unearned premiums are recorded for unearned premium reserves that have been ceded to reinsurers.
(e)    Deferred policy acquisition costs:
The Company defers commissions, premium taxes and other underwriting and agency expenses that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable. Costs deferred on insurance products are amortized over the period in which premiums are earned. Costs associated with unsuccessful efforts or costs that cannot be tied directly to a successful policy acquisition are expensed as incurred, as opposed to being deferred and amortized as the premium is earned. The method followed in determining the deferred policy acquisition costs limits the deferral to its realizable value by giving consideration to estimated future loss and loss adjustment expenses to be incurred as revenues are earned. Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment income is included in determining the realizable value of the deferred policy acquisition costs.
(f)    Property and equipment:
Property and equipment are reported in the unaudited consolidated financial statements at cost. Depreciation of property and equipment has been provided using the straight-line method over the estimated useful lives of such assets. Repairs and maintenance are recognized in operations during the period incurred. The Company estimates useful life to be five years for leasehold improvements; seven to ten years for furniture and equipment; and three years for computer hardware.
(g)    Loss and loss adjustment expense reserves:
Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred but not yet reported loss events and the related estimated loss adjustment expenses. The Company performs a continuing review of its loss and loss adjustment expense reserves, including its reserving techniques and its reinsurance. The loss and loss adjustment expense reserves are also reviewed regularly by qualified actuaries. Since the loss and loss adjustment expense reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of income in the period in which the estimates are changed. Such changes in estimates could occur in a future period and may be material to the Company’s results of operations and financial position in such period.

(h)	Income taxes:
For taxable periods ending on or prior to March 31, 2014, the Company is included in the U.S. consolidated federal income tax return of Kingsway America II Inc. and its eligible U.S. subsidiaries ("KAI Tax Group"). The method of allocating federal income taxes among the companies in the KAI Tax Group is subject to written agreement, approved by each company's Board of Directors. The allocation is made primarily on a separate return basis, with current credit for any net operating losses or other items utilized in the consolidated federal income tax return. For taxable periods beginning after March 31, 2014, the Company intends to file its own U.S. consolidated federal income tax return.
The Company follows the asset and liability method of accounting for income taxes, whereby deferred income tax assets and liabilities are recognized for (i) the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and (ii) loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. Future tax benefits are recognized to the extent that realization of such benefits is more likely

1347 Property Insurance Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

than not and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. Current federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit).
(i)    Revenue recognition:
Premium revenue and unearned premium reserves
Premium revenue is recognized on a pro rata basis over the terms of the respective policy contracts. Unearned premium reserves represent the portion of premiums written that are applicable to the unexpired terms of policies in force.
Service charges on installment premiums are recognized as income upon receipt of related installment payments and are reflected in other income. Revenue from policy fees is deferred and recognized over the terms of the respective policy period, with revenue reflected in other income.
Ceded premiums are charged to income over the applicable term of the various reinsurance contracts with third party reinsurers. Ceded reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers and are reported as ceded unearned premiums.
Premiums collected in advance occur when the policyholder premium is paid in advance of the effective commencement period of the annual insurance policy.
(j)    Earnings (loss) per share:
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by giving effect to the potential dilution that could occur if potentially dilutive securities were exercised and converted into common shares during the year.
(k)    Fair value of financial instruments:
The fair values of the Company's investments in fixed income securities are estimated using a fair value hierarchy to categorize the inputs it uses in valuation techniques. The carrying amounts reported in the unaudited consolidated balance sheets approximate fair values for cash, short-term investments and certain other assets and other liabilities because of their short-term nature.
NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  The ASU requires an entity to report, either on the face of the income statement or in the notes to the financial statements, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the income statement if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other required disclosures that provide additional detail about those amounts.  Effective January 1, 2013, the Company adopted ASU 2013-02. Except for the new disclosure requirements, the adoption of the standard did not have an impact on the unaudited consolidated financial statements. The required disclosures are included in Note 10, "Accumulated Other Comprehensive Loss."

1347 Property Insurance Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

NOTE 5 INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed income securities at March 31, 2014 is summarized in the table shown below:

(in thousands)	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government, government agencies and authorities	$979	$—	$2	$977
Mortgage-backed	197	—	—	197
Asset-backed securities and collateralized mortgage obligations	561	—	1	560
Corporate	1,798	1	3	1,796
Total investments in fixed income securities	$3,535	$1	$6	$3,530

(in thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed securities and collateralized mortgage obligations	$100	$—	$—	$100
Corporate	201	—	—	201
Total investments in fixed income securities	$301	$—	$—	$301

The table below summarizes the Company's fixed income securities at March 31, 2014 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	March 31, 2014
	Amortized Cost	Estimated Fair Value
Due in one year or less	$102	$102
Due after one year through five years	1,863	1,863
Due after five years through ten years	1,120	1,116
Due after ten years	450	449
Total	$3,535	$3,530

The following tables highlight the aggregate unrealized loss position, by security type, of fixed income securities in unrealized loss positions as of March 31, 2014 and December 31, 2013. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

1347 Property Insurance Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

(in thousands)					March 31, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
U.S. government, government agencies and authorities	$718	$2	$—	$—	$718	$2
Mortgage-backed	197	—	—	—	197	—
Asset-backed securities and collateralized mortgage obligations	305	1	—	—	305	1
Corporate	1,220	3	—	—	1,220	3
Total investments in fixed income securities	$2,440	$6	$—	$—	$2,440	$6

(in thousands)					December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities and collateralized mortgage obligations	$100	$—	$—	$—	$100	$—
Corporate	201	—	—	—	201	—
Total investments in fixed income securities	$301	$—	$—	$—	$301	$—
Fixed maturities contain approximately 29 and 3 individual investments that were in unrealized loss positions as of March 31, 2014 and December 31, 2013, respectively.
The establishment of an other-than-temporary impairment on an investment requires a number of judgments and estimates. The Company performs a quarterly analysis of the individual investments to determine if declines in market value are other-than-temporary. The analysis includes some or all of the following procedures as deemed appropriate by the Company:

•	identifying all unrealized loss positions that have existed for at least six months;

•	identifying other circumstances which management believes may impact the recoverability of the unrealized loss positions;

•
obtaining a valuation analysis from third-party investment managers regarding the intrinsic value of these investments based on their knowledge and experience together with market-based valuation techniques;

•	reviewing the trading range of certain investments over the preceding calendar period;

•	assessing if declines in market value are other-than-temporary for debt instruments based on the investment grade credit ratings from third-party rating agencies;

•	assessing if declines in market value are other-than-temporary for any debt instrument with a non-investment grade credit rating based on the continuity of its debt service record;

•	determining the necessary provision for declines in market value that are considered other-than-temporary based on the analyses performed; and

•	assessing the Company's ability and intent to hold these investments at least until the investment impairment is recovered.
The risks and uncertainties inherent in the assessment methodology used to determine declines in market value that are other-than-temporary include, but may not be limited to, the following:

•	the opinions of professional investment managers could be incorrect;

•	the past trading patterns of individual investments may not reflect future valuation trends;

•	the credit ratings assigned by independent credit rating agencies may be incorrect due to unforeseen or unknown facts related to a company's financial situation; and

1347 Property Insurance Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

•	the debt service pattern of non-investment grade instruments may not reflect future debt service capabilities and may not reflect a company's unknown underlying financial problems.
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments for the three months ended March 31, 2014 and March 31, 2013.
The Company has reviewed currently available information regarding investments with estimated fair values that are less than their carrying amounts and believes that these unrealized losses are not other-than-temporary and are primarily due to temporary market and sector-related factors rather than to issuer-specific factors. The Company does not intend to sell those investments, and it is not likely that it will be required to sell those investments before recovery of its amortized cost.
The Company does not have any exposure to subprime mortgage-backed investments.
Net investment income for the three months ended March 31, 2014 and March 31, 2013, respectively, is comprised as follows:

(in thousands)	Three months ended March 31,
	2014	2013
Investment income
Interest from fixed income securities	$7	$—
Dividends	—	21
Gross investment income	7	21
Investment expenses	(3)	—
Net investment income	$4	$21
At March 31, 2014, a certificate of deposit with an estimated fair value of $0.1 million was on deposit with a Louisiana regulatory authority.
NOTE 6 DEFERRED POLICY ACQUISITION COSTS
Policy acquisition costs consist primarily of commissions, premium taxes, and underwriting and agency expenses incurred related to successful efforts to acquire new or renewal insurance contracts. Acquisition costs deferred on insurance products are amortized over the period in which the related revenues are earned. Costs associated with unsuccessful efforts or costs that cannot be tied directly to a successful policy acquisition are expensed as incurred, as opposed to being deferred and amortized as the premium is earned.
The components of deferred policy acquisition costs and the related amortization expense for the three months ended March 31, 2014 and 2013, respectively, are comprised as follows:

(in thousands)	Three months ended March 31,
	2014	2013
Balance at January 1, net	$1,925	$346
Additions	998	182
Amortization	(881)	(203)
Balance at March 31, net	$2,042	$325

1347 Property Insurance Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

NOTE 7 LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
The establishment of the provision for loss and loss adjustment expense reserves is based on known facts and interpretation of circumstances and is therefore a complex and dynamic process influenced by a large variety of factors. These factors include the Company's experience with similar cases and historical trends involving loss payment patterns, pending levels of loss and loss adjustment expense reserves, product mix or concentration, loss severity and loss frequency patterns.
Other factors include the continually evolving and changing regulatory and legal environment; actuarial studies; professional experience and expertise of the Company's claims departments' personnel and independent adjusters retained to handle individual claims; the quality of the data used for projection purposes; existing claims management practices including claims-handling and settlement practices; the effect of inflationary trends on future loss settlement costs; court decisions; economic conditions; and public attitudes.
Consequently, the process of determining the provision necessarily involves risks that the actual results will deviate, perhaps materially, from the estimates made.
The Company's evaluation of the adequacy of loss and loss adjustment expense reserves includes a re-estimation of the liability for loss and loss adjustment expense reserves relating to each preceding financial year compared to the liability that was previously established.
The results of this comparison and the changes in the provision for loss and loss adjustment expense reserves, net of amounts recoverable from reinsurers, as of March 31, 2014 and March 31, 2013 were as follows:

(in thousands)	March 31, 2014	March 31, 2013
Balance at beginning of period, gross	$354	$9
Less reinsurance recoverable related to loss and loss adjustment expense reserves	—	—
Balance at beginning of period, net	354	9
Incurred related to:
Current year	461	1,847
Prior years	(77)	—
Paid related to:
Current year	(277)	(1,061)
Prior years	(56)	—
Balance at end of period, net	405	795
Plus reinsurance recoverable related to loss and loss adjustment expense reserves	—	—
Balance at end of period, gross	$405	$795
NOTE 8 INCOME TAXES
Income tax expense for the three months ended March 31, 2014 varies from the amount that would result by applying the applicable statutory federal income tax rate of 34% to income before income tax expense primarily due to a tax benefit being recorded for a net operating loss carry forward and a state income tax expense being recorded. Income tax benefit for the three months ended March 31, 2013 varies from the amount that would result by applying the applicable statutory federal income tax rate of 34% to loss before income tax benefit primarily due to a tax benefit being recorded for non-taxable dividend income.
The Company carries a net deferred income tax asset of $0.5 million and $0.6 million at March 31, 2014 and December 31, 2013, respectively, all of which the Company believes is more likely than not to be fully realized based upon management's assessment of future taxable income.
As of March 31, 2014, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit).

1347 Property Insurance Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

NOTE 9 SHAREHOLDERS' EQUITY
On November 19, 2013, the Company amended its articles of incorporation to authorize one million shares of preferred stock, each with a par value of $25.00.

On March 19, 2014, the Company authorized a 1,000 to one stock split of its common stock. The stock split had the effect of increasing the number of common shares of the Company issued and outstanding from 1,000 shares pre-split to 1,000,000 shares post-split. The issued and outstanding shares reported in the unaudited consolidated balance sheets and the number of weighted-average shares outstanding included in the earnings (loss) per share computations, as reported in the unaudited consolidated statements of operations and comprehensive income (loss), have been restated for all periods presented to reflect the impact of the stock split.

On March 31, 2014, the Company completed its initial public offering of 2,170,625 shares of its common stock at a price to the public of $8.00 per share, which included full exercise by the underwriters of their over-allotment option, for total gross proceeds of $17.4 million. Net proceeds to the Company were $15.1 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Cash proceeds of $15.9 million, which represent the gross proceeds net of underwriting discounts and commissions, were received by the Company on April 4, 2014 and are included in other receivables in the unaudited consolidated balance sheets.
A registration statement relating to these securities was declared effective by the Securities and Exchange Commission on March 31, 2014. In addition, a supplemental registration statement relating to these securities was filed with the Securities and Exchange Commission on March 31, 2014 and automatically became effective.
On January 23, 2014, Fund Management Group LLC, an entity of which the Company's Chairman of the Board, Gordon G. Pratt, is a Managing Member and controlling equity holder, invested $2.0 million in the Company in exchange for 80,000 Series A Convertible Preferred Shares ("Preferred Shares") of the Company. The Preferred Shares are non-voting and rank senior to all classes of capital stock of the Company. The Preferred Shares do not pay any dividends. At the time of the issuance, the value of the common stock into which the Preferred Shares is convertible had a fair value greater than the $2.0 million proceeds for the issuance. Accordingly, the Company recorded a beneficial conversion feature on the Preferred Shares of $0.5 million for the three months ended March 31, 2014, which equals the amount by which the estimated fair value of the common stock issuable upon the conversion of the issued Preferred Shares exceeds the proceeds from the issuance.

The conversion of the Preferred Shares into shares of common stock and warrants occurred on March 31, 2014, the effective date of the Offering. On March 31, 2014, the Preferred Shares converted into (i) 312,500 common shares of the Company, which is equal to the $2.0 million liquidation value of the Preferred Shares divided by 80% of the $8.00 offering price per share of the common stock issued in the Offering ; and (ii) one warrant per common share issued as a result of the conversion.

Warrants entitle the holder to purchase one share of common stock at a price equal to 120% of the offering price per share of the Company's common stock issued in the Offering, subject to certain adjustments under a warrant agreement (the “Warrant Agreement”) entered into between Fund Management Group LLC and the Company. The warrants have an expiry date of five years from the date of issuance and are immediately exercisable after issuance in accordance with the exercise procedure under the Warrant Agreement. The warrants may be redeemable by the Company at a price of $0.01 per warrant during any period in which the closing price of the Company's common shares is at or above 175% of the $8.00 price per share of the common stock issued in the Offering for 20 consecutive trading days. The warrant holder is entitled to a 30-day notice prior to the date of such redemption.

The common stock issued to Fund Management Group LLC upon conversion of the Preferred Shares has piggyback registration rights for future registrations of the Company’s common stock under the Securities Act (other than certain excluded registrations) and, upon the two-year anniversary of the Offering, Fund Management Group LLC will also have a one-time demand registration right for such common stock, subject to certain restrictions.

1347 Property Insurance Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

NOTE 10 ACCUMULATED OTHER COMPREHENSIVE LOSS
The table below details the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2014:

(in thousands)
	Unrealized Losses on Fixed Income Securities	Total Accumulated Other Comprehensive Loss

Balance, January 1, 2014	$—	$—

Other comprehensive loss before reclassifications	(3)	(3)
Amounts reclassified from accumulated other comprehensive loss	—	—
Net current-period other comprehensive loss	(3)	(3)

Balance, March 31, 2014	$(3)	$(3)
NOTE 11 FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value amounts represent estimates of the consideration that would currently be agreed upon between knowledgeable, willing parties who are under no compulsion to act. Fair value is best evidenced by quoted bid or ask price, as appropriate, in an active market. Where bid or ask prices are not available, such as in an illiquid or inactive market, the closing price of the most recent transaction of that instrument subject to appropriate adjustments as required is used. Where quoted market prices are not available, the quoted prices of similar financial instruments or valuation models with observable market based inputs are used to estimate the fair value. These valuation models may use multiple observable market inputs, including observable interest rates, foreign exchange rates, index levels, credit spreads, equity prices, counterparty credit quality, corresponding market volatility levels and option volatilities. Minimal management judgment is required for fair values calculated using quoted market prices or observable market inputs for models. Greater subjectivity is required when making valuation adjustments for financial instruments in inactive markets or when using models where observable parameters do not exist. Also, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values. For the Company's financial instruments carried at cost or amortized cost, the book value is not adjusted to reflect increases or decreases in fair value due to market fluctuations, including those due to interest rate changes, as it is the Company's intention to hold them until there is a recovery of fair value, which may be to maturity.
The Company classifies its investments in fixed income securities as available-for-sale and reports these investments at fair value. Fair values of fixed income securities for which no active market exists are derived from quoted market prices of similar instruments or other third-party evidence.
The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 was as follows:

1347 Property Insurance Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

(in thousands)			March 31, 2014
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed income securities:
U.S. government, government agencies and authorities	$977	$—	$977	$—
Mortgage-backed	197	—	197	—
Asset-backed securities and collateralized mortgage obligations	560	—	560	—
Corporate	1,796	—	1,796	—
Total fixed income securities	3,530	—	3,530	—
Short-term investments	100	—	100	—
Total assets	$3,630	$—	$3,630	$—

(in thousands)			December 31, 2013
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed income securities:
Asset-backed securities and collateralized mortgage obligations	$100	$—	$100	$—
Corporate	201	—	201	—
Total fixed income securities	301	—	301	—
Short-term investments	100	—	100	—
Total assets	$401	$—	$401	$—

1347 Property Insurance Holdings, Inc. Notes to Consolidated Financial Statements (Unaudited) March 31, 2014

NOTE 12 RELATED PARTY TRANSACTIONS

Related party transactions, including services provided to or received by the Company's subsidiaries, are carried out in the normal course of operations and are measured in part by the amount of consideration paid or received as established and agreed by the parties. Management believes that consideration paid for such services in each case approximates fair value. Except where disclosed elsewhere in these unaudited consolidated financial statements, the following is a summary of related party transactions.
On February 11, 2014, the Company entered into the Management Services Agreement ("MSA") with 1347 Advisors LLC ("1347 Advisors"), a wholly owned subsidiary of KFSI, which provides for certain permanent services, unless terminated, that 1347 Advisors will provide to the Company, including forecasting, analysis of capital structure and reinsurance programs, consultation in future restructuring or capital raising transactions, and consultation in corporate development initiatives. For the services performed, 1347 Advisors is paid a monthly fee equal to 1% of the Company's gross written premiums, as defined in the MSA. After the seventh year of the term of the MSA, should the ownership of the Company's shares held by KFSI or an affiliate or subsidiary thereof fall below fifty percent (50%) of KFSI’s (or an affiliate or subsidiary thereof) ownership of the Company's shares as of March 31, 2014, the monthly fee shall be calculated by (a) dividing the existing shares owned by KFSI (or an affiliate or subsidiary thereof) by the number of original shares owned by KFSI (or an affiliate or subsidiary thereof) as of March 31, 2014, and (b) multiplying by 1% of the Company's gross written premiums, as defined in the MSA. The MSA will only terminate by mutual consent of both parties, except in case of certain exceptions as stated in the agreement. With respect to termination for any reason of the MSA (other than due to gross negligence or willful misconduct of 1347 Advisors), the Company will be required to pay 1347 Advisors an amount equal to twenty times the consulting fee paid to 1347 Advisors in the most recent calendar year immediately preceding.
On March 26, 2014, the Company entered into a Performance Share Grant Agreement with KAI, whereby KAI will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones for the Company’s stock price. Pursuant to the terms of the Performance Share Grant Agreement, if at any time the last sales price of the Company’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company's common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company's common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company's common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). The shares of common stock granted to KAI will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant.

The Company entered into a Transition Services Agreement ("TSA") with KFSI, which was effective upon the completion of the Company's initial public offering on March 31, 2014. The TSA will provide for temporary access to necessary services and resources for which the Company is currently reliant on KFSI, including but not limited to resources and services related to accounting and reporting, accounts payable, cash management, taxes, compliance with the Sarbanes-Oxley Act of 2002, payroll processing and benefits administration, information technology systems and support, human resource function, and external audit. The TSA stipulates transition deadlines for all the services provided under it, by which time the Company is expected to establish its own independent functions for such services. The charges for the transition services generally will be intended to allow KFSI to fully recover the costs directly associated with providing the services, plus all out-of-pocket costs and expenses. The charges of each of the transition services generally will be based on either a pre-determined flat fee or an allocation of the cost incurred by KFSI (or an affiliate or subsidiary thereof) for providing the service, including certain fees and expenses of third-party service providers. The TSA also provides that neither party will be liable to the other of such service for any special, indirect, incidental or consequential damages, except to the extent such damages result from fraud, gross negligence or intentional misconduct.

NOTE 13 COMMITMENTS AND CONTINGENCIES
In connection with its operations in the ordinary course of business, the Company and its subsidiaries are named as defendants in various actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the loss, or range of loss, if any, that may be incurred in connection with any of the various proceedings at this time, it is possible that individual actions may result in a loss having a material adverse effect on the Company's financial condition or results of operations.

1347 Property Insurance Holdings, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Management's Discussion and Analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as "expects", "believes", "anticipates", "intends", "estimates", "seeks" and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Company management's current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements.  For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the "Risk Factors" section of this Form 10-Q for the quarter ended March 31, 2014.  Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW
PIH is a holding company and is engaged, through its subsidiaries, in the property and casualty insurance business. PIH conducts its business under one business segment.
On March 31, 2014, the Company completed its initial public offering of 2,170,625 shares of its common stock at a price to the public of $8.00 per share, which included full exercise by the underwriters of their over-allotment option, for total gross proceeds of $17.4 million. Net proceeds to the Company were $15.1 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Cash proceeds of $15.9 million, which represent the gross proceeds net of underwriting discounts and commissions, were received by the Company on April 4, 2014 and are included in other receivables in the unaudited consolidated balance sheets.
A registration statement relating to these securities was declared effective by the Securities and Exchange Commission on March 31, 2014. In addition, a supplemental registration statement relating to these securities was filed with the Securities and Exchange Commission on March 31, 2014 and automatically became effective.
The subsidiaries of the Company are Maison Insurance Company ("Maison"), a Louisiana-domiciled property and casualty insurance company incorporated on October 3, 2012, and Maison Managers, Inc. ("MMI"), incorporated in the State of Delaware on October 2, 2012.
Maison provides personal property and casualty insurance solely to individuals in Louisiana. As an insurance company, Maison is subject to examination and comprehensive regulation by the Louisiana Department of Insurance ("LDOI"). Maison provides dwelling policies for wind and hail only, and dwelling, homeowner and mobile home/manufactured home policies for multi-peril property risks located in the State of Louisiana.
MMI serves as the Company’s management services subsidiary as a general agency providing underwriting, policy administration, claims administration, marketing, accounting and financial and other management services to Maison. MMI contracts with independent agents for policy sales and services. MMI has entered into a contract with an independent third-party policy administration company for services. As a managing general agency, MMI is licensed by and subject to the regulatory oversight of the LDOI.
The Company distributes insurance policies through a network of more than 130 independent agents. These agents typically represent several insurance companies in order to provide various insurance product lines to their clients. The Company refers to these policies as voluntary policies.
Louisiana Citizens Property Insurance Company ("Citizens") is a state-created insurer. As the State of Louisiana has not historically been in the business of serving as an insurer, an insurance “take-out” program was implemented to reduce the number of properties insured by Citizens. Under this take-out program, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by Citizens. It has been Maison’s practice to date to participate in such take-out programs, and Maison plans to continue doing so from time to time in the future. While Citizens writes full peril protection policies in addition to wind and hail only policies, the policies that the Company has obtained through the Citizens take-out program cover losses arising only from wind and hail. These policyholders were not able to obtain such coverage from the marketplace prior to our take-out other than through Citizens. As of March 31, 2014, the Company has approximately 5,900 take-out policies in-force from Citizens, of which approximately 3,400 were from the latest take-out which occurred on December 1, 2013, and approximately

1347 PROPERTY INSURANCE HOLDINGS, INC.

2,500 were from the December 1, 2012 take-out. Additionally, the Company has approximately 8,000 in-force policies that it obtained from its independent agent force. From all sources of distribution, the in-force policy count at March 31, 2014, and December 31, 2013 was approximately 13,900 and 11,500, respectively.
Maison actively conducts business in the State of Louisiana. The Company insures personal property located in 63 of the total 64 parishes in the State of Louisiana. As of March 31, 2014, these 13,900 policies are concentrated in certain parishes within Louisiana as follows: Jefferson Parish 22.5%, Saint Tammany Parish 11.4%, Orleans Parish 8.4%, Terrebonne Parish 6.0%, and East Baton Rouge Parish 5.2%. No other parish has over 5.0% of the policies, and these remaining 58 parishes aggregate 46.5%.

NON-U.S. GAAP FINANCIAL MEASURES
The Company assesses its results of operations using certain non-U.S. GAAP financial measures, in addition to U.S. GAAP financial measures. These non-U.S. GAAP financial measures are defined below. The Company believes these non-U.S. GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating performance in the same manner as management does.
The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any financial measures prepared in accordance with U.S. GAAP. The Company's non-U.S. GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-U.S. GAAP financial measures.

Underwriting Ratios
The Company, like many insurance companies, analyzes performance based on underwriting ratios such as loss ratio, expense ratio and combined ratio. The loss ratio is derived by dividing the amount of net losses and loss adjustment expenses by net premiums earned. The expense ratio is derived by dividing the sum of amortization of deferred policy acquisition costs and general and administrative expenses by net premiums earned. All items included in the loss and expense ratios are presented in the Company’s U.S. GAAP financial statements. The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio below 100% demonstrates underwriting profit whereas a combined ratio over 100% demonstrates an underwriting loss.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited consolidated financial statements include the provision for loss and loss adjustment expense reserves, valuation of fixed income securities, valuation of net deferred income taxes and deferred policy acquisition costs.
Provision for Loss and Loss Adjustment Expense Reserves
A significant degree of judgment is required to determine amounts recorded in the unaudited consolidated financial statements for the provision for loss and loss adjustment expense reserves. The process for establishing the provision for loss and loss adjustment expense reserves reflects the uncertainties and significant judgmental factors inherent in predicting future results of both known and unknown loss events. As such, the process is inherently complex and imprecise and estimates are constantly refined. The process of establishing the provision for loss and loss adjustment expense reserves relies on the judgment and opinions of a large number of individuals, including the opinions of the Company's consulting independent actuaries.
Factors affecting the provision for loss and loss adjustment expense reserves include the continually evolving and changing regulatory and legal environment, actuarial studies, professional experience and expertise of the Company's claims departments' personnel and independent adjusters retained to handle individual claims, the quality of the data used for projection purposes, existing claims management practices including claims handling and settlement practices, the effect of inflationary trends on future loss settlement costs, court decisions, economic conditions and public attitudes.
In the actuarial review process, an analysis of the provision for loss and loss adjustment expense reserves is completed for the Company's insurance subsidiary.  Unpaid losses, allocated loss adjustment expenses and unallocated loss adjustment expenses are separately analyzed by line of business or coverage by accident year. A wide range of actuarial methods are utilized in order to appropriately measure ultimate loss and loss adjustment expense costs.  These methods include paid loss development, incurred loss development and frequency-severity method. Reasonability tests such as ultimate loss ratio trends and ultimate allocated loss

1347 Property Insurance Holdings, Inc.

adjustment expense to ultimate loss are also performed prior to selection of the final provision. The provision is indicated by line of business or coverage and is separated into case reserves, reserves for losses incurred but not reported ("IBNR") and a provision for unallocated loss adjustment expenses.
Because the establishment of the provision for loss and loss adjustment expense reserves is an inherently uncertain process involving estimates, current provisions may need to be updated. Adjustments to the provision, both favorable and unfavorable, are reflected in the unaudited consolidated statements of operations and comprehensive income (loss) for the periods in which such estimates are updated. The Company's actuaries develop a range of reasonable estimates and a point estimate of loss and loss adjustment expense reserves. The actuarial point estimate is intended to represent the actuaries' best estimate and will not necessarily be at the mid-point of the high and low estimates of the range.
Valuation of Fixed Income Securities
The Company’s fixed income securities are recorded at fair value using observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. The Company does not have any investments in our portfolio which require the Company to use unobservable inputs. Any change in the estimated fair value of its investments could impact the amount of unrealized gain or loss the Company has recorded, which could change the amount the Company has recorded for its investments and other comprehensive loss on its unaudited consolidated balance sheets.
Gains and losses realized on the disposition of investments are determined on the first-in first-out basis and credited or charged to the unaudited consolidated statements of operations and comprehensive income (loss). Premium and discount on investments are amortized and accredited using the interest method and charged or credited to net investment income.
The Company performs a quarterly analysis of its investment portfolio to determine if declines in market value are other-than-temporary. Further information regarding its detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 5, "Investments," to the unaudited consolidated financial statements.
Valuation of Net Deferred Income Taxes
The provision for income taxes is calculated based on the expected tax treatment of transactions recorded in its unaudited consolidated financial statements. In determining its provision for income taxes, the Company interprets tax legislation in a variety of jurisdictions and make assumptions about the expected timing of the reversal of deferred income tax assets and liabilities and the valuation of net deferred income taxes.
The ultimate realization of the deferred income tax asset balance is dependent upon the generation of future taxable income during the periods in which the Company's temporary differences reverse and become deductible. A valuation allowance is established when it is more likely than not that all or a portion of the deferred income tax asset balance will not be realized. In determining whether a valuation allowance is needed, management considers all available positive and negative evidence affecting specific deferred income tax asset balances, including the Company's past and anticipated future performance, the reversal of deferred income tax liabilities, and the availability of tax planning strategies. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the unaudited consolidated statements of operations and comprehensive income (loss).
The Company carries a net deferred income tax asset of $0.5 million and $0.6 million at March 31, 2014 and December 31, 2013, respectively, all of which the Company believes is more likely than not to be fully realized based upon management's assessment of future taxable income.
Deferred Policy Acquisition Costs
Deferred policy acquisition costs represent the deferral of expenses that the Company incurs related to successful efforts to acquire new business or renew existing business. Acquisition costs, primarily commissions, premium taxes and underwriting and agency expenses related to issuing insurance policies are deferred and charged against income ratably over the terms of the related insurance policies. Management regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. Costs associated with unsuccessful efforts or costs that cannot be tied directly to a successful policy acquisition are expensed as incurred, as opposed to being deferred and amortized as the premium is earned.

1347 PROPERTY INSURANCE HOLDINGS, INC.

RESULTS OF OPERATIONS
The Company's net income (loss) for the three months ended March 31, 2014 and 2013 is presented in Table 1 below:
Table 1 Net Income (Loss)
For the three months ended March 31 (in thousands of dollars)

	For the three months ended March 31,
	2014	2013	Change
Revenues:
Net premiums earned	4,114	915	3,199
Net investment income	4	21	(17)
Other income	55	—	55
Total revenues	4,173	936	3,237
Expenses:
Net losses and loss adjustment expenses	384	1,847	(1,463)
Amortization of deferred policy acquisition costs	881	203	678
General and administrative expenses	601	356	245
Total expenses	1,866	2,406	(540)
Income (loss) before income tax expense (benefit)	2,307	(1,470)	3,777
Income tax expense (benefit)	604	(504)	1,108
Net income (loss)	1,703	(966)	2,669
Net Income (Loss) and Earnings (Loss) Per Common Share
In the first quarter of 2014, the Company earned net income of $1.7 million compared to a net loss of $1.0 million in the first quarter of 2013. Including the impact of the beneficial conversion feature on convertible preferred shares, basic and diluted earnings per common share in the first quarter of 2014 was $1.17 compared to a loss per common share of $0.97 in the first quarter of 2013.
The net income for the quarter ended March 31, 2014 is attributable to pre-tax underwriting profits of approximately $2.2 million. This underwriting profit was generated from the Company’s policy growth from both the Citizen’s take-out business as well as the independent agency production. There were no significant weather events that occurred in the first quarter 2014. The Company benefited in the first quarter of 2014 from the ceded catastrophe reinsurance purchased for the contract year of June 1, 2013 through May 31, 2014 since the cost of the catastrophe reinsurance was based upon the in-force policy exposures as of September 30, 2013. The net loss for the three months ended March 31, 2013 is due to a significant hail event occurring in the month of February 2013, which, net of ceded reinsurance recovery, was a $1.8 million event.
Insurance Operations
For the quarter ended March 31, 2014, direct premiums written were $5.7 million compared to $0.4 million for the quarter ended March 31, 2013, representing a 1,325.0% increase. Net premiums written increased 1,250.0% to $5.4 million for the quarter ended March 31, 2014 compared with $0.4 million for the quarter ended March 31, 2013. Net premiums earned increased 355.6% to $4.1 million for the quarter ended March 31, 2014 compared with $0.9 million for the quarter ended March 31, 2013.
The significant increase in direct written premiums is the result of the independent agency production which began in March 2013. These agents wrote approximately $4.0 million of volume during the first quarter 2014 as compared to approximately $0.2 million during the first quarter 2013. Premium volume written from the Citizen’s take-out wind/hail only business was $1.7 million during the first quarter 2014 as compared to $0.2 million for the first quarter 2013.
The loss ratio for the first quarter of 2014 was 9.3% compared to 201.9% for the first quarter of 2013. The decrease in the loss ratio for the first quarter of 2014 was due primarily to no significant weather events occurring in the first quarter compared to the unusual significant hail event that occurred in the first quarter of 2013. The first quarter 2014 loss ratio had the benefit of the release of a portion of prior accident year loss reserves, which decreased the loss ratio by 1.9 percentage points. No loss reserve release or strengthening was recorded for the quarter ended March 31, 2013. The impact of catastrophes on the loss ratios were zero percentage points for the first quarter of 2014 and 201.9 percentage points for the first quarter of 2013.

1347 PROPERTY INSURANCE HOLDINGS, INC.

The expense ratio was 36.0% for the first quarter of 2014 compared to 61.1% for the first quarter of 2013. The decrease in the expense ratio for the first quarter of 2014 is due primarily to increased insurance premiums earned compared to a smaller increase in expenses. Amortization of deferred policy acquisition cost expenses were 21.4% and 22.2% of net premiums earned, respectively, for the quarters ended March 31, 2014 and 2013, decreasing primarily due to actions taken by the Company to lower its premium taxes owed. General and administrative expenses were 14.6% and 38.9% of net premiums earned, respectively, for the quarters ended March 31, 2014 and 2013, decreasing primarily due to a higher increase in net premiums earned as compared to the increase in general and administrative expenses.
As a result of the above items, the Company's combined ratio was 45.3% in the first quarter of 2014 compared with 263.0% in the first quarter of 2013.
Income Tax Expense (Benefit)
Income tax expense for the first quarter of 2014 was $0.6 million compared to income tax benefit of $0.5 million in the first quarter of 2013. The increase in income tax expense for the first quarter of 2014 is primarily attributable to the increased operating income in the first quarter of 2014, and state income tax recorded in 2014, partly offset by a tax benefit for a net operating loss carry forward recorded in 2014.

INVESTMENTS
Portfolio Composition
All of the Company's investments in fixed income securities are classified as available-for-sale and are reported at fair value. At March 31, 2014, the Company held cash and cash equivalents and investments with a carrying value of $22.0 million. As of March 31, 2014, the Company held an investments portfolio comprised primarily of fixed income securities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by the Company's insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments.
Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in thousands of dollars, except for percentages)

Type of investment	March 31, 2014	% of Total	December 31, 2013	% of Total
Fixed income securities:
U.S. government, government agencies and authorities	977	4.4%	—	—%
Mortgage-backed	197	0.9%	—	—%
Asset-backed securities and collateralized mortgage obligations	560	2.6%	100	0.6%
Corporate	1,796	8.2%	201	1.3%
Total fixed income securities	3,530	16.1%	301	1.9%
Short-term investments	100	0.5%	100	0.6%
Total investments	3,630	16.6%	401	2.5%
Cash and cash equivalents	18,330	83.4%	15,007	97.5%
Total	21,960	100.0%	15,408	100.0%

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed income securities portfolio, excluding cash and cash equivalents, at March 31, 2014 and December 31, 2013.

1347 PROPERTY INSURANCE HOLDINGS, INC.

TABLE 3 Fair value of fixed income securities by contractual maturity date
(in thousands of dollars)

	March 31, 2014	% of Total	December 31, 2013	% of Total
Due in less than one year	102	2.9%	—	—%
Due in one through five years	1,863	52.8%	300	100.0%
Due after five through ten years	1,116	31.6%	—	—%
Due after ten years	449	12.7%	—	—%
Total	3,530	100.0%	300	100.0%

At March 31, 2014, 55.7% of fixed income securities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed income securities, management believes are sufficient in amount for the payment of loss and loss adjustment expense reserves and other operating subsidiary obligations on a timely basis. In the event that additional cash is required to meet obligations to its policyholders, the Company believes that the high-quality, liquid investments in the portfolios provide it with sufficient liquidity.
Market Risk
Market risk is the risk that we will incur losses due to adverse changes in interest or currency exchange rates and equity prices. Given its operations typically invest in U.S. dollar denominated instruments and maintain a relatively insignificant investment in equity instruments, its primary market risk exposures in the investments portfolio are to changes in interest rates.
Because the investments portfolio is comprised of primarily fixed maturity instruments that are usually held to maturity, periodic changes in interest rate levels generally impact the Company's financial results to the extent that the investments are recorded at market value and reinvestment yields are different than the original yields on maturing instruments. During periods of rising interest rates, the market values of the existing fixed income securities will generally decrease. The reverse is true during periods of declining interest rates.
Credit Risk
Credit risk is defined as the risk of financial loss due to failure of the other party to a financial instrument to discharge an obligation. Credit risk arises from the Company's positions in short-term investments, corporate debt instruments and government bonds.
Maison's Board of Directors is responsible for the oversight of key investment policies and limits. These policies and limits are subject to annual review and approval by Maison's Board of Directors. Maison's Board of Directors is also responsible for ensuring that these policies are implemented and that procedures are in place to manage and control credit risk.
Table 4 below summarizes the composition of the fair values of fixed income securities, excluding cash and cash equivalents, at March 31, 2014 and December 31, 2013, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed income securities consist of predominantly high-quality instruments in corporate and government bonds with approximately 97.1% of those investments rated 'A' or better at March 31, 2014.
TABLE 4 Credit ratings of fixed income securities

Rating (S&P/Moody's)	March 31, 2014	December 31, 2013
AAA/Aaa	51.9%	33.3%
AA/Aa	12.7	33.3
A/A	32.5	33.4
Percentage rated A/A2 or better	97.1%	100.0%
BBB/Baa	2.9	—
Total	100.0%	100.0%

1347 PROPERTY INSURANCE HOLDINGS, INC.

Other-Than-Temporary Impairment
The Company performs a quarterly analysis of its investment portfolio to determine if declines in market value are other-than-temporary. Further information regarding the Company's detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 5, "Investments," to the unaudited consolidated financial statements.
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments for the quarter ended March 31, 2014 and March 31, 2013.
The length of time an individual investment may be held in an unrealized loss position may vary based on the opinion of the investment manager and their respective analyses related to valuation and to the various credit risks that may prevent the Company from recapturing the principal investment. In the case of an individual investment with a maturity date where the investment manager determines that there is little or no risk of default prior to the maturity of a holding, the Company would elect to hold the investment in an unrealized loss position until the price recovers or the investment matures. In situations where facts emerge that might increase the risk associated with recapture of principal, the Company may elect to sell investments at a loss.
At March 31, 2014, the gross unrealized losses for fixed income securities amounted to $0.0 million, and there were no unrealized losses attributable to non-investment grade fixed income securities.
At each of March 31, 2014 and December 31, 2013, all unrealized losses on individual investments were considered temporary. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.
LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, IBNR loss events and the related estimated loss adjustment expenses.
Table 5 presents distributions, by line of business, of the provision for loss and loss adjustment expense reserves.
TABLE 5 Provision for loss and loss adjustment expense reserves
(in thousands of dollars)

Line of Business	March 31, 2014	December 31, 2013
Homeowners Multi-Peril	259	151
Fire and Allied Lines (primarily wind/hail only)	146	203
Total	405	354
Information with respect to development of the Company's provision for prior years' loss and loss adjustment expense reserves is presented in Table 6.
TABLE 6 Decrease in prior years' provision for loss and loss adjustment expense reserves
(in thousands of dollars)

	Three months ended March 31,
	2014	2013
Favorable change in provision for loss and loss adjustment expense reserves for prior accident years:	(77)	—
For the quarter ended March 31, 2014, the Company reported $0.1 million of favorable development for loss and loss adjustment expense reserves from prior accident years. For the quarter ended March 31, 2013, the Company reported zero development for loss and loss adjustment expense reserves from prior accident years. The favorable development reported for the quarter ended March 31, 2014 was primarily related to lower than expected reported claims subsequent to December 31, 2013 for losses incurred during 2013.

1347 PROPERTY INSURANCE HOLDINGS, INC.

The Company cannot predict whether loss and loss adjustment expense reserves will develop favorably or unfavorably from the amounts reported in the Company’s unaudited consolidated financial statements. The Company believes that any such development will not have a material effect on the Company’s consolidated equity but could have a material effect on the Company’s consolidated financial results for a given period.
See the “Critical Accounting Estimates and Assumptions” section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information pertaining to the Company’s process of estimating the provision for loss and loss adjustment expense reserves.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 4, "Recently Issued Accounting Standards," to the unaudited consolidated financial statements for discussion of certain accounting standards that may be applicable to the Company's current and future consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, capital-raising transactions, investment maturities and income and other returns received on investments. Cash provided from these sources is used primarily for loss and loss adjustment expense payments and other operating expenses. The timing and amount of payments for net losses and loss adjustment expenses may differ materially from the Company's provisions for loss and loss adjustment expense reserves, which may create increased liquidity requirements.
Cash Flows
During the quarter ended March 31, 2014, the net cash provided by operating activities as reported on the unaudited consolidated statements of cash flows was $4.6 million. This source of cash can be primarily explained by the net income of $1.7 million; the decrease in premiums receivable of $2.0 million, primarily from the receipt of premium from Citizens related to the policies taken-out at December 2013; the increase in unearned premium reserves of $0.6 million, primarily due to the policy growth during the quarter; the decrease in ceded unearned premiums of $0.6 million, from the earning of ceded premiums previously paid; the increase in current income taxes payable of $0.5 million; and the increase in premiums collected in advance of $0.5 million, due to timing of insureds payment of premiums; offset by the use of cash to pay related parties of $1.7 million.
During the quarter ended March 31, 2014, the net cash used in investing activities as reported on the unaudited consolidated statements of cash flows was $3.2 million. This use of cash was driven primarily by the purchase of fixed income securities.
During the quarter ended March 31, 2014, the net cash provided from financing activities as reported on the unaudited consolidated statements of cash flows was $2.0 million. This source of cash is attributed to the proceeds received from the issuance of convertible preferred shares as further discussed in Note 9, "Shareholders' Equity," to the unaudited consolidated financial statements.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net increase in cash and cash equivalents during the quarter ended March 31, 2014 was $3.3 million.
The Company's subsidiaries fund their obligations primarily through capital contributions received from its parent, premium income, policy fee income and investment income and maturities in the investments portfolios. As a holding company, the Company funds its obligations, which primarily consist of holding company operating expenses, primarily from cash on hand and receipt of dividends from MMI. Maison requires regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. As of March 31, 2014, Maison has negative unassigned funds, so it cannot pay any dividends to the Company without prior notice to LDOI.
Effective March 31, 2014, the Company completed its previously announced Offering of 1,887,500 shares of its common stock at a price to the public of $8.00 per share, and the exercise in full by representative of the underwriters of a 45-day option to purchase up to 283,125 additional shares of common stock to cover over-allotments. After the exercise of the over-allotment, PIH issued 2,170,625 common shares for total gross proceeds of $17.4 million. Net proceeds to the Company were $15.1 million after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Cash proceeds of $15.9 million, which represent the gross proceeds net of underwriting discounts and commissions, were received by the Company on April 4, 2014 and are included in other receivables on the unaudited consolidated balance sheets.
On January 23, 2014, Fund Management Group LLC, an entity of which the Company's Chairman of the Board, Gordon G. Pratt, is a Managing Member and controlling equity holder, invested $2.0 million in the Company in exchange for 80,000 Series A Convertible Preferred Shares ("Preferred Shares") of the Company pursuant to the terms and conditions of the Series A Convertible Preferred Shares Purchase Agreement between Fund Management Group LLC and the Company. The Preferred Shares are non-

1347 PROPERTY INSURANCE HOLDINGS, INC.

voting and rank senior to all classes of capital stock of the Company. The Preferred Shares do not pay any dividends. At the time of the issuance, the value of the common stock into which the Preferred Shares is convertible had a fair value greater than the $2.0 million proceeds for the issuance. Accordingly, the Company recorded a beneficial conversion feature on the Preferred Shares of $0.5 million for the quarter ended March 31, 2014 which equals the amount by which the estimated fair value of the common stock issuable upon the conversion of the issued Preferred Shares exceeds the proceeds from the issuance.
The conversion of the Preferred Shares into shares of common stock and warrants occurred on March 31, 2014, the effective date of the Offering. On March 31, 2014, the Preferred Shares converted into (i) 312,500 common shares of the Company, which is equal to the $2.0 million liquidation value of the Preferred Shares divided by 80% of the $8.00 offering price per share of the common stock issued in the Offering; and (ii) one warrant per each common share issued as a result of the conversion.
Warrants entitle the holder to purchase one share of common stock at a price equal to 120% of the offering price per share of the Company's common stock issued in the Offering, subject to certain adjustments under a warrant agreement (the “Warrant Agreement”) entered into between Fund Management Group LLC and the Company. The warrants have an expiry date of five years from the date of issuance and are immediately exercisable after issuance in accordance with the exercise procedure under the Warrant Agreement. The warrants may be redeemable by the Company at a price of $0.01 per warrant during any period in which the closing price of the Company's common shares is at or above 175% of the $8.00 price per share of the common stock issued in the Offering for 20 consecutive trading days. The warrant holder is entitled to a 30-day notice prior to the date of such redemption.
Regulatory Capital
In the United States, a risk-based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including Louisiana, the domiciliary state of Maison, have adopted the NAIC RBC requirements. In general, insurers reporting surplus as regards policyholders below 200% of the authorized control level, as defined by the NAIC, at December 31 are subject to varying levels of regulatory action, including discontinuation of operations. As of December 31, 2013, surplus as regards policyholders reported by Maison exceeded the 200% threshold.

1347 Property Insurance Holdings, Inc.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Regulation S-K, we are not required to make disclosures under this Item.
Item 4. Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of March 31, 2014. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.
During the Company's last fiscal quarter, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

1347 Property Insurance Holdings, Inc.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 13, “Commitments and Contingencies,” to the unaudited consolidated financial statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
Most issuers, including the Company are exposed to numerous risk factors that could cause actual results to differ materially from recent results or anticipated future results. The risks and uncertainties described below are those specific to the Company which we currently believe have the potential to be material, but they may not be the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. Investors are advised to consider these factors along with the other information included in this Form 10-Q and to consult any further disclosures the Company makes on related subjects in its filings with the SEC.
Risks Relating To Our Company
We have not generated a profit over a fiscal year to date, and we may never achieve or sustain profitability.
Since our formation in October 2012, we have not recorded a profit in either of fiscal years 2012 or 2013. While we did generate a profit in each of the three most recent quarterly periods and the Company has achieved retained earnings as of March 31, 2014, there can be no assurance that such profitability will continue. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.
We have a limited operating history, and it is difficult to predict our future growth and operating results.
Our business began in February 2012 as part of KFSI when we began conducting market due diligence, establishing the infrastructure and seeking to obtain the necessary regulatory approvals to be able to assume and write homeowners’ insurance policies focusing on catastrophes in the gulf states of the United States. In October 2012, KFSI formed our company as a wholly owned subsidiary and transferred this business to us. We assumed our first insurance policies from Citizens in December 2012. Due to our limited operating history, our ability to execute our business strategy is uncertain and our operations and prospects are subject to all risks inherent in a developing business enterprise. Our limited operating history also makes it difficult to evaluate our long-term commercial viability. More specifically, our ability to execute our business strategy must be evaluated in light of the problems, expenses and difficulties frequently encountered by new businesses in general as well as by property and casualty insurance companies doing business only in one state and offering primarily homeowners insurance policies in particular.
We may not have future opportunities to participate in Citizens take-out programs.
We were able to obtain policies from the annual Citizens take-out process in 2012 and 2013, from which we have approximately 5,900 policies in-force as of March 31, 2014. Additionally, we have obtained approximately 8,000 policies from our independent agents as of March 31, 2014. As of March 31, 2014, approximately 43% of our in-force policies were obtained from the Citizens take-out programs in December 2012 and 2013, collectively. While the Company plans on continued annual participation in this Citizens take-out program the marketplace environment may change in future years and we may not be able to obtain the quantity or quality of policies currently obtained. Additionally, competitors could change their risk profile characteristics, and write these risks directly, which would cause us to lose these policies. The loss of these policies could impact our ability to absorb fixed expenses with lower volumes in the future.
A significant portion of our in-force policies were acquired through the Citizens take-out program and all of such assumed policies cover losses arising only from wind and hail, which creates large concentration of our business in wind and hail only coverage and limits our ability to implement our restrictive underwriting guidelines.
While Citizens writes full peril protection policies in addition to wind and hail only policies, the policies that we have obtained through the Citizens take-out program cover losses arising only from wind and hail and these policyholders prior to our take-out were not able to obtain such coverage from the marketplace other than through Citizens. This creates a large concentration of our business in wind and hail only coverage that other insurance companies have declined to insure, which may expose us to greater risk from catastrophic events. As of March 31, 2014 wind and hail only policies represent approximately 43% of our total policies. Our voluntary independent agency program includes various restrictive underwriting strategies. We are unable to implement these restrictive underwriting strategies to the wind and hail only policies that are taken-out from Citizens. Upon renewal of these

1347 PROPERTY INSURANCE HOLDINGS, INC.

policies, however, we analyze replacement cost scenarios to ensure appropriate amount of coverage is in effect. Our results may be negatively impacted by these limitations.
We have a risk posed by the lack of geographic diversification and concentration of policyholders in Louisiana.
Louisiana is a relatively small state with approximately 400 miles of exposed coastline to the Gulf of Mexico based on data from the U.S. Department of Commerce. According to the Coastal Protection and Restoration Authority of Louisiana, over 2 million residents — approximately 47% of the state’s population based on 2009 U.S. Census estimates — live in Louisiana’s coastal parishes. If we are not able to expand to other states or increase distribution within Louisiana, we may risk higher reinsurance costs and greater loss experience with storm activity occurring in Louisiana. As of March 31, 2014, the Company's policies are concentrated in certain parishes within Louisiana as follows: Jefferson Parish 22.5%, Saint Tammany Parish 11.4%, Orleans Parish 8.4%, Terrebonne Parish 6.0%, and East Baton Rouge Parish 5.2%. No other parish has over 5.0% of the policies, and these remaining 58 parishes aggregate 46.5%.
We have exposure to unpredictable catastrophes, which may have a material adverse effect on our financial results if they occur.
We offer full peril protection and wind/hail-only insurance policies that cover homeowners and owners of manufactured homes, as well as dwelling fire policies for owners of property rented to others, for losses that result from, among other things, catastrophes. We are therefore subject to claims arising out of catastrophes that may have a significant effect on our business, results of operations, and/or financial condition. Catastrophes can be caused by various events, including hurricanes, tropical storms, tornadoes, windstorms, earthquakes, hailstorms, explosions, power outages, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our policyholders are currently concentrated in Louisiana, which is especially subject to adverse weather conditions such as hurricanes and tropical storms. Insurance companies are not permitted to reserve for catastrophes until such an event takes place. Therefore, although we actively manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and/or financial condition.
Our results may fluctuate based on many factors, including cyclical changes in the insurance industry.
The insurance business has historically been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing and, thus, more favorable underwriting profits. An increase in premium levels is often offset over time by an increasing supply of insurance capacity in the form of capital provided by new entrants and existing insurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks and any of these factors could have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly. These factors may cause the price of our common stock to be volatile.
We cannot predict whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we are not able to write insurance at appropriate rates, our ability to transact business would be materially and adversely affected.
Increased competition could adversely impact our results and growth.
The property and casualty insurance industry is highly competitive. We compete not only with other stock companies but also with mutual companies, underwriting organizations and alternative risk sharing mechanisms. While our principal competitors cannot be easily classified, Maison Insurance Company considers its primary competing insurers to be: ASI Lloyds, Lighthouse Property Insurance Corporation, Imperial F&C Insurance Company, Americas Insurance Company, Access Home Insurance Company, and Centauri Specialty Insurance Company. Our principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large national firms, smaller regional companies or companies that write insurance only in Louisiana. We compete for business not only on the basis of price, but also on the basis of financial strength, availability of coverage desired by customers, underwriting criteria and quality of service to our agents and insureds. We may have difficulty in continuing to compete successfully on any of these bases in the future.
In addition, industry developments could further increase competition in our industry, including:

•
an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better pricing and/or terms;

1347 PROPERTY INSURANCE HOLDINGS, INC.

•	the creation or expansion of programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative markets types of coverage;

•	changing practices caused by the Internet, which has led to greater competition in the insurance business;

•	changes in Louisiana’s regulatory climate; and

•
the passage of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to our insurance subsidiary.

These developments and others could make the property and casualty insurance marketplace more competitive. If competition limits our ability to write new business at adequate rates, our future results of operations would be adversely affected.
If our actual losses from insureds exceed our loss and loss adjustment expense reserves, our financial results would be adversely affected.
We record liabilities, which are referred to as loss and loss adjustment expense reserves, for specific claims incurred and reported as well as reserves for claims incurred but not reported. The estimates of losses for reported claims are established on a case-by-case basis. Such estimates are based on our particular experience with the type of risk involved and our knowledge of the circumstances surrounding each individual claim. Reserves for reported claims comprise our total estimate of the cost to settle the claims, including investigation and defense of the claim, and may be adjusted for differences between costs as originally estimated and the costs as re-estimated or incurred. Reserves for incurred but not reported claims are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. We use a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data, and prevailing economic, social and legal factors. While management believes that amounts included in the consolidated financial statements for loss and loss adjustment expense reserves are adequate, there can be no assurance that future changes in loss development, favorable or unfavorable, will not occur. The estimates are periodically reviewed and any changes are reflected in current operations.
Our objective is to set reserves that represent management’s best estimate of the amount needed to at least equal the ultimate cost to investigate and settle claims. However, the process of establishing adequate loss and loss adjustment expense reserves is inherently uncertain, and the ultimate cost of a claim may vary materially from the amounts reserved. We regularly monitor and evaluate loss and loss adjustment expense reserves to verify reserve adequacy. Any adjustment to loss and loss adjustment expense reserves is reflected in underwriting results for the accounting period in which the adjustment is made. Due to the uncertainties discussed above, the ultimate losses may vary materially from current loss and loss adjustment expense reserves which could have a material adverse effect on our future financial condition, results of operations and cash flows.
As of March 31, 2014, our loss and loss adjustment expense reserves of $0.4 million were comprised of incurred but not reported reserves of $0.3 million and known case reserves of $0.1 million.
The effects of emerging claim and coverage issues on our business are uncertain.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These changes may have a material adverse effect on our business by extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued and/or renewed, and this may have a material adverse effect on our financial position and results of operations.
The failure of third party adjusters to properly evaluate claims or the failure of our claims handling administrator to pay claims fairly could adversely affect our business, financial results and capital requirements.
We have outsourced our claim adjusting function to third party adjusters while MMI functions as our claim administrator. We therefore rely on these third party adjusters to accurately evaluate claims that are made under our policies. Many factors affect the ability of MMI and our third party adjuster firms to pay claims accurately, including the training and experience of their claims representatives, the culture of their respective claims organizations, the effectiveness of their management and their ability to develop or select and implement appropriate procedures and systems to support their claims functions. MMI functions as our claims administrator and authorizes payment based on recommendations from third party adjusters; any failure on the part of the third party adjusters to recommend payment on claims fairly could lead to material litigation, undermine our reputation in the marketplace, impair our image and adversely affect our financial results.
If we are unable to expand our business because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Our future growth may depend on our ability to expand the number of insurance policies we write, the kinds of insurance products we offer and the geographic markets in which we do business, all balanced by the business risks we choose to assume and cede. Our existing sources of funds include possible sales of our securities and our earnings from operations and investments. Unexpected catastrophic events in our market areas, such as the hurricanes experienced in Louisiana in recent years, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims, unless we are able to raise additional capital.
Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our company’s capital and surplus, premiums and loss reserves in money market funds and other investment vehicles.
A portion of our expected income is likely to be generated by the investment of our cash reserves in money market funds and other investment vehicles. The amount of income generated in this manner is a function of our investment policy, available investment opportunities, and the amount of invested assets. If we experience larger than expected losses, our invested assets may need to be liquidated in order to meet the operating cash needs for paying current claims, which may result in lower investment income. Currently, all of our capital is invested in money market funds or held in bank accounts. Periodically, we will review our investment policy in light of our then-current circumstances and available investment opportunities. Fluctuating interest rates and other economic factors make it impossible to accurately estimate the amount of investment income that will actually be realized. We may realize losses on our investments, which may have a material adverse impact on our results of operations and/or financial condition.
We may experience financial exposure from climate change.
Our financial exposure from climate change is most notably associated with losses in connection with increasing occurrences of hurricanes striking Louisiana. We attempt to mitigate the risk of financial exposure from climate change through restrictive underwriting criteria, sensitivity to geographic concentrations and reinsurance. Restrictive underwriting criteria can include, but are not limited to, higher premiums and deductibles and excluded policy risks, such as fences and screened-in enclosures. Our maximum reinsurance coverage amount is determined by subjecting our homeowner exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the frequency of a storm occurring once in every 100 years. 100 years is used as a measure of the relative size of a storm as compared to a storm expected to occur once every 250 years, which would be larger, or conversely, a storm expected to occur once every 50 years, which would be smaller. We assess appropriateness of the level of reinsurance we purchase by giving consideration to our own risk appetite, the opinions of independent rating agencies and the LDOI requirements. Our amount of losses retained (referred to as our deductible) in connection with a catastrophic event is determined by market capacity, pricing conditions, and surplus preservation.
Industry trends, such as increased litigation against the insurance industry and individual insurers, the willingness of courts to expand covered causes of loss, rising jury awards, and the escalation of loss severity, may contribute to increased costs and to the deterioration of the reserves of our insurance subsidiary.
Loss severity in the property and casualty insurance industry has continued to increase in recent years, principally driven by larger court judgments. In addition, many legal actions and proceedings have been brought on behalf of classes of complainants, which can further increase the size of judgments. The propensity of policyholders and third party claimants to litigate, the willingness of courts to expand causes of loss and the size of awards may render the loss reserves of our insurance subsidiary inadequate for current and future losses, which could have a material adverse effect on our financial position, results of operation and cash flows.
Our ability to compete in the property and casualty insurance industry and our ability to expand our business may be negatively affected by the fact that we do not have a rating from A.M. Best.
We are not rated by A.M. Best, although we currently have a Financial Stability Rating (FSR) of ‘A’ Exceptional from Demotech, Inc. We have never been reviewed by A.M. Best and do not intend to seek a rating from A.M. Best. Unlike Demotech, A.M. Best’s methodology is unfavorable to companies that use reinsurance to support premium writings. We do not intend to modify our business plan to qualify for a more favorable result from an assessment or rating by A.M. Best. While our Demotech rating has proved satisfactory to date in attracting an acceptable amount of business from independent agents, some independent agents are reluctant to do business with a company that is not rated by A.M. Best. As a result, not having an A.M. Best rating may prevent us from expanding our business into certain independent agencies or limit our access to credit from certain financial institutions, which may in turn limit our ability to compete with large, national insurance companies and certain regional insurance companies.
We face a risk of non-availability of reinsurance, which may have a material adverse effect on our ability to write business and our results of operations and financial condition.
We use, and we expect to continue to use, reinsurance to help manage our exposure to catastrophic losses due to various events, including hurricanes, windstorms, hailstorms, explosions, power outages, fires and man-made events. The availability and cost

1347 PROPERTY INSURANCE HOLDINGS, INC.

of reinsurance are each subject to prevailing market conditions beyond our control which can affect business volume and profitability. We may be unable to maintain our current reinsurance coverage, to obtain additional reinsurance coverage in the event our current reinsurance coverage is exhausted by a catastrophic event, or to obtain other reinsurance coverage in adequate amounts or at acceptable rates. Similar risks exist whether we are seeking to replace coverage terminated during the applicable coverage period or to renew or replace coverage upon its expiration. We can provide no assurance that we can obtain sufficient reinsurance to cover losses resulting from one or more storms in the future, or that we can obtain such reinsurance in a timely or cost-effective manner. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to accept an increase in net risk exposures, we would have to reduce the amount of risk we underwrite. Either increasing our net exposure to risk or reducing the amount of risk we underwrite may cause a material adverse effect on our results of operations and our financial condition.
We face a risk of non-collectability of reinsurance, which may have a material adverse effect on our business, results of operations and/or financial condition.
Although reinsurers are liable to us to the extent of the reinsurance coverage we purchase, we remain primarily liable as the direct insurer on all risks that we reinsure. Therefore, our reinsurance agreements do not eliminate our obligation to pay claims. As a result, we are subject to risk with respect to our ability to recover amounts due from reinsurers. The risk could arise in two situations: (a) our reinsurers may dispute some of our reinsurance claims based on contract terms, and we may ultimately receive partial or no payment, or (b) the amount of losses that reinsurers incur related to worldwide catastrophes may materially harm the financial condition of our reinsurers and cause them to default on their obligations. While we will attempt to manage these risks through underwriting guidelines, collateral requirements, financial strength ratings, credit reviews and other oversight mechanisms, our efforts may not be successful. Further, while we on occasion require collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions, certain balances are not collateralized because it has not always been standard business practice to require security for balances due. As a result, our exposure to credit risk may have a material adverse effect on our results of operations, financial condition and cash flow.
Significant reinsurers of the Company, along with the cession percentages, are as follows: Hannover Rueckversicherung AG 54.2%, Lloyds of London Syndicates 31.0%, Odyssey Reinsurance Company 5.9%, Renaissance Reinsurance Ltd. 4.1%, DaVinci Reinsurance Ltd. 2.7% and Everest Reinsurance Company 2.0%. Each of these reinsurers has an S&P rating of at least an A-.
We use actuarially driven catastrophe models to provide us with risk management guidelines.
As is common practice within the insurance industry, we run our exposures in an actuarially driven model that uses past storm data to predict future loss of certain events reoccurring based upon the location and other data of our insured properties. These models, which are provided by independent third parties, can produce wide ranging results within Louisiana. While we use these models along with the advice of our reinsurance intermediary to select the amount and type of reinsurance to mitigate the loss of capital from catastrophic wind events, these models are not verified and there are risks that the amount of reinsurance purchased will be insufficient to cover the ultimate loss from a catastrophic wind event and that the probability of a catastrophic event’s occurrence may be greater than our estimate.
The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.
We utilize a number of strategies to mitigate our risk exposure including:

•	utilizing restrictive underwriting criteria;

•	carefully evaluating and monitoring terms and conditions of our policies;

•	focusing on our risk aggregations by geographic zones; and

•	ceding insurance risk to reinsurance companies.
However, there are inherent limitations in all of these tactics. No assurance can be given that an event or series of events will not result in loss levels which could have a material adverse effect on our financial condition or results of operations.
Our strategy to expand into other states may not succeed.
Our strategy for growth includes potentially entering into new states. This strategy could divert management’s attention. We cannot predict whether we will be able to enter new states or whether applicable state regulators will grant Maison a license to do business in such states. We cannot know if we will realize the anticipated benefits of operating in new states or if there will be substantial unanticipated costs associated with such expansion. Any of these factors could adversely affect our financial position and results of operations.

1347 PROPERTY INSURANCE HOLDINGS, INC.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.
Various provisions of our policies, such as limitations or exclusions from coverage which have been negotiated to limit our risks, may not be enforceable in the manner we intend. At the present time, we employ a variety of endorsements to our policies that limit exposure to known risks, including but not limited to exclusions relating to homes in close proximity to the coast line. In addition, the policies we issue contain conditions requiring the prompt reporting of claims to us or to our claims handling administrator and our right to decline coverage in the event of a violation of that condition. While our insurance product exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or that legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would increase our loss experience, which could have a material adverse effect on our financial condition or results of operations.
Maison is subject to an independent third party rating agency and must maintain certain rating levels to continue to write much of its current and future policies.
In the event that Maison fails to maintain an ‘‘A’’ rating given by a rating agency acceptable to both our insurance agents and our insureds’ home lenders, it will be unable to continue to write much of its current and future insurance policies. Principally, among several factors, Maison must maintain certain minimum capital and surplus. The loss of such an acceptable rating may lead to a significant decline in our premium volume and adversely affect the results of our operations. Demotech, Inc. reaffirmed our Financial Stability Rating of ‘‘A’’ on March 25, 2014. This ‘‘Exceptional’’ rating continues as long as we maintain a minimum amount of capital and surplus of $7.5 million, and continue to satisfy additional requirements, which include improving underwriting results and submitting quarterly statutory financial statements within 45 days and annual statutory financial statements within 60 days of the period end.
If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. We would be required to perform the annual review and evaluation of our internal controls no later than for the fiscal year ending December 31, 2015. We initially expect to qualify as an emerging growth company, and thus, we would be exempt from the auditors’ attestation requirement until such time as we no longer qualify as an emerging growth company. Regardless of whether we qualify as an emerging growth company, we will still need to implement substantial control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements of the Nasdaq Capital Market, or NASDAQ, among other items. Establishing these internal controls will be costly and may divert management’s attention.
Evaluation by us of our internal controls over financial reporting may identify material weaknesses that may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the U.S. Securities and Exchange Commission, or SEC, or violations of NASDAQ listing rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This may have a material adverse effect on our business, financial condition and results of operations and could also lead to a decline in the price of our common stock.
While we currently qualify as an ‘‘emerging growth company’’ under the JOBS Act, we cannot be certain if we take advantage of the reduced disclosure requirements applicable to emerging growth companies that we will not make our common stock less attractive to investors. Once we lose emerging growth company status, the costs and demands placed upon our management are expected to increase.
The JOBS Act permits ‘‘emerging growth companies’’ like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. As long as we qualify as an emerging growth company, we would be permitted, and we intend to, omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above. We also intend to take advantage of the exemption provided under the JOBS Act from the requirements to submit say-on-pay, say-on-frequency and say-on-golden parachute votes to our stockholders and we will avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

1347 PROPERTY INSURANCE HOLDINGS, INC.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of these benefits until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.
We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under the Offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a ‘‘large accelerated filer,’’ as defined under the Exchange Act.
Until such time that we lose ‘‘emerging growth company’’ status, it is unclear if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements.
Our information technology systems may fail or suffer a loss of security which may have a material adverse effect on our business.
Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform actuarial and other modeling functions necessary for our underwriting business, as well as to handle our policy administration processes (such as the printing and mailing of our policies, endorsements, renewal notices, etc.). The failure of these systems could interrupt our operations. This could result in a material adverse effect on our business results.
The development and expansion of our business is dependent upon the successful development and implementation of advanced computer and data processing systems. The failure of these systems to function as planned could slow our growth and adversely affect our future business volume and results of operations.
We believe that our independent agents will play a key role in our efforts to increase the number of voluntary policies written by our insurance subsidiary. We utilize various policy administration, rating, and issuance systems. Internet disruptions or system failures of our current policy administration, policy rating and policy issuance system could affect our future business volume and results of operations. In addition, a security breach of our computer systems could damage our reputation or result in liability. We retain confidential information regarding our business dealings in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. It is critical that these facilities and infrastructure remain secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or other disruptive problems. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate confidential information.
Any failure on the part of our third-party policy administration processor could lead to material litigation, undermine our reputation in the marketplace, impair our image and negatively affect our financial results.
We outsource our policy administration process to WaterStreet Company, an unaffiliated, independent third party service provider. Any failure on the part of such third party to properly handle our policy administration process could lead to material litigation, undermine our reputation in the marketplace, impair our image and negatively affect our financial results.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and NASDAQ rules, including those promulgated in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, hire additional staff and provide additional management oversight. We are implementing additional procedures and processes for the purpose of addressing the standards and

1347 PROPERTY INSURANCE HOLDINGS, INC.

requirements applicable to public companies. In addition, sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our organization and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We expect to incur significant additional annual expenses related to these steps associated with, among other things, director fees, reporting requirements, transfer agent fees, additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses. We also expect that the new rules and regulations to which we will be subject as a result of being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage for such directors and officers. Any of these factors could make it more difficult for us to attract and retain qualified members of our board of directors. Finally, we expect to incur additional costs once we lose ‘‘emerging growth company status.’’ We estimate incurring approximately $1.2 million of additional annual operating costs as a result of being a publicly traded company.
We may require additional capital in the future which may not be available or may only be available on unfavorable terms.
Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements or to cover losses, we may need to raise additional funds through financings or curtail our projected growth. Based on our current operating plan, we believe our current capital together with our anticipated retained earnings will support our operations without the need to raise additional capital. However, we cannot provide any assurance in that regard, since many factors will affect our capital needs and their amount and timing, including our growth and profitability, the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other developments. If we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing stockholders. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.
Our acquisition strategy may not succeed.
Our strategy for growth includes acquisition transactions. This strategy could divert management’s attention, or, if implemented, create difficulties including the integration of operations and the retention of employees, and the contingent and latent risks associated with our transaction partner. The risks associated with the acquisition of a smaller insurance company include:

•	inadequacy of reserves for losses and loss expenses;

•	quality of their data and underwriting processes;

•	the need to supplement management with additional experienced personnel;

•	conditions imposed by regulatory agencies that make the realization of cost-savings through integration of operations more difficult;

•	the requirement for regulatory approval for certain acquisitions;

•	a need for additional capital that was not anticipated at the time of the acquisition; and

•	the use of a substantial amount of our management’s time.
We cannot predict whether we will be able to identify and complete a future transaction on terms favorable to us. We cannot know if we will realize the anticipated benefits of a completed transaction or if there will be substantial unanticipated costs associated with the transaction. In addition, a future transaction may result in tax consequences at either or both the stockholder and company level, potentially dilutive issuances of our securities, the incurrence of additional debt and the recognition of potential impairment of goodwill and other intangible assets. Each of these factors could adversely affect our financial position and results of operations.
The development and implementation of new technologies will require an additional investment of our capital resources in the future.
Frequent technological changes, new products and services and evolving industry standards all influence the insurance business. The Internet, for example, is increasingly used to transmit benefits and related information to clients and to facilitate business-to-business information exchange and transactions. We believe that the development and implementation of new technologies will require additional investment of our capital resources in the future. We have not determined, however, the amount of resources and the time that this development and implementation may require, which may result in short-term, unexpected interruptions to

1347 PROPERTY INSURANCE HOLDINGS, INC.

our business, or may result in a competitive disadvantage in price and/or efficiency, as we endeavor to develop or implement new technologies.
We rely on independent agents to write our insurance policies, and if we are not able to attract and retain independent agents, our revenues would be negatively affected.
While we currently obtain many of our policies through the assumption of policies from Citizens, we still require the cooperation and consent of our network of independent agents. We have contractual relationships with more than 130 independent agents. In the future, we may rely on these independent agents to be the primary source for our property insurance policies. Many of our competitors also rely on independent agents.
As a result, we must compete with other insurers for independent agents’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage or higher commissions to their agents. If our products, pricing and commissions are not competitive, we may find it difficult to attract business from independent agents to sell our products. A material reduction in the amount of our products that independent agents sell would adversely affect our revenues.
Our success depends on our ability to accurately price the risks we underwrite.
The results of our operations and the financial condition of our insurance subsidiary depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data, develop, test and apply appropriate rating formulas, closely monitor and timely recognize changes in trends and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and thereby price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

•	the availability of sufficient reliable data and our ability to properly analyze such data;

•	uncertainties that inherently characterize estimates and assumptions;

•	our selection and application of appropriate rating and pricing techniques;

•	changes in legal standards, claim settlement practices and restoration costs; and

•	legislatively imposed consumer initiatives.
Because we have assumed a substantial portion of our current policies from Citizens, our rates are based, to a certain extent, on the rates charged by Citizens. In determining the rates we charge in connection with the policies we assumed from Citizens, our rates must be equal to or less than the rates charged by Citizens. If Citizens reduces its rates, we must reduce our rates to keep them equivalent to or less than Citizens’ rates; however, if Citizens increases its rates, we may not automatically increase our rates. Additionally, absent certain circumstances, we must continue to provide coverage to the policyholders that we assume from Citizens if we have underwritten the same policyholder for a period of three consecutive years. If we underprice our risks, it may negatively affect our profit margins and if we overprice risks, it could reduce our customer retention, sales volume and competitiveness. Either event may have a material adverse effect on the profitability of our insurance subsidiary.
Current operating resources are necessary to develop future new insurance products.
We currently intend to expand our product offerings by underwriting additional insurance products and programs, and marketing them through our distribution network. Expansion of our product offerings will result in increases in expenses due to additional costs incurred in actuarial rate justifications, software and personnel. Offering additional insurance products may also require regulatory approval, further increasing our costs and potentially affecting the speed with which we will be able to pursue new market opportunities. There can be no assurance that we will be successful bringing new insurance products to our marketplace.
As an insurance holding company, we are currently subject to regulation by the State of Louisiana and in the future may become subject to regulation by certain other states or a federal regulator.
All states regulate insurance holding company systems. State statutes and administrative rules generally require each insurance company in the holding company group to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the group. As part of its registration, each insurance company must identify material agreements, relationships and transactions with affiliates, including without limitation loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends, and consolidated tax allocation agreements. Insurance holding company regulations generally provide that transactions between an insurance company and its affiliates must be fair and equitable, allocated between the parties

1347 PROPERTY INSURANCE HOLDINGS, INC.

in accordance with customary accounting practices, and fully disclosed in the records of the respective parties. Many types of transactions between an insurance company and its affiliates, such as transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the system, may be subject to prior notice to, or prior approval by, state regulatory authorities. If we are unable to provide the required materials or obtain the requisite prior approval for a specific transaction, we may be precluded from taking the actions, which could adversely affect our financial condition and results of operations.
Our insurance subsidiary currently operates only in Louisiana. In the future, our insurance subsidiary may become authorized to transact business in other states and therefore will become subject to the laws and regulatory requirements of those states. These regulations may vary from state to state, and certain states may have regulations which conflict with the regulations of other states. Currently, the federal government’s role in regulating or dictating the policies of insurance companies is limited. However, Congress, from time to time, considers proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation. The impact of any future federal insurance regulation on our insurance operations is unclear and may adversely impact our business or competitive position.
Our insurance subsidiary is subject to extensive regulation which may reduce our profitability or inhibit our growth. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may have a material adverse effect on our financial condition and results of operations.
The insurance industry is highly regulated and supervised. Maison, our insurance subsidiary, is subject to the supervision and regulation of the state in which it is domiciled (Louisiana) and the state(s) in which it does business (currently only Louisiana). Such supervision and regulation is primarily designed to protect policyholders rather than shareholders. These regulations are generally administered by a department of insurance in each state and relate to, among other things:

•	the content and timing of required notices and other policyholder information;

•	the amount of premiums the insurer may write in relation to its surplus;

•	the amount and nature of reinsurance a company is required to purchase;

•	approval of insurance company acquisitions;

•	participation in guaranty funds and other statutorily-created markets or organizations;

•	business operations and claims practices;

•	approval of policy forms and premium rates;

•	standards of solvency, including risk-based capital measurements;

•	licensing of insurers and their products;

•	licensing of agents and managing general agents;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the ability of our insurance company subsidiary to pay dividends to us;

•	restrictions on transactions between insurance company subsidiaries and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	prescribing the form and content of records of financial condition required to be filed; and

•	requiring reserves as required by statutory accounting rules.
The LDOI and regulators in other jurisdictions where our insurance subsidiary may become licensed conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. These regulatory authorities also conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators. In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our

1347 PROPERTY INSURANCE HOLDINGS, INC.

interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our business or otherwise penalize us. Any such outcome may have a material adverse effect on our ability to operate our business.
Finally, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities may have a material adverse effect on our ability to operate our business.
Maison is subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
Maison is subject to risk-based capital standards and other minimum capital and surplus requirements imposed under the laws of Louisiana (or other states where we may eventually conduct business). The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the NAIC require Maison to report its results of risk-based capital calculations to state departments of insurance and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is the number determined by applying the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.
In addition, Maison is required to maintain certain minimum capital and surplus and to limit its written premiums to specified multiples of its capital and surplus. Maison could exceed these ratios if its volume increases faster than anticipated or if its surplus declines due to catastrophe, non-catastrophic losses, excessive underwriting or operational expenses.
Any failure by Maison to meet the applicable risk-based capital or minimum statutory capital requirements or the writings ratio limitations imposed by the laws of Louisiana (or other states where we may eventually conduct business) could subject it to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation.
Any changes in existing risk-based capital requirements, minimum statutory capital requirements or applicable writings ratios may require us to increase our statutory capital levels, which we may be unable to do.
Our status as an insurance holding company could adversely affect our ability to meet our obligations.
As an insurance holding company, we are dependent on dividends and other permitted payments from Maison to service debt and for our operating capital. The ability of Maison to pay dividends to us is subject to certain restrictions imposed under Louisiana insurance law, which is the state of domicile for Maison, as well as pursuant to a consent agreement entered into with the LDOI as a condition of licensure.
We may be unable to attract and retain qualified employees.
We depend on our ability to attract and retain experienced underwriting talent and other skilled employees who are knowledgeable about our business. If the quality of our underwriters and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations, which could adversely affect our results. Because we have relatively few employees, the loss of, or failure to attract, key personnel could also significantly impede the financial plans, growth, marketing and other objectives of Maison. Its success depends to a substantial extent on the ability and experience of its senior management. Maison Insurance believes that its future success will depend in large part on its ability to attract and retain additional skilled and qualified personnel and to expand, train and manage its employees. Maison may not be successful in doing so, because the competition for experienced personnel in the insurance industry is intense. Many of the companies with which we and Maison compete for experienced personnel have greater resources than we have. We cannot be certain of our ability to identify, hire and retain adequately qualified personnel. Maison does not have employment agreements with its key personnel. Failure to identify, hire, and retain necessary key personnel, specifically, our Chief Executive Officer, Douglas Raucy, could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to our Separation from KFSI
As long as KFSI has a substantial interest in us, your ability to influence matters requiring stockholder approval may be limited.
Prior to March 31, 2014, KFSI indirectly owned 100% of our issued and outstanding common stock. As of March 31, 2014, KFSI indirectly owns approximately 28.7% of our issued and outstanding common stock. As long as KFSI holds a substantial portion

1347 PROPERTY INSURANCE HOLDINGS, INC.

of our outstanding common stock, other investors’ voting power may be limited. KFSI may have considerable influence over certain matters, including:

•	the composition of our board of directors and, through our board of directors, any determination with respect to our business plans and policies, including the appointment and removal of our officers;

•	any determinations with respect to acquisitions, mergers and other business combinations;

•	our acquisition or disposition of assets;

•	our financing activities;

•	the payment of dividends on our common stock; and

•	the number of shares of our common stock available for issuance under equity plans, if any.
KFSI’s voting power may discourage transactions involving a change of control, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares over the then-current market price. KFSI is not prohibited from selling its interest in us to a third party and may do so without shareholder approval and without providing for a purchase of common stock. Accordingly, shares of our common stock may be worth less than they would be if KFSI did not have a controlling interest in us.
This voting power on matters relating to our business and operations could also limit the possibility of stockholders changing management in the event that stockholders did not agree with the conduct of officers and directors. Additionally, stockholders would potentially not be able to obtain the necessary stockholder vote to affect any change in the course of our business. This could further prevent the stockholders from removing any of our directors who they believe are not managing us with sufficient skill to make us profitable, which could cause investors to lose all or part of their investment.
We may be unable to achieve some or all of the benefits that we expect to achieve from our separation from KFSI.
As a stand-alone, independent public company, we believe that our business will benefit from, among other things, access to capital markets, which will allow our management to design and implement corporate policies and strategies that are based primarily on the characteristics of our business, and allow us to focus our financial resources wholly on our own operations and implement and maintain a capital structure designed to meet our own specific needs. However, by separating from KFSI, there is a risk that we may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of KFSI. We may not be able to achieve some or all of the benefits that we expect to achieve as a stand-alone, independent insurance holding company or such benefits may be delayed or may not occur at all. There can be no assurance that analysts and investors will place a greater value on us as a stand-alone insurance holding company than on our business as a part of KFSI.
We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent company, and we may experience increased costs after the separation or as a result of the separation.
Following the completion of our separation, KFSI (or an affiliate or subsidiary thereof) and 1347 Advisors is contractually obligated to provide to us only those services specified in the Transition Services Agreement and certain other permanent services provided under an ‘‘evergreen’’ Management Services Agreement, unless cancelled by mutual consent or as otherwise provided therein. The Transition Services Agreement, which was effective as of March 31, 2014, provides for services to be provided for various time frames of limited length. We may be unable to replace the services or other benefits that KFSI previously provided to us that are not specified in the Transition Services Agreement and the other agreements in a timely manner or on comparable terms. Also, upon the expiration of the terms of the required services under the Transition Services Agreement and other agreements, such services will be provided internally or by unaffiliated third parties, and in some instances we will incur higher costs to obtain such services than we incurred under the terms of such agreements. In addition, if KFSI (or an affiliate or subsidiary thereof) does not continue to perform effectively the transition services and the other services that are called for under the Transition Services Agreement and other agreements, we may not be able to operate our business effectively and our operating results could be adversely affected. Furthermore, after the expiration of the terms of the required services under Transition Services Agreement and the other agreements, we may be unable to replace in a timely manner or on comparable terms the services specified in such agreements.
Prior to March 31, 2014, we utilized the executive management team and administrative resources of KFSI. Some daily functions have been performed by KFSI, including those related to SEC filings, auditing and review by accountants of required financial statements, which became our responsibility effective March 31, 2014. In addition, there will be a time period during which such new personnel will have to learn the required systems for these functions. The lack of these relationships and resources may harm our operating results, financial condition and our ability to raise any required debt or equity funding.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Our historical pro forma financial information is not necessarily representative of the results we would have achieved as a separate publicly traded company and may not be a reliable indicator of our future results.
Our historical financial information may not reflect what our results of operations, financial position and cash flows would have been had we been an independent publicly traded company during the periods presented or what our results of operations, financial position and cash flows will be in the future now that we are an independent company. This is primarily because:

•
our historical financial information reflects allocation for services historically provided to us by KFSI, which allocations may not reflect the costs we will incur for similar services in the future as an independent company; and

•
our historical financial information does not reflect changes that we expect to incur in the future as a result of our separation from KFSI, including changes in the cost structure, personnel needs, financing and operations of the business as a result of the separation from KFSI and from reduced economies of scale.

Subsequent to March 31, 2014, we also will be responsible for the additional costs associated with being an independent public company, including costs related to corporate governance and listed and registered securities. We estimate incurring approximately $1.2 million of additional annual operating costs as a result of being a publicly traded company. Therefore, our historical financial statements may not be indicative of our future performance as an independent public company. For additional information about our past financial performance and the basis of presentation of our financial statements, please see ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our unaudited consolidated financial statements and the notes thereto included in this Form 10-Q.

We may have received better terms from unaffiliated third parties than the terms we received in our agreements with KFSI.
The agreements related to our separation from KFSI were negotiated in the context of our separation from KFSI while we were still part of KFSI and, accordingly, may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties. We may have received better terms from third parties because third parties may have competed with each other to win our business. Some of our board members are also members of the KFSI board or senior management.
Any disputes that arise between us and KFSI with respect to our past and ongoing relationships could harm our business operations.
Disputes may arise between KFSI and us in a number of areas relating to our past and ongoing relationships, including:

•	employee retention and recruiting;

•	the nature, quality and pricing of transitional services KFSI has agreed to provide us; and

•	business opportunities that may be attractive to both KFSI and us.
We may not be able to satisfactorily resolve any potential conflicts, and any resolution may be less favorable than it would be if we were dealing with an unaffiliated third party.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

1347 Property Insurance Holdings, Inc.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (*)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (*)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (**)	XBRL Instance Document

101.SCH (**)	XBRL Taxonomy Extension Schema

101.CAL (**)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF (**)	XBRL Taxonomy Extension Definition Linkbase

101.LAB (**)	XBRL Taxonomy Extension Label Linkbase

101.PRE (**)	XBRL Taxonomy Extension Presentation Linkbase

(*) Furnished herewith

(**) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act; is deemed not filed for purposes of Section 18 of the Exchange Act; and otherwise is not subject to liability under these sections.

1347 PROPERTY INSURANCE HOLDINGS, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	May 15, 2014	By:	/s/ Douglas N. Raucy
Douglas N. Raucy, President, Chief Executive Officer and Director
(principal executive officer)

Date:	May 15, 2014	By:	/s/ John S. Hill
John S. Hill, Chief Financial Officer
(principal financial and accounting officer)

