Form 10-Q
period 2014-06-30
1347 Property Insurance Holdings, Inc.
filed 2014-08-14
CIK 1591890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______ to ______

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
_________________________

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of August 14, 2014 was 6,358,125.

1347 Property Insurance Holdings, Inc.

1347 Property Insurance Holdings, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Investments:
Fixed income securities, at fair value (amortized cost of $5,893 and $301, respectively)	$5,908	$301
Short-term investments, at cost which approximates fair value	100	100
Total investments	6,008	401
Cash and cash equivalents	56,899	15,007
Premiums receivable, net of allowance for doubtful accounts of $2 and $0, respectively	1,653	3,805
Ceded unearned premiums	1,614	1,126
Deferred policy acquisition costs	2,610	1,925
Net deferred income taxes	411	571
Other assets	433	343
Total Assets	$69,628	$23,178
Liabilities and Shareholders' Equity

Liabilities:
Loss and loss adjustment expense reserves	$433	$354
Unearned premium reserves	14,393	11,004
Ceded reinsurance premiums payable	2,578	50
Agent commissions payable	559	254
Premiums collected in advance	1,031	213
Payable to related party	237	2,668
Current income taxes payable	462	—
Accrued expenses and other liabilities	1,247	753
Total Liabilities	$20,940	$15,296
Shareholders' Equity:
Preferred stock, $25.00 par value; 1,000 shares authorized; zero issued and outstanding at June 30, 2014 and December 31, 2013, respectively	$—	$—
Common stock, $0.001 par value; 10,000 shares authorized; 6,358 and 1,000 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	6	1
Additional paid-in capital	47,721	8,749
Retained earnings (accumulated deficit)	951	(868)
Accumulated other comprehensive income	10	—
Total Shareholders' Equity	48,688	7,882
Total Liabilities and Shareholders' Equity	$69,628	$23,178
See accompanying notes to unaudited consolidated financial statements.

1347 Property Insurance Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Net premiums earned	$4,740	$694	$8,854	$1,609
Net investment income	24	21	28	42
Other-than-temporary impairment loss	—	(188)	—	(188)
Other income	65	6	120	6
Total revenues	4,829	533	9,002	1,469
Expenses:
Net losses and loss adjustment expenses	1,175	642	1,559	2,489
Amortization of deferred policy acquisition costs	1,100	220	1,981	423
General and administrative expenses	1,500	457	2,101	813
Total expenses	3,775	1,319	5,641	3,725
Income (loss) before income tax expense (benefit)	1,054	(786)	3,361	(2,256)
Income tax expense (benefit)	438	(263)	1,042	(767)
Net income (loss)	616	(523)	2,319	(1,489)
Less: Beneficial conversion feature on convertible preferred shares	—	—	500	—
Net income (loss) attributable to common shareholders	$616	$(523)	$1,819	$(1,489)
Earnings (loss) per share – net income (loss) attributable to common shareholders:
Basic:	$0.15	$(0.52)	$0.71	$(1.49)
Diluted:	0.15	(0.52)	0.70	(1.49)
Weighted average shares outstanding (in '000s):
Basic:	4,052	1,000	2,548	1,000
Diluted:	4,135	1,000	2,598	1,000

Consolidated Statements of Comprehensive Income (Loss)

Net income (loss)	$616	$(523)	$2,319	$(1,489)
Other comprehensive income, net of taxes(1):
Unrealized gains on fixed income securities:
Unrealized gains arising during the period	13	—	10	—
Other comprehensive income	13	—	10	—
Comprehensive income (loss)	$629	$(523)	$2,329	$(1,489)
1) Net of income tax benefit of $(7) and $0 for the three months ended June 30, 2014 and June 30, 2013, respectively ($(6) and $0 year to date, respectively).

See accompanying notes to unaudited consolidated financial statements

1347 Property Insurance Holdings, Inc.

Consolidated Statements of Shareholders' Equity
(in thousands, except share and per share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	—	—	1,000,000	$1	$7,549	$(120)	$—	$7,430
Net loss	—	—	—	—	—	(1,489)	—	(1,489)
Capital contribution from former parent	—	—	—	—	1,200	—	—	1,200
Balance, June 30, 2013	—	—	1,000,000	$1	$8,749	$(1,609)	$—	$7,141

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	—	—	1,000,000	$1	$8,749	$(868)	$—	$7,882
Net income	—	—	—	—	—	2,319	—	2,319
Other comprehensive income	—	—	—	—	—	—	10	10
Preferred shares issued	80,000	2,000	—	—	—	—	—	2,000
Common shares issued for conversion of preferred shares	(80,000)	(2,000)	312,500	—	2,000	—	—	—
Common shares issued	—	—	5,045,625	5	36,364	—	—	36,369
Beneficial conversion feature on convertible preferred shares	—	—	—	—	500	(500)	—	—
Stock option expense			—	—	108	—	—	108
Balance, June 30, 2014	—	—	6,358,125	$6	$47,721	$951	$10	$48,688
See accompanying notes to unaudited consolidated financial statements.

1347 Property Insurance Holdings, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2014	2013
Cash provided by (used in):
Operating activities:
Net income (loss)	$2,319	$(1,489)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net deferred income taxes	155	(767)
Other than temporary impairment loss	—	188
Stock based compensation expense	108	—
Changes in operating assets and liabilities:
Premiums receivable	2,152	1,715
Ceded unearned premiums	(488)	(621)
Deferred policy acquisition costs	(685)	(258)
Loss and loss adjustment expense reserves	79	408
Premiums collected in advance	818	270
Due to related party	(2,431)	131
Unearned premium reserves	3,389	776
Ceded reinsurance premiums payable	2,528	914
Current income taxes payable	462	—
Other, net	725	347
Net cash provided by operating activities	9,131	1,614
Investing activities:
Purchase of fixed income securities	(5,505)	—
Net purchases of short-term investments	(103)	—
Net cash used in investing activities	(5,608)	—
Financing activities:
Proceeds from issuance of preferred stock, net	2,000	—
Proceeds from issuance of common stock, net	36,369	—
Proceeds from capital contribution	—	1,200
Net cash provided by financing activities	38,369	1,200
Net increase in cash and cash equivalents	41,892	2,814
Cash and cash equivalents at beginning of period	15,007	5,525
Cash and cash equivalents at end of period	$56,899	$8,339
See accompanying notes to unaudited consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands June 30, 2014

NOTE 1 BUSINESS
1347 Property Insurance Holdings, Inc. (the "Company" or "PIH") was incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc. The Company holds all of the capital stock of its two subsidiaries: Maison Insurance Company ("Maison") and Maison Managers Inc. ("MMI"). Effective November 19, 2013, the Company changed its legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc. On March 31, 2014, PIH completed an initial public offering of its common stock. Prior to March 31, 2014, the Company was a wholly owned subsidiary of Kingsway America Inc. ("KAI"). KAI is ultimately a wholly owned subsidiary of Kingsway Financial Services Inc. ("KFSI"), a publicly owned holding company based in Toronto, Ontario, Canada.
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
Investments in fixed income securities are classified as available-for-sale and reported at fair value. Unrealized gains and losses are included in accumulated other comprehensive income, net of tax, until sold or until an other-than-temporary impairment is recognized, at which point cumulative unrealized gains or losses are transferred to the unaudited consolidated statements of operations and comprehensive income (loss).
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
The Company conducts a quarterly review to identify and evaluate investments that show objective indications of possible impairment. Impairment is charged to the unaudited consolidated statements of operations and comprehensive income (loss) if the fair value of an instrument falls below its cost/amortized cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands June 30, 2014 been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold investments for a period of time sufficient to allow for any anticipated recovery.

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
The Company follows the asset and liability method of accounting for income taxes, whereby deferred income tax assets and liabilities are recognized for (i) the differences between the financial statement carrying amount of existing assets and liabilities

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands June 30, 2014 and their respective tax bases and (ii) loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. Current federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit).
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
NOTE 4 RECENTLY ISSUED ACCOUNTING STANDARDS
There are no recently issued accounting standards that would impact the Company's financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands June 30, 2014

NOTE 5 INVESTMENTS
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed income securities at June 30, 2014 is summarized in the table shown below:

(in thousands)	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government, government agencies and authorities	$1,439	$4	$1	$1,442
States municipalities and political subdivisions	45	—	—	45
Mortgage-backed	185	—	—	185
Asset-backed securities and collateralized mortgage obligations	851	1	—	852
Corporate	3,373	13	2	3,384
Total investments in fixed income securities	$5,893	$18	$3	$5,908

(in thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed securities and collateralized mortgage obligations	$100	$—	$—	$100
Corporate	201	—	—	201
Total investments in fixed income securities	$301	$—	$—	$301

The table below summarizes the Company's fixed income securities at June 30, 2014 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	June 30, 2014
	Amortized Cost	Estimated Fair Value
Due in one year or less	$101	$101
Due after one year through five years	4,449	4,462
Due after five years through ten years	614	616
Due after ten years	729	729
Total	$5,893	$5,908

The following tables highlight the aggregate unrealized loss position, by security type, of fixed income securities in unrealized loss positions as of June 30, 2014 and December 31, 2013. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands June 30, 2014

(in thousands)					June 30, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
U.S. government, government agencies and authorities	$532	$1	$—	$—	$532	$1
Mortgage-backed	93	—	—	—	93	—
Asset-backed securities and collateralized mortgage obligations	251	—	—	—	251	—
Corporate	1,228	2	—	—	1,228	2
Total investments in fixed income securities	$2,104	$3	$—	$—	$2,104	$3

(in thousands)					December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities and collateralized mortgage obligations	$100	$—	$—	$—	$100	$—
Corporate	201	—	—	—	201	—
Total investments in fixed income securities	$301	$—	$—	$—	$301	$—
Fixed income securities contain approximately twenty-one and three individual investments that were in unrealized loss positions as of June 30, 2014 and December 31, 2013, respectively.
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

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands June 30, 2014

•	the credit ratings assigned by independent credit rating agencies may be incorrect due to unforeseen or unknown facts related to a company's financial situation; and

•	the debt service pattern of non-investment grade instruments may not reflect future debt service capabilities and may not reflect a company's unknown underlying financial problems.
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded a write-down of zero and $188 for the three months ended June 30, 2014 and June 30, 2013, respectively, for other-than-temporary impairments related to investments (zero and $188 for the six months ended June 30, 2014 and June 30, 2013, respectively).
There were no other-than-temporary losses recognized in other comprehensive income for the three and six months ended June 30, 2014 and June 30, 2013.
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
The Company does not have any exposure to subprime mortgage-backed investments.Net investment income for the three and six months ended June 30, 2014 and June 30, 2013, respectively, is comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Investment income
Interest from fixed income securities	$19	$—	$26	$—
Dividends	—	21	—	42
Other	9	—	9	—
Gross investment income	28	21	35	42
Investment expenses	(4)	—	(7)	—
Net investment income	$24	$21	$28	$42
At June 30, 2014 and December 31, 2013, a certificate of deposit with an estimated fair value of $100 was on deposit with a Louisiana regulatory authority.
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
The components of deferred policy acquisition costs and the related amortization expense for the three and six months ended June 30, 2014 and 2013, respectively, are comprised as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Beginning balance, net	$2,042	$325	$1,925	$346
Additions	1,668	499	2,666	681
Amortization	(1,100)	(220)	(1,981)	(423)
Balance at June 30, net	$2,610	$604	$2,610	$604

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands June 30, 2014

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
The Company's evaluation of the adequacy of loss and loss adjustment expense reserves includes a re-estimation of the liability for loss and loss adjustment expense reserves relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision for loss and loss adjustment expense reserves, net of amounts recoverable from reinsurers, as of June 30, 2014 and June 30, 2013 were as follows:

(in thousands)	June 30, 2014	June 30, 2013
Balance at beginning of period, gross	$354	$9
Less reinsurance recoverable related to loss and loss adjustment expense reserves	—	—
Balance at beginning of period, net	354	9
Incurred related to:
Current year	1,685	2,489
Prior years	(126)	—
Paid related to:
Current year	(1,399)	(2,081)
Prior years	(81)	—
Balance at end of period, net	433	417
Plus reinsurance recoverable related to loss and loss adjustment expense reserves	—	—
Balance at end of period, gross	$433	$417
NOTE 8 INCOME TAXES
Income tax expense (benefit) for the three and six months ended June 30, 2014 and June 30, 2013, respectively, varies from the amount that would result by applying the applicable statutory federal income tax rate of 34% to income (loss) before income tax expense (benefit). The following table summarizes the differences:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income tax expense (benefit) at statutory income tax rate	$358	$(267)	$1,143	$(767)
Net operating loss carryforward	—	—	(373)	—
State income tax (net of federal tax benefit)	79	—	270	—
Other	1	4	2	—
Income tax expense (benefit)	$438	$(263)	$1,042	$(767)

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands June 30, 2014

The Company carries a net deferred income tax asset of $411 and $571 at June 30, 2014 and December 31, 2013, respectively, all of which the Company believes is more likely than not to be fully realized based upon management's assessment of future taxable income.
As of June 30, 2014, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit).
NOTE 9 NET EARNINGS (LOSS) PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings (loss) per share computation for the three and six months ended June 30, 2014 and June 30, 2013:

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$616	$(523)	$2,319	$(1,489)
Less: Beneficial conversion feature on convertible preferred shares	—	—	(500)	—
Net income (loss) attributable to common shareholders	616	(523)	1,819	(1,489)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	4,052	1,000	2,548	1,000
Weighted average diluted shares
Weighted average common shares outstanding	4,052	1,000	2,548	1,000
Effect of potentially dilutive securities	83	—	50	—
Total weighted average diluted shares	4,135	1,000	2,598	1,000
Basic earnings (loss) per common share	$0.15	$(0.52)	$0.71	$(1.49)
Diluted earnings (loss) per common share	$0.15	$(0.52)	$0.70	$(1.49)
Net earnings (loss) per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive securities. Potentially dilutive securities consist of stock options and warrants. Since the Company is reporting a net loss for the three and six months ended June 30, 2013, all potentially dilutive securities outstanding were excluded from the calculation of both basic and diluted loss per share since their inclusion would have been anti-dilutive.

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands June 30, 2014

NOTE 10 STOCK-BASED COMPENSATION
The Company has established a stock option incentive plan for key officers and directors of the Company. At June 30, 2014, the maximum number of shares that may be issued under the Plan was 354,912 common shares.
The following table summarizes the stock option activity during the six months ended June 30, 2014:

(in thousands, except for share data)
	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	—	—		—
Granted	177,456	$8.00
Outstanding at June 30, 2014	177,456	$8.00	4.8	$161
Exercisable at June 30, 2014	92,275	$8.00	4.8	$84
Options granted to officers during the six months ended June 30, 2014 vest 20% at the date of grant and 20% on each of the next four anniversary dates and expire in five years. Options granted to directors during the six months ended June 30, 2014 are fully vested and exercisable as of the date such options are granted and are exercisable for a period of five years.
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the June 30, 2014 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The following table summarizes information about stock options outstanding as of June 30, 2014:

June 30, 2014
Exercise Price	Date of Grant	Expiry Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
$8.69	4-Apr-14	4-Apr-19	4.8	14,155	7,359
$8.00	31-Mar-14	31-Mar-19	4.8	163,301	84,916
		Total:	4.8	177,456	92,275
On February 28, 2014, the Company granted an option to its President, Mr. Doug Raucy, to purchase up to 33,033 shares of the Company's common stock ("Option Shares"). Concurrent with the exercise of the option, the Company will grant matching shares of restricted common stock of the Company to Mr. Raucy as a one-for-one match against the Option Shares purchased ("Matched Shares"). On June 19, 2014, the Company amended this option agreement to extend the expiration date from June 30, 2014 to March 15, 2015, provided that Mr. Raucy is employed by the Company on the date of exercise. All other terms and conditions set forth in the option agreement not otherwise amended pursuant to the amendment continue in full force and effect. The amendment was evidenced by a separate written agreement between the Company and Mr. Raucy. The Matched Shares will vest 100% on March 31, 2019, subject to Mr. Raucy's continued employment with the Company until the vesting date.
The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The assumptions used in the Black-Scholes pricing model for options granted or exchanged during the six months ended June 30, 2014 were as follows:

June 30, 2014
Risk-free interest rate	0.13% - 1.55%
Dividend yield	—
Expected volatility	10%
Expected term (in years)	1-5

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands June 30, 2014

Total stock-based compensation expense, net of forfeitures was $108 and zero for the three months ended June 30, 2014 and June 30, 2013, respectively ($108 and zero, respectively, year to date).
NOTE 11 SHAREHOLDERS' EQUITY
On November 19, 2013, the Company amended its articles of incorporation to authorize one million shares of preferred stock, each with a par value of $25.00.
On March 19, 2014, the Company authorized a one thousand to one stock split of its common stock. The stock split had the effect of increasing the number of common shares of the Company issued and outstanding from one thousand shares pre-split to 1,000,000 shares post-split. The issued and outstanding shares reported in the unaudited consolidated balance sheets and the number of weighted-average shares outstanding included in the earnings (loss) per share computations, as reported in the unaudited consolidated statements of operations and comprehensive income (loss), have been restated for all periods presented to reflect the impact of the stock split.
On March 31, 2014, the Company completed its initial public offering of 2,170,625 shares of its common stock at a price to the public of $8.00 per share, which included full exercise by the underwriters of their over-allotment option, for total gross proceeds of $17,365. Net proceeds to the Company were $15,088 after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
On June 13, 2014, the Company completed an underwritten public offering of 2,875,000 shares of its common stock at a price to the public of $8.00 per share, which included full exercise by the underwriters of their over-allotment option, for total gross proceeds of $23,000. Net proceeds to the Company were $21,281 after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
On January 23, 2014, Fund Management Group LLC, an entity of which the Company's Chairman of the Board, Gordon G. Pratt, is a Managing Member and controlling equity holder, invested $2,000 in the Company in exchange for 80,000 Series A Convertible Preferred Shares ("Preferred Shares") of the Company. The Preferred Shares are non-voting and rank senior to all classes of capital stock of the Company. The Preferred Shares do not pay any dividends. At the time of the issuance, the value of the common stock into which the Preferred Shares is convertible had a fair value greater than the $2,000 proceeds for the issuance. Accordingly, the Company recorded a beneficial conversion feature on the Preferred Shares of $500 during the first quarter of 2014, which equals the amount by which the estimated fair value of the common stock issuable upon the conversion of the issued Preferred Shares exceeds the proceeds from the issuance.
The Preferred Shares were converted into shares of common stock and warrants on March 31, 2014, the effective date of the initial public offering. The Preferred Shares were converted into (i) 312,500 common shares of the Company, which is equal to the $2,000 liquidation value of the Preferred Shares divided by 80% of the $8.00 offering price per share of the common stock issued in the initial public offering; and (ii) one warrant per common share issued as a result of the conversion.
The warrants issued to Fund Management Group LLC entitle the holder to purchase one share of common stock at a price equal to 120% of the offering price per share of the Company's common stock issued in the initial public offering, subject to certain adjustments under a warrant agreement (the “Warrant Agreement”) entered into between Fund Management Group LLC and the Company. The warrants have an expiry date of five years from the date of issuance and are immediately exercisable after issuance in accordance with the exercise procedure under the Warrant Agreement. The warrants may be redeemable by the Company at a price of $0.01 per warrant during any period in which the closing price of the Company's common shares is at or above 175% of the $8.00 price per share of the common stock issued in the initial public offering for 20 consecutive trading days. The warrant holder is entitled to a 30-day notice prior to the date of such redemption.
The common stock issued to Fund Management Group LLC upon conversion of the Preferred Shares has piggyback registration rights for future registrations of the Company’s common stock under the Securities Act (other than certain excluded registrations) and, upon the two-year anniversary of the initial public offering, Fund Management Group LLC will also have a one-time demand registration right for such common stock, subject to certain restrictions.

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands June 30, 2014

NOTE 12 ACCUMULATED OTHER COMPREHENSIVE INCOME
The table below details the change in the balance of each component of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2014:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Unrealized Gains/Losses on Available-for-Sale Securities
Beginning balance	$(3)	$—	$—	$—
Other comprehensive earnings before reclassifications	13	—	10	—
Amounts reclassified from accumulated other comprehensive earnings	—	—	—	—
Net current-period other comprehensive earnings	$13	$—	$10	$—
Ending balance	$10	$—	$10	$—
NOTE 13 FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value amounts represent estimates of the consideration that would currently be agreed upon between knowledgeable, willing parties who are under no compulsion to act. Fair value is best evidenced by quoted bid or ask price, as appropriate, in an active market. Where bid or ask prices are not available, such as in an illiquid or inactive market, the closing price of the most recent transaction of that instrument subject to appropriate adjustments as required is used. Where quoted market prices are not available, the quoted prices of similar financial instruments or valuation models with observable market based inputs are used to estimate the fair value. These valuation models may use multiple observable market inputs, including observable interest rates, foreign exchange rates, index levels, credit spreads, equity prices, counterparty credit quality, corresponding market volatility levels and option volatilities. Minimal management judgment is required for fair values calculated using quoted market prices or observable market inputs for models. Greater subjectivity is required when making valuation adjustments for financial instruments in inactive

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands June 30, 2014 markets or when using models where observable parameters do not exist. Also, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values. For the Company's financial instruments carried at cost or amortized cost, the book value is not adjusted to reflect increases or decreases in fair value due to market fluctuations, including those due to interest rate changes, as it is the Company's intention to hold them until there is a recovery of fair value, which may be to maturity.
The Company classifies its investments in fixed income securities as available-for-sale and reports these investments at fair value. Fair values of fixed income securities for which no active market exists are derived from quoted market prices of similar instruments or other third-party evidence.
The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 was as follows:

(in thousands)			June 30, 2014
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed income securities:
U.S. government, government agencies and authorities	$1,442	$—	$1,442	$—
States municipalities and political subdivisions	45	—	45	—
Mortgage-backed	185	—	185	—
Asset-backed securities and collateralized mortgage obligations	852	—	852	—
Corporate	3,384	—	3,384	—
Total fixed income securities	5,908	—	5,908	—
Short-term investments	100	100	—	—
Total assets	$6,008	$100	$5,908	$—

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands June 30, 2014

(in thousands)			December 31, 2013
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed income securities:
Asset-backed securities and collateralized mortgage obligations	$100	$—	$100	$—
Corporate	201	—	201	—
Total fixed income securities	301	—	301	—
Short-term investments	100	100	—	—
Total assets	$401	$100	$301	$—

NOTE 14 RELATED PARTY TRANSACTIONS
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
On March 26, 2014, the Company entered into a Performance Share Grant Agreement with KAI, whereby KAI will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones for the Company’s stock price. Pursuant to the terms of the Performance Share Grant Agreement, if at any time the last sales price of the Company’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company's common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company's common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company's common stock (in addition to the 250,000 shares of common stock earned pursuant to

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands June 30, 2014 clauses (i) and (ii) herein). The shares of common stock granted to KAI will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant.

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

NOTE 15 COMMITMENTS AND CONTINGENCIES
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
NOTE 16 SUBSEQUENT EVENT
In July 2014, the Company made its initial application to obtain a certificate of authority from the Florida Office of Insurance Regulation for producing personal property and casualty insurance products related to personal residential property located in the state of Florida. This application process is pending and no assurances can be provided whether the Company will obtain this certificate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Management's Discussion and Analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as "expects", "believes", "anticipates", "intends", "estimates", "seeks" and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Company management's current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements.  For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the "Risk Factors" section of our Form 10-Q for the quarter ended March 31, 2014.  Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

OVERVIEW
PIH is a holding company and is engaged, through its subsidiaries, in the property and casualty insurance business. PIH conducts its business under one business segment.
On March 31, 2014, the Company completed its initial public offering of 2,170,625 shares of its common stock at a price to the public of $8.00 per share, which included full exercise by the underwriters of their over-allotment option, for total gross proceeds of $17,365. Net proceeds to the Company were $15,088 after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
On June 13, 2014, the Company completed an underwritten public offering of 2,875,000 shares of its common stock at a price to the public of $8.00 per share, which included full exercise by the underwriters of their over-allotment option, for total gross proceeds of $23,000. Net proceeds to the Company were $21,281 after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
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
The Company distributes insurance policies through a network of more than 132 independent agents. These agents typically represent several insurance companies in order to provide various insurance product lines to their clients. The Company refers to these policies as voluntary policies.

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands

Louisiana Citizens Property Insurance Company ("Citizens") is a state-created insurer. As the State of Louisiana has not historically been in the business of serving as an insurer, an insurance “take-out” program was implemented to reduce the number of properties insured by Citizens. Under this take-out program, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by Citizens. It has been Maison’s practice to date to participate in such take-out programs, and Maison plans to continue doing so from time to time in the future. While Citizens writes full peril protection policies in addition to wind and hail only policies, the policies that the Company has obtained through the Citizens take-out program cover losses arising only from wind and hail. These policyholders were not able to obtain such coverage from the marketplace prior to our take-out other than through Citizens. As of June 30, 2014, the Company has approximately 5,800 take-out policies in-force from Citizens, of which approximately 3,400 were from the latest take-out which occurred on December 1, 2013, and approximately 2,400 were from the December 1, 2012 take-out. Additionally, the Company has approximately 11,000 in-force policies that it obtained from its independent agent force. From all sources of distribution, the in-force policy count at June 30, 2014, and December 31, 2013 was approximately 16,800 and 11,500, respectively.
Maison actively conducts business in the State of Louisiana. The Company insures personal property located in all 64 parishes in the State of Louisiana. As of June 30, 2014, these 16,800 policies are concentrated in certain parishes within Louisiana as follows: Jefferson Parish 20.0%, Saint Tammany Parish 12.2%, Orleans Parish 7.3%, East Baton Rouge Parish 5.8%, and Terrebonne Parish 5.3%. No other parish has over 5.0% of the policies, and these remaining 59 parishes aggregate 49.4%.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands

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
In the actuarial review process, an analysis of the provision for loss and loss adjustment expense reserves is completed for the Company's insurance subsidiary.  Unpaid losses, allocated loss adjustment expenses and unallocated loss adjustment expenses are separately analyzed by line of business or coverage by accident year. A wide range of actuarial methods are utilized in order to appropriately measure ultimate loss and loss adjustment expense costs.  These methods include paid loss development, incurred loss development and frequency-severity method. Reasonability tests such as ultimate loss ratio trends and ultimate allocated loss adjustment expense to ultimate loss are also performed prior to selection of the final provision. The provision is indicated by line of business or coverage and is separated into case reserves, reserves for losses incurred but not reported ("IBNR") and a provision for unallocated loss adjustment expenses.
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
Valuation of Fixed Income Securities
The Company’s fixed income securities are recorded at fair value using observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. The Company does not have any investments in our portfolio which require the Company to use unobservable inputs. Any change in the estimated fair value of its investments could impact the amount of unrealized gain or loss the Company has recorded, which could change the amount the Company has recorded for its investments and other comprehensive income on its unaudited consolidated balance sheets.
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
The Company carries a net deferred income tax asset of $411 and $571 at June 30, 2014 and December 31, 2013, respectively, all of which the Company believes is more likely than not to be fully realized based upon management's assessment of future taxable income.
Deferred Policy Acquisition Costs

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands

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

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands

RESULTS OF OPERATIONS
The Company's net income (loss) for the three and six months ended June 30, 2014 and 2013 is presented in Table 1 below:
Table 1 Net Income (Loss)
For the three and six months ended June 30 (in thousands of dollars)

	For the three months ended June 30,			For the six months ended June 30,
	2014	2013	Change	2014	2013	Change
Revenues:
Net premiums earned	4,740	694	4,046	8,854	1,609	7,245
Net investment income	24	21	3	28	42	(14)
Other-than-temporary impairment loss	—	(188)	188	—	(188)	188
Other income	65	6	59	120	6	114
Total revenues	4,829	533	4,296	9,002	1,469	7,533
Expenses:
Net losses and loss adjustment expenses	1,175	642	533	1,559	2,489	(930)
Amortization of deferred policy acquisition costs	1,100	220	880	1,981	423	1,558
General and administrative expenses	1,500	457	1,043	2,101	813	1,288
Total expenses	3,775	1,319	2,456	5,641	3,725	1,916
Income (loss) before income tax expense (benefit)	1,054	(786)	1,840	3,361	(2,256)	5,617
Income tax expense (benefit)	438	(263)	701	1,042	(767)	1,809
Net income (loss)	616	(523)	1,139	2,319	(1,489)	3,808
Net Income (Loss) and Earnings (Loss) Per Common Share
In the second quarter of 2014, the Company earned net income of $616 compared to a net loss of $523 in the second quarter of 2013 (net income of $2,319 for the six months ended June 30, 2014 compared to net loss of $1,489 for the six months ended June 30, 2013). Including the impact of the beneficial conversion feature on convertible preferred shares, basic and diluted earnings per common share in the second quarter of 2014 was $0.15 compared to basic and diluted loss per common share of $0.52 in the second quarter of 2013 (basic and diluted earnings per common share of $0.71 and $0.70, respectively, for the six months ended June 30, 2014 compared to basic and diluted loss per common share of $1.49 for the six months ended June 30, 2013).
The net income for the quarter ended June 30, 2014 is attributable to pre-tax underwriting profits of approximately $965. This underwriting profit was generated from the Company’s policy growth from both the Citizen’s take-out business as well as the independent agency production. The net loss for the quarter ended June 30, 2013 is primarily due to continued loss reporting of damage from the significant hail event occurring in the month of February 2013, which was approximately $523.
The net income for the six months ended June 30, 2014 is attributable to pre-tax underwriting profits of approximately $3,213. This underwriting profit was generated from the Company’s policy growth from both the Citizen’s take-out business as well as the independent agency production. There were no significant weather events that occurred in the first six months of 2014. The Company benefited in the first five months of 2014 from the ceded catastrophe reinsurance purchased for the contract year of June 1, 2013 through May 31, 2014 since the cost of the catastrophe reinsurance was based upon the in-force policy exposures as of September 30, 2013. The net loss for the six months ended June 30, 2013 is primarily due to a significant hail event occurring in the month of February 2013, which, net of ceded reinsurance recovery, was a $2,342 event.
Insurance Operations
For the quarter ended June 30, 2014, direct premiums written were $8,877 compared to $2,380 for the quarter ended June 30, 2013, representing a 273.0% increase ($14,558 year to date compared to $2,823 prior year to date, representing a 415.7% increase). Net premiums written increased 366.3% to $6,398 for the quarter ended June 30, 2014 compared with $1,372 for the quarter ended June 30, 2013 ($11,756 year to date compared to $1,763 prior year to date, representing a 566.8% increase). Net premiums earned increased 583.0% to $4,740 for the quarter ended June 30, 2014 compared with $694 for the quarter ended June 30, 2013 ($8,854 year to date compared to $1,609 prior year to date, representing a 450.3% increase).

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands

The significant increase in direct written premiums is the result of the independent agency voluntary production which began in April 2013. These agents wrote approximately $5,915 of volume during the quarter ended June 30, 2014 ($9,915 year to date) as compared to approximately $841 during the quarter ended June 30, 2013 ($841 prior year to date). These increases were primarily from net new full peril policies written from the independent agency channel of approximately 3,000 policies during the quarter ended June 30, 2014, (5,600 policies year to date) as compared to approximately 500 policies during the quarter ended June 30, 2013 (500 policies prior year to date). Premium volume written from the Citizen’s take-out wind/hail only business was $2,962 during the quarter ended June 30, 2014 ($4,643 year to date) as compared to $1,539 for the quarter ended June 30, 2013 ($1,982 prior year to date).
The loss ratio for the second quarter of 2014 was 24.8% compared to 92.5% for the second quarter of 2013 (17.6% for the six months ended June 30, 2014 compared with 154.7% for the same period in 2013). The decrease in the loss ratio for the second quarter of 2014 was due primarily to favorable development of losses occurring prior to the start of the second quarter of 2014, compared to adverse loss development experienced during the second quarter of 2013. The decrease in the loss ratio for the six months ended June 30, 2014 was due primarily to no significant weather events occurring in 2014 compared to the unusual significant hail event that occurred in the first quarter of 2013 and had development carry over into the second quarter. The 2014 year to date loss ratio had the benefit of the release of a portion of prior accident year loss reserves, which decreased the loss ratio by 1.4 percentage points. No loss reserve release or strengthening was recorded for the six months ended June 30, 2013. The impact of catastrophes on the loss ratios were zero percentage points for the six months ended June 30, 2014 and 145.6 percentage points for the six months ended June 30, 2013.
The expense ratio was 54.9% for the second quarter of 2014 compared to 97.6% for the second quarter of 2013 (46.1% for the six months ended June 30, 2014 compared with 76.8% for the same period in 2013). The decrease in the expense ratio for the quarter and six months ended June 30, 2014, is primarily due to a higher increase in net premiums earned as compared to the increase in general and administrative expenses. Amortization of deferred policy acquisition cost expenses were 23.2% and 31.7% of net premiums earned, respectively, for the quarters ended June 30, 2014 and 2013 (22.4% year to date compared to 26.3% prior year to date), decreasing primarily due to actions taken by the Company to lower its premium taxes owed. General and administrative expenses were 31.6% and 65.9% of net premiums earned, respectively, for the quarters ended June 30, 2014 and 2013 (23.7% year to date compared to 50.5% prior year to date), decreasing primarily due to a higher increase in net premiums earned as compared to the increase in general and administrative expenses. . For the quarter ended June 30, 2014, general and administrative expenses incurred, primarily related to becoming a public entity, included management and board of director compensation, stock options and fees aggregating $493. Additionally, the Company incurred State of Louisiana assessment expenses of $193.
As a result of the above items, the Company's combined ratio was 79.7% in the second quarter of 2014 compared with 190.1% in the second quarter of 2013 (63.7% for the six months ended June 30, 2014 compared with 231.5% for the same period in 2013).
Catastrophe Excess of Loss Reinsurance
Maison obtains excess of loss ceded reinsurance protection for storms occurring, to reduce the insurance company’s risk. These reinsurance contracts are on a contract year of June 1 through May 31, based upon exposures insured as of September 30 each year. For each event occurring within a ninety-six hour period, Maison receives reinsurance recoveries up to $69,000 in excess of $3,000 per event. This $3,000 retention is the amount Maison retains in loss from each storm before the reinsurance protection is available. Maison also has another layer of reinsurance protection that can be used for the first event for losses above $72,000 per event, in an amount up to $20,000. If any of this $20,000 coverage is not used from the first event, the remaining portion is available for additional events. This $20,000 second layer coverage applies in total for all events occurring during the reinsurance period. This $20,000 second layer provides $1,000 in excess of $2,000 and $19,000 in excess of $72,000 for the second event. For the second event of the season, the earlier described $69,000 in excess of $2,000 is available since Maison has purchased a prepaid reinstatement premium protection for this coverage. The maximum Maison can pay from June 1, 2014 to May 31, 2015 is $5,000 in retention for any number of events as long as the total losses from all events do not exceed the reinsurance limits of all protection layers including the reinstatement of first protection layer, and no single event generates losses greater than $92,000. The estimated total cost of this coverage is approximately $10,869, which is a significant increase from the costs from the excess of loss reinsurance contracts ended May 31, 2014 of $3,385. This increase was due to the much greater reinsurance protection of $89,000 compared to the previous contract of $22,500 in excess of $1,500 retention.
Income Tax Expense (Benefit)
Income tax expense for the second quarter of 2014 was $438 ($1,042 year to date) compared to income tax benefit of $263 in the second quarter of 2013 ($767 prior year to date). The increase in income tax expense for the quarter ended June 30, 2014 is primarily attributable to the increased operating income in 2014 and state income tax recorded in 2014. The increase in income tax expense for the six months ended June 30, 2014 is primarily attributable to the increased operating income in 2014, and state

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands income tax recorded in 2014, partly offset by a tax benefit for a net operating loss carry forward recorded in 2014. See Note 8, "Income Taxes," to the unaudited consolidated interim financial statements for additional detail of the differences in income tax expense (benefit) recorded for the three and six months ended June 30, 2014 and June 30, 2013, respectively.

INVESTMENTS
Portfolio Composition
All of the Company's investments in fixed income securities are classified as available-for-sale and are reported at fair value. At June 30, 2014, the Company held cash and cash equivalents and investments with a carrying value of $62,907. As of June 30, 2014, the Company held an investments portfolio comprised primarily of fixed income securities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by the Company's insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments.
Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in thousands of dollars, except for percentages)

Type of investment	June 30, 2014	% of Total	December 31, 2013	% of Total
Fixed income securities:
U.S. government, government agencies and authorities	1,442	2.3%	—	—%
States municipalities and political subdivisions	45	0.1%	—	—%
Mortgage-backed	185	0.3%	—	—%
Asset-backed securities and collateralized mortgage obligations	852	1.3%	100	0.6%
Corporate	3,384	5.4%	201	1.3%
Total fixed income securities	5,908	9.4%	301	1.9%
Short-term investments	100	0.2%	100	0.6%
Total investments	6,008	9.6%	401	2.5%
Cash and cash equivalents	56,899	90.4%	15,007	97.5%
Total	62,907	100.0%	15,408	100.0%

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed income securities portfolio, excluding cash and cash equivalents, at June 30, 2014 and December 31, 2013.
TABLE 3 Fair value of fixed income securities by contractual maturity date
(in thousands of dollars)

	June 30, 2014	% of Total	December 31, 2013	% of Total
Due in less than one year	101	1.7%	—	—%
Due in one through five years	4,462	75.5%	300	100.0%
Due after five through ten years	616	10.4%	—	—%
Due after ten years	729	12.4%	—	—%
Total	5,908	100.0%	300	100.0%

At June 30, 2014, 77.2% of fixed income securities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed income securities, management believes are sufficient in amount for the payment of loss and loss adjustment

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands expense reserves and other operating subsidiary obligations on a timely basis. In the event that additional cash is required to meet obligations to its policyholders, the Company believes that the high-quality, liquid investments in the portfolios provide it with sufficient liquidity.
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
Table 4 below summarizes the composition of the fair values of fixed income securities, excluding cash and cash equivalents, at June 30, 2014 and December 31, 2013, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed income securities consist of predominantly high-quality instruments in corporate and government bonds with approximately 98.3% of those investments rated 'A' or better at June 30, 2014.
TABLE 4 Credit ratings of fixed income securities

Rating (S&P/Moody's)	June 30, 2014	December 31, 2013
AAA/Aaa	44.4%	33.3%
AA/Aa	11.9	33.3
A/A	42.0	33.4
Percentage rated A/A2 or better	98.3%	100.0%
BBB/Baa	1.7	—
Total	100.0%	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, the Company recorded a write-down of zero and $188 for the quarters ended June 30, 2014 and June 30, 2013, respectively, for other-than-temporary impairments related to investments (zero and $188 for the six months ended June 30, 2014 and June 30, 2013, respectively).
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

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands

At June 30, 2014, the gross unrealized losses for fixed income securities amounted to $3, and there were no unrealized losses attributable to non-investment grade fixed income securities.
At each of June 30, 2014 and December 31, 2013, all unrealized losses on individual investments were considered temporary. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands

LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, IBNR loss events and the related estimated loss adjustment expenses.
Table 5 presents distributions, by line of business, of the provision for loss and loss adjustment expense reserves.
TABLE 5 Provision for loss and loss adjustment expense reserves
(in thousands of dollars)

Line of Business	June 30, 2014	December 31, 2013
Homeowners Multi-Peril	300	151
Fire and Allied Lines (primarily wind/hail only)	133	203
Total	433	354
Information with respect to development of the Company's provision for prior years' loss and loss adjustment expense reserves is presented in Table 6.
TABLE 6 Decrease in prior years' provision for loss and loss adjustment expense reserves
(in thousands of dollars)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Favorable change in provision for loss and loss adjustment expense reserves for prior accident years:	(49)	—	(126)	—
For the quarter ended June 30, 2014, the Company reported $49 of favorable development for loss and loss adjustment expense reserves from prior accident years ($126 year to date). For the quarter ended June 30, 2013, the Company reported zero development for loss and loss adjustment expense reserves from prior accident years (zero year to date). The favorable development reported for the quarter and six months ended June 30, 2014 was primarily related to lower than expected reported claims subsequent to December 31, 2013 for losses incurred during 2013.
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

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands

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
Cash Flows
During the six months ended June 30, 2014, the net cash provided by operating activities as reported on the unaudited consolidated statements of cash flows was $9,131. This source of cash can be primarily explained by the net income of $2,319; the decrease in premiums receivable of $2,152, primarily from the receipt of premium from Citizens related to the policies taken-out at December 2013; the increase in unearned premium reserves of $3,389, primarily due to the policy growth during the six month period; the increase in ceded reinsurance premiums payable of $2,528, from the new catastrophe reinsurance program effective June 1, 2014; the increase in current income taxes payable of $462, due to higher pre-tax operating income; and the increase in premiums collected in advance of $818, due to timing of insureds payment of premiums; offset by the use of cash to pay related parties of $2,431 due to settlement of the December 31, 2013 balance.
During the six months ended June 30, 2014, the net cash used in investing activities as reported on the unaudited consolidated statements of cash flows was $5,608. This use of cash was driven primarily by the purchase of fixed income securities.
During the six months ended June 30, 2014, the net cash provided by financing activities as reported on the unaudited consolidated statements of cash flows was $38,369. This source of cash is attributed to the net proceeds received from the issuance of common shares and convertible preferred shares during 2014 as further discussed in Note 11, "Shareholders' Equity," to the unaudited consolidated financial statements.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net increase in cash and cash equivalents during the six months ended June 30, 2014 was $41,892.
The Company's subsidiaries fund their obligations primarily through capital contributions received from its parent, premium income, policy fee income and investment income and maturities in the investments portfolios. As a holding company, the Company funds its obligations, which primarily consist of holding company operating expenses, primarily from cash on hand and receipt of dividends from MMI. Maison requires regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. As of June 30, 2014, Maison has negative unassigned funds, so it cannot pay any dividends to the Company without prior notice to LDOI.
Effective March 31, 2014, the Company completed its previously announced initial public offering of 1,887,500 shares of its common stock at a price to the public of $8.00 per share, and the exercise in full by representative of the underwriters of a 45-day option to purchase up to 283,125 additional shares of common stock to cover over-allotments. After the exercise of the over-allotment, PIH issued 2,170,625 common shares for total gross proceeds of $17,365. Net proceeds to the Company were $15,088 after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
On June 13, 2014, the Company completed an underwritten public offering of 2,875,000 shares of its common stock at a price to the public of $8.00 per share, which included full exercise by the underwriters of their over-allotment option, for total gross proceeds of $23,000. Net proceeds to the Company were $21,281 after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
On January 23, 2014, Fund Management Group LLC, an entity of which the Company's Chairman of the Board, Gordon G. Pratt, is a Managing Member and controlling equity holder, invested $2,000 in the Company in exchange for 80,000 Series A Convertible Preferred Shares ("Preferred Shares") of the Company pursuant to the terms and conditions of the Series A Convertible Preferred Shares Purchase Agreement between Fund Management Group LLC and the Company. The Preferred Shares are non-voting and rank senior to all classes of capital stock of the Company. The Preferred Shares do not pay any dividends. At the time of the issuance, the value of the common stock into which the Preferred Shares is convertible had a fair value greater than the $2,000 proceeds for the issuance. Accordingly, the Company recorded a beneficial conversion feature on the Preferred Shares of $500 during the first quarter of 2014 which equals the amount by which the estimated fair value of the common stock issuable upon the conversion of the issued Preferred Shares exceeds the proceeds from the issuance.

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands

The Preferred Shares were converted into shares of common stock and warrants on March 31, 2014, the effective date of the initial public offering. The Preferred Shares were converted into (i) 312,500 common shares of the Company, which is equal to the $2,000 liquidation value of the Preferred Shares divided by 80% of the $8.00 offering price per share of the common stock issued in the initial public offering; and (ii) one warrant per each common share issued as a result of the conversion.
The warrants issued to Fund Management Group LLC entitle the holder to purchase one share of common stock at a price equal to 120% of the offering price per share of the Company's common stock issued in the initial public offering, subject to certain adjustments under a warrant agreement (the “Warrant Agreement”) entered into between Fund Management Group LLC and the Company. The warrants have an expiry date of five years from the date of issuance and are immediately exercisable after issuance in accordance with the exercise procedure under the Warrant Agreement. The warrants may be redeemable by the Company at a price of $0.01 per warrant during any period in which the closing price of the Company's common shares is at or above 175% of the $8.00 price per share of the common stock issued in the initial public offering for 20 consecutive trading days. The warrant holder is entitled to a 30-day notice prior to the date of such redemption.
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
Item 4. Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of June 30, 2014. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.
During the Company's quarter ended June 30, 2014, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

1347 Property Insurance Holdings, Inc.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information concerning pending legal proceedings is incorporated herein by reference to Note 15, “Commitments and Contingencies,” to the unaudited consolidated financial statements in Part I of this Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None

1347 Property Insurance Holdings, Inc.

Item 6. Exhibits

10.1
First Amendment to Option Agreement dated June 19, 2014, between Douglas N. Raucy and the Company (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on June 19, 2014).

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

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	August 14, 2014	By:	/s/ Douglas N. Raucy
Douglas N. Raucy, President, Chief Executive Officer and Director
(principal executive officer)

Date:	August 14, 2014	By:	/s/ John S. Hill
John S. Hill, Chief Financial Officer
(principal financial and accounting officer)

