Form 10-Q
period 2014-09-30
1347 Property Insurance Holdings, Inc.
filed 2014-11-12
CIK 1591890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock as of November 12, 2014 was 6,358,125.

1347 Property Insurance Holdings, Inc.

1347 Property Insurance Holdings, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Investments:
Fixed income securities, at fair value (amortized cost of $7,258 and $301, respectively)	$7,241	$301
Short-term investments, at cost which approximates fair value	201	100
Total investments	7,442	401
Cash and cash equivalents	54,529	15,007
Premiums receivable, net of allowance for doubtful accounts of $2 and $0, respectively	1,707	3,805
Ceded unearned premiums	1,608	1,126
Deferred policy acquisition costs	2,886	1,925
Net deferred income taxes	395	571
Other assets	491	343
Total Assets	$69,058	$23,178
Liabilities and Shareholders' Equity

Liabilities:
Loss and loss adjustment expense reserves	$662	$354
Unearned premium reserves	15,902	11,004
Ceded reinsurance premiums payable	—	50
Agent commissions payable	397	254
Premiums collected in advance	909	213
Payable to related party	193	2,668
Current income taxes payable	287	—
Accrued expenses and other liabilities	1,508	753
Total Liabilities	$19,858	$15,296
Shareholders' Equity:
Preferred stock, $25.00 par value; 1,000 shares authorized; zero issued and outstanding at September 30, 2014 and December 31, 2013, respectively	$—	$—
Common stock, $0.001 par value; 10,000 shares authorized; 6,358 and 1,000 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	6	1
Additional paid-in capital	47,622	8,749
Retained earnings (deficit)	1,583	(868)
Accumulated other comprehensive loss	(11)	—
Total Shareholders' Equity	49,200	7,882
Total Liabilities and Shareholders' Equity	$69,058	$23,178
See accompanying notes to unaudited consolidated financial statements.

1347 Property Insurance Holdings, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Net premiums earned	$4,427	$829	$13,281	$2,438
Net investment income	48	193	76	47
Other income	61	39	181	45
Total revenues	4,536	1,061	13,538	2,530
Expenses:
Net losses and loss adjustment expenses	944	150	2,503	2,639
Amortization of deferred policy acquisition costs	1,111	312	3,054	704
General and administrative expenses	1,429	517	3,568	1,361
Total expenses	3,484	979	9,125	4,704
Income (loss) before income tax expense (benefit)	1,052	82	4,413	(2,174)
Income tax expense (benefit)	420	29	1,462	(738)
Net income (loss)	632	53	2,951	(1,436)
Less: Beneficial conversion feature on convertible preferred shares	—	—	500	—
Net income (loss) attributable to common shareholders	$632	$53	$2,451	$(1,436)
Earnings (loss) per share – net income (loss) attributable to common shareholders:
Basic:	$0.10	$0.05	$0.64	$(1.44)
Diluted:	$0.10	$0.05	$0.63	$(1.44)
Weighted average shares outstanding (in '000s):
Basic:	6,358	1,000	3,832	1,000
Diluted:	6,433	1,000	3,888	1,000

Consolidated Statements of Comprehensive Income (Loss)

Net income (loss)	$632	$53	$2,951	$(1,436)
Other comprehensive loss, net of taxes(1):
Unrealized losses on fixed income securities:
Unrealized losses arising during the period	(21)	—	(11)	—
Other comprehensive loss	(21)	—	(11)	—
Comprehensive income (loss)	$611	$53	$2,940	$(1,436)
1) Net of income tax expense of $11 and $0 for the three months ended September 30, 2014 and September 30, 2013, respectively ($5 and $0 year to date, respectively).

See accompanying notes to unaudited consolidated financial statements

1347 Property Insurance Holdings, Inc.

Consolidated Statements of Shareholders' Equity
(in thousands, except share and per share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	—	—	1,000,000	$1	$7,549	$(120)	$—	$7,430
Net loss	—	—	—	—	—	(1,436)	—	(1,436)
Capital contribution from former parent	—	—	—	—	1,200	—	—	1,200
Balance, September 30, 2013	—	—	1,000,000	$1	$8,749	$(1,556)	$—	$7,194

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	—	—	1,000,000	$1	$8,749	$(868)	$—	$7,882
Net income	—	—	—	—	—	2,951	—	2,951
Other comprehensive loss	—	—	—	—	—	—	(11)	(11)
Preferred shares issued	80,000	2,000	—	—	—	—	—	2,000
Common shares issued for conversion of preferred shares	(80,000)	(2,000)	312,500	—	2,000	—	—	—
Common shares issued	—	—	5,045,625	5	36,257	—	—	36,262
Beneficial conversion feature on convertible preferred shares	—	—	—	—	500	(500)	—	—
Stock option expense			—	—	116	—	—	116
Balance, September 30, 2014	—	—	6,358,125	$6	$47,622	$1,583	$(11)	$49,200
See accompanying notes to unaudited consolidated financial statements.

1347 Property Insurance Holdings, Inc.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2014	2013
Cash provided by (used in):
Operating activities:
Net income (loss)	$2,951	$(1,436)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net deferred income taxes	182	(738)
Stock based compensation expense	116	—
Changes in operating assets and liabilities:
Premiums receivable	2,098	1,252
Ceded unearned premiums	(482)	(692)
Deferred policy acquisition costs	(961)	(744)
Loss and loss adjustment expense reserves	308	219
Premiums collected in advance	696	270
Due to related party	(2,475)	1,595
Unearned premium reserves	4,898	4,227
Ceded reinsurance premiums payable	(50)	(74)
Current income taxes payable	287	—
Other, net	766	681
Net cash provided by operating activities	8,334	4,560
Investing activities:
Proceeds from sales of equity investments	—	1,875
Purchase of fixed income securities	(6,971)	—
Net purchases of short-term investments	(103)	—
Net cash used in investing activities	(7,074)	1,875
Financing activities:
Proceeds from issuance of preferred stock, net	2,000	—
Proceeds from issuance of common stock, net	36,262	—
Proceeds from capital contribution	—	1,200
Net cash provided by financing activities	38,262	1,200
Net increase in cash and cash equivalents	39,522	7,635
Cash and cash equivalents at beginning of period	15,007	5,525
Cash and cash equivalents at end of period	$54,529	$13,160
See accompanying notes to unaudited consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands September 30, 2014

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
Through Maison, the Company provides property and casualty insurance to individuals in Louisiana. Maison’s insurance offerings currently include homeowners’ insurance, manufactured home insurance and dwelling fire insurance. Maison writes both full peril property policies as well as wind/hail only exposures. Maison distributes its policies through independent insurance agents. MMI serves as the Company’s management services subsidiary, known as a managing general agency. MMI is responsible for the Company's marketing programs and other management services.
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
The unaudited consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited consolidated financial statements include the provision for loss and loss adjustment expense reserves, valuation of fixed income securities, valuation of net deferred income taxes, deferred policy acquisition costs and stock-based compensation expense.
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
Short-term investments, which consist of investments with original maturities between three months and one year, are reported at cost which approximates fair value due to their short term nature.
Realized gains and losses on sales, determined on a first-in first-out basis, are included in net realized gains.
Interest income is included in net investment income. Investment income is recorded as it accrues.
The Company accounts for all financial instruments using trade date accounting.
The Company conducts a quarterly review to identify and evaluate investments that show objective indications of possible impairment. Impairment is charged to the unaudited consolidated statements of operations and comprehensive income (loss) if the fair value of an instrument falls below its cost/amortized cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands September 30, 2014 been below cost; the financial condition and near-term prospects of the issuer; and the Company's ability and intent to hold investments for a period of time sufficient to allow for any anticipated recovery.

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
(f)    Property and equipment:
Property and equipment are reported in the unaudited consolidated financial statements at cost and are included in other assets. Depreciation of property and equipment has been provided using the straight-line method over the estimated useful lives of such assets. Repairs and maintenance are recognized in operations during the period incurred. The Company estimates useful life to be five years for leasehold improvements; seven to ten years for furniture and equipment; and three years for computer hardware.
(g)    Loss and loss adjustment expense reserves:
Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred but not yet reported loss events and the related estimated loss adjustment expenses. The Company performs a continuing review of its loss and loss adjustment expense reserves, including its reserving techniques and its reinsurance. The loss and loss adjustment expense reserves are also reviewed at minimum, on an annual basis by qualified actuaries. Since the loss and loss adjustment expense reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of income in the period in which the estimates are changed. Such changes in estimates could occur in a future period and may be material to the Company’s results of operations and financial position in such period.

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
The Company follows the asset and liability method of accounting for income taxes, whereby deferred income tax assets and liabilities are recognized for (i) the differences between the financial statement carrying amount of existing assets and liabilities

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands September 30, 2014 and their respective tax bases and (ii) loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. Current federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit).
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
Premiums collected in advance occur when the policyholder premium is paid in advance of the effective commencement period of the annual insurance policy and are recorded as a liability on the Company's unaudited consolidated balance sheets.
(j)    Stock-based compensation:
The Company has established a stock option incentive plan for key officers and directors of the Company. The Company uses the fair-value method of accounting for stock-based compensation awards granted. The Company determines the fair value of the stock options on their grant date using the Black-Scholes option pricing model and records the fair value as compensation expense over the requisite service period, which is generally the period in which stock options vest, with a corresponding increase to additional paid-in capital. When the stock options are exercised, the amount of proceeds together with the amount recorded in additional paid-in capital is recorded in shareholders' equity.
(k)    Earnings (loss) per share:
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by giving effect to the potential dilution that could occur if potentially dilutive securities were exercised and converted into common shares during the period.
(l)    Fair value of financial instruments:
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

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands September 30, 2014

NOTE 5 INVESTMENTS
The amortized cost, gross unrealized gains and losses, and estimated fair value of the Company's investments in fixed income securities at September 30, 2014 and December 31, 2013 are summarized in the tables shown below:

(in thousands)	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government, government agencies and authorities	$1,369	$—	$5	$1,364
States municipalities and political subdivisions	45	—	—	45
Mortgage-backed	174	—	—	174
Asset-backed securities and collateralized mortgage obligations	1,216	—	2	1,214
Corporate	4,454	2	12	4,444
Total investments in fixed income securities	$7,258	$2	$19	$7,241

(in thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Asset-backed securities and collateralized mortgage obligations	$100	$—	$—	$100
Corporate	201	—	—	201
Total investments in fixed income securities	$301	$—	$—	$301

The table below summarizes the Company's fixed income securities at September 30, 2014 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

(in thousands)	September 30, 2014
	Amortized Cost	Estimated Fair Value
Due in one year or less	$76	$76
Due after one year through five years	5,733	5,721
Due after five years through ten years	763	761
Due after ten years	686	683
Total	$7,258	$7,241

The following tables highlight the aggregate unrealized loss position, by security type, of fixed income securities in unrealized loss positions as of September 30, 2014 and December 31, 2013. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions.

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands September 30, 2014

(in thousands)					September 30, 2014
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
U.S. government, government agencies and authorities	$1,083	$5	$—	$—	$1,083	$5
Mortgage-backed	89	—	—	—	89	—
Asset-backed securities and collateralized mortgage obligations	863	2	—	—	863	2
Corporate	3,051	12	—	—	3,051	12
Total investments in fixed income securities	$5,086	$19	$—	$—	$5,086	$19

(in thousands)					December 31, 2013
	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities and collateralized mortgage obligations	$100	$—	$—	$—	$100	$—
Corporate	201	—	—	—	201	—
Total investments in fixed income securities	$301	$—	$—	$—	$301	$—
Fixed income securities contain approximately fifty-four and three individual investments that were in unrealized loss positions as of September 30, 2014 and December 31, 2013, respectively.
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

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands September 30, 2014

•	the credit ratings assigned by independent credit rating agencies may be incorrect due to unforeseen or unknown facts related to a company's financial situation; and

•	the debt service pattern of non-investment grade instruments may not reflect future debt service capabilities and may not reflect a company's unknown underlying financial problems.
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments for the three and nine months ended September 30, 2014 and September 30, 2013, respectively.
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
The Company does not have any exposure to subprime mortgage-backed investments. Net investment income for the three and nine months ended September 30, 2014 and September 30, 2013, respectively, is comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Investment income
Interest from fixed income securities	$23	$—	$49	$—
Dividends	—	5	—	47
Other	26	188	35	—
Gross investment income	49	193	84	47
Investment expenses	(1)	—	(8)	—
Net investment income	$48	$193	$76	$47
At September 30, 2014 and December 31, 2013, a certificate of deposit with an estimated fair value of $100 was on deposit with a Louisiana regulatory authority.
Other investment income for the quarter ended September 30, 2013, includes a realized gain of $188 on the Company’s sale of its $1,875 investment in the preferred stock of Atlas Financial Holdings, Inc. to KAI.
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
The components of deferred policy acquisition costs and the related amortization expense for the three and nine months ended September 30, 2014 and 2013, are comprised as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Beginning balance, net	$2,610	$604	$1,925	$346
Additions	1,387	798	4,015	1,448
Amortization	(1,111)	(312)	(3,054)	(704)
Balance at September 30, net	$2,886	$1,090	$2,886	$1,090

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands September 30, 2014

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
The Company's evaluation of the adequacy of loss and loss adjustment expense reserves includes a re-estimation of the liability for loss and loss adjustment expense reserves relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision for loss and loss adjustment expense reserves, net of amounts recoverable from reinsurers, as of September 30, 2014 and September 30, 2013 were as follows:

	Nine months ending
(in thousands)	September 30, 2014	September 30, 2013
Balance at beginning of period, gross	$354	$9
Less reinsurance recoverable related to loss and loss adjustment expense reserves	—	—
Balance at beginning of period, net	354	9
Incurred related to:
Current year	2,661	2,648
Prior years	(158)	(9)
Paid related to:
Current year	(2,103)	(2,420)
Prior years	(92)	—
Balance at end of period, net	662	228
Plus reinsurance recoverable related to loss and loss adjustment expense reserves	—	—
Balance at end of period, gross	$662	$228

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands September 30, 2014

NOTE 8 INCOME TAXES
Income tax expense (benefit) for the three and nine months ended September 30, 2014 and September 30, 2013 varies from the amount that would result by applying the applicable statutory federal income tax rate of 34% to income (loss) before income tax expense (benefit). The following table summarizes the differences:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income tax expense (benefit) at statutory income tax rate	$358	$28	$1,501	$(739)
Net operating loss carryforward	—	—	(373)	—
State income tax (net of federal tax benefit)	58	—	328	—
Other	4	1	6	1
Income tax expense (benefit)	$420	$29	$1,462	$(738)
The Company carries a net deferred income tax asset of $395 and $571 at September 30, 2014 and December 31, 2013, respectively, all of which the Company believes is more likely than not to be fully realized based upon management's assessment of future taxable income.
As of September 30, 2014, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit).
NOTE 9 NET EARNINGS (LOSS) PER SHARE
The following table sets forth the reconciliation of numerators and denominators for the basic and diluted earnings (loss) per share computation for the three and nine months ended September 30, 2014 and September 30, 2013:

(in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$632	$53	$2,951	$(1,436)
Less: Beneficial conversion feature on convertible preferred shares	—	—	(500)	—
Net income (loss) attributable to common shareholders	632	53	2,451	(1,436)
Denominator:
Weighted average basic shares
Weighted average common shares outstanding	6,358	1,000	3,832	1,000
Weighted average diluted shares
Weighted average common shares outstanding	6,358	1,000	3,832	1,000
Effect of potentially dilutive securities	75	—	56	—
Total weighted average diluted shares	6,433	1,000	3,888	1,000
Basic earnings (loss) per common share	$0.10	$0.05	$0.64	$(1.44)
Diluted earnings (loss) per common share	$0.10	$0.05	$0.63	$(1.44)
Net earnings (loss) per share is based on the weighted-average number of shares outstanding. Diluted weighted-average shares is calculated by adjusting basic weighted-average shares outstanding by all potentially dilutive securities. Potentially dilutive

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands September 30, 2014 securities consist of stock options, warrants and contingently issuable shares of restricted common stock for the three and nine months ended September 30, 2014. The Company had no potentially dilutive securities for the three and nine months ended September 30, 2013.
NOTE 10 STOCK-BASED COMPENSATION
The Company has established a stock option incentive plan for key officers and directors of the Company (the "Plan"). At September 30, 2014, the maximum number of shares that may be issued under the Plan was 354,912 common shares.
The following table summarizes the stock option activity during the nine months ended September 30, 2014:

(in thousands, except for share data)
	Number of Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	—	—		—
Granted	210,489	$8.05
Outstanding at September 30, 2014	210,489	$8.05	3.9	$—
Exercisable at September 30, 2014	125,308	$8.04	3.9	$—
Options granted to officers during the nine months ended September 30, 2014 vest 20% at the date of grant and 20% on each of the next four anniversary dates and expire in five years. Options granted to directors during the nine months ended September 30, 2014 are fully vested and exercisable as of the date such options are granted and are exercisable for a period of five years.
The aggregate intrinsic value of stock options outstanding and exercisable is the difference between the September 30, 2014 market price for the Company's common shares and the exercise price of the options, multiplied by the number of options where the fair value exceeds the exercise price.
The following table summarizes information about stock options outstanding as of September 30, 2014:

September 30, 2014
Exercise Price	Date of Grant	Expiry Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
$8.69	4-Apr-14	4-Apr-19	4.5	14,155	7,359
$8.00	31-Mar-14	31-Mar-19	4.5	163,301	84,916
$8.00	28-Feb-14	15-Mar-15	0.5	33,033	33,033
		Total:	3.9	210,489	125,308
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

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands September 30, 2014

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option on the date of grant. The assumptions used in the Black-Scholes pricing model for options granted or exchanged during the nine months ended September 30, 2014 were as follows:

September 30, 2014
Risk-free interest rate	0.13%-1.55%
Dividend yield	—
Expected volatility	10%
Expected term (in years)	1-5
Total stock-based compensation expense, net of forfeitures was $8 and zero for the three months ended September 30, 2014 and September 30, 2013, respectively ($116 and zero, respectively, year to date). Total unrecognized stock compensation expense of $5 associated with the February 28, 2014 grant to Mr. Raucy, $73 associated with the March 31, 2014 grant and $7 associated with the April 4, 2014 grant as of September 30, 2014, will be recognized ratably over the next 6 months for Mr. Raucy's option and three and a half years for the options granted March 31, 2014 and April 4, 2014, respectively.
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
On March 31, 2014, the Company completed its initial public offering of 2,170,625 shares of its common stock at a price to the public of $8.00 per share, which included full exercise by the underwriters of their over-allotment option, for total gross proceeds of $17,365. Net proceeds to the Company were $15,088 after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In conjunction with the initial public offering, the Company issued 94,375 warrants to the underwriters.  Each warrant will entitle the subscriber to purchase one common share of PIH at a price of $10.00 per common share at any time after March 31, 2015 and prior to expiry on March 31, 2019.
On June 13, 2014, the Company completed an underwritten public offering of 2,875,000 shares of its common stock at a price to the public of $8.00 per share, which included full exercise by the underwriters of their over-allotment option, for total gross proceeds of $23,000. Net proceeds to the Company were $21,174 after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
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
Each warrant issued to Fund Management Group LLC entitles the holder to purchase one share of common stock at a price equal to $9.60, subject to certain adjustments under a warrant agreement (the “Warrant Agreement”) entered into between Fund Management Group LLC and the Company. The warrants have an expiry date of five years from the date of issuance and are immediately exercisable after issuance in accordance with the exercise procedure under the Warrant Agreement. The warrants may be redeemable by the Company at a price of $0.01 per warrant during any period in which the closing price of the Company's common shares is at or above 175% of the $8.00 price per share of the common stock issued in the initial public offering for 20 consecutive trading days. The warrant holder is entitled to a 30-day notice prior to the date of such redemption.

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands September 30, 2014

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
NOTE 12 ACCUMULATED OTHER COMPREHENSIVE LOSS
The table below details the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2014:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Unrealized Gains/Losses on Available-for-Sale Securities
Beginning balance	$10	$—	$—	$—
Other comprehensive loss before reclassifications	(21)	—	(11)	—
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive loss	$(21)	$—	$(11)	$—
Ending balance	$(11)	$—	$(11)	$—

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands September 30, 2014

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
The Company employs a fair value hierarchy to categorize the inputs it uses in valuation techniques to measure the fair value. The extent of use of quoted market prices (Level 1), valuation models using observable market information (Level 2) and internal models without observable market information (Level 3) in the valuation of the Company's financial assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 was as follows:

(in thousands)			September 30, 2014
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets(Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed income securities:
U.S. government, government agencies and authorities	$1,364	$—	$1,364	$—
States municipalities and political subdivisions	45	—	45	—
Mortgage-backed	174	—	174	—
Asset-backed securities and collateralized mortgage obligations	1,214	—	1,214	—
Corporate	4,444	—	4,444	—
Total fixed income securities	7,241	—	7,241	—
Short-term investments	201	201	—	—
Total assets	$7,442	$201	$7,241	$—

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands September 30, 2014

(in thousands)			December 31, 2013
		Fair Value Measurements at the End of the Reporting Period Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements

Assets:
Fixed income securities:
Asset-backed securities and collateralized mortgage obligations	$100	$—	$100	$—
Corporate	201	—	201	—
Total fixed income securities	301	—	301	—
Short-term investments	100	100	—	—
Total assets	$401	$100	$301	$—

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
During the third quarter of 2013, the Company sold its $1,875 investment in the preferred stock of Atlas Financial Holdings, Inc. to KAI for a gain on a sale of $188, which is included in the net investment income.
On February 11, 2014, the Company entered into the Management Services Agreement ("MSA") with 1347 Advisors LLC ("1347 Advisors"), a wholly owned subsidiary of KFSI, which provides for certain permanent services, unless terminated, that 1347 Advisors will provide to the Company, including forecasting, analysis of capital structure and reinsurance programs, consultation in future restructuring or capital raising transactions, and consultation in corporate development initiatives. For the services performed, 1347 Advisors is paid a monthly fee equal to 1% of the Company's gross written premiums, as defined in the MSA. After the seventh year of the term of the MSA, should the ownership of the Company's shares held by KFSI or an affiliate or subsidiary thereof fall below fifty percent (50%) of KFSI’s (or an affiliate or subsidiary thereof) ownership of the Company's shares as of March 31, 2014, the monthly fee shall be calculated by (a) dividing the existing shares owned by KFSI (or an affiliate or subsidiary thereof) by the number of original shares owned by KFSI (or an affiliate or subsidiary thereof) as of March 31, 2014, and (b) multiplying by 1% of the Company's gross written premiums, as defined in the MSA. The MSA will only terminate by mutual consent of both parties, except in case of certain exceptions as stated in the agreement. With respect to termination for any reason of the MSA (other than due to gross negligence or willful misconduct of 1347 Advisors), the Company will be required to pay 1347 Advisors an amount equal to twenty times the consulting fee paid to 1347 Advisors in the most recent calendar year immediately preceding. The Company has incurred an expense of $85 and $208 for the three and nine month periods ended September 30, 2014 respectively, under the terms of the MSA. At September 30, 2014, the Company owed $23 to 1347 Advisors under the MSA.
On March 26, 2014, the Company entered into a Performance Share Grant Agreement with KAI, whereby KAI will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones for the Company’s stock price. Pursuant to the terms of the Performance Share Grant Agreement, if at any time the last sales price of the Company’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company's common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company's common stock (in addition to

1347 PROPERTY INSURANCE HOLDINGS, INC. Notes to Consolidated Financial Statements (Unaudited) $ amounts in thousands September 30, 2014 the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company's common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). The shares of common stock granted to KAI will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant.

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

NOTE 15 COMMITMENTS AND CONTINGENCIES
In connection with its operations in the ordinary course of business, the Company and its subsidiaries may be named as defendants in various actions for damages and costs allegedly sustained by the plaintiffs. While it is not possible to estimate the loss, or range of loss, if any, that may be incurred in connection with any of the various proceedings at this time, it is possible that individual actions may result in a loss having a material adverse effect on the Company's financial condition or results of operations.

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands

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

OVERVIEW
1347 Property Insurance Holdings, Inc. (the "Company" or "PIH") is a holding company and is engaged, through its subsidiaries, in the property and casualty insurance business. PIH conducts its business under one business segment.
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
On June 13, 2014, the Company completed an underwritten public offering of 2,875,000 shares of its common stock at a price to the public of $8.00 per share, which included full exercise by the underwriters of their over-allotment option, for total gross proceeds of $23,000. Net proceeds to the Company were $21,174 after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
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
The Company distributes insurance policies through a network of more than 125 independent agents. These agents typically represent several insurance companies in order to provide various insurance product lines to their clients. The Company refers to these policies as voluntary policies.
Louisiana Citizens Property Insurance Company ("Citizens") is a state-created insurer. As the State of Louisiana has not historically been in the business of serving as an insurer, an insurance “take-out” program was implemented to reduce the number of properties insured by Citizens. Under this take-out program, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by Citizens. It has been Maison’s practice to date to participate in such take-out programs, and Maison plans to continue doing so from time to time in the future. While Citizens writes full peril protection policies in addition to wind and hail only policies, the policies that the Company has obtained through the Citizens take-out program cover losses arising only from wind and hail. These policyholders were not able to obtain such coverage from the marketplace prior to our take-out other than through Citizens. As of September 30, 2014, the Company has approximately 5,600 take-out policies in-force from Citizens, of which approximately 3,300 were from the latest take-out which occurred on December 1, 2013, and approximately

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands

2,300 were from the December 1, 2012 take-out. Additionally, the Company has approximately 12,600 in-force policies that it obtained from its independent agent force. From all sources of distribution, the in-force policy count at September 30, 2014, and December 31, 2013 was approximately 18,200 and 11,500, respectively. The 12,600 independent agent in-force policies was comprised of approximately 8,500 of dwelling fire/homeowner multi-peril policies and 4,100 of manufactured/mobile home policies.
Maison actively conducts business in the State of Louisiana. The Company insures personal property located in 63 of the 64 parishes in the State of Louisiana. As of September 30, 2014, these 18,200 policies are concentrated in certain parishes within Louisiana as follows: Jefferson Parish 19.2%, Saint Tammany Parish 13.2%, Orleans Parish 6.9%, East Baton Rouge Parish 6.3%, and Livingston Parish 5.2%. No other parish has over 5.0% of the policies, and these remaining 58 parishes aggregate 49.2%.
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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying unaudited consolidated financial statements include the provision for loss and loss adjustment expense reserves, valuation of fixed income securities, valuation of net deferred income taxes, deferred policy acquisition costs and stock-based compensation expense.
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

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands

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
Valuation of Net Deferred Income Taxes
The provision for income taxes is calculated based on the expected tax treatment of transactions recorded in its unaudited consolidated financial statements. In determining its provision for income taxes, the Company interprets tax legislation in a variety of jurisdictions and makes assumptions about the expected timing of the reversal of deferred income tax assets and liabilities and the valuation of net deferred income taxes.
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
The Company carries a net deferred income tax asset of $395 and $571 at September 30, 2014 and December 31, 2013, respectively, all of which the Company believes is more likely than not to be fully realized based upon management's assessment of future taxable income.
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

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands asset. Costs associated with unsuccessful efforts or costs that cannot be tied directly to a successful policy acquisition are expensed as incurred, as opposed to being deferred and amortized as the premium is earned.

Stock-Based Compensation Expense
The Company uses the fair-value method of accounting for stock-based compensation awards granted. The Company determines the fair value of the stock options on their grant date using the Black-Scholes option pricing model and records the fair value as compensation expense over the requisite service period, which is generally the period in which stock options vest, with a corresponding increase to additional paid-in capital. When the stock options are exercised, the amount of proceeds together with the amount recorded in additional paid-in capital is recorded in shareholders' equity.
RESULTS OF OPERATIONS
The Company's net income (loss) for the three and nine months ended September 30, 2014 and 2013 is presented in Table 1 below:
Table 1 Net Income (Loss)
For the three and nine months ended September 30 (in thousands of dollars)

	For the three months ended September 30,			For the nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Revenues:
Net premiums earned	4,427	829	3,598	13,281	2,438	10,843
Net investment income	48	193	(145)	76	47	29
Other income	61	39	22	181	45	136
Total revenues	4,536	1,061	3,475	13,538	2,530	11,008
Expenses:
Net losses and loss adjustment expenses	944	150	794	2,503	2,639	(136)
Amortization of deferred policy acquisition costs	1,111	312	799	3,054	704	2,350
General and administrative expenses	1,429	517	912	3,568	1,361	2,207
Total expenses	3,484	979	2,505	9,125	4,704	4,421
Income (loss) before income tax expense (benefit)	1,052	82	970	4,413	(2,174)	6,587
Income tax expense (benefit)	420	29	391	1,462	(738)	2,200
Net income (loss)	632	53	579	2,951	(1,436)	4,387
Net Income (Loss) and Earnings (Loss) Per Common Share
In the third quarter of 2014, the Company generated net income of $632 compared to $53 in the third quarter of 2013 (net income of $2,951 for the nine months ended September 30, 2014 compared to net loss of $1,436 for the nine months ended September 30, 2013). Including the impact of the beneficial conversion feature on convertible preferred shares, basic and diluted earnings per common share in the third quarter of 2014 was $0.10 compared to $0.05 in the third quarter of 2013 (basic and diluted earnings per common share of $0.64 and $0.63, respectively, for the nine months ended September 30, 2014 compared to basic and diluted loss per common share of $1.44 for the nine months ended September 30, 2013).
The net income for the quarter ended September 30, 2014 is attributable to pre-tax underwriting profits of approximately $943. This underwriting profit was generated from the Company’s policy growth from both the Citizen’s take-out business as well as the independent agency production. The Company also experienced better than anticipated frequency and severity of claims for the quarter ending September 30, 2014, which resulted in a low loss ratio of 21.3% for the quarter. The net income for the quarter ended September 30, 2013 was driven, in part, by the sale of the $1,875 investment in the preferred stock of Atlas Financial Holdings, Inc. to KAI for a gain on a sale of $188, which is included in the balance of net investment income for the quarter.

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands

The net income for the nine months ended September 30, 2014 is attributable to pre-tax underwriting profits of approximately $4,156. This underwriting profit was generated from the Company’s policy growth from both the Citizen’s take-out business as well as the independent agency production. There were no significant weather events that occurred in the first nine months of 2014. The Company benefited in the first five months of 2014 from the ceded catastrophe reinsurance purchased for the contract year of June 1, 2013 through May 31, 2014 since the cost of the catastrophe reinsurance was based upon the in-force policy exposures as of September 30, 2013. The net loss for the nine months ended September 30, 2013 is primarily due to a significant hail event occurring in the month of February 2013, which was a net incurred loss of $2,383 after ceded reinsurance recovery.
Insurance Operations
For the quarter ended September 30, 2014, direct premiums written were $8,484 compared to $5,200 for the quarter ended September 30, 2013, representing a 63.2% increase ($23,042 for the nine months ended September 30, 2014 compared to $8,023 for the comparable period in the prior year, representing a 187.2% increase). Net premiums written increased 41.1% to $5,942 for the quarter ended September 30, 2014 compared with $4,210 for the quarter ended September 30, 2013 ($17,698 for the nine months ended September 30, 2014 compared to $5,973 for the comparable period in the prior year, representing a 196.3% increase). Net premiums earned increased 434.0% to $4,427 for the quarter ended September 30, 2014 compared with $829 for the quarter ended September 30, 2013 ($13,281 for the nine months ended September 30, 2014 compared to $2,438 for the comparable prior year period, representing a 444.7% increase).
The significant increase in direct written premiums is the result of the independent agency voluntary production which began in April 2013. These agents wrote approximately $6,398 of volume during the quarter ended September 30, 2014 ($16,350 for the nine months ended September 30, 2014) as compared to approximately $4,051 during the quarter ended September 30, 2013 ($4,892 for the nine months ended September 30, 2013). These increases were primarily from net new full peril policies written from the independent agency channel of approximately 1,650 policies during the quarter ended September 30, 2014, (7,200 policies for the nine month period) as compared to approximately 2,450 policies during the quarter ended September 30, 2013 (2,930 policies for the nine month period). Additionally, our renewal full peril policies written from the independent agency channel of approximately 2,210 policies during the quarter ended September 30, 2014, (2,770 policies for the nine month period) as compared to no renewal business for both the three and nine months ended September 30, 2013. Premium volume written from the Citizen’s take-out wind/hail only business was $2,086 during the quarter ended September 30, 2014 ($6,692 for the nine months) as compared to $1,149 for the quarter ended September 30, 2013 ($3,131 prior nine month period).
The loss ratio for the third quarter of 2014 was 21.3% compared to 18.1% for the third quarter of 2013 (18.8% for the nine months ended September 30, 2014 compared with 108.2% for the same period in 2013). The increase in the loss ratio for the third quarter of 2014 was due primarily to the increase in bulk reserves of $100 during the third quarter 2014 related to the increased in-force premiums for the current loss year as compared to a decrease in bulk reserves of $47 during the third quarter 2013, due to favorable development of losses occurring prior to the start of the third quarter of 2013. The loss ratio for the quarter ended September 30, 2014, was favorably impacted by an adjustment to reserves related to the 2013 loss year by $32 to recognize the continued favorable development of 2013 claims, primarily from the hail event in February 2013. The decrease in the loss ratio for the nine months ended September 30, 2014 was due primarily to no significant weather events occurring in 2014 compared to the unusual significant hail event that occurred in the first quarter of 2013 and had development carry over into the second quarter. The 2014 year to date loss ratio had the benefit of $158 release of a portion of prior accident year loss reserves, which decreased the loss ratio by 1.4 percentage points. The 2013 year to date loss ratio had the benefit of the release of all the prior accident year loss reserves, which decreased the losses by $9 and the loss ratio by 0.4 percentage points. The impact of catastrophes on the loss ratios were zero percentage points for the nine months ended September 30, 2014 and 97.7 percentage points for the nine months ended September 30, 2013.
The expense ratio was 57.4% for the third quarter of 2014 compared to 100.0% for the third quarter of 2013 (49.9% for the nine months ended September 30, 2014 compared with 84.7% for the same period in 2013). The decrease in the expense ratio for the quarter and nine months ended September 30, 2014, is primarily due to a greater increase in net premiums earned as compared to the increase in expenses. Amortization of deferred policy acquisition cost expenses were 25.1% and 37.6% of net premiums earned, respectively, for the quarters ended September 30, 2014 and 2013 (23.0% year to date compared to 28.9% prior year to date), decreasing primarily due to actions taken by the Company to lower its premium taxes owed and renewal policies having a lower commission rate than new business policies. General and administrative expenses were 32.3% and 62.4% of net premiums earned, respectively, for the quarters ended September 30, 2014 and 2013 (26.9% year to date compared to 55.8% prior year to date), decreasing primarily due to a higher increase in net premiums earned as compared to the increase in general and administrative expenses. For the quarter ended September 30, 2014, general and administrative expenses incurred increased by approximately $912, comprised of the new management services fee to 1347 Advisors of $85, higher salaries, benefits and director fees of $230, higher professional services primarily from actuaries and attorneys of $408 and $189 increase in all other general and administrative expenses. For the nine months ended September 30, 2014, general and administrative expenses incurred increased by approximately

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands

$2,207 comprised of the new management services fee to 1347 Advisors of $208, higher salaries, benefits and director fees of $854, higher professional services primarily from actuaries and attorneys of $667 and $478 increase in all other general and administrative expenses.
As a result of the above items, the Company's combined ratio was 78.7% in the third quarter of 2014 compared with 118.1% in the third quarter of 2013 (68.7% for the nine months ended September 30, 2014 compared with 192.9% for the same period in 2013).
Catastrophe Excess of Loss Reinsurance
Maison obtains excess of loss ceded reinsurance protection for storms occurring, to reduce the insurance company’s risk. These reinsurance contracts are on a contract year of June 1 through May 31, based upon exposures insured as of September 30 each year. For each event occurring within a ninety-six hour period, Maison receives reinsurance recoveries up to $69,000 in excess of $3,000 per event. This $3,000 retention is the amount Maison retains in loss from each storm before the reinsurance protection is available. Maison also has another layer of reinsurance protection that can be used for the first event for losses above $72,000 per event, in an amount up to $20,000. If any of this $20,000 coverage is not used from the first event, the remaining portion is available for additional events. This $20,000 second layer coverage applies in total for all events occurring during the reinsurance period. This $20,000 second layer provides $1,000 in excess of $2,000 and $19,000 in excess of $72,000 for the second event. For the second event of the season, the earlier described $69,000 in excess of $2,000 is available since Maison has purchased a prepaid reinstatement premium protection for this coverage. The maximum Maison can pay from June 1, 2014 to May 31, 2015 is $5,000 in retention for any number of events as long as the total losses from all events do not exceed the reinsurance limits of all protection layers including the reinstatement of first protection layer, and no single event generates losses greater than $92,000. The estimated total cost of this coverage is approximately $10,190, which is a significant increase from the costs from the excess of loss reinsurance contracts ended May 31, 2014 of $3,385. This increase was due to the much greater reinsurance protection of $89,000 compared to the previous contract of $22,500 in excess of $1,500 retention.
Income Tax Expense (Benefit)
Income tax expense for the third quarter of 2014 was $420 ($1,462 year to date) compared to income tax expense of $29 in the third quarter of 2013 (income tax benefit of $738 prior year to date). The increase in income tax expense for the quarter ended September 30, 2014 is primarily attributable to the increased operating income in 2014 and state income tax recorded in 2014. The increase in income tax expense for the nine months ended September 30, 2014 is primarily attributable to the increased operating income in 2014, and state income tax recorded in 2014, partly offset by a tax benefit for a net operating loss carry forward recorded in 2014. See Note 8, "Income Taxes," to the unaudited consolidated interim financial statements for additional detail of the differences in income tax expense (benefit) recorded for the three and nine months ended September 30, 2014 and September 30, 2013, respectively.

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands

INVESTMENTS
Portfolio Composition
All of the Company's investments in fixed income securities are classified as available-for-sale and are reported at fair value. At September 30, 2014, the Company held cash and cash equivalents and investments with a carrying value of $61,971. As of September 30, 2014, the Company held an investments portfolio comprised primarily of fixed income securities issued by the U.S. Government, government agencies and high quality corporate issuers. Investments held by the Company's insurance subsidiaries must comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments.
Table 2 below summarizes the carrying value of investments, including cash and cash equivalents, at the dates indicated.
TABLE 2 Carrying value of investments, including cash and cash equivalents
(in thousands of dollars, except for percentages)

Type of investment	September 30, 2014	% of Total	December 31, 2013	% of Total
Fixed income securities:
U.S. government, government agencies and authorities	1,364	2.2%	—	—%
States municipalities and political subdivisions	45	0.1%	—	—%
Mortgage-backed	174	0.3%	—	—%
Asset-backed securities and collateralized mortgage obligations	1,214	1.9%	100	0.6%
Corporate	4,444	7.2%	201	1.3%
Total fixed income securities	7,241	11.7%	301	1.9%
Short-term investments	201	0.3%	100	0.6%
Total investments	7,442	12.0%	401	2.5%
Cash and cash equivalents	54,529	88.0%	15,007	97.5%
Total	61,971	100.0%	15,408	100.0%

Liquidity and Cash Flow Risk
Table 3 below summarizes the fair value by contractual maturities of the fixed income securities portfolio, excluding cash and cash equivalents, at September 30, 2014 and December 31, 2013.
TABLE 3 Fair value of fixed income securities by contractual maturity date
(in thousands of dollars)

	September 30, 2014	% of Total	December 31, 2013	% of Total
Due in less than one year	76	1.0%	—	—%
Due in one through five years	5,721	79.0%	300	100.0%
Due after five through ten years	761	10.5%	—	—%
Due after ten years	683	9.5%	—	—%
Total	7,241	100.0%	300	100.0%

At September 30, 2014, 80.0% of fixed income securities, including treasury bills, government bonds and corporate bonds, had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed income securities, management believes are sufficient in amount for the payment of loss and loss adjustment expense reserves and other operating subsidiary obligations on a timely basis. The Company may not be able to liquidate its investments in the event that additional cash is required to meet obligations to its policyholders, however, the Company believes that the high-quality, liquid investments in the portfolios provide it with sufficient liquidity.

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands

Market Risk
Market risk is the risk that the Company will incur losses due to adverse changes in interest or currency exchange rates and equity prices. Given the Company's operations only invest in U.S. dollar denominated instruments and maintain a relatively insignificant investment in equity instruments, its primary market risk exposures in the investments portfolio are to changes in interest rates.
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
Table 4 below summarizes the composition of the fair values of fixed income securities, excluding cash and cash equivalents, at September 30, 2014 and December 31, 2013, by rating as assigned by Standard and Poor's ("S&P") or Moody's Investors Service ("Moody's"). Fixed income securities consist of predominantly high-quality instruments in corporate and government bonds with approximately 92.8% of those investments rated 'A' or better at September 30, 2014.
TABLE 4 Credit ratings of fixed income securities

Rating (S&P/Moody's)	September 30, 2014	December 31, 2013
AAA/Aaa	40.0%	33.3%
AA/Aa	12.9	33.3
A/A	39.9	33.4
Percentage rated A/A2 or better	92.8%	100.0%
BBB/Baa	7.2	—
Total	100.0%	100.0%
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
As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments for the three and nine months ended September 30, 2014 and September 30, 2013, respectively.
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
At September 30, 2014, the gross unrealized losses for fixed income securities amounted to $19, and there were no unrealized losses attributable to non-investment grade fixed income securities.
At each of September 30, 2014 and December 31, 2013, all unrealized losses on individual investments were considered temporary. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their

1347 PROPERTY INSURANCE HOLDINGS, INC. $ amounts in thousands respective debt ratings. The Company concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.
LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, IBNR loss events and the related estimated loss adjustment expenses.
Table 5 presents distributions, by line of business, of the provision for loss and loss adjustment expense reserves.
TABLE 5 Provision for loss and loss adjustment expense reserves
(in thousands of dollars)

Line of Business	September 30, 2014	December 31, 2013
Homeowners Multi-Peril (including manufactured homes)	531	151
Fire and Allied Lines (primarily wind/hail only)	131	203
Total	662	354
Information with respect to development of the Company's provision for prior years' loss and loss adjustment expense reserves is presented in Table 6.
TABLE 6 Decrease in prior years' provision for loss and loss adjustment expense reserves
(in thousands of dollars)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Favorable change in provision for loss and loss adjustment expense reserves for prior accident years:	(32)	(9)	(158)	(9)
For the quarter ended September 30, 2014, the Company reported $32 of favorable development for loss and loss adjustment expense reserves from prior accident years ($158 year to date). For the quarter ended September 30, 2013, the Company reported $9 of favorable development for loss and loss adjustment expense reserves from prior accident years ($9 prior year to date). The favorable development reported for the quarter and nine months ended September 30, 2014 was primarily related to lower than expected reported claims subsequent to December 31, 2013 for losses incurred during 2013. The favorable development reported for the quarter and nine months ended September 30, 2013 was due to no reported claims subsequent to December 31, 2012 for losses incurred during 2012.
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
Cash Flows
During the nine months ended September 30, 2014, the net cash provided by operating activities as reported on the unaudited consolidated statements of cash flows was $8,334. This source of cash can be primarily explained by the net income of $2,951; the decrease in premiums receivable of $2,098, primarily from the receipt of premium from Citizens related to the policies taken-out at December 2013; the increase in unearned premium reserves of $4,898, primarily due to the policy growth during the nine month period; the increase in current income taxes payable of $287, due to higher pre-tax operating income; and the increase in premiums collected in advance of $696, due to timing of insureds payment of premiums; offset by the use of cash to pay related parties of $2,475 primarily due to settlement of the December 31, 2013 balance.
During the nine months ended September 30, 2014, the net cash used in investing activities as reported on the unaudited consolidated statements of cash flows was $7,074. This use of cash was driven primarily by the purchase of fixed income securities.
During the nine months ended September 30, 2014, the net cash provided by financing activities as reported on the unaudited consolidated statements of cash flows was $38,262. This source of cash is attributed to the net proceeds received from the issuance of common shares and convertible preferred shares during 2014 as further discussed in Note 11, "Shareholders' Equity," to the unaudited consolidated financial statements.
In summary, as reported on the unaudited consolidated statements of cash flows, the Company's net increase in cash and cash equivalents during the nine months ended September 30, 2014 was $39,522.
The Company's subsidiaries fund their obligations primarily through capital contributions received from its parent, premium income, policy fee income and investment income and maturities in the investments portfolios. As a holding company, the Company funds its obligations, which primarily consist of holding company operating expenses, primarily from cash on hand and receipt of dividends from MMI. Maison requires regulatory approval for the return of capital and, in certain circumstances, prior to the payment of dividends. As of September 30, 2014, Maison cannot pay any dividends to the Company without prior notice to LDOI, as written in the consent order.
Effective March 31, 2014, the Company completed its previously announced initial public offering of 1,887,500 shares of its common stock at a price to the public of $8.00 per share, and the exercise in full by the underwriters of a 45-day option to purchase up to 283,125 additional shares of common stock to cover over-allotments. After the exercise of the over-allotment, PIH issued 2,170,625 common shares for total gross proceeds of $17,365. Net proceeds to the Company were $15,088 after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In conjunction with the initial public offering, the Company issued 94,375 warrants to the underwriters.  Each warrant will entitle the subscriber to purchase one common share of PIH at a price of $10.00 per common share at any time after March 31, 2015 and prior to expiry on March 31, 2019.
On June 13, 2014, the Company completed an underwritten public offering of 2,875,000 shares of its common stock at a price to the public of $8.00 per share, which included full exercise by the underwriters of their over-allotment option, for total gross proceeds of $23,000. Net proceeds to the Company were $21,174 after deducting underwriting discounts and commissions and other offering expenses payable by the Company.
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
Each warrant issued to Fund Management Group LLC entitle the holder to purchase one share of common stock at a price equal to $9.60, subject to certain adjustments under a warrant agreement (the “Warrant Agreement”) entered into between Fund Management Group LLC and the Company. The warrants have an expiry date of five years from the date of issuance and are immediately exercisable after issuance in accordance with the exercise procedure under the Warrant Agreement. The warrants may be redeemable by the Company at a price of $0.01 per warrant during any period in which the closing price of the Company's common shares is at or above 175% of the $8.00 price per share of the common stock issued in the initial public offering for 20 consecutive trading days. The warrant holder is entitled to a 30-day notice prior to the date of such redemption.
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
Item 4. Controls and Procedures
The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of September 30, 2014. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.
During the Company's quarter ended September 30, 2014, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	November 12, 2014	By:	/s/ Douglas N. Raucy
Douglas N. Raucy, President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 12, 2014	By:	/s/ John S. Hill
John S. Hill, Chief Financial Officer
(principal financial and accounting officer)

