Form 10-K
period 2014-12-31
1347 Property Insurance Holdings, Inc.
filed 2015-03-26
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number 001-36366

1347 Property Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1119100
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

1511 N. Westshore Blvd., Suite 870, Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(813)-579-6213
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐     No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

 ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐     No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates was $44,957,000 on June 30, 2014, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 26, 2015, the total number of common shares outstanding of the Registrant’s common stock was 6,358,125.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2015.

1347 PROPERTY INSURANCE HOLDINGS, INC.

1347 PROPERTY INSURANCE HOLDINGS, INC.

PART I

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statement are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “forecast,” “guidance,” “indicate,” “intend,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “will,” “would,” “will be,” “will continue” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these to be reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Management cautions that the forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed under “Risk Factors” in this Form 10-K, and discussed from time to time in our reports filed with the SEC.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference to the Form 10-K are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

ITEM 1.   BUSINESS

Overview

1347 Property Insurance Holdings, Inc. (the “Company”, “PIH”, “we”, “us”) was incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc. As of December 31, 2014, the Company held all of the capital stock of its two subsidiaries: Maison Insurance Company (“Maison”) and Maison Managers Inc. (“MMI”). Effective November 19, 2013, the Company changed its legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc. Prior to March 31, 2014, the Company was a wholly owned subsidiary of Kingsway America Inc. (“KAI”). KAI is a wholly owned subsidiary of Kingsway Financial Services Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering (“IPO”) of its common stock. On June 13, 2014, the Company completed a follow-on offering of its common stock to the public. Through the combination of the Company’s IPO and follow-on offering, the Company issued approximately five million shares of its common stock. As of December 31, 2014 KAI held approximately 1.1 million shares of our common stock equivalent to 16.9% of our outstanding shares.

Through our insurance subsidiary, Maison we began providing property and casualty insurance to individuals in Louisiana in December 2012. Our insurance offerings currently include homeowners’ insurance, manufactured home insurance and dwelling fire insurance. We write both full peril property policies as well as wind/hail only exposures and we distribute our policies through independent insurance agents. We believe the Louisiana property and casualty insurance market has historically been underserved due to the unique weather-related risks in the region. We provide our policyholders with a selection of insurance products at competitive rates, while pursuing profitability using our selective underwriting criteria.

We currently derive all of our business from insuring properties located in Louisiana. Our focus on the Louisiana market is due, in part, to our management’s expertise and specialized knowledge of Louisiana’s homeowner insurance industry trends and demographics. We believe that our local market knowledge provides us with a competitive advantage in terms of marketing, underwriting, claims servicing and policyholder service. We also believe that there currently is a unique growth opportunity for smaller insurance companies like us in Louisiana. National insurers have been reducing and continue to reduce their exposures to personal property insurance in Louisiana, creating an opportunity for us to increase our market share in the full peril protection market and with respect to wind/hail-only exposures. Specifically, in recent years, some insurers in Louisiana have begun to write policies excluding the coverage of wind/hail, creating an opportunity for us to fill the gap for customers who need that coverage.

1347 PROPERTY INSURANCE HOLDINGS, INC.

We currently distribute our insurance policies through a network of more than 130 independent agents licensed to sell full-peril policies as well as 29 independent agents licensed to sell manufactured home policies. These agents typically represent several insurance companies in order to provide various insurance product lines to their clients. We refer to the policies we write through independent agents as voluntary policies. As of December 31, 2014, we had 21,396 policies in-force. Of these policies in-force, approximately 35% were obtained from take-out policies from Louisiana Citizens Property Insurance Company (“Citizens”) and approximately 65% were voluntary policies obtained from our independent agency force.

We process claims made by our policyholders through various third-party claims adjusting companies. Our agents have no authority to settle claims or otherwise exercise control over the claims process. We believe that the retention of independent adjusters, in addition to the employment of salaried claims personnel, results in reduced loss payments, lower loss, lower loss adjustment expenses (“LAE”), and improved customer service for our policyholders.

Maison Managers, Inc. serves as the Company’s management services subsidiary, known as a managing general agency. MMI earns commissions and a $25 per policy fee for providing policy administration, marketing, reinsurance contract negotiation, and accounting and analytical services. Both Maison and MMI are licensed by and subject to the regulatory oversight of the Louisiana Department of Insurance (“LDI”).

Our Products

As of December 31, 2014, approximately 35% of our policies are comprised of policies obtained from the Citizens take-out program (most of which are wind/hail only dwelling policies), while the remaining 65% are obtained through our independent agents. In total, 45% of our policies are home-owner multi-peril, approximately 19% are manufactured home policies and approximately 2% are dwelling fire policies.

Homeowners’ Insurance

Our homeowners’ insurance policy is written on an owner occupied dwelling which protects from all perils, except for those specifically excluded from coverage by the policy. The homeowners’ insurance policy also provides coverage for personal property, but only for specific types of coverage. It also provides replacement cost coverage on the home and other structures and will provide optional coverage for replacement cost on personal property in the home. It also offers the option of specifically scheduling individual personal property items for coverage. Additionally, coverage for loss of use of the home until it can be repaired is provided. Personal liability and medical payment coverage to others is included, as well.

Wind/Hail Insurance

Our wind/hail insurance policy is written on an owner or non-owner occupied dwelling which protects from the perils of wind and/or hail-only weather events. This allied line insurance policy may also provide coverage for personal property, but only for specific types of coverage. It also provides replacement cost or actual cash value coverage on the home and other structures depending on the form under which the policy is written. Personal property in the home is written at actual cash value. Additionally, coverage for loss of use of the home until it can be repaired is provided.

Manufactured Home Insurance

Our manufactured home insurance policy is written on a manufactured or mobile home and is similar to both the homeowners’ insurance policy and the dwelling fire policy. The policy can provide for coverage on the manufactured home, the insured’s personal property in the home and liability and medical payments can be included. It can be written on owner occupied or non-owner occupied units. Property coverage can be written on an actual cash value or stated amount basis with an optional replacement cost coverage available for partial loss. There are several other optional coverages that can be included and residential and commercial-use rental units can be written along with seasonal use mobile homes or homes that are used for part of the year.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Dwelling Fire Insurance

Our dwelling fire policy can be issued on an owner occupied or non-owner (tenant) occupied dwelling property. It will also provide coverage against all types of loss unless the peril causing the loss is specifically excluded in the policy. Losses from vandalism and malicious mischief are also included in the coverage. All claims and losses on a dwelling are covered on a replacement cost basis and additional coverage for personal property (contents) can also be added. Personal liability and medical payments to others may be included on an optional basis. Our policy counts by type as of December 31, 2014 are as follows:

Type of Policy	Policy Count	% of Total Policies in Force
Homeowners’	9,617	45.0%
Wind/Hail only	7,260	33.9%
Manufactured Home	4,093	19.1%
Dwelling Fire	426	2.0%
Total	21,396	100.0%

Claims Administration

Claims administration and adjusting involves the handling of routine “non-catastrophic” as well as catastrophic claims. In the event of a hurricane or other catastrophic claim, our claims volume would increase significantly. Rather than increase the size of our staff in anticipation of such an event, we believe that outsourcing claims adjusting improves our operational efficiency because an appropriately selected third party will have the resources to adjust the catastrophe related claims. Accordingly, we have outsourced our claims adjusting program to certain third party administrators with experience in Louisiana.

Under the terms of the service contract between Maison and MMI, MMI handles the actual claims administration for both catastrophic and non-catastrophic insurable events. In handling the claims administration, the examiner for MMI reviews all claims and loss reports, and if warranted, investigates such claims and losses.

Field adjusting is outsourced to third-party service providers, who, subject to company guidance and oversight, either settle or contest the claims. Approval for payment of a claim is given by MMI after careful review of the field adjuster’s report. We maintain a claims fund for the disbursement of payments to our customers after insurable events, and make deposits into the claims fund as claims are made. We pay adjusters based on a pre-determined fee schedule. Such fees could increase as a result of a catastrophic event. Although we are ultimately responsible for paying the claims made by our policyholders, we believe that outsourcing our claims handling program while maintaining an oversight function is an efficient mechanism for handling individual matters, and helps mitigate the animosity that can occur between insured and insurer.

Loss and Loss Adjustment Expense Reserves

Loss and LAE reserves represent management’s estimate of the ultimate unpaid costs of losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported. The process of establishing the provision for loss and loss adjustment expense reserves relies on the judgment and opinions of a large number of individuals, including the opinions of the Company’s independent actuaries.

The table that follows sets forth year-end reserves from 2012 through 2014 and the subsequent changes in those reserves, presented on a historical basis and is presented in accordance with reporting requirements of the Securities and Exchange Commission. Care should be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The data in the table is not shown by accident year, rather a display of year-end reserves and the subsequent changes thereto.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Loss Development Table
(amounts in thousands)

	Year ended December 31,
	2012	2013	2014
Original loss and LAE reserve	$9	$354	$1,211
Re-estimated loss and LAE reserve:
One year later	—	172
Two years later	—
Cumulative redundancy (deficiency)[1]	9	182
Cumulative amounts paid:
One year later	—	94
Two years later	—
Gross premiums earned	358	7,151	25,963

1

Represents the difference between the latest re-estimate and the original estimate. A redundancy indicates the original estimate is higher than the current estimate whereas a deficiency indicates the original estimate is lower than the current estimate.

Reinsurance

Maison follows the industry practice of reinsuring a portion of its risk. When an insurance company purchases reinsurance, it transfers or “cedes” all or a portion of its exposure on insurance underwritten by it to another insurer-the “reinsurer.” Although reinsurance is intended to reduce an insurance company’s risk, the ceding of insurance does not legally discharge the insurance company from its primary liability for the full amount of its policies. If the reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is still required to pay the insured for the loss. Maison Insurance and its reinsurance broker are selective in choosing reinsurers and they consider various factors, including, but not limited to, the financial stability of the reinsurers, the reinsurers’ history of responding to claims, and their overall reputations in making such determinations.

From year-to-year, both the availability of reinsurance and the costs associated with the acquisition of reinsurance will vary. These fluctuations are not subject to our control and may limit our insurance subsidiary’s ability to purchase adequate coverage.

Maison uses several different reinsurers, all of which have an A.M. Best Rating of A- (Excellent) or better. A list of some of the reinsurance companies which we currently use includes Allianz Risk Transfer, Hannover Rueckversicherung, Everest Re, DaVinci Re, Renaissance Re, Odyssey Re, Gen Re, as well as various Lloyd’s of London participating syndicates including Amlin, Faraday, Chaucer, Canopius, Barbican, Dale, Ren Re and Managing Agency Partners.

Maison has obtained ceded reinsurance protection for any storm occurring from June 1, 2014 through May 31, 2015. For each event occurring within a 96 hour period, Maison receives reinsurance recoveries up to $69 million in excess of a retention of $3 million per event. The retention is the initial amount Maison incurs in loss from each storm before any reinsurance recoverable is available. Maison also has another layer of reinsurance protection that can be used for the first event for losses above $72 million per event, in an amount up to $20 million. If any of this $20 million coverage is not used from the first event, the remaining portion is available for additional events. This $20 million second layer coverage applies in total for all events occurring during the reinsurance period. This $20 million second layer provides $1 million in excess of $2 million and $19 million in excess of $72 for the second event. For the second event of the season, the earlier described $69 million in excess of $2 million is available since Maison has purchased a prepaid reinstatement premium protection for this coverage. The maximum Maison can pay from June 1, 2014 to May 31, 2015 is $5 million in retention for any number of events as long as the total losses from all events do not exceed the reinsurance limits of all protection layers including the reinstatement of first protection layer, and no single event generates losses greater than $92 million.

Investments

We have tailored our investment policy to minimize risk in the current financial market. Although applicable laws and regulations permit investments (within specified limits and subject to certain qualifications) in federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages, as of December 31, 2014, we only invested in high quality fixed income instruments rated “BBB” or higher by Standard & Poor’s Rating Services.

1347 PROPERTY INSURANCE HOLDINGS, INC.

The cash balances of our subsidiaries may be invested in other types of securities subject to domiciliary state regulations, but those investments are subject to pre-approval by our investment committee and the performance of such investments must be reported to our board of directors quarterly. Our investment policy is approved by our investment committee and is reviewed on a regular basis in order to ensure that our investment policy evolves in response to changes in the financial market. Our investment policy is designed to maximize investment income within specified guidelines, with a strong emphasis on protection of principal.

Technology

Our business depends upon the use, development and implementation of integrated technology systems. These systems enable us to provide a high level of service to agents and policyholders by: processing business in a timely and efficient manner; communicating and sharing data with agents; providing a variety of methods for the payment of premiums and; allowing for the accumulation and analysis of information for the management of our insurance subsidiary. We believe the availability and use of these technology systems has resulted in improved service to agents and customers and increased efficiencies in processing the business of Maison and resulted in lower operating costs.

Business Strategy

Our primary goal is to continue to expand our property and casualty writings through:

●	Increasing our number of voluntary policies. In recent years, large national insurance companies have significantly reduced their writing of homeowners’ policies in Louisiana. We believe this trend presents an opportunity to acquire a number of homeowners’ policies from these national insurers. We continue to focus on expanding our relationship with our network of agents in an effort to secure new voluntary business.

●	Strategic acquisitions. We intend to explore growth opportunities through strategic acquisitions in coastal states, including Louisiana, Florida, Texas and Hawaii. On January 2, 2015 we completed the acquisition of ClaimCor, LLC (“ClaimCor”), a Florida based company which provides claims and underwriting technical solutions to both commercial and personal lines insurance carriers throughout the Southern United States. We also plan to pursue complementary books of business provided they meet our underwriting criteria. We will evaluate each opportunity based on expected economic contribution to our results and support of our market expansion initiatives.

●	Attracting and retaining high-quality agents. We intend to focus our marketing efforts on maintaining and improving our relationships with highly productive independent agents, as well as on attracting new high quality agents in areas with a substantial potential for growth.

●	Reducing our ratio of expenses to net premiums earned and using technology to increase our operating efficiency. We are committed to improving our profitability by reducing expenses through enhanced technologies and by increasing the number of policies we write through the strategic deployment of our capital. We currently outsource our policy administration and claims handling functions to third parties, which we believe results in increased service and lower expense and loss ratios.

Competition

We operate in a highly competitive market and face competition from national and regional insurance companies, many of whom are larger and have greater financial and other resources and offer more diversified insurance coverage. Our competitors include companies which market their products through independent agents, as well as companies with captive agents. Large national companies may have certain competitive advantages over regional companies, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs.

We may also face competition from new entrants in our niche markets. In some cases, these companies may price their products below ours due to their interest in quickly growing their business in Louisiana. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price. We also compete on the basis of underwriting criteria, our distribution network and superior policy, underwriting and claims service to our agents and insureds.

National and regional companies which compete with us in the homeowners’ market include Lighthouse Property Insurance Corporation, ASI Lloyds, Louisiana Farm Bureau Insurance, Centauri Specialty Insurance Company, Allstate Insurance Company, Family Security Insurance Company, Federated National Insurance Company, and State Farm Insurance Company. We also compete with other Louisiana domestic property and casualty companies such as Americas Insurance Company, Imperial F&C Insurance Company, Gulfstream Property and Casualty Insurance Company, and Access Home Insurance Company.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Regulation

We are subject to the laws and regulations in Louisiana, and will be subject to the regulations of any other states in which we may seek to conduct business in the future. In Louisiana, it is the duty of the LDI to administer the provisions of the Louisiana Insurance Code. The purpose of the Louisiana Insurance Code is to regulate the insurance industry in all of its phases, including, but not limited to the following: licensing of insurers and producers, regulation of investments and solvency, review and approval of forms and rates, and market conduct. The LDI also conducts periodic examinations of the financial condition and market conduct of Maison and requires us to file financial and other reports on a quarterly and annual basis.

Regulation of the Payment of Dividends

Dividends paid by Maison are restricted by the Louisiana Insurance Code. Dividends can only be paid if Maison’s paid-in capital and surplus exceed the minimum required by the Louisiana Insurance Code by one hundred percent or more, or as otherwise provided. Any dividend or distribution that when aggregated with any other dividends or distributions made within the preceding twelve months which exceeds the lesser of (a) ten percent of the insurer’s surplus as regards policyholders as of the thirty-first day of December next preceding; or (b) the net income of the insurer, not including realized capital gains, for the twelve month period ending the thirty-first day of December next preceding; is considered to be extra-ordinary and shall not be paid until thirty days after the LDI has received notice of the declaration thereof and has not within that period disapproved the payment, or until the LDI has approved the payment within the thirty-day period. In determining whether a dividend or distribution is extra-ordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out in dividends.

Regulation of Rates and Rules

Maison is subject to Louisiana’s laws and regulations regarding approval of rates and rules. The LDI has the exclusive authority to approve insurance rates or rate changes for all lines of property and casualty insurance. In a competitive market, rates shall not be inadequate or unfairly discriminatory. Maison’s ability to change rates and the relative timing of the rate making process are dependent upon Louisiana’s statutory and regulatory requirements.

Requirements for Exiting Geographic Markets and/or Canceling or Non-renewing Policies

Maison is subject to laws and regulations which may restrict Maison’s timing or ability to either discontinue or substantially reduce its writings in Louisiana. These laws and regulations limit the reasons for cancellation or non-renewal, typically require prior notice, and in some instances prior approval from the LDI. Additionally, no insurer may cancel or fail to renew a homeowner’s policy of insurance or increase the policy deductible that has been in effect and renewed for more than three years unless the change is based upon non-payment of premium, fraud of the insured, a material change in the risk being insured, two or more claims within a period of three years, or if continuance of such policy endangers the solvency of the insurer.

Risk of Assessment by Louisiana Insurance Guaranty Association and/or the Louisiana Citizens Property Insurance Association Operate Residual Market Plans

Maison is a member of the Louisiana Insurance Guaranty Association as a condition of its authority to transact insurance in Louisiana and is subject to assessment as set forth in the Louisiana Insurance Code.

Maison is also required to participate, as a condition of its authority to transact insurance in Louisiana, in the residual insurance market programs operated by Louisiana Citizens Property Insurance Corporation and designated as the Coastal Plan and the Fair Plan. Maison is subject to assessment as set forth in the Louisiana Insurance Code for its participation in the Coastal Plan and its participation in the Fair Plan.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Insurance Regulatory Information System

The National Association of Insurance Commissioners (“NAIC”) developed the Insurance Regulatory Information System (“IRIS”) to help state regulators identify companies that may require special attention. Using IRIS, financial examiners develop key financial ratios in order to assess the financial condition of insurance companies such as Maison. Each ratio has an established “usual range” of results. A ratio which falls outside the usual range however, is not considered a failing result, but instead may be viewed as part of the regulatory early monitoring system. In some cases, it may not be unusual for financially sound companies to have several ratios with results outside of the usual range. Generally, an insurance company will become subject to additional regulatory scrutiny if it falls outside of the usual ranges of four or more of the ratios.

For both the years ended December 31, 2014 and 2013, Maison had nine of the thirteen IRIS ratio results within the usual range. For the year ended December 31, 2014 the four ratios with results outside of the usual range were due to the following:

●	the fact that the change in net premiums written as compared to the prior year was 93%. This falls above the upper range of 33%, due to growth for a new company.

●	Maison’s yield on investments was 0.1%, which is below the lower end of the usual range (3%) due to the general low investment yields currently realized on fixed income securities.

●	Maison experienced an 84% increase in surplus, which is higher than the upper end of the usual range (50%), due to the fact that Maison received a contribution of capital from its parent in 2014, along with the increase in surplus which resulted from the net income Maison earned in 2014.

●	Maison’s adjusted change in surplus was 43%, which is higher than the upper end of the usual range (25%), also due the capital contribution from Maison’s parent discussed above.

Management does not anticipate regulatory action as a result of these IRIS ratio results.

Risk Based Capital Requirements

The LDI employs risk-based capital (“RBC”) reports to monitor Maison’s financial condition. The RBC is determined in accordance with a formula adopted by the NAIC which takes into consideration the covariance between asset risk, credit risk, underwriting risk, and other business risks. The RBC report is used to determine if Maison falls into the no action level or one of the four action levels set forth in the Louisiana Insurance Code.

As of December 31, 2014, Maison’s authorized control level RBC was $3.5 million, and its reported surplus was $14.2 million; as a result, our surplus was considered to be in the “no action” level by the LDI.

State Deposits

States routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 2014, Maison held investment securities with a fair value of approximately $0.1 million as a deposit with the LDI.

Employees

As of December 31, 2014 we had fourteen employees, nine of whom work at our offices in Tampa, Florida, and five of whom work at our offices in Baton Rouge, Louisiana. From time to time, we employ and supplement our staff with temporary employees and consultants. We are not a party to any collective bargaining agreement and believe that our relations with employees are satisfactory. Each of our employees has entered into confidentiality agreements with us.

Website

Our corporate website is www.1347pih.com.

1347 PROPERTY INSURANCE HOLDINGS, INC.

ITEM 1A.   RISK FACTORS

Risks Relating to our Company

We have a limited operating history and it is difficult to predict our future growth and operating results.

Our business began in February 2012 as a subsidiary of KAI when we began conducting market due diligence, establishing the infrastructure and seeking to obtain the necessary regulatory approvals to be able to assume and write homeowners’ insurance policies focusing on catastrophes in the gulf states of the United States. We assumed our first insurance policies from Citizens in December 2012. Due to our limited operating history, our ability to execute our business strategy is uncertain and our operations and prospects are subject to all risks inherent in a developing business enterprise. Our limited operating history also makes it difficult to evaluate our long-term commercial viability. More specifically, our ability to execute our business strategy must be evaluated in light of the problems, expenses and difficulties frequently encountered by new businesses in general as well as by property and casualty insurance companies doing business only in one state and offering primarily homeowners’ insurance policies in particular.

We may not have future opportunities to participate in Citizens take-out programs.

We were able to obtain policies from the annual Citizens take-out process in 2012-2014, from which we have approximately 7,600 policies in-force representing approximately 35% of our total policies in-force as of December 31, 2014. While the company plans on continued annual participation in this Citizens take-out program the marketplace environment may change in future years and we may not be able to obtain the quantity or quality of policies currently obtained. Additionally, competitors could change their risk profile characteristics, and write these risks directly, which would cause us to lose these policies. The loss of these policies could impact our ability to absorb fixed expenses with lower volumes in the future.

A substantial portion of our in-force policies acquired through the Citizens take-out program cover losses arising only from wind and hail, which creates large concentration of our business in wind and hail only coverage and limits our ability to implement our restrictive underwriting guidelines.

While Citizens writes full peril protection policies in addition to wind and hail only policies, the majority of policies that we have obtained through the Citizens take-out program cover losses arising only from wind and hail and these policyholders prior to our take-out were not able to obtain such coverage from the marketplace other than through Citizens. Approximately 34% of our total number of policies in-force as of December 31, 2014 are for wind and hail only coverage that other insurance companies have declined to insure, which may expose us to greater risk from catastrophic events. Our voluntary independent agency program includes various restrictive underwriting strategies. We are unable to implement these restrictive underwriting strategies to the wind and hail only policies that are taken-out from Citizens. Upon renewal of these policies, however, we analyze replacement cost scenarios to ensure appropriate amount of coverage is in effect. Our results may be negatively impacted by these limitations.

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

Our strategy to expand into other states may not succeed

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

The property and casualty insurance industry is highly competitive. We compete not only with other stock companies but also with mutual companies, underwriting organizations and alternative risk sharing mechanisms. Many of our competitors have substantially greater resources and name recognition than us. While our principal competitors cannot be easily classified, Maison considers its primary competing insurers to be: ASI Lloyds, Lighthouse Property Insurance Corporation, Louisiana Farm Bureau Insurance, Imperial F&C Insurance Company, Americas Insurance Company, Access Home Insurance Company, Family Security Insurance Company, Gulfstream Property and Casualty Insurance Company, Federated National Insurance Company, and Centauri Specialty Insurance Company. Our principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large national firms, smaller regional companies or companies that write insurance only in Louisiana. We compete for business not only on the basis of price, but also on the basis of financial strength, availability of coverage desired by customers, underwriting criteria and quality of service to our agents and insureds. We may have difficulty in continuing to compete successfully on any of these bases in the future.

In addition, industry developments could further increase competition in our industry, including:

●	an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better pricing and/or terms;

●	the creation or expansion of programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative market types of coverage;

●	changing practices caused by the Internet, which has led to greater competition in the insurance business;

●	changes to Louisiana’s regulatory climate, and;

●	the passage of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to our insurance subsidiary.

These developments and others could make the property and casualty insurance marketplace more competitive. If competition limits our ability to write new business at adequate rates, our future results of operations would be adversely affected.

1347 PROPERTY INSURANCE HOLDINGS, INC.

If our actual losses from insureds exceed our loss reserves, our financial results would be adversely affected.

We record liabilities, which are referred to as reserves, for specific claims incurred and reported as well as reserves for claims incurred but not reported. The estimates of losses for reported claims are established on a case-by-case basis. Such estimates are based on our particular experience with the type of risk involved and our knowledge of the circumstances surrounding each individual claim. Reserves for reported claims encapsulate our total estimate of the cost to settle the claims, including investigation and defense of the claim, and may be adjusted for differences between costs as originally estimated and the costs as re-estimated or incurred. Reserves for incurred but not reported claims are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. We use a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data, and prevailing economic, social and legal factors. While management believes that amounts included in the consolidated financial statements for loss and loss adjustment expense reserves are adequate, there can be no assurance that future changes in loss development, favorable or unfavorable, will not occur. Due to these uncertainties, the ultimate losses may vary materially from current loss reserves which could have a material adverse effect on our future financial condition, results of operations and cash flows.

As of December 31, 2014, our direct loss and loss adjustment expense reserves of $1.2 million were comprised of incurred but not reported reserves of $0.45 million and known case reserves of $0.75 million.

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

We have outsourced our claim adjusting function to third party adjusters and therefore rely on these third party adjusters to accurately evaluate claims that are made under our policies. Many factors affect our ability to pay claims accurately, including the training and experience of their claims representatives, the culture of their respective claims organizations, the effectiveness of their management and their ability to develop or select and implement appropriate procedures and systems to support their claims functions. MMI functions as our claims administrator and authorizes payment based on recommendations from third party adjusters; any failure on the part of the third party adjusters to recommend payment on claims fairly could lead to material litigation, undermine our reputation in the marketplace, impair our image and adversely affect our financial results.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our company’s capital and surplus, premiums and loss reserves in money market funds and other investment vehicles.

A portion of our expected income is likely to be generated by the investment of our cash reserves in money market funds, bonds, and other investment vehicles. The amount of income generated in this manner is a function of our investment policy, available investment opportunities, and the amount of invested assets. If we experience larger than expected losses, our invested assets may need to be liquidated in order to meet the operating cash needs for paying current claims, which may result in lower investment income. We periodically review our investment policy in light of our then-current circumstances and available investment opportunities. Fluctuating interest rates and other economic factors make it impossible to accurately estimate the amount of investment income that will actually be realized. We may realize losses on our investments, which may have a material adverse impact on our results of operations and/or financial condition.

We may experience financial exposure from climate change.

Our financial exposure from climate change is most notably associated with losses in connection with increasing occurrences of hurricanes striking Louisiana. We attempt to mitigate the risk of financial exposure from climate change through restrictive underwriting criteria, sensitivity to geographic concentrations and reinsurance. Restrictive underwriting criteria can include, but are not limited to, higher premiums and deductibles and excluded policy risks, such as fences and screened-in enclosures. Our maximum reinsurance coverage amount is determined by subjecting our homeowner exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the frequency of a storm occurring once in every 100 years. 100 years is used as a measure of the relative size of a storm as compared to a storm expected to occur once every 250 years, which would be larger, or conversely, a storm expected to occur once every 50 years, which would be smaller. We assess the appropriateness of the level of reinsurance we purchase by giving consideration to our own risk appetite, the opinions of independent rating agencies and the LDI requirements. Our amount of losses retained (referred to as our deductible) in connection with a catastrophic event is determined by market capacity, pricing conditions and surplus preservation.

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

We are not rated by A.M. Best, although we currently have a Financial Stability Rating (FSR) of ‘A’ Exceptional from Demotech, Inc. We have never been reviewed by A.M. Best and do not intend to seek a rating from A.M. Best. Unlike Demotech, A.M. Best tends to penalize companies that are highly leveraged, i.e. that utilize reinsurance to support premium writings. We do not plan to give up revenues or efficiency of size as a means to qualify for an acceptable A.M. Best rating. While our Demotech rating has proved satisfactory to date in attracting an acceptable amount of business from independent agents, some independent agents are reluctant to do business with a company that is not rated by A.M. Best. As a result, not having an A.M. Best rating may prevent us from expanding our business into certain independent agencies or limit our access to credit from certain financial institutions, which may in turn limit our ability to compete with large, national insurance companies and certain regional insurance companies.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

We use, and we expect to continue to use, reinsurance to help manage our exposure to catastrophic losses due to various events, including hurricanes, windstorms, hailstorms, explosions, power outages, fires and man-made events. The availability and cost of reinsurance are each subject to prevailing market conditions beyond our control which can affect business volume and profitability. We may be unable to maintain our current reinsurance coverage, to obtain additional reinsurance coverage in the event our current reinsurance coverage is exhausted by a catastrophic event, or to obtain other reinsurance coverage in adequate amounts or at acceptable rates. Similar risks exist whether we are seeking to replace coverage terminated during the applicable coverage period or to renew or replace coverage upon its expiration. We can provide no assurance that we can obtain sufficient reinsurance to cover losses resulting from one or more storms in the future, or that we can obtain such reinsurance in a timely or cost-effective manner. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to accept an increase in net risk exposures, we would have to reduce the amount of risk we underwrite. Either increasing our net exposure to risk or reducing the amount of risk we underwrite may cause a material adverse effect on our results of operations and our financial condition.

We face a risk of non-collectability of reinsurance, which may have a material adverse effect on our business, results of operations and/or financial condition.

Although reinsurers are liable to us to the extent of the reinsurance coverage we purchase, we remain primarily liable as the direct insurer on all risks that we reinsure. Therefore, our reinsurance agreements do not eliminate our obligation to pay claims. As a result, we are subject to risk with respect to our ability to recover amounts due from reinsurers. The risk could arise in two situations: (a) our reinsurers may dispute some of our reinsurance claims based on contract terms, and we may ultimately receive partial or no payment, or (b) the amount of losses that reinsurers incur related to worldwide catastrophes may materially harm the financial condition of our reinsurers and cause them to default on their obligations. While we will attempt to manage these risks through underwriting guidelines, collateral requirements, financial strength ratings, credit reviews and other oversight mechanisms, our efforts may not be successful. Further, while we may require collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions, balances generally are not collateralized because it has not always been standard business practice to require security for balances due. As a result, our exposure to credit risk may have a material adverse effect on our results of operations, financial condition and cash flow.

We use actuarially driven catastrophe models to provide us with risk management guidelines.

As is common practice within the insurance industry, we run our exposures in an actuarially driven model that uses past storm data to predict future loss of certain events reoccurring based upon the location and other data of our insured properties. These models, which are provided by independent third parties, can produce wide ranging results within Louisiana. While we use these models along with the advice of our reinsurance intermediary to select the amount and type of reinsurance to mitigate the loss of capital from catastrophic wind events, these models are not verified, and there are risks that the amount of reinsurance purchased will be insufficient to cover the ultimate catastrophic wind event and that the probability of a catastrophic event occurring may be larger.

1347 PROPERTY INSURANCE HOLDINGS, INC.

The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.

We utilize a number of strategies to mitigate our risk exposure including:

●	utilizing restrictive underwriting criteria;

●	carefully evaluating and monitoring the terms and conditions of our policies;

●	focusing on our risk aggregations by geographic zones and;

●	ceding insurance risk to reinsurance companies.

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

In the event that Maison fails to maintain an “A” rating given by a rating agency acceptable to both our insurance agents and our insureds’ home lenders, it will be unable to continue to write much of its current and future insurance policies. Principally, among several factors, Maison must maintain certain minimum capital and surplus. The loss of such an acceptable rating may lead to a significant decline in our premium volume and adversely affect the results of our operations. Demotech, Inc. affirmed our Financial Stability Rating of “A” on November 18, 2014. This “Exceptional” rating continues as long as we maintain a minimum amount of capital and surplus of $7.5 million, and continue to satisfy additional requirements, including improving underwriting results and reporting other financial measures, submitting quarterly statutory financial statements within 45 days and annual statutory financial statements within 60 days of the period end.

If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. We currently qualify as an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”), and are exempt from the auditors’ attestation requirement and will continue to be exempt until such time as we no longer qualify as an emerging growth company. Regardless of our qualification status, we will still need to implement substantial control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements of The Nasdaq Capital Market, or NASDAQ, among other items. Establishing these internal controls will be costly and may divert management’s attention.

Evaluation by us of our internal controls over financial reporting may identify material weaknesses that may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or violations of NASDAQ listing rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This may have a material adverse effect on our business, financial condition and results of operations and could also lead to a decline in the price of our common stock.

1347 PROPERTY INSURANCE HOLDINGS, INC.

While we currently qualify as an “emerging growth company” under the JOBS Act, we cannot be certain if we take advantage of the reduced disclosure requirements applicable to emerging growth companies that we will not make our common stock less attractive to investors. Once we lose emerging growth company status, the costs and demands placed upon our management are expected to increase.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. As long as we qualify as an emerging growth company, we would be permitted, and we intend to, omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above. We also intend to take advantage of the exemption provided under the JOBS Act from the requirements to submit say on pay, say on frequency, and say on golden parachute votes to our stockholders and we will avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of these benefits until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) December 31, 2019 (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

Until such time that we lose “emerging growth company” status, it is unclear if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements.

Our information technology systems may fail or suffer a loss of security which may have a material adverse effect on our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform actuarial and other modeling functions necessary for our underwriting business, as well as to handle our policy administration processes (such as the printing and mailing of our policies, endorsements, and renewal notices, etc.). The failure of these systems could interrupt our operations. This could result in a material adverse effect on our business results.

The development and expansion of our business is dependent upon the successful development and implementation of advanced computer and data processing systems. The failure of these systems to function as planned could slow our growth and adversely affect our future business volume and results of operations.

We believe that our independent agents will play a key role in our efforts to increase the number of voluntary policies written by our insurance subsidiary. We utilize various policy administration, rating, and issuance systems. Internet disruptions or system failures of our current policy administration, policy rating and policy issuance system could affect our future business volume and results of operations. In addition, a security breach of our computer systems could damage our reputation or result in liability. We retain confidential information regarding our business dealings and our customers in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. It is critical that these facilities and infrastructure remain secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or other disruptive problems. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate customer’s personal data or other confidential information.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Any failure on the part of our third-party policy administration processor could lead to material litigation, undermine our reputation in the marketplace, impair our image and negatively affect our financial results.

We outsource our policy administration process to an unaffiliated, independent third party service provider. Any failure on the part of such third party to properly handle our policy administration process could lead to material litigation, undermine our reputation in the marketplace, impair our image and negatively affect our financial results.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and NASDAQ rules, including those promulgated in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to continually commit significant resources, hire additional staff and provide additional management oversight. In addition, sustaining our growth will require us to commit additional management, operational and financial resources to identify new professionals to join our organization and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We expect to incur significant additional annual expenses related to these steps associated with, among other things, director fees, reporting requirements, transfer agent fees, additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses. We also expect that the new rules and regulations to which we will be subject as a result of being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage for such directors and officers. Any of these factors could make it more difficult for us to attract and retain qualified members of our board of directors. Finally, we expect to incur additional costs once we lose “emerging growth company status.”

We have a limited operating history as a publicly-traded company, and our inexperience may have a material adverse effect on us and our stockholders.

We have a limited operating history as a publicly-traded company. Our board of directors and senior management team has overall responsibility for our management and not all of our directors and members of our senior management team have prior experience in operating a public company. As a publicly-traded company, we are required to develop and implement substantial control systems, policies and procedures in order to satisfy our periodic SEC reporting and NASDAQ obligations. We cannot assure you that management’s past experience will be sufficient to successfully develop and implement these systems, policies and procedures and to operate our company. Failure to do so could jeopardize our status as a public company, and the loss of such status may have a material adverse effect on us and our stockholders.

We may require additional capital in the future which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements or to cover losses, we may need to raise additional funds through financings or curtail our projected growth. Many factors will affect our capital needs as well as their amount and timing, including our growth and profitability, the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other developments. If we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing stockholders. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Our acquisition strategy may not succeed.

Our strategy for growth includes acquisition transactions. This strategy could divert management’s attention, or, if implemented, create difficulties including the integration of operations and the retention of employees, and the contingent and latent risks associated with our transaction partner. The risks associated with the acquisition of a smaller insurance company include:

●	inadequacy of reserves for losses and loss expenses;

●	quality of their data and underwriting processes;

●	the need to supplement management with additional experienced personnel;

●	conditions imposed by regulatory agencies that make the realization of cost-savings through integration of operations more difficult;

●	the requirement for regulatory approval for certain acquisitions;

●	a need for additional capital that was not anticipated at the time of the acquisition; and

●	the use of a substantial amount of our management’s time.

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

Frequent technological changes, new products and services and evolving industry standards all influence the insurance business. The Internet, for example, is increasingly used to transmit benefits and related information to clients and to facilitate business-to-business information exchange and transactions. We believe that the development and implementation of new technologies will require additional investment of our capital resources in the future. We have not determined, however, the amount of resources and the time that this development and implementation may require, which may result in short-term, unexpected interruptions to our business, or may result in a competitive disadvantage in price and/or efficiency, as we endeavor to develop or implement new technologies.

Our success depends on our ability to accurately price the risks we underwrite.

The results of our operations and the financial condition of our insurance subsidiary depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data, develop, test and apply appropriate rating formulas, closely monitor and timely recognize changes in trends and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and thereby price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

●	the availability of sufficient reliable data and our ability to properly analyze such data;

●	uncertainties that inherently characterize estimates and assumptions;

●	our selection and application of appropriate rating and pricing techniques;

●	changes in legal standards, claim settlement practices and restoration costs; and

●	legislatively imposed consumer initiatives.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

All states regulate insurance holding company systems. State statutes and administrative rules generally require each insurance company in the holding company group to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the group. As part of its registration, each insurance company must identify material agreements, relationships and transactions with affiliates, including without limitation loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends, and consolidated tax allocation agreements. Insurance holding company regulations generally provide that transactions between an insurance company and its affiliates must be fair and equitable, allocated between the parties in accordance with customary accounting practices, and fully disclosed in the records of the respective parties. Many types of transactions between an insurance company and its affiliates, such as transfers of assets among such affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the system, may be subject to prior notice to, or prior approval by, state regulatory authorities. If we are unable to provide the required materials or obtain the requisite prior approval for a specific transaction, we may be precluded from taking the actions, which could adversely affect our financial condition and results of operations.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Our insurance subsidiary is subject to extensive regulation which may reduce our profitability or inhibit our growth. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may have a material adverse effect on our financial condition and results of operations.

The insurance industry is highly regulated and supervised. Maison Insurance Company, our insurance subsidiary, is subject to the supervision and regulation of the state in which it is domiciled (Louisiana) and the state(s) in which it does business (currently only Louisiana). Such supervision and regulation is primarily designed to protect policyholders rather than shareholders. These regulations are generally administered by a department of insurance in each state and relate to, among other things:

●	the content and timing of required notices and other policyholder information;

●	the amount of premiums the insurer may write in relation to its surplus;

●	the amount and nature of reinsurance a company is required to purchase;

●	approval of insurance company acquisitions;

●	participation in guaranty funds and other statutorily-created markets or organizations;

●	business operations and claims practices;

●	approval of policy forms and premium rates;

●	standards of solvency, including risk-based capital measurements;

●	licensing of insurers and their products;

●	licensing of agents and managing general agents;

●	restrictions on the nature, quality and concentration of investments;

●	restrictions on the ability of our insurance company subsidiary to pay dividends to us;

●	restrictions on transactions between insurance company subsidiaries and their affiliates;

●	restrictions on the size of risks insurable under a single policy;

●	requiring deposits for the benefit of policyholders;

●	requiring certain methods of accounting;

●	periodic examinations of our operations and finances;

●	prescribing the form and content of records of financial condition required to be filed; and

●	requiring reserves as required by statutory accounting rules.

The LDI and regulators in other jurisdictions where our insurance subsidiary may become licensed conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. These regulatory authorities also conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators. In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our business or otherwise penalize us. Any such outcome may have a material adverse effect on our ability to operate our business.

Finally, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities may have a material adverse effect on our ability to operate our business.

Maison Insurance is subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Maison is subject to risk-based capital standards and other minimum capital and surplus requirements imposed under the laws of Louisiana (or other states where we may eventually conduct business). The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require Maison to report its results of risk-based capital calculations to state departments of insurance and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is the number determined by applying the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.

In addition, Maison is required to maintain certain minimum capital and surplus and to limit its written premiums to specified multiples of its capital and surplus. Maison Insurance could exceed these ratios if its volume increases faster than anticipated or if its surplus declines due to catastrophic and/or non-catastrophic losses, excessive underwriting and/or operational expenses.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Should our retention rate be less than anticipated, future results will be negatively impacted

We make assumptions about the rate at which our existing policies will renew for the purpose of projecting direct premiums written and the amount of reinsurance we feel adequate based upon the projected amount of future exposure. If the actual exposure renewed is less than anticipated, our direct premiums written would be adversely impacted. Furthermore, we may purchase more reinsurance than may be appropriate given the actual amount of coverage in force.

Our status as an insurance holding company could adversely affect our ability to meet our obligations.

As an insurance holding company, we are dependent on dividends and other permitted payments from Maison to serve as operating capital. The ability of Maison to pay dividends to us is subject to certain restrictions imposed under Louisiana insurance law, which is the state of domicile for Maison, as well as pursuant to a consent agreement entered into with the Louisiana Department of Insurance as a condition of licensure.

We may be unable to attract and retain qualified employees.

We depend on our ability to attract and retain experienced underwriting talent and other skilled employees who are knowledgeable about our business. If the quality of our underwriters and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations, which could adversely affect our results. Because we have relatively few employees, the loss of, or failure to attract, key personnel could also significantly impede the financial plans, growth, marketing and other objectives of Maison. Our success depends to a substantial extent on the ability and experience of our senior management. We believe that our future success will depend in large part on our ability to attract and retain additional skilled and qualified personnel and to expand, train and manage our employees. We may not be successful in doing so, because the competition for experienced personnel in the insurance industry is intense. Many of the companies with which we compete for experienced personnel have greater resources than we have. We cannot be certain of our ability to identify, hire and retain adequately qualified personnel. We do not have employment agreements with our employees. Failure to identify, hire and retain necessary key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our tax-loss carryforwards are subject to restrictions.

As of December 31, 2014 we had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $845,000 which will be available to offset future taxable income. As a result of certain changes in ownership and pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, utilization of NOLs may be limited after an ownership change, as defined in Section 382. Due to various changes in our ownership, a significant portion of these carry-forwards may be subject to significant restrictions with respect to our ability to use those amounts to offset future taxable income. Use of our NOLs may be further limited as a result of future equity transactions.

1347 PROPERTY INSURANCE HOLDINGS, INC.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our executive offices are located at 1511 N. Westshore Blvd, Suite 870, Tampa, Florida, 33607. We lease approximately 4,900 square feet of office space at this address with a lease term through October 2019. Rent is payable in monthly installments of approximately $10,000, which escalates by three percent on each annual anniversary date beginning August 1, 2015. The lease contains an option to renew for an additional three year term subject to certain conditions.

We also lease approximately 3,600 square feet of office space located at 9100 Bluebonnet Centre Blvd, Suite 501, Baton Rouge, Louisiana, 70809 which serves as the principal office space for our insurance subsidiary, Maison. The lease term runs through December 2017 and contains an option to renew for an additional five year term subject to certain conditions. Rent is payable in monthly installments of approximately $5,000 and will increase nominally in February 2016.

In the opinion of the Company’s management, our properties are suitable for our current business and are adequately maintained.

ITEM 3.   LEGAL PROCEEDINGS

As of December 31, 2014, there were various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock

Our common stock began trading on the NASDAQ Capital Market on April 1, 2014 under the symbol PIH. The following table sets forth the range of high and low bid quotations for our common stock for each of the quarterly periods indicated. Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2014	$—	$—
June 30, 2014	10.19	7.57
September 30, 2014	9.10	7.66
December 31, 2014	8.23	7.07

Number of Common Shareholders

As of December 31, 2014, we had 6,358,125 common shares outstanding, which were held by approximately 40 shareholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. We currently anticipate that all future earnings will be retained for use in our business. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements, and other factors.

Repurchase of Equity Securities

On December 1, 2014 our Board of Directors approved a share repurchase program for up to 500,000 shares of our common stock. The Company has not yet repurchased any shares of its common stock under this program as of March 26, 2015, however we anticipate repurchases to be made periodically at our discretion through the twelve months ending December 31, 2015. Our decisions around the timing, volume, and nature of the share repurchases will be dependent upon market conditions, applicable securities laws, as well as other factors.

Equity Compensation Plan Information

Securities authorized for issuance under our 2014 Equity Compensation Plan are as follows as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	177,456	$8.06	177,456
Equity compensation plans not approved by security holders	—	—	—
Total	177,456	$8.06	177,456

In addition to those shares authorized for issuance under the Company’s 2014 Equity Incentive Plan, on February 28, 2014, the Company entered into a stock option with its President and CEO, Mr. Doug Raucy, to purchase up to 33,033 shares of the Company's common stock ("Option Shares"). Concurrent with the exercise of the option, the Company will grant matching shares of restricted common stock of the Company to Mr. Raucy as a one-for-one match against the Option Shares purchased ("Ma tched Shares"). The Matched Shares will vest 100% on the fourth anniversary of the date in which the Matched Shares are issued, subject to Mr. Raucy's continued employment with the Company. Through a series of amendments, the Company extended the expiration date of the stock option to June 15, 2015, provided that Mr. Raucy is employed by the Company on the date of exercise.

Recent Sales of Unregistered Securities

On March 31, 2014 the Company issued 312,500 shares of its common stock as well as warrants to purchase an additional 312,500 shares of its common stock to Fund Management Group LLC (“FMG”), as a result of the conversion of preferred shares sold to FMG on January 23, 2014. The warrants have an exercise price of $9.60 per share, expire on March 31, 2019, and vested immediately upon issuance. The warrants may be redeemable by the Company at a price of $0.01 per warrant during any period in which the closing price of the Company’s common shares is at or above $14.00 per share for 20 consecutive trading days. The warrant holder is entitled to a 30-day notice prior to the date of such redemption.

The common stock issued to FMG has piggyback registration rights for future registrations of the Company’s common stock under the Securities Act (other than certain excluded registrations) and, upon the two-year anniversary of the IPO, FMG will also have a one-time demand registration right for such common stock, subject to certain restrictions.

On February 24, 2015, the Company issued 120,000 shares of the Company’s Series B Preferred Stock (the “Preferred Shares”) as well as a warrant (the “Warrant”) to purchase up to 1,500,000 shares of the Company’s common stock at an exercise price of $15.00 per share. Both the Preferred Shares and the Warrant were issued to 1347 Advisors, LLC (“Advisors”), in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

1347 PROPERTY INSURANCE HOLDINGS, INC.

The Preferred Shares have a liquidation amount equal to $25.00 per share and will pay annual cumulative dividends at a rate of 8% per year. On the third, fourth and fifth anniversaries of the issuance date of the Preferred Shares (each, a “Reference Date”), if any dividends that accrued during the 12-month period ending upon such Reference Date are unpaid, such dividends shall accumulate and compound at a rate of 13% per year until all of such dividends are paid in full. During any time that any dividends are unpaid and compounding at the rate of 13% per year after the third anniversary of the issuance date, no dividends or other distributions or repurchases or redemptions on the Company’s common stock (subject to limited exceptions) shall be declared or paid by the Board of Directors of the Company. Unless redeemed earlier, the Preferred Shares will be redeemed by the Company on February 24, 2020 (the “Redemption Date”). To the extent that any Preferred Shares have not been redeemed on the Redemption Date, the liquidation value of such Preferred Shares plus any accrued and unpaid dividends thereon shall accumulate and compound at a rate of 13% per year until paid in full. The Preferred Shares are non-voting, except as provided by applicable law.

The Warrant is immediately exercisable upon its issuance. Under the terms of the Warrant, the Company will not issue any shares of common stock issuable upon exercise of the Warrant (the “Warrant Shares”) to the extent that after giving effect to such issuance of Warrant Shares any holder of the Warrant, together with its affiliates, beneficially own or control the right to vote in excess of 19.9% of the Company’s total shares of common stock outstanding after giving effect to such issuance, unless and until the Company obtains stockholder approval permitting such issuance in accordance with the applicable rules of the Nasdaq Stock Market (“Stockholder Approval”).

If Stockholder Approval is not obtained at the next annual meeting of stockholders of the Company, the Company shall cause the Registration Rights Agreement, dated February 28, 2014, by and between Kingsway America Inc. and the Company (the “Registration Rights Agreement”) to be amended to provide that (i) the holder of the Warrant is granted a demand registration right thereunder with respect to the resale by the holder of the Warrants, which demand registration may, at the option of holder, be for the Company to file a shelf registration statement that permits the resale of the Warrants from time to time thereunder, (ii) the Company is required to include the Warrants in any shelf registration statement that the Company files after the date of such amendment and (iii) if the holder of Warrants exercises its demand registration right under such amended Registration Rights Agreement with respect to the Warrants, the Holder shall pay all expenses (including the Company’s expenses) relating to the registration of such Warrants.

ITEM 6.   SELECTED FINANCIAL DATA

Not Applicable.

1347 PROPERTY INSURANCE HOLDINGS, INC.

($ amounts in thousands, except policy in-force, share, and per share data)

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included elsewhere in this annual report on Form 10-K. You should review the “Risk Factors” section of this annual report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Some of the information contained in this discussion and analysis and set forth elsewhere in this annual report on Form 10-K includes forward-looking statements that involve risks and uncertainties.

Overview

1347 Property Insurance Holdings, Inc. (“Company”, “PIH”, “we”, “us”) was incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc. and operated as a wholly owned subsidiary of Kingsway America, Inc. (“KAI”). KAI is a wholly owned subsidiary of Kingsway Financial Services, Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On November 19, 2013, the Company changed its legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc. PIH is a holding company and is engaged, through its subsidiaries, in the property and casualty insurance business through its subsidiary Maison Insurance Company (“Maison”).

On March 31, 2014, the Company completed its IPO of 2,170,625 shares of its common stock at a price to the public of $8.00 per share, for total gross proceeds of $17,365. Net proceeds to the Company were $15,087 after deducting underwriting discounts and commissions and other offering expenses payable by the Company. On June 13, 2014, the Company completed secondary public offering of 2,875,000 shares of its common stock at a price to the public of $8.00 per share for total gross proceeds of $23,000. Net proceeds to the Company were $21,173.

The subsidiaries of the Company are Maison, a Louisiana-domiciled property and casualty insurance company incorporated on October 3, 2012, and Maison Managers, Inc. (“MMI”), incorporated in the State of Delaware on October 2, 2012.

Maison provides personal property and casualty insurance solely to individuals in Louisiana. As an insurance company, Maison is subject to examination and comprehensive regulation by the Louisiana Department of Insurance (“LDI”). Maison provides dwelling policies for wind and hail only, and dwelling, homeowner and mobile home/manufactured home policies for multi-peril property risks located in the State of Louisiana.

MMI serves as the Company’s management services subsidiary as a general agency providing underwriting, policy administration, claims administration, marketing, accounting and financial and other management services to Maison. MMI contracts with independent agents for policy sales and services. MMI has entered into a contract with an independent third-party policy administration company for services. As a managing general agency, MMI is licensed by and subject to the regulatory oversight of the LDI.

The Company distributes insurance policies through a network of more than 130 independent agents. These agents typically represent several insurance companies in order to provide various insurance product lines to their clients. The Company refers to these policies as voluntary policies.

Louisiana Citizens Property Insurance Company (“Citizens”) is a state-created insurer. As the State of Louisiana has not historically been in the business of serving as an insurer, an insurance “take-out” program was implemented to reduce the number of properties insured by Citizens. Under this take-out program, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by Citizens. It has been Maison’s practice to date to participate in such take-out programs, and Maison plans to continue doing so from time to time in the future. We have participated in the last three rounds of take-outs from Citizens, occurring on December 1st of each year.

1347 PROPERTY INSURANCE HOLDINGS, INC.

($ amounts in thousands, except policy in-force, share, and per share data)

Additionally, we have approximately 13,806 voluntary policies in-force obtained from our independent agents. From all sources of distribution, the in-force policy count at December 31, 2014, and December 31, 2013 was as follows:

	Policies in-force as of December 31,
Source of Policies	2014	2013

Citizens Round VI Takeout (12/1/2012)	2,278	2,505
Citizens Round VII Takeout (12/1/2013)	3,233	3,516
Citizens Round VIII Takeout (12/1/2014)	2,079	—
Total Takeout Policies in Force	7,590	6,021
Voluntary Policies	13,806	5,485
Total Policies in Force	21,396	11,506

Maison actively conducts business in the State of Louisiana only. The Company insures personal property located in 63 of the 64 parishes in the State of Louisiana. As of December 31, 2014, these policies are concentrated within these parishes as follows: Jefferson Parish 20.4%, Saint Tammany Parish 14.2%, Orleans Parish 8.4%, and East Baton Rouge Parish 6.1%. No other parish individually has over 5.0% of the policies in force as of December 31, 2014. The remaining 59 parishes aggregate to 50.9% of the total policies in force as of December 31, 2014.

Non-U.S. GAAP Financial Measures

The Company assesses its results of operations using certain non-U.S. GAAP financial measures, in addition to U.S. GAAP financial measures. These non-U.S. GAAP financial measures consist of underwriting ratios and are defined below. The Company believes these non-U.S. GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating performance in the same manner as management does.

The non-U.S. GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, any financial measures prepared in accordance with U.S. GAAP. The Company’s non-U.S. GAAP financial measures may be defined differently from time to time and may be defined differently than similar terms used by other companies, and accordingly, care should be exercised in understanding how we define our non-U.S. GAAP financial measures.

Underwriting Ratios

The Company, like many insurance companies, analyzes performance based on underwriting ratios such as loss ratio, expense ratio and combined ratio. The loss ratio is derived by dividing the amount of net losses and loss adjustment expenses incurred by net premiums earned. The expense ratio is derived by dividing the sum of amortization of deferred policy acquisition costs and general and administrative expenses incurred by net premiums earned. All items included in the loss and expense ratios are presented in the Company’s U.S. GAAP financial statements. The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio below 100% demonstrates underwriting profit whereas a combined ratio over 100% demonstrates an underwriting loss.

Critical Accounting Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect application of policies and the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for loss and loss adjustment expense reserves, valuation of fixed income securities, valuation of net deferred income taxes, deferred policy acquisition costs and stock-based compensation expense.

1347 PROPERTY INSURANCE HOLDINGS, INC.

($ amounts in thousands, except policy in-force, share, and per share data)

Provision for Loss and Loss Adjustment Expense Reserves

A significant degree of judgment is required to determine amounts recorded in the consolidated financial statements for the provision for loss and loss adjustment expense reserves. The process for establishing the provision for loss and loss adjustment expense reserves reflects the uncertainties and significant judgmental factors inherent in predicting future results of both known and unknown loss events. As such, the process is inherently complex and imprecise and estimates are constantly refined. The process of establishing the provision for loss and loss adjustment expense reserves relies on the judgment and opinions of a large number of individuals, including the opinions of the Company’s independent actuaries.

Factors affecting the provision for loss and loss adjustment expense reserves include the continually evolving and changing regulatory and legal environment, actuarial studies, professional experience and expertise of the Company’s claims departments’ personnel and independent adjusters retained to handle individual claims, the quality of the data used for projection purposes, existing claims management practices including claims handling and settlement practices, the effect of inflationary trends on future loss settlement costs, court decisions, economic conditions and public attitudes.

In the actuarial review process, an analysis of the provision for loss and loss adjustment expense reserves is completed for the Company’s insurance subsidiary. Unpaid losses, allocated loss adjustment expenses and unallocated loss adjustment expenses are separately analyzed by line of business or coverage by accident year. A wide range of actuarial methods are utilized in order to appropriately measure ultimate loss and loss adjustment expense costs. These methods include paid loss development, incurred loss development and frequency-severity method. Reasonability tests such as ultimate loss ratio trends and ultimate allocated loss adjustment expense to ultimate loss are also performed prior to selection of the final provision. The provision is indicated by line of business or coverage and is separated into case reserves, reserves for losses incurred but not reported (“IBNR”) and a provision for loss adjustment expenses (“LAE”).

Because the establishment of the provision for loss and loss adjustment expense reserves is an inherently uncertain process involving estimates, current provisions may need to be updated. Adjustments to the provision, both favorable and unfavorable, are reflected in the consolidated statements of operations and comprehensive income (loss) for the periods in which such estimates are updated. The Company’s actuaries develop a range of reasonable estimates and a point estimate of loss and loss adjustment expense reserves. The actuarial point estimate is intended to represent the actuaries’ best estimate and will not necessarily be at the mid-point of the high and low estimates of the range.

Valuation of Fixed Income Securities

The Company’s fixed income securities are recorded at fair value using observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. The Company does not have any investments in our portfolio which require the Company to use unobservable inputs. Any change in the estimated fair value of its investments could impact the amount of unrealized gain or loss the Company has recorded, which could change the amount the Company has recorded for its investments and other comprehensive loss on its consolidated balance sheets.

Gains and losses realized on the disposition of investments are determined on the first-in first-out basis and credited or charged to the consolidated statements of operations and comprehensive income (loss). Premium and discount on investments are amortized and accreted using the interest method and charged or credited to net investment income.

The Company performs a quarterly analysis of its investment portfolio to determine if declines in market value are other-than-temporary. Further information regarding its detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 4 - Investments, to the consolidated financial statements.

Valuation of Net Deferred Income Taxes

The provision for income taxes is calculated based on the expected tax treatment of transactions recorded in the Company’s consolidated financial statements. In determining its provision for income taxes, the Company interprets tax legislation in a variety of jurisdictions and makes assumptions about the expected timing of the reversal of deferred income tax assets and liabilities and the valuation of net deferred income taxes.

The ultimate realization of the deferred income tax asset balance is dependent upon the generation of future taxable income during the periods in which the Company’s temporary differences reverse and become deductible. A valuation allowance is established when it is more likely than not that all or a portion of the deferred income tax asset balance will not be realized. In determining whether a valuation allowance is needed, management considers all available positive and negative evidence affecting specific deferred income tax asset balances, including the Company’s past and anticipated future performance, the reversal of deferred income tax liabilities, and the availability of tax planning strategies. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statements of operations and comprehensive income (loss).

The Company carries a net deferred income tax asset of $263 and $571 at December 31, 2014 and 2013, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income.

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

Stock-Based Compensation Expense

The Company uses the fair-value method of accounting for stock-based compensation awards granted. The Company determines the fair value of the stock options on their grant date using the Black-Scholes option pricing model and records the fair value as compensation expense over the requisite service period, which is generally the period in which stock options vest, with a corresponding increase to additional paid-in capital. When the stock options are exercised, the amount of proceeds together with the amount recorded in additional paid-in capital is recorded in shareholders’ equity.

Recent Accounting Pronouncements

See Note 3 – Recent Accounting Pronouncements in the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

1347 PROPERTY INSURANCE HOLDINGS, INC.

($ amounts in thousands, except policy in-force, share, and per share data)

Results of Operations

Financial Highlights – Year Ended December 31, 2014

●	Net income of $3,646 or $0.71 per share basic and diluted.

●	Direct written premium of $32,663, an increase of 104% over the prior year.

●	Combined ratio of 71.7%

●	Operating cash flows of $12,905.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

The following selected financial information is derived from our consolidated financial statements for the years ended December 31, 2014 and 2013, and is presented in the table below.

	For the year ended December 31,
	2014	2013	Change
Revenues:
Net premium earned	$18,463	$4,983	$13,480
Net investment income	130	47	83
Other income	372	61	311
Total revenues	18,965	5,091	13,874
Expenses
Net losses and loss adjustment expenses	3,612	2,928	684
Amortization of deferred policy acquisition costs	4,529	1,328	3,201
General and administrative expenses	5,095	1,979	3,116
Total expenses	13,236	6,235	7,001
Income (loss) before income tax expense (benefit)	5,729	(1,144)	6,873
Income tax expense (benefit)	2,083	(396)	2,479
Net income (loss)	$3,646	$(748)	$4,394

Key Financial Ratios:
Loss Ratio	19.6%	58.8%	(39.2)
Expense Ratio	52.1%	66.4%	(14.2)
Combined Ratio	71.7%	125.1%	(53.4)
Earnings (loss) per common share, diluted	$0.71	$(0.75)	$1.46

1347 PROPERTY INSURANCE HOLDINGS, INC.

($ amounts in thousands, except policy in-force, share, and per share data)

Direct Premiums Written

Direct premiums written increased $16,639, or 104%, to $32,663 for 2014, compared to $16,024 in 2013. The following table shows our direct premiums written by line of business.

	Year Ended December 31,
Line of Business	2014	2013	Change
Homeowners’(1)	$22,349	$9,093	$13,256
Special Property(2)	10,314	6,931	3,383
Direct Written Premium	$32,663	$16,024	$16,639

(1)Homeowners’ refers to our multi-peril policies for traditional dwellings as well as mobile and manufactured homes.

(2)Special property includes both our Fire and Allied lines of business, which are primarily wind/hail only products.

The increase in direct written premiums is primarily attributable to the organic growth in our independent agency voluntary production. Our independent agents wrote approximately $22,223 of premium for the year ended December 31, 2014 compared to approximately $9,071 for 2013. These increases were primarily from the number of new full peril policies written from the independent agency channel increasing to approximately 6,700 policies in the current year as compared to approximately 3,900 policies in the prior year. Additionally, we experienced the renewal of 4,900 multi-peril policies written from the independent agency channel in 2014, compared to no renewal business for 2013. Premium written from the Citizen’s take-out business was $3,136 for 2014 compared to $3,332 for 2013.

Ceded Premiums Written

Ceded premiums written increased to $7,934 in 2014, compared with $3,232 for 2013. This increase was primarily due to an increase in limits purchased in the excess of loss reinsurance program which increased from $9,500 for the treaty year ended May 31, 2014 to $69,000 for the treaty year ending May 31, 2015. We also purchase reinsurance for aggregate losses. The aggregate treaty increased in coverage from $13,000 to $20,000 for the treaty years ended May 31, 2014 and 2015, respectively.

Net Premium Earned

Net premium earned increased $13,480, to $18,463 for 2014, compared to $4,983 for 2013. The following table shows our net premiums earned by line of business.

	Year Ended December 31,
Line of Business	2014	2013	Change
Homeowners’	$12,151	$1,436	$10,715
Special Property	6,312	3,547	2,765
Net premium earned	$18,463	$4,983	$13,480

The increase in net premiums earned is due primarily to the increase in direct written premiums less premiums ceded as previously discussed. Premium earned on a direct and ceded basis is as shown in the following table.

	Year Ended December 31,
	2014	2013	Change
Direct premium earned	$25,963	$7,151	$18,812
Ceded premium earned	7,500	2,168	5,332
Net premium earned	$18,463	$4,983	$13,480

Other Income

Other income increased $311, to $372 for 2014, compared to $61 in 2013. The increase is primarily due to policy processing and service fees on installment premiums charged on our policies. Revenue from policy processing fees is deferred and recognized over the terms of the respective policy period while service fees on installment premiums are recognized as income upon receipt of related installment payments. Increases to both amounts relate to the increase in premiums written and earned year over year.

Net losses and loss adjustment expenses

Net losses and LAE represent both actual payments made and changes in estimated future payments to be made to our policyholders. Net losses and LAE increased $684, to $3,612 for 2014, compared to 2,928 for 2013.

1347 PROPERTY INSURANCE HOLDINGS, INC.

($ amounts in thousands, except policy in-force, share, and per share data)

The loss ratio (net losses and LAE divided by net premiums earned) for the year ended December 31, 2014 was 19.6% compared to 58.8% for the prior year. Our loss ratio decreased due to the fact that there were no significant weather events (catastrophes) occurring in 2014 in contrast to the unusual hail event in Louisiana in February of 2013. Furthermore, the 2014 calendar year loss ratio shows the benefit of a release of prior accident year loss reserves (redundancy) in the amount of $182, which had the effect of decreasing the loss ratio by one percentage point. The 2013 calendar year loss ratio also had a benefit resulting from the release of prior accident year loss reserves, which decreased losses by $9 and the loss ratio by 0.2 percentage points. The following table sets forth the components of our losses and loss ratios for the periods presented.

	Year ended December 31,
	2014		2013
	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)
Core Loss(1)	$3,794	20.6%	$597	12.0%
Catastrophe Loss – Current Accident Year(2)	—	—	2,340	47.0%
Prior Year Redundancy(3)	(182)	(1.0)%	(9)	(0.2)%
Total	$3,612	19.6%	$2,928	58.8%

(1)	We define Core Loss as net losses and LAE less the sum of Catastrophe losses and prior year redundancy.

(2)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25 million of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a Catastrophe as a PCS event where our estimated cost exceeds $1,500.

(3)	Redundancy is the amount of ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred acquisition costs in 2014 was $4,529, which was $3,201 higher than in 2013. This increase was generally consistent with the increase in earned premiums for the year shown by comparing deferred acquisition cost amortization as a percentage of earned premiums, which was 24.5% for 2014, compared to 26.7% for 2013. The slight decrease in amortization of deferred acquisition costs as a percentage of earned premiums can be attributed to the fact that a larger portion of our earned premium for 2014 resulted from renewal business from our independent agents when compared to 2013. The commissions we pay are structured so that agents receive a larger commission on new business when compared to renewal business.

General and Administrative Expenses

General and administrative expenses as a percentage of net premium earned was 27.6% for 2014 compared to 39.7% for 2013. The decrease in this ratio is primarily due to the increase in net premiums earned, as previously discussed. General and administrative expenses incurred increased by approximately $3,116 when compared to 2013, as shown in the following table.

1347 PROPERTY INSURANCE HOLDINGS, INC.

($ amounts in thousands, except policy in-force, share, and per share data)

	Year ended December 31,
General & Administrative Expense	2014	2013	Change

Salaries and benefits	$1,910	$892	$1,018
Professional fees	1,481	646	835
Management fee (1347 Advisors)	304	—	304
Director’s fees	240	—	240
Corporate insurance	244	36	208
Surveys and underwriting reports	253	93	160
Office rent	123	62	61
Travel expenses	113	60	53
Other	427	190	237
Total	$5,095	$1,979	$3,116

Salaries and benefits expense increased by $1,018 as we increased our staff from a total of five employees at the end of 2013 to fourteen employees as of December 31, 2014.  We also experienced an increase to professional fees as a result of our increased use of actuarial services and attorneys in conjunction with various business matters.   Management fees also increased by $304 year over year as a result of our Management Services Agreement with 1347 Advisors, LLC.  See the subheading Due to Related Party under Analysis of Financial Condition below for further information on our Management Service Agreement with 1347 Advisors LLC.

Income Tax Expense (Benefit)

Income tax expense for 2014 was $2,083 compared to a benefit of $396 in 2013. The effective rate for income taxes was 36.4% for 2014 compared to 34.7% for 2013. See Note 8, Income Taxes, to the consolidated financial statements for additional detail.

Net Income (Loss)

As a result of the foregoing, the Company’s net income for 2014 was $3,646 compared with a net loss of $748 for 2013.

1347 PROPERTY INSURANCE HOLDINGS, INC.

($ amounts in thousands, except policy in-force, share, and per share data)

Analysis of Financial Condition

As of December 31, 2014 compared to December 31, 2013

The table below outlines our consolidated financial condition as of December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013
Assets
Investments:
Fixed income securities, at fair value (amortized cost of $10,515 and $301, respectively)	$10,514	$301
Short-term investments, at cost which approximates fair value	2,198	100
Total investments	12,712	401
Cash and cash equivalents	53,639	15,007
Deferred policy acquisition costs, net	3,091	1,925
Premiums receivable, net of allowance for doubtful accounts of $3 and $0, respectively	2,086	3,805
Ceded unearned premiums	1,561	1,126
Reinsurance recoverable on reserves	363	—
Net deferred income taxes	263	571
Other assets	519	343
Total Assets	$74,234	$23,178

Liabilities and Shareholders’ Equity
Liabilities:
Unearned premium reserves	$17,703	$11,004
Loss and loss adjustment expense reserves	1,211	354
Ceded reinsurance premiums payable	2,559	50
Agent commissions payable	323	254
Premiums collected in advance	560	213
Due to related party	145	2,668
Current income taxes payable	262	—
Accrued expenses and other liabilities	1,557	753
Total Liabilities	$24,320	$15,296

Shareholders’ Equity:
Preferred stock, $25.00 par value; 1,000,000 shares authorized; zero issued and outstanding at December 31, 2014 and 2013	$—	$—
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,358,125 and 1,000,000 issued and outstanding at December 31, 2014 and 2013, respectively	6	1
Additional paid-in capital	47,631	8,749
Retained earnings (deficit)	2,278	(868)
Accumulated other comprehensive loss	(1)	—
Total Shareholders’ Equity	49,914	7,882
Total Liabilities and Shareholders’ Equity	$74,234	$23,178

Investments

All of the Company’s investments in fixed income securities are classified as available-for-sale and are reported at fair value. The Company held an investments portfolio comprised primarily of fixed income securities issued by the U.S. Government, government agencies and high quality corporate issuers. The portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by Maison’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk. Investments held by the Company’s insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments.

1347 PROPERTY INSURANCE HOLDINGS, INC.

($ amounts in thousands, except policy in-force, share, and per share data)

The table below summarizes, by type, the Company’s investments as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government, government agencies and authorities	$141	1.1%	$—	—%
State municipalities and political subdivisions	295	2.3%	—	—%
Asset-backed securities and collateralized mortgage obligations	4,178	32.9%	100	24.9%
Corporate	5,900	46.4%	201	50.1%
Total fixed income securities	10,514	82.7%	301	75.0%
Short-term investments	2,198	17.3%	100	25.0%
Total investments	$12,712	100.0%	$401	100.0%

Liquidity and Cash Flow Risk

The table below summarizes the fair value of the Company’s fixed income securities by contractual maturity as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
One year or less	$179	1.7%	$—	—%
One to five years	7,017	66.7%	301	100.0%
Five to ten years	903	8.6%	—	—%
More than ten years	2,415	23.0%	—	—%
Total fixed income securities	$10,514	100.0%	$301	100.0%

At December 31, 2014, approximately 68.4% of the Company’s fixed income securities had contractual maturities of five years or less. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. The Company holds cash and high-grade short-term assets which, along with fixed income securities, management believes are sufficient in amount for the payment of loss and loss adjustment expense reserves and other operating subsidiary obligations on a timely basis. The Company may not be able to liquidate its investments in the event that additional cash is required to meet obligations to its policyholders, however, the Company believes that the high-quality, liquid investments in the portfolios provide it with sufficient liquidity.

Market Risk

Market risk is the risk that the Company will incur losses due to adverse changes in interest or currency exchange rates and equity prices. Given the Company’s operations only invest in U.S. dollar denominated instruments and maintain a relatively insignificant investment in equity instruments, its primary market risk exposures in the investments portfolio are to changes in interest rates.

Because the investments portfolio is comprised of primarily fixed maturity instruments that are usually held to maturity, periodic changes in interest rate levels generally impact the Company’s financial results to the extent that the investments are recorded at market value and reinvestment yields are different than the original yields on maturing instruments. During periods of rising interest rates, the market values of the existing fixed income securities will generally decrease. The reverse is true during periods of declining interest rates.

Credit Risk

Credit risk is defined as the risk of financial loss due to failure of the other party to a financial instrument to discharge an obligation. Credit risk arises from the Company’s positions in short-term investments, corporate debt instruments and government bonds.

At December 31, 2014 and 2013, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

1347 PROPERTY INSURANCE HOLDINGS, INC.

($ amounts in thousands, except policy in-force, share, and per share data)

	December 31, 2014		December 31, 2013
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$4,713	44.8%	$100	33.2%
Aa/Aa	802	7.6%	100	33.2%
A/A	4,414	42.0%	101	33.6%
BBB	585	5.6%	—	—%
Total fixed income securities	$10,514	100.0%	$301	100.0%

Other-Than-Temporary Impairment

The Company performs a quarterly analysis of its investment portfolio to determine if declines in market value are other-than-temporary. Further information regarding the Company’s detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 4 - “Investments,” to the consolidated financial statements.

As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments for the years ended December 31, 2014 and 2013.

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

At December 31, 2014, the gross unrealized losses for fixed income securities amounted to $18, and there were no unrealized losses attributable to non-investment grade fixed income securities. At both December 31, 2014 and 2013, all unrealized losses on individual investments were considered temporary. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

Cash and Cash Equivalents

Cash and cash equivalents increased $38,632 to $53,639 as of December 31, 2014 from $15,007 as of December 31, 2013 primarily from the $36,261 raised through the initial and follow-on offerings of the Company’s common stock in March and June 2014, respectively. Additionally, cash generated by the Company’s operations equaled $12,906, which was offset by the Company’s purchase of short and long term investments in the amount of $12,311.

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowance for credit losses, decreased by $1,719 to $2,086 as of December 31, 2014 from $3,805 as of December 31, 2013. This decrease was primarily attributable to the timing of payments received related to the takeout of policies from Citizens. Although policies are assumed as of December 1st of each year, settlement of the unearned premium due on the policies taken out in 2013 did not occur until January 2014, resulting in a balance due from Citizens in the approximate amount of $2,300 at December 31, 2013. There was no such similar balance due as of December 31, 2014 as settlement for the unearned premium due on the policies taken out on December 1, 2014 occurred on December 30, 2014.

Ceded Unearned Premiums

Ceded Unearned Premiums represents the unexpired portion of premiums paid to the Company’s reinsurers. Ceded Unearned Premiums are charged to income over the terms of the respective policies and the applicable terms of the Company’s reinsurance contracts with third parties. Ceded unearned premiums increased $435 to $1,561 as of December 31, 2014 from $1,126 as of December 31, 2013.

1347 PROPERTY INSURANCE HOLDINGS, INC.

($ amounts in thousands, except policy in-force, share, and per share data)

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and other policy processing fees and represent those costs related to acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC increased $1,166, or 60.6% to $3,091 at December 31, 2014 from $1,925 at December 31, 2013. DPAC as a percentage of the unearned premium reserve however, remained constant at 17.5% for both years.

Net Deferred Income Taxes

Net deferred income taxes decreased $308, or 54.0%, to $263 as of December 31, 2014 from $571 as of December 31, 2013. Net deferred income taxes is comprised of approximately $1,595 and $1,225 of deferred tax assets, net of approximately $1,332 and $654 of deferred tax liabilities as of December 31, 2014 and 2013, respectively. The change in the net deferred tax asset is primarily due to the increase in the deferred tax liability related to state deferred taxes, and deferred policy acquisition costs.

Other Assets

Other assets increased $177, to $520 as of December 31, 2014 from $343 as of December 31, 2013. The major components and the change therein, are shown below.

	December 31
	2014	2013	Change
Accrued interest on investments	$37	$1	$36
Property and equipment, net	237	40	197
Deposits and prepaid expenses	245	302	(57)
Total	$519	$343	$176

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, IBNR loss events and the related estimated loss adjustment expenses net of amounts expected to be recovered from reinsurance. The table below separates our loss reserves and LAE between IBNR and case specific estimates as of December 31, 2014 and 2013.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
December 31, 2014
Homeowners’	$697	$48	$745	$400	$1,145	$363
Special Property	13	3	16	50	66	—
Total	$710	$51	$761	$450	$1,211	$363

December 31, 2013
Homeowners’	$38	$5	$43	$108	$151	$—
Special Property	3	8	11	192	203	—
Total	$41	$13	$54	$300	$354	$—

For the year ended December 31, 2014, the Company reported $182 of favorable development for loss and loss adjustment expense reserves from prior accident years. This favorable development was primarily related to lower than expected reported claims subsequent to December 31, 2013 for losses incurred during 2013. For the year ended December 31, 2013, the Company reported $9 of favorable development for loss and loss adjustment expense reserves from prior accident years. The favorable development reported for the prior year was due to no reported claims subsequent to December 31, 2012 for losses incurred during 2012.

1347 PROPERTY INSURANCE HOLDINGS, INC.

($ amounts in thousands, except policy in-force, share, and per share data)

The Company cannot predict whether loss and loss adjustment expense reserves will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. Any such development could have a material effect on the Company’s consolidated financial results for a given period.

See the “Critical Accounting Estimates and Assumptions” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information pertaining to the Company’s process of estimating the provision for loss and loss adjustment expense reserves.

1347 PROPERTY INSURANCE HOLDINGS, INC.

($ amounts in thousands, except policy in-force, share, and per share data)

Unearned Premium Reserves

Unearned premium reserves increased $6,699 to $17,703 at December 31, 2014 from $11,004 at December 31, 2013. The following table outlines the change in unearned premium reserves by line of business.

	December 31
	2014	2013	Change
Homeowners’	$12,120	$6,392	$5,728
Special Property	5,583	4,612	971
Total	$17,703	$11,004	$6,699

The Company’s increase to unearned premium is directly related to the increase in direct written premiums for the year ended December 31, 2014.

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable increased $2,509 to $2,559 as of December 31, 2014 from $50 as of December 31, 2013 primarily as a result of the timing of payments due under our catastrophe reinsurance program. The fact that the timing of payments differed year over year did not impact earned or written premiums.

Agent Commissions Payable

Agent commissions payable increased $69 to $323 as of December 31, 2014 from $254 as of December 31, 2013. As agent commissions are paid in arrears, this balance represents commissions owed to the Company’s independent agents on policies written in December of each year.

Premiums Collected in Advance

Premium deposits were $560 and $213 and represent cash the Company has received for policies which were not yet in-force as of December 31, 2014 and 2013 respectively. The year over year increase of $347 to premium deposits is directly related to the increase in direct written premiums for the year ended December 31, 2014.

Due to Related Party

Amounts due to related parties decreased $2,523 to $145 as of December 31, 2014 from $2,668 as of December 31, 2013 and represent amounts due to the Company’s former parent, KAI, or subsidiaries of KAI. Prior to the Company’s IPO on March 31, 2014, the Company operated as wholly owned subsidiary of KAI. As a result of this relationship, KAI had advanced the Company funds consisting of payments made directly to third parties on the Company’s behalf as well as allocated inter-company expenses for various shared-services and support. The $2,668 balance due as of December 31, 2013 represents the cumulative amount due to KAI from the Company’s inception in October 2012 up to and including December 31, 2013. The Company began making periodic payments to KAI in January 2014 and paid down this balance in full by April 2014 with proceeds from the Company’s IPO.

On February 11, 2014, the Company entered into a Management Services Agreement (“MSA”) with 1347 Advisors LLC (“Advisors”), a wholly owned subsidiary of KAI, which provides for certain permanent services, unless terminated, that Advisors provided to the Company, including forecasting, analysis of capital structure and reinsurance programs, consultation in potential future restructuring or capital raising transactions, and consultation in corporate development initiatives. For the services performed, Advisors was paid a monthly fee equal to 1% of the Company’s gross written premiums, as defined in the MSA. At December 31, 2014, $48 was due to Advisors under the terms of the MSA.

On February 24, 2015, the MSA was terminated via mutual consent from both parties under the terms of a Buyout Agreement. See Note 19 – Subsequent Events in the notes to financial statements in Item 15 of this Form 10-K for further information on the terms of the Buyout Agreement.

On March 31, 2014, the Company entered into a Transition Services Agreement (“TSA”) with Kingsway Financial Services, Inc. (“KFSI”), the parent company of KAI. The TSA provides for temporary access to necessary services and resources for which the Company is reliant on KFSI, including resources and services related to accounting and reporting, accounts payable, cash management, taxes, compliance with the Sarbanes-Oxley Act of 2002, payroll processing and benefits administration, information technology systems and support, human resource function, and external audit. The charges for the transition services are intended to allow KFSI to fully recover the costs directly associated with providing the services, plus all out-of-pocket costs and expenses. The charges of each of the transition services generally will be based on either a pre-determined flat fee or an allocation of the cost incurred by KFSI (or an affiliate or subsidiary thereof) for providing the service, including certain fees and expenses of third-party service providers. The TSA stipulates transition deadlines for all the services provided under it, by which time the Company is expected to establish its own independent functions for such services. As of December 31, 2014, $97 was due to KFSI under the terms of the TSA. During the fourth quarter of 2014, the Company initiated the process of bringing the necessary resources in-house in order to reduce its reliance on KFSI as well as the services provided under the TSA. This process was substantially completed as of December 31, 2014 and as such, the Company anticipates services provided under the TSA to cease beginning in the first quarter of 2015.

As of December 31, 2014, KFSI and its subsidiaries retained a 16.9% ownership interest in the Company’s outstanding common shares.

1347 PROPERTY INSURANCE HOLDINGS, INC.

($ amounts in thousands, except policy in-force, share, and per share data)

Current Income Taxes Payable

Current income taxes payable was $262 as of December 31, 2014 representing the estimate of both the Company’s state and federal income taxes due for the year ended December 31, 2014, less estimated payments made during the calendar year. The Company had $0 income taxes payable as of December 31, 2013 as the Company incurred a net loss for the year then ended.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $804, to $1,557 as of December 31, 2014 from $753 as of December 31, 2013. The major components of accrued expenses and other liabilities, as well as the change therein, are shown below.

	December 31
	2014	2013	Change
Accrued employee compensation	$285	$12	$273
Accrued professional fees	158	77	81
Unearned policy fees	150	133	17
Accrued premium taxes and assessments	776	320	456
Other accounts payable	188	211	(23)
Total	$1,557	$753	$804

Off Balance Sheet Arrangements

None.

Contractual Obligations

As of December 31, 2014, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ending December 31,	Amounts due under operating leases
2015	$191
2016	197
2017	200
2018	141
2019 and thereafter	118
Total	$847

1347 PROPERTY INSURANCE HOLDINGS, INC.

($ amounts in thousands, except policy in-force, share, and per share data)

Shareholders’ Equity

The table below shows the changes to shareholders’ equity for the two years ending December 31, 2014.

	Preferred Shares	Common Shares	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2012	—	1,000,000	$7,550	$(120)	$—	$7,430
Capital contribution from KAI	—	—	1,200	—	—	1,200
Net loss	—	—	—	(748)	—	(748)
Balance, December 31, 2013	—	1,000,000	8,750	(868)	—	7,882
Preferred shares issued	80,000	—	2,000	—	—	2,000
Beneficial conversion feature on preferred shares	—	—	500	(500)	—	—
Common shares issued upon conversion of preferred	(80,000)	312,500	—	—	—	—
Common shares issued	—	5,045,625	36,260	—	—	36,260
Other comprehensive loss	—	—	—	—	(1)	(1)
Stock compensation expense	—	—	127	—	—	127
Net Income	—	—	—	3,646	—	3,646
Balance, December 31, 2014	—	6,358,125	47,637	2,278	(1)	49,914

On March 31, 2014, the Company completed its IPO of 2,170,625 shares of its common stock at a price to the public of $8.00 per share resulting in net proceeds of $15,087. On June 13, 2014, the Company completed an underwritten follow-on public offering of 2,875,000 shares of its common stock at a price to the public of $8.00 per share resulting in net proceeds of $21,173.

On January 23, 2014, Fund Management Group LLC, an entity of which the Company’s Chairman of the Board, Gordon G. Pratt, is a Managing Member and controlling equity holder, invested $2,000 in the Company in exchange for 80,000 Series A Convertible Preferred Shares (“Preferred Shares”) of the Company. The Preferred Shares were non-voting and ranked senior to all classes of capital stock of the Company. The Preferred Shares did not pay any dividends. At the time of the issuance, the value of the common stock into which the Preferred Shares was convertible had a fair value greater than the $2,000 proceeds for the issuance. Accordingly, the Company recorded a beneficial conversion feature on the Preferred Shares of $500 for the year ended December 31, 2014, which was equivalent to the amount by which the estimated fair value of the common stock issuable upon the conversion of the issued Preferred Shares exceeded the proceeds received upon issuance of the Preferred Shares. On March 31, 2014 the Preferred Shares were converted into 312,500 shares of the Company’s common stock.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, capital-raising transactions, investment maturities and income and other returns received on investments. Cash provided from these sources is used primarily for loss and loss adjustment expense payments and other operating expenses. The timing and amount of payments for net losses and loss adjustment expenses may differ materially from the Company’s provisions for loss and loss adjustment expense reserves, which may create increased liquidity requirements.

The Company’s subsidiaries fund their obligations primarily through capital contributions received from their parent, premium income, policy fee income, investment income and proceeds received from the maturity of the investments in their portfolios. As a holding company, the Company funds its obligations, which primarily consist of holding company operating expenses, from cash on hand as well as the receipt of dividends from MMI. Dividends paid by our insurance subsidiary, Maison are restricted by regulatory requirements in Maison’s state of domicile, Louisiana. Generally, the maximum amount of dividends that can be paid to shareholders of insurance companies with prior notice to the domiciliary state insurance commissioner is limited to the lesser of (i) 10% of a company’s statutory capital and surplus at the end of the previous year; or (ii) 100% of the company’s net income, excluding realized gains, for the previous year, plus a carry-forward of the previous second and third year net income, excluding realized gains, less dividends paid in the second and immediately preceding year.

As Maison had unassigned surplus of $1,613 as of December 31, 2014, it can pay dividends of up to $1,421 to the Company in 2015, subject to prior notice to the LDI.

1347 PROPERTY INSURANCE HOLDINGS, INC.

($ amounts in thousands, except policy in-force, share, and per share data)

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the years ended December 31, 2014 and 2013.

	Year ended December 31,
Summary of Cash Flows	2014	2013
Net cash provided by operating activities	$12,905	$6,756
Net cash (used) provided by investing activities	(12,534)	1,526
Net cash provided by financing activities	38,261	1,200
Net increase in cash and cash equivalents	$38,632	$9,482

Year ended December 31, 2014

For the year ended December 31, 2014, the net cash provided by operating activities as reported on our consolidated statement of cash flows was $12,905. The source of cash was primarily from the collection of written policyholder premiums of $34,729 reduced by the payment of ceded reinsurance premiums of $5,425, reduced by the payment of losses and loss adjustment expenses (net of subrogation recoveries) of $3,523, increased by the collection of $405 of ceded reinsurance recovered losses and loss adjustment expenses, reduced by the payment of expenses, including policy acquisition costs of $11,769 and the payment of U.S. Federal and State of Louisiana income taxes of $1,512. The net cash used by investing activities as reported on our consolidated statements of cash flows was $12,534, primarily from the net purchases of fixed maturities of $10,213. The net cash provided by financing activities as reported on our consolidated statements of cash flows was $38,261 which consisted of the issuance of our common shares in our initial and follow-on public offerings for $36,261 as well as the issuance of our preferred shares for $2,000. As a result of the foregoing, our net increase in cash and cash equivalents during 2014 was $38,632.

Year ended December 31, 2013

For the year ended December 31, 2013, the net cash provided from operating activities as reported on our consolidated statements of cash flows was $6,756. The source of cash was primarily from the collection of written policyholder premiums of $14,523 reduced by the payment of ceded reinsurance premiums of $3,257, reduced by the payment of losses and loss adjustment expenses of $3,584 increased by the collection of $1,000 of ceded reinsurance recovered losses, reduced by the payment of expenses, primarily policy acquisition costs of $1,814 as well as the payment of U.S. Federal income taxes in the amount of $112. The net cash provided by investing activities as reported on our consolidated statements of cash flows was $1,526, primarily from the proceeds from sales of preferred stock in the amount of $1,875. Cash provided by financing activities was $1,200 for 2013, comprised entirely of a capital contribution from our then parent company, KAI.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

1347 Property Insurance Holdings, Inc.

Tampa, FL

We have audited the accompanying consolidated balance sheets of 1347 Property Insurance Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1347 Property Insurance Holdings, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Grand Rapids, Michigan

March 26, 2015

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except per share data)
	December 31, 2014	December 31, 2013
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $10,515 and $301, respectively)	$10,514	$301
Short-term investments, at cost which approximates fair value	2,198	100
Total investments	12,712	401
Cash and cash equivalents	53,639	15,007
Deferred policy acquisition costs, net	3,091	1,925
Premiums receivable, net of allowance for credit losses of $3 and $0, respectively	2,086	3,805
Ceded unearned premiums	1,561	1,126
Reinsurance recoverable on reserves	363	—
Deferred tax asset, net	263	571
Property and equipment, net	237	40
Other assets	282	303
Total assets	$74,234	$23,178

LIABILITIES
Loss and loss adjustment expense reserves	$1,211	$354
Unearned premium reserves	17,703	11,004
Ceded reinsurance premiums payable	2,559	50
Agent commissions payable	323	254
Premiums collected in advance	560	213
Due to related party	145	2,668
Current income taxes payable	262	—
Accounts payable and other accrued expenses	1,557	753
Total liabilities	24,320	15,296

SHAREHOLDERS’ EQUITY
Preferred stock, $25.00 par value; 1,000,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,358,125 and 1,000,000 issued and outstanding at December 31, 2014 and 2013, respectively	6	1
Additional paid-in capital	47,631	8,749
Retained earnings (deficit)	2,278	(868)
Accumulated other comprehensive loss	(1)	—
Total shareholders’ equity	49,914	7,882
Total liabilities and shareholders’ equity	$74,234	$23,178

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands, except per share data)
	Twelve months ended December 31,
	2014	2013
Revenue:
Net premiums earned	$18,463	$4,983
Net investment income	130	47
Other income	372	61
Total revenue	18,965	5,091

Expenses:
Net losses and loss adjustment expenses	3,612	2,928
Amortization of deferred policy acquisition costs	4,529	1,328
General and administrative expenses	5,095	1,979
Total expenses	13,236	6,235

Income (loss) before income tax expense (benefit)	5,729	(1,144)
Income tax expense (benefit)	2,083	(396)
Net income (loss)	3,646	(748)
Less: beneficial conversion feature on convertible preferred shares	500	—
Net income (loss) attributable to common shareholders	$3,146	$(748)

Earnings (loss) per share – net income (loss) attributable to common shareholders:
Basic	$0.71	$(0.75)
Diluted	$0.71	$(0.75)
Weighted average common shares outstanding:
Basic	4,454,067	1,000,000
Diluted	4,454,375	1,000,000

Consolidated Statements of Comprehensive Income (Loss)

Net income (loss)	$3,646	$(748)
Unrealized losses on investments available for sale, net of income taxes	(1)	—
Comprehensive income (loss)	$3,645	$(748)

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (in thousands, except per share data)
							Accumulated
						Retained	Other	Total
	Preferred Stock		Common Stock		Paid-in	Earnings	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Equity

Balance, December 31, 2012	—	$—	1,000,000	$1	$7,549	$(120)	$—	$7,430
Net loss	—	—	—	—	—	(748)	—	(748)
Capital contribution from parent (KAI)	—	—	—	—	1,200	—	—	1,200
Balance, December 31, 2013	—	$—	1,000,000	$1	$8,749	$(868)	$—	$7,882

Issuance of convertible preferred shares	80,000	2,000	—	—	—	—	—	2,000
Beneficial conversion feature on preferred shares	—	—	—	—	500	(500)	—	—
Common shares issued upon conversion of preferred shares	(80,000)	(2,000)	312,500	—	2,000	—	—	—
Issuance of common shares	—	—	5,045,625	5	36,256	—	—	36,261
Stock compensation expense	—	—	—	—	126	—	—	126
Net income	—	—	—	—	—	3,646	—	3,646
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Balance, December 31, 2014	—	$—	6,358,125	$6	$47,631	$2,278	$(1)	$49,914

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)
	Twelve months ended December 31,
	2014	2013
Cash provided by (used in):
Operating activities:
Net income (loss)	$3,646	$(748)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net deferred income taxes	309	(412)
Stock compensation expense	126	—
Depreciation expense	26	10
Changes in operating assets and liabilities:
Premiums receivable, net	1,719	(1,713)
Ceded unearned premiums	(435)	(1,064)
Deferred policy acquisition costs, net	(1,166)	(1,579)
Loss and loss adjustment expense reserves	857	344
Reinsurance recoverable on reserves	(363)	—
Premiums collected in advance	347	213
Due to related party	(2,524)	2,261
Unearned premium reserves	6,699	8,873
Ceded reinsurance premiums payable	2,509	(25)
Current income taxes payable	262	(97)
Other, net	893	693
Net cash provided by operating activities	$12,905	$6,756

Investing activities:
Purchases of furniture and equipment	(223)	(47)
Proceeds from sale of investments	—	1,875
Purchases of fixed income securities	(10,213)	(302)
Net purchases of short-term investments	(2,098)	—
Net cash provided (used) by investing activities	(12,534)	1,526

Financing activities:
Proceeds from issuance of preferred stock, net	2,000	—
Proceeds from issuance of common stock, net	36,261	—
Capital contribution from former parent company (KAI)	—	1,200
Net cash provided by financing activities	38,261	1,200

Net increase in cash and cash equivalents	38,632	9,482
Cash and cash equivalents at beginning of period	15,007	5,525
Cash and cash equivalents at end of period	$53,639	$15,007

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,512	$97
Non-cash financing activities:
Issuance of common shares upon conversion of preferred shares	$2,000	$—

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

1. Nature of Business

1347 Property Insurance Holdings, Inc. (the “Company” or “PIH”) was incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc. The Company holds all of the capital stock of its two subsidiaries: Maison Insurance Company (“Maison”) and Maison Managers Inc. (“MMI”). On November 19, 2013, the Company changed its legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc. Prior to March 31, 2014, the Company was a wholly owned subsidiary of Kingsway America Inc. (“KAI”). KAI is a wholly owned subsidiary of Kingsway Financial Services Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering (“IPO”) of its common stock. On June 13, 2014, the Company completed an add-on offering of its common stock to the public. Through the combination of the Company’s IPO and add-on offering, the Company issued approximately five million shares of its common stock. As of December 31, 2014 KAI held approximately 1.1 million shares of our common stock, equivalent to 16.9% of our outstanding shares.

Maison began providing property and casualty insurance to individuals in Louisiana in December 2012. Maison’s insurance offerings currently include homeowners’ insurance, manufactured home insurance and dwelling fire insurance. Maison writes both full peril property policies as well as wind/hail only exposures and distributes its policies through independent insurance agents.

Maison Managers, Inc. serves as the Company’s management services subsidiary, known as a managing general agency. MMI earns commissions and fees for providing policy administration, marketing, reinsurance contract negotiation, and accounting and analytical services. Both Maison and MMI are licensed by and subject to the regulatory oversight of the Louisiana Department of Insurance (“LDI”).

2. Significant Accounting Policies

Basis of Presentation:

These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain amounts in the prior year’s consolidated financial statements and notes have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net loss or total shareholders’ equity.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

The Use of Estimates in the Preparation of Consolidated Financial Statements:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are recorded in the accounting period in which the change is determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for loss and loss adjustment expense reserves, valuation of fixed income securities, valuation of net deferred income taxes, deferred policy acquisition costs and stock-based compensation expense.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Investments:

Investments in fixed income securities are classified as available-for-sale and reported at fair value. Unrealized gains and losses are included in accumulated other comprehensive loss, net of tax, until sold or an other-than-temporary impairment is recognized, at which point the cumulative unrealized gains or losses are transferred to the consolidated statement of operations.

Short-term investments, which consist of investments with original maturities between three months and one year, are reported at cost, which approximates fair value due to their short-term nature.

Realized gains and losses on sales of investments are determined on a first-in, first-out basis, and are included in net investment income.

Interest income is included in net investment income and is recorded as it accrues.

The Company accounts for its investments using trade date accounting.

The Company conducts a quarterly review to identify and evaluate investments that show objective indications of possible impairment. Impairment is charged to the statement of operations if the fair value of the instrument falls below its amortized cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Cash and Cash Equivalents:

Cash and cash equivalents include cash and highly liquid investments with original maturities of 90 days or less.

Premiums Receivable:

Premiums receivable include premium balances due and uncollected and installment premiums not yet due from agents and insureds. Premiums receivable are reported net of an estimated allowance for credit losses. Generally, accounts that are over 90 days old are written off to the allowance for credit losses.

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

Income Taxes:

For taxable periods ending on or prior to March 31, 2014, the Company is included in the U.S. consolidated federal income tax return of Kingsway America II Inc. and its eligible U.S. subsidiaries (“KAI Tax Group”). The method of allocating federal income taxes among the companies in the KAI Tax Group is subject to written agreement, approved by each company’s Board of Directors. The allocation is made primarily on a separate return basis, with current credit for any net operating losses or other items utilized in the consolidated federal income tax return. For taxable periods beginning after March 31, 2014, the Company intends to file its own U.S. consolidated federal income tax return.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

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

Property and Equipment:

Property and equipment is reported at historical cost less accumulated depreciation. Depreciation of property and equipment is recorded on a straight-line basis over estimated useful life which range from seven years for furniture, three years for computer equipment, and the shorter of estimated useful life or the term of the lease for leasehold improvements. Property and equipment is estimated to have no salvage value at its useful life-end.

Rent expense for the Company’s office leases is recognized on a straight line basis over the term of the lease. Rent expense was $123 and $62 for the years ended December 31, 2014 and 2013, respectively.

Loss and Loss Adjustment Expense Reserves:

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred but not yet reported loss events and the related estimated loss adjustment expenses. The Company performs a continuing review of its loss and loss adjustment expense reserves, including its reserving techniques and its reinsurance. The loss and loss adjustment expense reserves are also reviewed at minimum, on an annual basis by qualified third party actuaries. Since the loss and loss adjustment expense reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of income in the period in which the estimates are changed. Such changes in estimates could occur in a future period and may be material to the Company’s results of operations and financial position in such period.

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with two major U.S. domestic banking institutions. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At December 31, 2014 the Company held funds well in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

The Company has not experienced significant losses related to premiums receivable from its policyholders and management believes that amounts provided as an allowance for credit losses is adequate.

The Company has not experienced any losses on amounts due from reinsurers. In order to limit the credit risk associated with amounts potentially due from reinsurers, the Company uses several different reinsurers, all of which have an A.M. Best Rating of A- (Excellent) or better.

The Company also has risk associated with the lack of geographic diversification due to the fact that Maison only underwrites policies in Louisiana. The Company insures personal property located in 63 of the 64 parishes in the State of Louisiana. As of December 31, 2014, these policies are concentrated within these parishes as follows: Jefferson Parish 20.4%, Saint Tammany Parish 14.2%, Orleans Parish 8.4%, and East Baton Rouge Parish 6.1%. No other parish individually has over 5.0% of the policies in force as of December 31, 2014. The remaining 59 parishes aggregate 50.9% of the total policies in force as of December 31, 2014.

Revenue Recognition:

Premium revenue is recognized on a pro rata basis over the term of the respective policy contract. Unearned premium reserves represent the portion of premium written that is applicable to the unexpired term of policies in force.

Service charges on installment premiums are recognized as income upon receipt of related installment payments and are reflected in other income. Revenue from policy fees is deferred and recognized over the terms of the respective policy period, with revenue reflected in other income. Any customer payment received is applied first to any service charge or policy fee due, with the remaining amount applied toward any premium due.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Ceded premiums are charged to income over the applicable term of the various reinsurance contracts with third party reinsurers. Ceded unearned premiums represent the unexpired portion of premiums ceded to reinsurers and are reported as an asset on the Company’s consolidated balance sheets.

Premiums collected in advance occur when the policyholder premium is paid in advance of the effective commencement period of the policy and are recorded as a liability on the Company’s consolidated balance sheets.

Stock-Based Compensation:

The Company has accounted for stock-based compensation under the provisions of ASC Topic 718 – Stock Compensation which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model using assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The fair value of each stock option award is recorded as compensation expense on a straight-line basis over the requisite service period, which is generally the period in which the stock options vest, with a corresponding increase to additional paid-in capital. See Note 10 for further information on the Company’s stock options issued.

Fair Value of Financial Instruments:

The carrying values of certain financial instruments, including cash, short-term investments, premiums receivable, accounts payable, and other accrued expenses approximate fair value due to their short-term nature. The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 13 for further information on the fair value of the Company’s financial instruments.

Earnings (loss) Per Common Share:

Basic earnings (loss) per common share is computed using the weighted average number of shares outstanding during the respective period.

Diluted earnings (loss) per common share assumes conversion of all potentially dilutive outstanding stock options, warrants or other convertible financial instruments. Potential common shares outstanding are excluded from the calculation of diluted earnings (loss) per share if their effect is anti-dilutive.

Operating Segments:

The Company operates in a single segment – property and casualty insurance.

3. Recently Issued Accounting Standards

ASU 2015-01: Extraordinary and Unusual Items:

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01: Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Prior to this update, an entity was required to separately classify, present, and disclose transactions considered extraordinary if they met criteria based upon normality and frequency of occurrence. ASU 2015-01 eliminates the concept of extraordinary items, and this item will no longer require separate classification. The guidance is effective for the Company beginning January 1, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position, or liquidity.

ASU 2014-15: Going Concern:

In August 2014, the FASB issued ASU 2014-15: Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance addresses the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when an entity must disclose certain relevant conditions and events. The update requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Should these conditions or events be present, the entity should disclose the fact that there is substantial doubt about that entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, along with the principal conditions or events that raise the doubt, as well as management’s plans intended to mitigate those conditions or events. The guidance is effective for the Company beginning January 1, 2017 with early adoption permitted.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

4. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on fixed income securities classified as available-for-sale at December 31, 2014 and 2013 is as follows. All unrealized losses shown in the table below have been continuously held in loss positions for less than twelve months. There were 56 investments that were in unrealized loss positions as of December 31, 2014.

At December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government, government agencies and authorities	$141	$—	$—	$141
State municipalities and political subdivisions	295	—	—	295
Asset-backed securities and collateralized mortgage obligations	4,179	6	(7)	4,178
Corporate	5,900	10	(10)	5,900
Total investments in fixed income securities	$10,515	$16	$(17)	$10,514

At December 31, 2013
Fixed income securities:
Asset-backed securities and collateralized mortgage obligations	$100	$—	$—	$100
Corporate	201	—	—	201
Total investments in fixed income securities	$301	$—	$—	$301

The table below summarizes the Company’s fixed income securities at December 30, 2014 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value

One year or less	$179	$179
One to five years	7,018	7,017
Five to ten years	903	903
More than ten years	2,415	2,415
Total	$10,515	$10,514

Other-than-Temporary Impairment:

The establishment of an other-than-temporary impairment on an investment requires a number of judgments and estimates. The Company performs a quarterly analysis of the individual investments to determine if declines in market value are other-than-temporary. The analysis includes some or all of the following procedures as deemed appropriate by the Company:

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

•	considering the extent, and length of time during which the market value has been below cost;

•	identifying any circumstances which management believes may impact the recoverability of the unrealized loss positions;

•	obtaining a valuation analysis from a third-party investment manager regarding the intrinsic value of these investments based upon their knowledge and experience combined with market-based valuation techniques;

•	reviewing the historical trading volatility and trading range of the investment and certain other similar investments;

•	assessing if declines in market value are other-than-temporary for debt instruments based upon the investment grade credit ratings from third-party credit rating agencies;

•	assessing the timeliness and completeness of principal and interest payment due from the investee; and

•	assessing the Company’s ability and intent to hold these investments until the impairment may be recovered

The risks and uncertainties inherent in the assessment methodology used to determine declines in market value that are other-than-temporary include, but may not be limited to, the following:

•	the opinions of professional investment managers could be incorrect;

•	the past trading patterns of investments may not reflect their future valuation trends;

•	the credit ratings assigned by credit rating agencies may be incorrect due to unforeseen events or unknown facts related to the investee company’s financial situation; and

•	the historical debt service record of an investment may not be indicative of future performance and may not reflect a company’s unknown underlying financial problems.

The Company has reviewed currently available information regarding investments with estimated fair values that are less than their carrying amounts and believes that these unrealized losses are primarily due to temporary market and sector-related factors rather than to issuer-specific factors. The Company does not intend to sell these investments in the short term, and it is not likely that it will be required to sell these investments before the recovery of their amortized cost.

Accordingly, all of the Company’s investments were in good standing and not impaired as of December 31, 2014 and 2013. Additionally, there were no write-downs for other-than-temporary impairments on the Company’s investments for the years ended December 31, 2014 and 2013.

The Company does not have any exposure to subprime mortgage-backed investments. Net investment income for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013
Investment income:
Interest on fixed income securities	$82	$—
Dividends	—	47
Interest on cash and cash equivalents	68	—
Gross investment income	150	47
Investment expenses	(20)	—
Net investment income	$130	$47

There were no realized gains or losses on the Company’s investments for the years ended December 31, 2014 and 2013.

5. Reinsurance

The Company reinsures, or cedes, a portion of its written premiums on an excess of loss basis to non-affiliated insurers in order to limit its loss exposure. Although reinsurance is intended to reduce the Company’s exposure risk, the ceding of insurance does not legally discharge the Company from its primary liability for the full amount of coverage under its policies. If the reinsurer fails to meet its obligations under the applicable reinsurance agreement, the Company would still be required to pay the insured for the loss.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The impact of reinsurance treaties on the Company’s financial statements is as follows:

	Year Ended December 31,
	2014	2013
Premium written:
Gross	$32,663	$16,024
Ceded	(7,934)	(3,232)
	$24,729	$12,792

Premium earned:
Gross	$25,963	$7,151
Ceded	(7,500)	(2,168)
	$18,463	$4,983

Losses and LAE incurred:
Gross	$4,380	$3,928
Ceded	(768)	(1,000)
	$3,612	$2,928

On February 23, 2013, the Company incurred a significant hail event to its insured properties in Louisiana, with a direct ultimate loss of approximately $3,340 which generated a ceded recovery of $1,000. There were no significant weather related events for the year ended December 31, 2014.

6. Deferred Policy Acquisition Costs

Deferred policy acquisition costs (“DPAC”) consist primarily of commissions, premium taxes, assessments and other policy processing fees incurred which are related to successful efforts to acquire new or renewal insurance contracts. Acquisition costs deferred on insurance products are amortized over the period in which the related revenues are earned. Costs associated with unsuccessful efforts or costs that cannot be tied directly to a successful policy acquisition are expensed as incurred.

DPAC as well as the related amortization expense associated with DPAC for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013

Balance, January 1, net	$1,925	$346
Additions	5,695	2,907
Amortization	(4,529)	(1,328)
Balance, December 31, net	$3,091	$1,925

7. Loss and Loss Adjustment Expense Reserves

The Company continually revises its estimates of the ultimate financial impact of claims made. A significant degree of judgment is required to determine amounts recorded in the consolidated financial statements for the provision for loss and loss adjustment expense reserves. The process for establishing the provision for loss and loss adjustment expense reserves reflects the uncertainties and significant judgmental factors inherent in predicting future results of both known and unknown loss events. The process of establishing the provision for loss and loss adjustment expense reserves relies on the judgment and opinions of a large number of individuals, including the opinions of the Company’s independent actuaries.

The Company’s evaluation of the adequacy of loss and loss adjustment expense reserves includes a re-estimation of the liability for loss and loss adjustment expense reserves relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision for loss and loss adjustment expense reserves, net of amounts recoverable from reinsurers, for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014	2013

Balance, January 1, gross of reinsurance	$354	$9
Less reinsurance recoverable related to loss and LAE expense reserves	—	—
Balance, January 1, net of reinsurance	354	9
Incurred related to:
Current year	3,794	2,938
Prior years	(182)	(9)
Paid related to:
Current year	(3,024)	(2,584)
Prior years	(94)	—
Balance, December 31, net of reinsurance	848	354
Plus reinsurance recoverable related to loss and LAE expense reserves	363	—
Balance, December 31, gross of reinsurance	$1,211	$354

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

For the year ended December 31, 2014, the Company reported $182 of favorable development for loss and loss adjustment expense reserves from prior accident years. This favorable development was primarily related to lower than expected reported claims subsequent to December 31, 2013 for losses incurred during 2013. For the year ended December 31, 2013, the Company reported $9 of favorable development for loss and loss adjustment expense reserves from prior accident years. The favorable development reported for the prior year was due to no reported claims subsequent to December 31, 2012 for losses incurred during 2012.

8. Income Taxes

A summary of income tax expense (benefit) is as follows:

	Year Ended December 31,
	2014	2013
Current income tax expense	$1,775	$15
Deferred income tax expense (benefit)	308	(411)
Total income tax expense (benefit)	$2,083	$(396)

Actual income tax expense (benefit) differs from the income tax expense computed by applying the applicable effective federal and state tax rates to income before income tax expense (benefit) as follows:

	Year ended December 31,
	2014		2013
	Amount	%	Amount	%

Provision for taxes at U.S. statutory marginal income tax rate of 34%	$1,948	34.00%	$(389)	34.00%
Nondeductible expenses	7	0.13%	2	(0.17)%
State tax (net of federal benefit)	477	8.33%	—	—%
Tax net operating loss adjustment	(346)	(6.05)%	—	—%
Other	(3)	(0.05)%	(9)	0.79%
Income tax expense (benefit)	$2,083	36.36%	$(396)	34.62%

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes as compared to the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2014	2013
Deferred income tax assets:
Loss and loss adjustment expense reserves	$8	$3
Unearned premium reserves	1,098	672
Net operating loss carryforwards	287	400
Other	202	150
Deferred income tax assets	$1,595	$1,225

Deferred income tax liabilities:
Deferred policy acquisition costs	$1,051	$654
State deferred taxes	281	—
Deferred income tax liabilities	$1,332	$654

Net deferred income tax assets	$263	$571

The Company has recorded a net deferred tax asset of $263 and $571 as of December 31, 2014 and December 31, 2013, respectively. Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2014, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the ability to realize the deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

As of December 31, 2014 the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $845 which will be available to offset future taxable income. As a result of certain changes in ownership and pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, these NOLs are subject to a yearly limitation. The amount and expiration date of the NOL carryforwards are as follows:

Year of Occurrence	Year of Expiration	Amount
2013	2032	$828
2014	2033	17
Total		$845

Based upon the results of the Company’s analysis and the application of ASC 740-10, management has determined that all material tax positions meet the recognition threshold and can be considered as highly certain tax positions. This is based on clear and unambiguous tax law, and the Company is confident that the full amount of each tax position will be sustained upon possible examination. Accordingly, the full amount of the tax positions will be recognized in the financial statements.

The Company files federal income tax returns as well as multiple state and local tax returns. The Company’s consolidated federal and state income tax returns for the years 2011 - 2013 are open for review by the Internal Revenue Service (“IRS”) and the various state taxing authorities.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

9. Net Earnings (Loss) Per Share

Net income per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings (loss) per share for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
Basic:
Net income (loss)	$3,646	$(748)
Less: beneficial conversion feature on convertible preferred shares	(500)	—
Net income (loss) attributable to common shareholders	3,146	(748)
Weighted average common shares outstanding	4,454,067	1,000,000
Basic earnings (loss) per common share	$0.71	$(0.75)

Diluted:
Net income (loss)	$3,646	$(748)
Less: beneficial conversion feature on convertible preferred shares	(500)	—
Net income (loss) attributable to common shareholders	3,146	(748)
Weighted average common shares outstanding	4,454,067	1,000,000
Dilutive stock options outstanding	308	—
Diluted weighted average common shares outstanding	4,454,375	1,000,000
Basic earnings (loss) per common share	$0.71	$(0.75)

The following potentially dilutive securities outstanding at December 31, 2014 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	December 31,
	2014	2013
Options to purchase common stock	177,456	—
Warrants to purchase common stock	406,875	—
	584,331	—

10. Common Stock Options and Warrants

The Company has established a stock option incentive plan for employees and directors of the Company (the “Plan”). The purpose of the Plan is to create incentives designed to motivate recipients to significantly contribute toward the Company’s growth and profitability, as well as attract and retain persons of outstanding competence, and provide such persons with an opportunity to acquire an equity interest in the Company.

The Plan is administered by a committee appointed by the Board of Directors. All members of such committee must be non-employee directors and independent directors as defined in the Plan. Subject to the limitations set forth in the Plan, the committee has the authority to grant options and to determine the purchase price, term, and number of shares of the Company’s common stock to be covered by each option, and also to establish vesting schedules and other terms and conditions of the award.

The Plan provides for the issuance of non-qualified options as defined by the Internal Revenue Code of 1986, as amended. The options granted under the Plan vest over periods established in each individual stock option agreement. The Plan provides for the issuance of 354,912 shares of common stock. As of December 31, 2014 there were 177,456 shares available for issuance under the Plan.

The first issuance of options under the Plan occurred on February 28, 2014. Thus the Company had no option activity in prior years. Stock option information for the year ended December 31, 2014 is as follows.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Common Stock Options
Outstanding, December 31, 2013	—	$—	—	$—	$—
Exercisable, December 31, 2013	—	—	—	—	—
Granted	210,489	8.05
Exercised	—	—
Cancelled	—	—
Outstanding, December 31, 2014	210,489	8.05	3.62	$0.96	$—
Exercisable, December 31, 2014	125,308	$8.04	3.18	$0.88	$—

The following assumptions were used to determine the fair value of the stock option grants:

	Year Ended December 31,
	2014	2013
Expected volatility	10.0%	—
Expected life	5.0 years	—
Risk-free interest rate	0.13% to 1.73%	—
Dividend yield	0.0%	—

For the year ended December 31, 2014, the Company granted options to purchase a total of 106,476 shares of common stock to its officers and options to purchase a total of 70,980 shares of common stock to its directors. The options granted to officers vested 20% on the date of grant and 20% on each of the next four anniversary dates and will expire in 2019. Options granted to directors vested in full on grant date and also expire in 2019.

In addition to those shares authorized for issuance under the Plan, on February 28, 2014, the Company issued an option to its President and CEO, Mr. Doug Raucy, to purchase up to 33,033 shares of the Company’s common stock (“Option Shares”). Concurrent with the exercise of the option, the Company will grant matching shares of restricted common stock of the Company to Mr. Raucy as a one-for-one match against the Option Shares purchased (“Matched Shares”). The Matched Shares will vest 100% on the fourth anniversary of the date in which the Matched Shares are issued, subject to Mr. Raucy’s continued employment with the Company. On June 19, 2014, the Company amended this option agreement to extend the expiration date from June 30, 2014 to March 15, 2015. As a result of this amendment, the Company recognized an incremental total of $5 in compensation expense for the year ended December 31, 2014. On March 12, 2015, the Company again amended this option agreement to extend the expiration date from March 15, 2015 to June 15, 2015, provided that Mr. Raucy is employed by the Company on the date of exercise.

Total stock based compensation expense for the years ended December 31, 2014 and 2013 was $127 and zero, respectively. As of December 31, 2014, total unrecognized stock compensation expense of $74 remained, which will be recognized ratably through March 31, 2018.

A summary of the status of the Company’s non-vested employee stock options as of December 31, 2014, and changes during the year then ended is below.

	Shares	Weighted Average Grant Date Fair Value
Non-Vested Common Stock Options
Non-vested, December 31, 2013	—	$—
Granted	210,489	0.96
Vested	(125,308)	0.88
Cancelled	—	—
Non-vested, December 31, 2014	85,181	$1.07

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Stock warrants issued, exercised and outstanding as of December 31, 2014 are as follows. The Company did not have warrants outstanding at any point prior to March 31, 2014.

	Shares	Weighted Average Exercise Price
Common Stock Warrants
Outstanding, December 31, 2013	—	$—
Exercisable, December 31, 2013	—	—
Granted	406,875	9.69
Exercised	—
Cancelled	—
Outstanding, December 31, 2014	406,875	9.69
Exercisable, December 31, 2014	312,500	$9.60

The details of the Company’s warrants issued and outstanding are discussed in Note 11 – Shareholders’ Equity, below.

11. Shareholders’ Equity

On March 19, 2014, the Company authorized a one thousand to one stock split of its common stock. The stock split had the effect of increasing the number of common shares of the Company issued and outstanding from one thousand shares pre-split to 1,000,000 shares post-split. The issued and outstanding shares reported in the consolidated balance sheets and the number of weighted-average shares outstanding included in the earnings (loss) per share computations, as reported in the consolidated statements of operations and comprehensive income (loss), have been restated for all periods presented to reflect the impact of the stock split.

On March 31, 2014, the Company completed its IPO of 2,170,625 shares of its common stock at a price to the public of $8.00 per share, which included full exercise by the underwriters of their over-allotment option, for total gross proceeds of $17,365. Net proceeds to the Company were $15,087 after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In conjunction with the IPO, the Company issued warrants to its underwriters to purchase 94,375 shares of its common stock. Each warrant will entitle the holder to purchase one common share of PIH at a price of $10.00 per share at any time after March 31, 2015 and prior to expiry on March 31, 2019.

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

On January 23, 2014, Fund Management Group LLC, an entity of which the Company’s Chairman of the Board, Gordon G. Pratt, is a Managing Member and controlling equity holder, invested $2,000 in the Company in exchange for 80,000 Series A Convertible Preferred Shares (“Preferred Shares”) of the Company. The Preferred Shares were non-voting and ranked senior to all classes of capital stock of the Company. The Preferred Shares did not pay any dividends. At the time of the issuance, the value of the common stock into which the Preferred Shares is convertible had a fair value greater than the $2,000 proceeds received upon issuance. Accordingly, the Company recorded a beneficial conversion feature on the Preferred Shares of $500 during the first quarter of 2014, which was equal to the amount by which the estimated fair value of the common stock issuable upon the conversion of the issued Preferred Shares exceeded the proceeds from the issuance.

The Preferred Shares were converted into shares of common stock and warrants on March 31, 2014, the effective date of the IPO. The Preferred Shares were converted into (i) 312,500 common shares of the Company and (ii) warrants to purchase 312,500 shares of the Company’s common stock. Each warrant issued to Fund Management Group LLC entitles the holder to purchase one share of common stock at a price equal to $9.60, subject to certain adjustments under a warrant agreement (the “Warrant Agreement”). The warrants have an expiry date of March 31, 2019 and vested upon issuance. The warrants may be redeemable by the Company at a price of $0.01 per warrant during any period in which the closing price of the Company’s common shares is at or above $14.00 per share for 20 consecutive trading days. The warrant holder is entitled to a 30-day notice prior to the date of such redemption.

The common stock issued to Fund Management Group LLC upon conversion of the Preferred Shares has piggyback registration rights for future registrations of the Company’s common stock under the Securities Act (other than certain excluded registrations) and, upon the two-year anniversary of the IPO, Fund Management Group LLC will also have a one-time demand registration right for such common stock, subject to certain restrictions.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

12. Accumulated Other Comprehensive Loss

The table below details the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2014 and 2013.

	2014	2013
Unrealized gains (losses) on available-for-sale securities:
Balance, January 1	—	—
Other comprehensive loss before reclassifications	(1)	—
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive loss	(1)	—
Balance, December 31	(1)	—

13. Fair Value of Financial Instruments

Fair value is best evidenced by quoted bid or ask price, as appropriate, in an active market. Where bid or ask prices are not available, such as in an illiquid or inactive market, the closing price of the most recent transaction of that instrument subject to appropriate adjustments as required is used. Where quoted market prices are not available, the quoted prices of similar financial instruments or valuation models with observable market based inputs are used to estimate the fair value. These valuation models may use multiple observable market inputs, including observable interest rates, foreign exchange rates, index levels, credit spreads, equity prices, counterparty credit quality, corresponding market volatility levels and option volatilities. Minimal management judgment is required for fair values calculated using quoted market prices or observable market inputs for models. Greater subjectivity is required when making valuation adjustments for financial instruments in inactive markets or when using models where observable parameters do not exist. Also, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values. For the Company’s financial instruments carried at cost or amortized cost, the book value is not adjusted to reflect increases or decreases in fair value due to market fluctuations, including those due to interest rate changes, as it is the Company’s intention to hold them until there is a recovery of fair value, which may be to maturity.

The Company classifies its investments in fixed income securities as available-for-sale and reports these investments at fair value. Fair values of fixed income securities for which no active market exists are derived from quoted market prices of similar instruments or other third-party evidence.

The FASB has issued guidance that defines fair value as the exchange price that would be received for and asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires and entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.

•	Level 2 – inputs to the valuation methodology which include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly for substantially the full-term of the financial instrument.

•	Level 3 – inputs to the valuation methodology which are unobservable and significant to the measurement of fair value.

Assets measured at fair value as of December 31, 2014 and 2013 in accordance with this guidance are as follows. The Company did not hold any liabilities on either reporting date which were measured under this guidance.

At December 31, 2014	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. government, government agencies and authorities	$141	$—	$141	$—
State municipalities and political subdivisions	295	—	295	—
Asset-backed securities and collateralized mortgage obligations	4,178	—	4,178	—
Corporate	5,900	—	5,900	—
Total investments in fixed income securities	10,514	—	10,514	—
Short-term investments	2,198	2,198	—	—
Total	$12,712	$2,198	$10,514	$—

At December 31, 2013
Fixed income securities:
U.S. government, government agencies and authorities	$—	$—	$—	$—
State municipalities and political subdivisions	—	—	—	—
Asset-backed securities and collateralized mortgage obligations	100	—	100	—
Corporate	201	—	201	—
Total investments in fixed income securities	301	—	301	—
Short-term investments	100	100	—	—
Total	$401	$100	$301	$—

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

14. Related Party Transactions

Related party transactions are carried out in the normal course of operations and are measured in part by the amount of consideration paid or received as established and agreed by the parties. Management believes that consideration paid for such services in each case approximates fair value. Except where disclosed elsewhere in these consolidated financial statements, the following is a summary of related party transactions.

Amounts due to related parties represent amounts due to the Company’s former parent, KAI, or subsidiaries of KAI. Prior to the Company’s IPO on March 31, 2014, the Company operated as wholly owned subsidiary of KAI. As a result of this relationship, KAI had advanced the Company funds consisting of payments made directly to third parties on the Company’s behalf as well as allocated inter-company expenses for various shared-services and support. Approximately $2,668 due as of December 31, 2013 represents the cumulative amount due to KAI from the Company’s inception in October 2012 up to and including December 31, 2013. The Company began making periodic payments to KAI in January 2014 and paid down this balance in full by April 2014 with proceeds from the Company’s IPO.

On February 11, 2014, the Company entered into the Management Services Agreement (“MSA”) with 1347 Advisors, LLC (“Advisors”), a wholly owned subsidiary of KAI, which provides for certain permanent services, unless terminated, that Advisors will provide to the Company, including forecasting, analysis of capital structure and reinsurance programs, consultation in future restructuring or capital raising transactions, and consultation in corporate development initiatives. For the services performed, Advisors is paid a monthly fee equal to 1% of the Company’s gross written premiums, as defined in the MSA. After the seventh year of the term of the MSA, should the ownership of the Company’s shares held by KFSI or an affiliate or subsidiary thereof fall below fifty percent (50%) of KFSI’s (or an affiliate or subsidiary thereof) ownership of the Company’s shares as of March 31, 2014, the monthly fee shall be calculated by (a) dividing the existing shares owned by KFSI (or an affiliate or subsidiary thereof) by the number of original shares owned by KFSI (or an affiliate or subsidiary thereof) as of March 31, 2014, and (b) multiplying by 1% of the Company’s gross written premiums, as defined in the MSA. The MSA will only terminate by mutual consent of both parties, except in case of certain exceptions as stated in the agreement. With respect to termination for any reason of the MSA (other than due to gross negligence or willful misconduct of Advisors), the Company will be required to pay Advisors an amount equal to twenty times the consulting fee paid to Advisors in the most recent calendar year immediately preceding. The Company has incurred an expense of $304 for the year ended December 31, 2014 under the terms of the MSA. At December 31, 2014, the Company owed $48 to Advisors under the terms of the MSA. See Note 19 – Subsequent Events for further information regarding the MSA.

On March 26, 2014, the Company entered into a Performance Share Grant Agreement (“PSGA”) with KAI, whereby KAI will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones for the Company’s stock price. Pursuant to the terms of the PSGA, if at any time the last sales price of the Company’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). The shares of common stock granted to KAI will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. The Company has not issued any shares to date under the PSGA.

On March 31, 2014, the Company entered into a Transition Services Agreement (“TSA”) with Kingsway Financial Services, Inc. (“KFSI”), the parent company of KAI. The TSA provides for temporary access to necessary services and resources during which the Company is reliant on KFSI, including resources and services related to accounting and reporting, accounts payable, cash management, taxes, compliance with the Sarbanes-Oxley Act of 2002, payroll processing and benefits administration, information technology systems and support, human resource function, and external audit. The charges for the transition services are intended to allow KFSI to fully recover the costs directly associated with providing the services, plus all out-of-pocket costs and expenses. The charges of each of the transition services generally will be based on either a pre-determined flat fee or an allocation of the cost incurred by KFSI (or an affiliate or subsidiary thereof) for providing the service, including certain fees and expenses of third-party service providers. The TSA stipulates transition deadlines for all the services provided under it, by which time the Company is expected to establish its own independent functions for such services. As of December 31, 2014, $97 was due to KFSI under the terms of the TSA. During the fourth quarter of 2014, the Company began the process of bringing the necessary resources in-house in order to reduce its reliance on KFSI and the services provided under the TSA. This process was substantially completed as of December 31, 2014 and as such, the Company anticipates services provided under the TSA to cease beginning in the first quarter of 2015.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

As of December 31, 2014, KFSI and its subsidiaries retained approximately 17% of the Company’s outstanding common shares.

15. Selected Quarterly Financial Data (Unaudited)

	Year ended December 31, 2014
	Q1	Q2	Q3	Q4

Net premium earned	$4,114	$4,740	$4,427	$5,182
Total revenue	4,173	4,829	4,536	5,427
Total expenses	1,866	3,775	3,484	4,111
Income tax expense	604	438	420	621
Net income	1,703	616	632	695
Net income attributable to common shareholders	1,203	616	632	695
Comprehensive income	1,700	629	611	705
Earnings per common share - basic	$1.17	$0.15	$0.10	$0.11
Earnings per common share - diluted	$1.17	$0.15	$0.10	$0.11

	Year ended December 31, 2013
	Q1	Q2	Q3	Q4

Net premium earned	$915	$694	$829	$2,545
Total revenue	936	533	1,061	2,561
Total expenses	2,406	1,319	979	1,531
Income tax expense	(504)	(263)	29	342
Net income (loss)	(966)	(523)	53	688
Net income attributable to common shareholders	(966)	(523)	53	688
Comprehensive income (loss)	(966)	(523)	53	688
Earnings (loss) per common share - basic	$(0.97)	$(0.52)	$0.05	$0.69
Earnings (loss) per common share - diluted	$(0.97)	$(0.52)	$0.05	$0.69

16. Statutory Requirements

The Company’s insurance subsidiary, Maison prepares statutory basis financial statements in accordance with accounting practices prescribed or permitted by the LDI. Prescribed statutory accounting practices include state laws, rules and regulations as well as accounting practices and rules as outlined in a variety of publications of the National Association of Insurance Commissioners (“NAIC”). Permitted statutory accounting practices encompass all accounting practices that are not prescribed, but instead have been specifically requested by an insurer and allowed by the state in which the insurer is domiciled (in Maison’s case, Louisiana). Permitted practices may differ from state to state, company to company within a state, and may change in the future. In converting from statutory accounting basis to U.S. GAAP, typical adjustments include the deferral of acquisition costs (which are all charged to operations as incurred on a statutory basis), the inclusion of statutorily non-admitted assets on the balance sheet, the inclusion of net unrealized holding gains or losses related to investments included on the balance sheet, as well as the inclusion of changes in deferred tax assets and liabilities in the statement of operations.

In order to retain its certificate of authority in the State of Louisiana, Maison is required to maintain a minimum capital surplus of $5,000. As of December 31, 2014 Maison’s capital surplus was $14,213.

States routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 2014, Maison held investment securities with a fair value of approximately $100 as a deposit with the LDI.

The LDI employs risk-based capital (“RBC”) reports to monitor Maison’s financial condition. The risk-based capital is determined in accordance with a formula adopted by the NAIC which takes into consideration the covariance between asset risk, credit risk, underwriting risk, and other business risks. The RBC report determines whether Maison falls into the “no action” level or one of the four action levels set forth in the Louisiana Insurance Code.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

As of December 31, 2014, Maison’s authorized control level RBC was $3,536, and its reported surplus was $14,213; as a result, our surplus was considered to be in the “no action” level by the LDI.

As a Louisiana domiciled insurer, the payment of dividends is restricted by the Louisiana Insurance Code. Dividends can only be paid if an insurer’s paid-in capital and surplus exceed the minimum required by the Louisiana Insurance Code by one hundred percent or more, or as otherwise provided. Any dividend or distribution that when aggregated with any other dividends or distributions made within the preceding twelve months exceeds the lesser of (a) ten percent of the insurer’s surplus as regards policyholders as of the thirty-first day of December next preceding; or (b) the net income of the insurer, not including realized capital gains, for the twelve month period ending the thirty-first day of December next preceding; is considered to be extra-ordinary and shall not be paid until thirty days after the LDI has received notice of the declaration thereof and has not within that period disapproved the payment, or until the LDI has approved the payment within the thirty-day period. In determining whether a dividend or distribution is extra-ordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out in dividends.

As Maison had unassigned surplus of $1,613 as of December 31, 2014, it can pay dividends of up to $1,421 to the Company in 2015, subject to prior notice to the LDI. As of December 31, 2014, Maison had not paid any dividends to its shareholders.

17. Retirement plans

The 1347 Property Insurance Holdings, Inc. 401(k) Plan (the “Retirement Plan”) was established effective January 1, 2015, as a defined contribution plan. The Retirement Plan is subject to the provisions for the Employee Retirement Income Security Act of 1974 (“ERISA”); eligible employees of the Company and its subsidiaries may participate in the plan. Employees who have completed one month of service are eligible to participate and are permitted to make annual pre and post-tax salary reduction contributions not to exceed the limits imposed by the Internal Revenue Code of 1986, as amended. Contributions are invested at the direction of the employee participant in various money market and mutual funds. The Company matches contributions up to 100% of each participant’s contribution, limited to contributions up to 4% of a participant’s earnings. The Company may also elect to make a profit sharing contribution to the Retirement Plan based upon discretionary amounts and percentages authorized by the Company’s board of directors. As the Retirement Plan did not become effective until January 1, 2015, the Company did not make any matching or profit sharing contributions for either year ended December 31, 2014 or 2013.

Prior to January 1, 2015 the Company’s employees participated in the defined contribution plan of the Company’s former parent, KFSI. Under KFSI’s plan, employees could choose to voluntarily contribute up to 60% of their annual earnings subject to certain statutory limitations. The Company matched an amount equal to 50% of each participant’s contribution, limited to contributions up to 5% of a participant’s earnings. For each of the years ended December 31, 2014 and 2013, the Company’s matching contributions made under KFSI’s plan were less than ten thousand dollars.

18. Commitments and Contingencies

Legal Proceedings:

As of December 31, 2014, there were various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Operating Lease Commitments:

As of December 31, 2014, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ended December 31,
2015	$191
2016	197
2017	200
2018	141
2019 and thereafter	118
$847

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

19. Subsequent events

Purchase of ClaimCor:

On January 2, 2015 the Company completed its acquisition of ClaimCor, LLC (“ClaimCor”), a claims and underwriting technical solutions company. The Company purchased 100% of the membership interest in ClaimCor which will complement the Company’s strategic plan and growth objectives.

Buyout of MSA:

On February 24, 2015, the Company entered into an Agreement to Buyout and Release (the “Buyout”) with Advisors which terminated the MSA existing between the Company and Advisors (see Note 14 – Related Party Transactions for details of the MSA). Under the terms of Buyout, the MSA was deemed terminated and cancelled effective February 24, 2015. In consideration of Advisors agreeing to voluntarily terminate the MSA, the Company (i) made a cash payment in the amount of $2,000 to Advisors; (ii) executed and delivered the Performance Shares Grant Agreement to Advisors (as defined below); (iii) issued to Advisors 120,000 shares of Series B Preferred Stock of the Company (“Preferred Shares”, defined below); and (iv) executed and delivered to Advisors a warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of fifteen dollars per share. The Warrant expires seven years from date of issuance. Under the terms of the Warrant, the Company will not issue any shares of Common Stock otherwise due upon exercise of the Warrant (the “Warrant Shares”) to the extent that after giving effect to such issuance of Warrant Shares any holder of the Warrant, together with its affiliates, beneficially own or control the right to vote in excess of 19.9% of the Company’s total shares of Common Stock outstanding after giving effect to such issuance, unless and until the Company obtains stockholder approval permitting such issuance in accordance with the applicable rules of the Nasdaq Stock Market (“Stockholder Approval”).

If Stockholder Approval is not obtained at the next annual meeting of stockholders of the Company, the Company shall cause the Registration Rights Agreement, dated February 28, 2014, by and between KAI and the Company (the “Registration Rights Agreement”) to be amended to provide that (i) the holder of the Warrant is granted a demand registration right thereunder with respect to the resale by the holder of the Warrants, which demand registration may, at the option of holder, be for the Company to file a shelf registration statement that permits the resale of the Warrants from time to time thereunder, (ii) the Company is required to include the Warrants in any shelf registration statement that the Company files after the date of such amendment and (iii) if the holder of Warrants exercises its demand registration right under such amended Registration Rights Agreement with respect to the Warrants, the Holder shall pay all expenses (including the Company’s expenses) relating to the registration of such Warrants.

The Preferred Shares have a par value of twenty five dollars and pay annual cumulative dividends at a rate of eight percent per annum. Cumulative dividends shall accrue, whether or not declared by the Board and irrespective of whether there are funds legally available for the payment of dividends. Accrued dividends shall be paid in cash only when, as and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the Preferred Shares. In the event of any voluntary of involuntary liquidation, dissolution, or winding up of the Company, the holders of the Preferred Shares then outstanding shall be entitled to be paid out of the assets of the Company available for distributions to its shareholders, before any payment shall be made to holders of securities junior in preference to the Preferred Shares.

Unless redeemed earlier by the Company, with the written consent of the holders of the majority of the Preferred Shares then outstanding, the Company will be required to redeem the Preferred Shares then outstanding on February 24, 2020 (the “Mandatory Redemption Date”), for an amount equal to twenty five dollars per share outstanding plus all accrued and unpaid dividends on such shares. The Company has the option to redeem the Preferred Shares prior to the Mandatory Redemption Date immediately prior to the consummation of any change in control of the Company that may occur.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Both the Preferred Shares and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

The Performance Shares Grant Agreement grants Advisors 100,000 shares of the Company’s common stock issuable upon the date that the last sales price of the Company’s common stock equals or exceeds ten dollars per share for any twenty trading days within any 30-day trading period (the “Milestone Event”). Advisors will not be entitled to any dividends declared or paid on the Company’s stock prior to the Milestone Event having been achieved.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	provide reasonable assurance that the Company’s receipts and expenditures are made in accordance with proper authorizations from the Company’s management and directors; and

•	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2014, the Company transitioned much of the staff responsible for the implementation and supervision of internal controls over financial reporting from that of the Company’s former parent, KAI located in Illinois, to the Company’s own personnel located in Florida. As such, various processes with respect to internal controls over financial reporting have changed during the quarter ended December 31, 2014.

ITEM 9B. OTHER INFORMATION

None

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

Information regarding our equity compensation plans is incorporated herein by reference to Item 5 of Part II of this Form 10-K. All other information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2015.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	The following documents are filed as part of this report

1.	Financial Statements – the following consolidated financial statements of the Company and the reports if independent auditors thereon are filed with this report:

i.	Independent Auditor’s Report

ii.	Consolidated Balance Sheets as of December 31, 2014 and 2013

iii.	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2014 and 2013

iv.	Consolidated Statements of Changes in Shareholders’ Equity and Accumulated Other Comprehensive Loss for the Years ended December 31, 2014 and 2013

v.	Consolidated Statements of Cash Flows for the Years ended December 31, 2014 and 2013

vi.	Notes to the Consolidated Financial Statements for the Years ended December 31, 2014 and 2013

2.	Exhibits - the exhibits listed in the accompanying “Index to Exhibits” that follow the signature pages of this report are filed or incorporated by reference as part of this Form 10-K.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date: March 26, 2015	By:	/s/ Douglas N. Raucy
	Name:	Douglas N. Raucy
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Douglas N. Raucy and John S. Hill, and each of them, the true and lawful attorney-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Douglas N. Raucy	President, Chief Executive Officer and Director
Douglas N. Raucy	(Principal Executive Officer)	March 26, 2015

/s/ John S. Hill	Vice President, Chief Financial Officer
John S. Hill	(Principal Financial Officer, Principal Accounting Officer)	March 26, 2015

/s/ Gordon G. Pratt
Gordon G. Pratt	Director, Chairman of the Board	March 26, 2015

/s/ Leo Christopher Saenger, III
Leo Christopher Saenger, III	Director	March 26, 2015

/s/ Hassan Raza Baqar
Hassan Raza Baqar	Director	March 26, 2015

/s/ Larry Gene Swets, Jr.
Larry Gene Swets, Jr.	Director	March 26, 2015

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit	Description
3.2	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)
3.3	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)
3.4	Certificate of Designation of Series A Preferred Shares of 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit A of Exhibit 10.9 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)
3.5	Certificate of Designation of Series B Preferred Shares of 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
4.1	Certificate of Series B Preferred Shares (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
4.2	Warrant to Purchase Shares of Common Stock (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
4.3	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)
10.1	Management Services Agreement, dated February 11, 2014 by and between 1347 Advisors, LLC, a Delaware limited liability company and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of our Registration Statement on Form S-1 filed with the Commission on May 20, 2014)
10.2	Transition Services Agreement, dated as of March 31, 2014 by and between Kingsway Financial Services, Inc. and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-1 filed with the Commission on May 20, 2014)
10.3	1347 Property Insurance Holdings, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)*
10.6	Indemnification Agreement (Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)
10.7	Trademark License Agreement, dated February 28, 2014, between 1347 Advisors LLC and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1 filed with the Commission on May 20, 2014)
10.8	Option Agreement, dated February 28, 2014 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1 filed with the Commission on May 20, 2014)*
10.9	First Amendment to Option Agreement, dated June 19, 2014 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on June 19, 2014)*
10.10	Series A Convertible Preferred Stock Purchase Agreement, dated January 23, 2014, between Fund Management Group LLC and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.9 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)
10.11	Offer letter to Douglas N. Raucy, dated September 25, 2012 (Incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)*
10.12	Registration Rights Agreement, dated February 28, 2014, by and between Kingsway America, Inc. and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-1 filed with the Commission on May 20, 2014)
10.13	Performance Share Grant Agreement by and between Kingsway America, Inc. and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1/A filed with the Commission on March 27, 2014)
10.14	Agreement to Buyout and Release dated February 24, 2015 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
10.15	Performance Shares Grant Agreement dated February 24, 2015 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
10.16	Form of Option Agreement Issued to the Executive Officers of 1347 Property Insurance Holdings, Inc.*
10.17	Form of Option Agreement Issued to the Directors of 1347 Property Insurance Holdings, Inc.*
10.18	Second Amendment to Option Agreement, dated March 13, 2015 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 18, 2015)*
14.1	1347 Property Insurance Holdings, Inc. Code of Business Conduct and Ethics
21.1	Subsidiaries of 1347 Property Insurance Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Denotes management contracts or compensatory plans or arrangements

