Form 10-Q
period 2015-03-31
1347 Property Insurance Holdings, Inc.
filed 2015-05-14
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015
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
813-579-6213
(Registrant's telephone number, including area code)

_________________________

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The number of shares outstanding of the registrant's common stock as of May 14, 2015 was 6,358,125.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1347 PROPERTY INSURANCE HOLDINGS INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except share and per share data)

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Investments:
Fixed income securities, at fair value (amortized cost of $13,052 and $10,515, respectively)	$13,164	$10,514
Short-term investments, at cost which approximates fair value	101	2,198
Other investments, at cost	159	—
Total investments	13,424	12,712
Cash and cash equivalents	53,734	53,639
Deferred policy acquisition costs, net	2,928	3,091
Premiums receivable, net of allowance for doubtful accounts of $4 and $3, respectively	1,651	2,086
Ceded unearned premiums	1,718	1,561
Reinsurance recoverable	307	363
Current income taxes recoverable	620	—
Net deferred income taxes	599	263
Property and equipment, net	232	237
Goodwill	211	—
Intangible assets, net of accumulated amortization of $3 and $0, respectively	49	—
Other assets	391	282
Total Assets	$75,864	$74,234

Liabilities and Shareholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$1,074	$1,211
Unearned premium reserves	17,125	17,703
Ceded reinsurance premiums payable	2,692	2,559
Agent commissions payable	447	323
Premiums collected in advance	1,254	560
Due to related party	96	145
Current income taxes payable	—	262
Accrued expenses and other liabilities	1,884	1,557
Series B Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 120,000 and zero shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2,311	—
Total Liabilities	$26,883	$24,320

Shareholders’ Equity:
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,358,125 issued and outstanding at March 31, 2015 and December 31, 2014	$6	$6
Additional paid-in capital	48,647	47,631
Retained earnings	254	2,278
Accumulated other comprehensive income (loss)	74	(1)
Total Shareholders’ Equity	48,981	49,914
Total Liabilities and Shareholders’ Equity	$75,864	$74,234

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2015	2014
Revenue:
Net premiums earned	$6,018	$4,114
Net investment income	78	4
Other income	304	55
Total revenue	6,400	4,173

Expenses:
Net losses and loss adjustment expenses	629	384
Amortization of deferred policy acquisition costs	1,526	881
General and administrative expenses	1,805	601
Loss on termination of Management Services Agreement (MSA)	5,421	—
Total expenses	9,381	1,866

(Loss) Income before income tax (benefit) expense	(2,981)	2,307
Income tax (benefit) expense	(957)	604
Net (loss) income	(2,024)	1,703
Less: beneficial conversion feature on convertible preferred shares	—	500
Net (loss) income attributable to common shareholders	$(2,024)	$1,203

(Loss) Earnings per share – net (loss) income attributable to common shareholders:
Basic	$(0.32)	$1.17
Diluted	$(0.32)	$1.17
Weighted average common shares outstanding (in ‘000s):
Basic	6,358,125	1,027,590
Diluted	6,358,125	1,027,590

Consolidated Statements of Comprehensive (Loss) Income

Net (loss) income	$(2,024)	$1,703
Unrealized gains (losses) on investments	75	(3)
Comprehensive (loss) income	$(1,949)	$1,700

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands, except number of shares data)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance, January 1, 2014	—	$—	1,000,000	$1	$8,749	$(868)	$—	$7,882
Issuance of convertible preferred shares	80,000	2,000	—	—	—	—	—	2,000
Beneficial conversion feature on preferred shares	—	—	—	—	500	(500)	—	—
Common shares issued upon conversion of preferred shares	(80,000)	(2,000)	312,500	—	2,000	—	—	—
Issuance of common shares	—	—	5,045,625	5	36,256	—	—	36,261
Stock compensation expense	—	—	—	—	126	—	—	126
Net income	—	—	—	—	—	(3,646)	—	3,646
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Balance, December 31, 2014	—	$—	6,358,125	$6	$47,631	$2,278	$(1)	$49,914

Stock compensation expense	—	—	—	—	6	—	—	6
Issuance of performance shares and warrants pursuant to MSA termination	—	—	—	—	1,010	—	—	1,010
Net loss	—	—	—	—	—	(2,024)	—	(2,024)
Other comprehensive income	—	—	—	—	—	—	75	75
Balance, March 31, 2015	—	$—	—	$6	$48,647	$254	$74	$48,981

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2015	2014
Cash provided by (used in):
Operating activities:
Net income (loss)	$(2,024)	$1,703
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Issuance of Preferred Shares, Performance Shares, and Warrants pursuant to MSA termination transaction	3,321	—
Net deferred income taxes	(375)	65
Stock compensation expense	6	—
Depreciation expense	13	—
Changes in operating assets and liabilities:
Premiums receivable	434	1,992
Ceded unearned premiums	(157)	600
Deferred policy acquisition costs	162	(117)
Loss and loss adjustment expense reserves	(81)	51
Premiums collected in advance	694	505
Due to related party	(48)	(1,736)
Unearned premium reserve	(578)	643
Ceded reinsurance premiums payable	133	50
Current income taxes payable	(882)	539
Other, net	383	269
Net cash provided by operating activities	1,001	4,564

Investing activities:
Purchase of furniture and equipment	(2)	—
Acquisition of entity, net of cash acquired	(305)	—
Purchases of fixed income securities	(2,538)	(3,138)
Net proceeds from (purchases of) short-term investments	2,098	(103)
Purchase of other investments	(159)
Net cash used by investing activities	(906)	(3,241)

Financing activities:
Proceeds from issuance of preferred stock, net	—	2,000
Net cash provided by financing activities	—	2,000

Net increase in cash and cash equivalents	95	3,323
Cash and cash equivalents at beginning of period	53,639	15,007
Cash and cash equivalents at end of period	$53,734	$18,330

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$300	$—
Non-cash financing activities:
Issuance of common shares upon conversion of preferred shares	$—	$2,000

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

1. Nature of Business

1347 Property Insurance Holdings, Inc. (the "Company") was incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc. The Company holds all of the capital stock of its three subsidiaries: Maison Insurance Company ("Maison"), Maison Managers Inc. ("MMI"), and ClaimCor, LLC (“ClaimCor”). On November 19, 2013, the Company changed its legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc. Prior to March 31, 2014, the Company was a wholly owned subsidiary of Kingsway America Inc. ("KAI"). KAI is a wholly owned subsidiary of Kingsway Financial Services Inc. ("KFSI"), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering (“IPO”) of its common stock. On June 13, 2014, the Company completed a follow-on offering of its common stock to the public. Through the combination of the Company’s IPO and follow-on offering, the Company issued approximately five million shares of its common stock. As of March 31, 2015 KAI held approximately 1.1 million shares of our common stock, which is equivalent to 16.9% of our outstanding shares.

Maison began providing property and casualty insurance to individuals in Louisiana in December 2012. Maison’s insurance offerings currently include homeowners insurance, manufactured home insurance and dwelling fire insurance. Maison writes both full peril property policies as well as wind/hail only exposures and distributes its policies through independent insurance agents.

Maison Managers, Inc. serves as the Company’s management services subsidiary, known as a managing general agency. MMI earns commissions and fees for providing policy administration, marketing, reinsurance contract negotiation, and accounting and analytical services. Both Maison and MMI are licensed by and subject to the regulatory oversight of the Louisiana Department of Insurance (“LDI”).

On January 2, 2015, the Company completed its acquisition of 100% of the membership interest of ClaimCor, a claims and underwriting technical solutions company which services Maison and other property and casualty insurance companies throughout the Southern United States.

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

Investments:

Investments in fixed income securities are classified as available-for-sale and reported at estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive income or loss, net of tax, until sold or an other-than-temporary impairment is recognized, at which point the cumulative unrealized gains or losses are transferred to the consolidated statement of operations.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Short-term investments, which consist of investments with original maturities between three months and one year, are reported at cost, which approximates fair value due to their short-term nature.

The Company’s other investments are comprised of an investment in a limited partnership which seeks to provide asset-backed debt investment in a variety of high-growth technology, life science and energy related companies. The Company has committed to a total investment of $500, of which the limited partnership has drawn down $159 through March 31, 2015. The Company has accounted for its investment in the limited partnership under the cost method as the underlying asset-back investments do not have readily determinable fair values and the Company does not exercise significant influence over the investee.

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

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

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

Rent expense for the Company’s office leases is recognized on a straight-line basis over the term of the lease.

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

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with three major U.S. domestic banking institutions. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At March 31, 2015 the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

The Company also has risk associated with the lack of geographic diversification due to the fact that Maison only underwrites policies in Louisiana. The Company insures personal property located in 63 of the 64 parishes in the State of Louisiana. As of March 31, 2015, these policies are concentrated within these parishes as follows: Jefferson Parish 19.7%, Saint Tammany Parish 14.8%, Orleans Parish 8.0%, and East Baton Rouge Parish 6.6%. No other parish individually has over 5.0% of the policies in force as of March 31, 2015. These remaining 58 parishes aggregate 50.9% of the total policies in force as of March 31, 2015.

Revenue Recognition:

Premium revenue is recognized on a pro rata basis over the term of the respective policy contract. Unearned premium reserves represent the portion of premium written that is applicable to the unexpired term of policies in force.

Service charges on installment premiums are recognized as income upon receipt of related installment payments and are reflected in other income.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

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

Premiums collected in advance occur when the policyholder premium is paid in advance of the effective commencement period of the policy and are recorded as a liability on the Company's consolidated balance sheets.

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

Fair Value of Financial Instruments:

The carrying values of certain financial instruments, including cash, short-term investments, accounts receivable and accounts payable approximate fair value due to their short-term nature. The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 14 below for further information on the fair value of the Company’s financial instruments.

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

Intangible Assets:

Intangible assets on our consolidated balance sheets represent a non-compete agreement and customer base asset associated with our acquisition of ClaimCor on January 2, 2015. We amortize identified intangible assets to expense over their estimated lives using the straight-line method. We evaluate intangible assets for impairment as events and circumstances change or at minimum, on an annual basis. See Note 9 below for further information on our identifiable intangible assets and the acquisition of ClaimCor.

Goodwill:

Goodwill on our consolidated balance sheets represents the amount paid in excess of the fair value for the net assets acquired in our purchase of ClaimCor, accounted for under FASB ASC Topic 805 – Business Combinations. Goodwill is not amortized to expense, but rather is analyzed for impairment on an annual basis or as events and circumstances change. As of March 31, 2015 and December 31, 2014 we have $211 and $0, respectively, of goodwill included in the accompanying consolidated balance sheets. As of March 31, 2015, we have determined that no impairment exists on our goodwill. See Note 9 below for further information on the goodwill resulting from our acquisition of ClaimCor.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

3. Recently Issued Accounting Standards

ASU 2015-02: Consolidation:

In February, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02: Consolidation (Topic 810): Amendments to the Consolidation Analysis.  The new standard is intended to improve various aspects of the consolidation guidance for legal entities such as limited partnerships and limited liability corporations. The guidance is effective for the Company beginning January 1, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position, or liquidity.

ASU 2015-01: Extraordinary and Unusual Items:

In January 2015, the “FASB” issued ASU 2015-01: Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Prior to this update, an entity was required to separately classify, present, and disclose transactions considered extraordinary if they met criteria based upon normality and frequency of occurrence. ASU 2015-01 eliminates the concept of extraordinary items, and this item will no longer require separate classification. The guidance is effective for the Company beginning January 1, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position, or liquidity.

4. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on fixed income securities at March 31, 2015 and December 31, 2014 is as follows.

As of March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government, government agencies and authorities	$597	$8	$—	$605
State municipalities and political subdivisions	545	4	—	549
Asset-backed securities and collateralized mortgage obligations	4,869	33	(2)	4,900
Corporate	7,041	70	(1)	7,110
Total fixed income securities	$13,052	$115	$(3)	$13,164

As of December 31, 2014
Fixed income securities:
U.S. government, government agencies and authorities	$141	$—	$—	$141
State municipalities and political subdivisions	295	—	—	295
Asset-backed securities and collateralized mortgage obligations	4,179	6	(7)	4,178
Corporate	5,900	10	(10)	5,900
Total	$10,515	$16	$(17)	$10,514

The table below summarizes the Company's fixed income securities at March 31, 2015 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value

One year or less	$319	$319
One to five years	7,961	8,029
Five to ten years	1,157	1,170
More than ten years	3,615	3,646
Total	$13,052	$13,164

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The following table highlights the aggregate unrealized loss position, by security type, of fixed income securities in unrealized loss positions as of March 31, 2015 and December 31, 2014. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions. There were 16 and 56 investments that were in unrealized loss positions as of March 31, 2015 and December 31, 2014, respectively.

	Less than 12 Months		Greater than 12 Months		Total
At March 31, 2015	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
U.S. government, gov’t agencies and authorities	$605	$—	$—	$—	$605	$—
State municipalities and political subdivisions	549	—	—	—	549	—
Asset-backed securities and collateralized mortgage obligations	4,900	(2)	—	—	4,900	(2)
Corporate	7,110	(1)	—	—	7,110	(1)
Total investments in fixed income securities	$13,164	$(3)	$—	$—	$13,164	$(3)

At December 31, 2014
Fixed income securities:
U.S. government, gov’t agencies and authorities	$141	$—	$—	$—	$141	$—
State municipalities and political subdivisions	295	—	—	—	295	—
Asset-backed securities and collateralized mortgage obligations	4,178	(7)	—	—	4,178	(7)
Corporate	5,900	(10)	—	—	5,900	(10)
Total investments in fixed income securities	$10,514	$(17)	$—	$—	$10,514	$(17)

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

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

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

Accordingly, all of the Company’s investments were in good standing and there were no write-downs for other-than-temporary impairments on the Company’s investments for the three months ended March 31, 2015 and 2014.

The Company does not have any exposure to subprime mortgage-backed investments. Net investment income for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Investment income:
Interest on fixed income securities	$52	$7
Interest on cash and cash equivalents	28	—
Gross investment income	80	7
Investment expenses	(2)	(3)
Net investment income	$78	$4

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

The impact of reinsurance treaties on the Company’s financial statements is as follows:

	Three months ended March 31,
	2015	2014
Premium written:
Direct	$8,021	$5,681
Ceded	(2,738)	(324)
Net premium written	$5,283	$5,357

Premium earned:
Direct	$8,599	$5,039
Ceded	(2,581)	(925)
Net premium earned	$6,018	$4,114

Losses and LAE incurred:
Direct	$628	$384
Ceded	1	—
Net losses and LAE incurred	$629	$384

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

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

DPAC as well as the related amortization expense associated with DPAC for the three months ended March 31, 2015 and 2014, is as follows:

	Three Months Ended March 31,
	2015	2014

Balance, January 1, net	$3,091	$1,925
Additions	1,363	998
Amortization	(1,526)	(881)
Balance, March 31, net	$2,928	$2,042

7. Loss and Loss Adjustment Expense Reserves

The Company continually revises its estimates of the ultimate financial impact of claims made. A significant degree of judgment is required to determine amounts recorded in the consolidated financial statements for the provision for loss and loss adjustment expense reserves. The process for establishing the provision for loss and loss adjustment expense reserves reflects the uncertainties and significant judgmental factors inherent in predicting future results of both known and unknown loss events. The process of establishing the provision for loss and loss adjustment expense reserves relies on the judgment and opinions of a large number of individuals, including the opinions of the Company's independent actuaries.

The Company's evaluation of the adequacy of loss and loss adjustment expense reserves includes a re-estimation of the liability for loss and loss adjustment expense reserves relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision for loss and loss adjustment expense reserves, net of amounts recoverable from reinsurers, for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014

Balance, January 1, gross of reinsurance	$1,211	$354
Less reinsurance recoverable related to loss and LAE expense reserves	(363)	—
Balance, January 1, net of reinsurance	848	354
Incurred related to:
Current year	630	461
Prior years	(1)	(77)
Paid related to:
Current year	(222)	(277)
Prior years	(488)	(56)
Balance, March 31, net of reinsurance	767	405
Plus reinsurance recoverable related to loss and LAE expense reserves	307	—
Balance, March 31, gross of reinsurance	$1,074	$405

For the quarter ended March 31, 2015, the Company reported $1 of favorable development for loss and loss adjustment expense reserves from prior accident years. This favorable development was primarily related to lower than expected reported claims subsequent to December 31, 2014 for losses incurred during 2014 and 2013. For the quarter ended March 31, 2014, the Company reported $77 of favorable development for loss and loss adjustment expense reserves from prior accident years. The favorable development reported for the prior year was due to lower than expected reported claims subsequent to December 31, 2013 for losses incurred during 2013.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

8. Income Taxes

Income tax benefit for the three months ended March 31, 2015 varies from the amount that would result by applying the applicable statutory federal income tax rate of 34% to income before income taxes primarily due to the impact of state income taxes as well as expenses recorded in the financial statements which are non-deductible for tax purposes. Income tax expense for the three months ended March 31, 2014 varies from the amount that would result by applying the applicable statutory federal income tax rate of 34% to income before income tax benefit primarily due to a tax benefit being recorded for a net operating loss carry forward in addition to state income tax expenses.

The Company carries a net deferred income tax asset of $599 and $263 at March 31, 2015 and December 31, 2014, respectively, all of which the Company believes is more likely than not to be fully realized based upon management's assessment of future taxable income. Significant components of the Company’s net deferred tax assets are as follows:

	March 31, 2015	December 31, 2014
Deferred income tax assets:
Loss and loss adjustment expense reserves	$7	$8
Unearned premium reserves	1,048	1,098
Net operating loss carryforwards	287	287
Other	566	202
Deferred income tax assets	$1,908	$1,595

Deferred income tax liabilities:
Deferred policy acquisition costs	$996	$1,051
State deferred taxes	274	281
Other	39	—
Deferred income tax liabilities	$1,309	$1,332

Net deferred income tax assets	$599	$263

As of March 31, 2015, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit).

9. Purchase of ClaimCor LLC

On January 2, 2015 the Company acquired a 100% interest in ClaimCor, a Florida domiciled independent adjusting company in order to complement the Company’s strategic plan and growth objectives by entering into the insurance services outsourcing industry. Under the terms of the membership interest purchase agreement, the purchase price was $323, paid by the Company, in cash, at closing. The Company has also recorded $15 in general and administrative expenses for professional fees related to the acquisition for the three months ended March 31, 2015. Pursuant to the purchase agreement, the previous managing members of ClaimCor entered into a non-compete agreement with the Company, whereby the members will not engage in, continue in, or carry on any business that competes with ClaimCor for a period of three years.

The ClaimCor purchase was accounted for under the acquisition method as outlined in ASC Topic 805 – Business Combinations. Under the acquisition method, the acquiring company is required to recognize the identifiable assets acquired and liabilities assumed at fair value as of the acquisition date. Excess purchase price, if any, over the fair value of the net assets acquired, is recognized as goodwill. The following table presents the estimated allocation of the purchase price to the net assets of ClaimCor as of January 2, 2015.

Cash	$18
Accounts receivable	132
Intangible asset: Non-compete agreement	9
Intangible asset: Customer base	43
Goodwill	211
Other assets	7
Total assets	$420

Accounts payable	89
Other liabilities	8
Total liabilities assumed	$97

Net assets acquired	$323

The Non-Compete and Customer base assets recognized upon the acquisition of ClaimCor will be amortized a period of three and five years, respectively. The Company recognized expense related to the amortization of these assets in the amount of $3 for the three months ended March 31, 2015.

Future expense related to the amortization of these assets is expected to be as follows:

Estimated amortization expense for the year ended:
December 31, 2015	$12
December 31, 2016	$12
December 31, 2017	$12
December 31, 2018	$8
December 31, 2019	$8

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

10. Net Earnings (Loss) Per Share

Net earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings (loss) per share for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Basic:
Net (loss) income	$(2,024)	$1,703
Less: beneficial conversion feature on convertible preferred shares	—	500
Net (loss) income attributable to common shareholders	(2,024)	1,203
Weighted average common shares outstanding	6,358,125	1,027,590
Basic (loss) earnings per common share	$(0.32)	$1.17

Diluted:
Net (loss) income	$(2,024)	$1,703
Less: beneficial conversion feature on convertible preferred shares	—	500
Net (loss) income attributable to common shareholders	(2,024)	1,203
Weighted average common shares outstanding	6,358,125	1,027,590
Dilutive stock options outstanding	—	—
Diluted weighted average common shares outstanding	6,358,125	1,027,590
Diluted (loss) earnings per common share	$(0.32)	$1.17

The following potentially dilutive securities outstanding at March 31, 2015 and 2014 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	March 31,
	2015	2014
Options to purchase common stock	210,489	196,334
Warrants to purchase common stock	1,906,875	406,875
	2,117,364	603,209

11. Common Stock Options and Warrants

The Company has established a stock option incentive plan for employees and directors of the Company (the “Plan”). The purpose of the Plan is to create incentives designed to motivate recipients to significantly contribute toward the Company’s growth and profitability, as well as attract and retain persons of outstanding competence, and provide such persons with an opportunity to acquire an equity interest in the Company. As of March 31, 2015 there were 177,456 shares available for issuance under the Plan.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

There were no grants, exercises, or cancellations of the Company’s stock options for the three months ended March 31, 2015. The following table summarizes the Company’s stock options outstanding as of March 31, 2015.

Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
02 /28/2014	8.00	06 /15/2015	0.2	33,033	33,033
03 /31/2014	8.00	03 /31/2019	4.0	163,301	104,512
04 /04/2014	8.69	04 /04/2019	4.0	14,155	7,359
			Total	210,489	144,904

On March 12, 2015, the Company amended the option originally issued to our President and CEO, Mr. Doug Raucy on February 28, 2014, to extend the expiration date from March 15, 2015 to June 15, 2015, provided that Mr. Raucy is employed by the Company on the date of exercise.

Total stock based compensation expense for the quarters ended March 31, 2015 and 2014 was $6 and $0, respectively. As of March 31, 2015, total unrecognized stock compensation expense of $71 remained, which will be recognized ratably through March 31, 2018.

For the three months ended March 31, 2015, the Company issued a warrant to purchase 1,500,000 shares of our common stock to 1347 Advisors LLC. See Note 12 – Related Party Transactions for further details on the issuance of this warrant. The following table summarizes the Company’s warrants outstanding as of March 31, 2015.

Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding and Exercisable
03 /31/2014	9.60	03 /30/2019	4.0	312,500
03 /31/2014	10.00	03 /31/2019	4.0	94,375
02 /24/2015	15.00	02 /24/2022	6.9	1,500,000
			Total	1,906,875

12. Related Party Transactions

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

Amounts due to related parties represent amounts due to the Company’s former parent, KAI, or companies affiliated with KAI. Prior to the Company’s IPO on March 31, 2014, the Company operated as wholly owned subsidiary of KAI. As a result of this relationship, KAI had advanced the Company funds consisting of payments made directly to third parties on the Company’s behalf as well as allocated inter-company expenses for various shared-services and support. As of March 31, 2015, the Company owed KAI and its affiliates approximately $96 under this arrangement relating to 2014. The Company did not incur any additional charges under this arrangement for the three months ended March 31, 2015.

As of March 31, 2015, KFSI and its subsidiaries retained a 16.9% interest of the Company’s outstanding common shares.

Termination of Management Services Agreement

On February 11, 2014, the Company entered into the Management Services Agreement ("MSA") with 1347 Advisors, LLC ("Advisors"), a wholly owned subsidiary of KAI, which provided for certain services that Advisors would provide to the Company, including forecasting, analysis of capital structure and reinsurance programs, consultation in future restructuring or capital raising transactions, and consultation in corporate development initiatives. For the services performed, Advisors was paid a monthly fee equal to 1% of the Company's direct written premiums, as defined in the MSA. Prior to the termination of this agreement as discussed below, the Company incurred an expense of $22 under the terms of the MSA for the quarter ended March 31, 2015.

The Company entered into an Agreement to Buyout and Release (the “Buyout”) with Advisors which terminated the MSA on February 24, 2015. In consideration of Advisors agreeing to voluntarily terminate the MSA, the Company (i) made a cash payment in the amount of $2,000 to Advisors; (ii) executed and delivered the Performance Shares Grant Agreement to Advisors (as described below); (iii) issued to Advisors 120,000 shares of Series B Preferred Stock of the Company (“Preferred Shares”, described below); and (iv) executed and delivered to Advisors a warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of fifteen dollars per share. The Warrant expires seven years from date of issuance. Under the terms of the Warrant, the Company will not issue any shares of Common Stock otherwise due upon exercise of the Warrant (the “Warrant Shares”) to the extent that after giving effect to such issuance of Warrant Shares any holder of the Warrant, together with its affiliates, beneficially own or control the right to vote in excess of 19.9% of the Company’s total shares of Common Stock outstanding after giving effect to such issuance, unless and until the Company obtains stockholder approval permitting such issuance in accordance with the applicable rules of the Nasdaq Stock Market (“Stockholder Approval”).

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

If Stockholder Approval is not obtained at the annual meeting of stockholders of the Company to be held on May 29, 2015, the Company shall cause the Registration Rights Agreement, dated February 28, 2014, by and between KAI and the Company (the “Registration Rights Agreement”) to be amended to provide that (i) the holder of the Warrant is granted a demand registration right thereunder with respect to the resale by the holder of the Warrants, which demand registration may, at the option of holder, be for the Company to file a shelf registration statement that permits the resale of the Warrants from time to time thereunder, (ii) the Company is required to include the Warrants in any shelf registration statement that the Company files after the date of such amendment and (iii) if the holder of Warrants exercises its demand registration right under such amended Registration Rights Agreement with respect to the Warrants, the Holder shall pay all expenses (including the Company’s expenses) relating to the registration of such Warrants.

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

Unless redeemed earlier by the Company as discussed below, with the written consent of the holders of the majority of the Preferred Shares then outstanding, the Company will be required to redeem the Preferred Shares then outstanding on February 24, 2020 (the “Mandatory Redemption Date”), for a redemption amount equal to twenty five dollars per share outstanding plus all accrued and unpaid dividends on such shares. The Company has the option to redeem the Preferred Shares prior to the Mandatory Redemption Date immediately prior to the consummation of any change in control of the Company that may occur.

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

Accounting Treatment of the Buyout Transaction

As a result of the termination of the MSA agreement, the Company recognized total expenses in the amount of $5,421 for the quarter ended March 31, 2015 as follows:

Three Months ended 03/31/15
Cash paid	$2,000
Issuance of Series B Preferred Shares	2,311
Issuance of Warrants and Performance Shares	1,010
Professional fees incurred in connection with the Buyout	100
Total loss on termination of MSA	$5,421

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the Preferred Shares have a mandatory redemption date of February 24, 2020, the guidance required that we classify the Preferred Shares as a liability on our Consolidated Balance Sheet as of March 31, 2015, as opposed to recording the value of the shares in equity. The resulting liability was recorded at a discount to the $3,000 ultimate redemption amount of the Preferred Shares based upon an analysis of the cash payments expected to occur under the terms of the Preferred Shares discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $1,889 will be charged to interest expense through February 24, 2020 using the effective interest method.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The Company applied the guidance outlined in ASC 505-50 – Equity-Based Payments to Non-Employees in recording the issuance of the Warrants and Performance Shares by recognizing an increase to equity for the estimated fair value for both instruments for the three months ended March 31, 2015. We estimated the fair value of the Warrants on grant date based upon the Black-Scholes option pricing model. Significant assumptions used in determining the fair value of the Warrants are as follows:

Risk-free interest rate	1.79%
Dividend yield	—
Expected volatility	23.7%
Expected term (in years)	7

We utilized a Monte Carlo simulation model to determine the estimated fair value of the Performance Shares due to the fact that shares are only issuable based upon the achievement of certain market conditions. This pricing model uses multiple simulations to evaluate the probability of achieving the market conditions, as well as a number of other inputs (some of which are Level 3 inputs as defined by the FASB) with respect to the expected volatility and dividend yield (among other inputs) of the Company’s common shares.

Based upon these models, the estimated fair value of both the Warrants and Performance Shares was determined to be $1,010 on the date of grant.

13. Accumulated Other Comprehensive Income (Loss)

The table below details the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Unrealized gains (losses) on available-for-sale securities:
Balance, January 1	$(1)	$—
Other comprehensive income (loss) before reclassifications	75	(3)
Amounts reclassified from accumulated other comprehensive income	—	—
Net current-period other comprehensive income (loss)	75	(3)
Balance, March 31	$74	$(3)

14. Fair Value of Financial Instruments

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

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The FASB has issued guidance that defines fair value as the exchange price that would be received for and asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires and entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.
•	Level 2 – inputs to the valuation methodology which include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly for substantially the full-term of the financial instrument.
•	Level 3 – inputs to the valuation methodology which are unobservable and significant to the measurement of fair value.

Financial instruments measured at fair value as of March 31, 2015 and December 31, 2014 in accordance with this guidance are as follows.

March 31, 2015	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. government, government agencies and authorities	$—	$605	$—	$605
State municipalities and political subdivisions	—	549	—	549
Asset-backed securities and collateralized mortgage obligations	—	4,900	—	4,900
Corporate	—	7,110	—	7,110
Total investments in fixed income securities	—	13,164	—	13,164
Short-term investments	101	—	—	101
Total	$101	$13,164	$—	$13,265

December 31, 2014
Fixed income securities:
U.S. government, government agencies and authorities	$—	$141	$—	$141
State municipalities and political subdivisions	—	295	—	295
Asset-backed securities and collateralized mortgage obligations	—	4,178	—	4,178
Corporate	—	5,900	—	5,900
Total investments in fixed income securities	—	10,514	—	10,514
Short-term investments	2,198	—	—	2,198
Total	$2,198	$10,514	$—	$12,712

15. Commitments and Contingencies

Legal Proceedings:

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any litigation or legal proceeding that, individually or in the aggregate, in the current opinion of management, could have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Operating Lease Commitments:

As of March 31, 2015, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ended March 31,
2016	$192
2017	198
2018	188
2019	139
2020 and thereafter	83
$800

16. Subsequent Events

On May 13, 2015 the Company was notified by the Texas Department of Insurance (“TDI”) that a Certificate of Authority (“COA”) has been granted to our insurance subsidiary, Maison.  The COA is conditioned upon certain restrictions and requirements as outlined by the TDI, including the pledge of various securities totaling $2,000, which Maison deposited with the State of Texas on May 12, 2015.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

$ amounts in thousands, except per share data

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on form 10-Q and in our Annual Report for the year ended December 31, 2014 on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2015.

Unless context denotes otherwise, the terms “Company,” “we,” “us,” and “our,” refer to 1347 Property Insurance Holdings, Inc., and its subsidiaries.

Cautionary Note about Forward-Looking Statements

This section of this quarterly report contains forward-looking statements that involve risks and uncertainties, such as statement of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Such forward-looking statements related to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events to differ materially from those anticipated, including the matters discussed under Item 1A. Risk Factors on the Company’s Form 10-K for the year ended December 31, 2014. We disclaim any obligation to update or revise any forward-looking statements as a result of new information, future events, or for any other reason.

Overview

1347 Property Insurance Holdings, Inc. was incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc. We changed our legal name to 1347 Property Insurance Holdings, Inc., on November 19, 2013. As of March 31, 2015, the Company held all of the capital stock of its three subsidiaries: Maison Insurance Company ("Maison"), Maison Managers Inc. ("MMI"), and ClaimCor LLC (“ClaimCor”).

Prior to March 31, 2014, the Company was a wholly owned subsidiary of Kingsway America Inc. ("KAI"). KAI is a wholly owned subsidiary of Kingsway Financial Services Inc. ("KFSI"), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering (“IPO”) of its common stock. On June 13, 2014, the Company completed a follow-on offering of its common stock to the public. Through the combination of the Company’s IPO and follow-on offering, the Company issued approximately five million shares of its common stock. As of March 31, 2015 KAI and companies affiliated with KAI held approximately 1.1 million shares of our common stock equivalent to 16.9% of our outstanding shares.

We began providing property and casualty insurance to individuals in Louisiana in December 2012. Our insurance offerings currently include homeowners insurance, manufactured home insurance and dwelling fire insurance. We write both full peril property policies as well as wind/hail only exposures and we distribute our policies through independent insurance agents.

We currently distribute our insurance policies through a network of more than 133 independent agents licensed to sell full-peril policies as well as 27 independent agents licensed to sell manufactured home policies. These agents typically represent several insurance companies in order to provide various insurance product lines to their clients. We refer to the policies we write through independent agents as voluntary policies.

We have also participated in the “take-out” program implemented by Louisiana Citizens Property Insurance Company (“Citizens”). As the State of Louisiana has not historically been in the business of serving as an insurer, this program was implemented to reduce the number of properties insured by Citizens. Under the take-out program, state-approved insurance companies such as Maison, have the opportunity to assume insurance policies written by Citizens. It has been Maison’s practice to date to participate in such take-out programs, and Maison plans to continue doing so from time to time in the future. We have participated in the last three rounds of take-outs from Citizens, occurring on December 1st of each year.

As of March 31, 2015, we had 22,268 policies in-force. Of these policies in-force, approximately 33% were obtained from take-out policies from Louisiana Citizens Property Insurance Company (“Citizens”) and approximately 67% were voluntary policies obtained from our independent agency network.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

$ amounts in thousands, except per share data

From all sources of distribution, the in-force policy count at March 31, 2015 and December 31, 2014 was as follows:

	Policies in-force as of
Source of Policies	Mar 31, 2015	Dec 31, 2014
Citizens Round VI Takeout (12/1/2012)	2,246	2,278
Citizens Round VII Takeout (12/1/2013)	3,150	3,233
Citizens Round VIII Takeout (12/1/2014)	1,968	2,079
Total Takeout Policies in Force	7,364	7,590
Voluntary Policies	14,904	13,806
Total Policies in Force	22,268	21,396

We process claims made by our policyholders through various third-party claims adjusting companies which includes our wholly owned subsidiary, ClaimCor, which we acquired on January 2, 2015. Our independent agents have no authority to settle claims or otherwise exercise control over the claims process. We believe that the retention of independent adjusters, in addition to the employment of salaried claims personnel, results in reduced loss payments, lower loss, lower loss adjustment expenses (“LAE”) and improved customer service for our policyholders.

MMI serves as the Company’s management services subsidiary, known as a managing general agency. MMI earns commissions and a $25 per policy fee for providing policy administration, marketing, reinsurance contract negotiation, and accounting and analytical services. Both Maison and MMI are licensed by and subject to the regulatory oversight of the Louisiana Department of Insurance (“LDI”).

On January 2, 2015 the Company acquired a 100% interest in ClaimCor, LLC, a Florida domiciled independent adjusting company in order to complement the Company’s strategic plan and growth objectives by entering into the insurance services outsourcing industry.

On May 13, 2015 the Company was notified by the Texas Department of Insurance (“TDI”) that a Certificate of Authority (“COA”) has been granted to our insurance subsidiary, Maison.  The COA is conditioned upon certain restrictions and requirements as outlined by the TDI, including the pledge of various securities totaling $2,000, which Maison deposited with the State of Texas on May 12, 2015.

The Company operates in a single segment – property and casualty insurance.

Non U.S.-GAAP Financial Measures

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

Critical Accounting Policies

See Note 2 – “Significant Accounting Policies” in the Notes to our consolidated financial statements for the quarter ended March 31, 2015 included in Item 1 of the Quarterly Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

$ amounts in thousands, except per share data

New Accounting Pronouncements

See Note 3 – “Recently Issued Accounting Standards” in the Notes to our consolidated financial statements for the quarter ended March 31, 2015 included in Item 1 of the Quarterly Report on Form 10-Q for a discussion of the recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition

As of March 31, 2015 compared to December 31, 2014

Investments

The Company's investments in fixed income securities are classified as available-for-sale and are reported at estimated fair value. The Company held an investments portfolio comprised primarily of fixed income securities issued by the U.S. Government, government agencies and high quality corporate issuers. The portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by Maison’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk. Investments held by the Company's insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments.

The table below summarizes, by type, the Company’s investments as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government, government agencies and authorities	$605	4.5%	$141	1.1%
State municipalities and political subdivisions	549	4.1%	295	2.3%
Asset-backed securities and collateralized mortgage obligations	4,900	36.5%	4,178	32.9%
Corporate	7,110	53.0%	5,900	46.4%
Total fixed income securities	13,164	98.1%	10,514	82.7%
Short-term investments	101	0.8%	2,198	17.3%
Other Investments	159	1.1%	—	-%
Total investments	$13,424	100.0%	$12,712	100.0%

The Company’s other investments are comprised of an investment in a limited partnership which seeks to provide asset-backed debt investment in a variety of high-growth technology, life science and energy related companies. The Company has committed to a total investment of $500, of which the limited partnership has drawn down $159 through March 31, 2015. The Company has accounted for its investment in the limited partnership under the cost method as the underlying asset-back investments do not have readily determinable fair values and the Company does not exercise significant influence over the investee.

Liquidity and Cash Flow Risk

The table below summarizes the Company's fixed income securities by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	March 31, 2015		December 31, 2014
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total

One year or less	$319	2.4%	$179	1.7%
One to five years	8,029	61.0%	7,017	66.7%
Five to ten years	1,170	8.9%	903	8.6%
More than ten years	3,646	27.7%	2,415	23.0%
Total	$13,164	100.0%	$10,514	100.0%

At March 31, 2015, approximately 63.4% of the Company’s fixed income securities had contractual maturities of five years or less. The Company holds cash and high-grade short-term assets which, along with fixed income securities, management believes are sufficient in amount for the payment of loss and loss adjustment expense reserves and other operating subsidiary obligations on a timely basis. The Company may not be able to liquidate its investments in the event that additional cash is required to meet obligations to its policyholders, however, the Company believes that the high-quality, liquid investments in its portfolio provide it with sufficient liquidity.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

$ amounts in thousands, except per share data

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

At March 31, 2015 and December 31, 2014, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

	March 31, 2015		December 31, 2014
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$6,054	46.0%	$4,713	44.8%
Aa/Aa	1,252	9.5%	802	7.6%
A/A	4,869	37.0%	4,414	42.0%
BBB	989	7.5%	585	5.6%
Total fixed income securities	$13,164	100.0%	$10,514	100.0%

Other-Than-Temporary Impairment

The Company performs a quarterly analysis of its investment portfolio to determine if declines in market value are other-than-temporary. Further information regarding the Company's detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 4 - "Investments," in Item 1 of this quarterly report.

As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments for the three months ended March 31, 2015 and 2014.

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

At March 31, 2015, the gross unrealized losses for fixed income securities amounted to $3, and there were no unrealized losses attributable to non-investment grade fixed income securities. At both March 31, 2015 and December 31, 2014, all unrealized losses on individual investments were considered temporary. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

Cash and Cash Equivalents

Cash and cash equivalents increased $95 to $53,734 as of March 31, 2015 from $53,639 as of December 31, 2014. Before the impact of the termination of the MSA agreement (discussed in related party transactions below), cash flows from operating activities was $3,101. This amount was offset by $906 used by investment activities through our purchase of ClaimCor and certain purchases of long term fixed income securities, as well as a payment of $2,000 to 1347 Advisors LLC in connection with the termination of the MSA agreement.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

$ amounts in thousands, except per share data

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and other policy processing fees that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable and represent those costs related to acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC decreased $163, to $2,928 at March 31, 2015 from $3,091 at December 31, 2014.

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowance for credit losses, decreased by $435 to $1,651 as of March 31, 2015 from $2,086 as of December 31, 2014. Due to our participation in the Citizens take-out program on December 1, 2014, we had a balance due from Citizens in the amount of $528 as of December 31, 2014. This balance had been reduced to $180 as of March 31, 2015.

Ceded Unearned Premiums

Ceded Unearned Premiums represents the unexpired portion of premiums paid to the Company’s reinsurers. Ceded Unearned Premiums are charged to income over the terms of the respective policies and the applicable terms of the Company’s reinsurance contracts with third parties. Ceded unearned premiums increased $157 to $1,718 as of March 31, 2015 from $1,561 as of December 31, 2014.

Current Income Taxes Recoverable/Payable

Current income taxes recoverable were $620 as of March 31, 2015 compared to a current payable of $262 as of December 31, 2014 representing the estimate of both the Company’s state and federal income taxes to be recovered/due for the years ended December 31, 2015 and 2014, respectively, less estimated payments made during each year.

Net Deferred Income Taxes

Net deferred income taxes increased $336 to $599 as of March 31, 2015 compared to $263 as of December 31, 2014. Net deferred income taxes are comprised of approximately $1,908 and $1,595 of deferred tax assets, net of approximately $1,309 and $1,332 of deferred tax liabilities as of March 31, 2015 and December 31, 2014, respectively. The change in the net deferred tax asset is primarily due to the increase in the deferred tax assets related to the acquisition of ClaimCor.

Goodwill and Intangible Assets

On January 2, 2015, we acquired a 100% interest in ClaimCor, a Florida domiciled independent adjusting company in order to complement the Company’s strategic plan and growth objectives by entering into the insurance services outsourcing industry. Under the terms of the membership interest purchase agreement, the purchase price equaled $323, which we paid in cash, at closing. Pursuant to the purchase agreement, the previous managing members of ClaimCor entered into a non-compete agreement with us, whereby the members will not engage in, continue in, or carry on any business that competes with ClaimCor for a period of three years.

As a result of this purchase, we recorded goodwill in the amount of $211 on our balance sheet as of March 31, 2015. This goodwill will not be amortized but rather be subject to impairment testing on, at minimum, an annual basis. We also recognized the estimated fair value of the non-compete agreement and customer base assets as part of the ClaimCor acquisition at a combined total of $52 as of January 2, 2015. The non-compete agreement will be amortized over its 3-year contractual life, while the customer base asset will be amortized over 5 years. As of March 31, 2015, the combined carrying value of these two assets was $49.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

$ amounts in thousands, except per share data

Other Assets

Other assets increased $110, to $392 as of March 31, 2015 from $282 as of December 31, 2014. The major components of other assets, and the change therein, are shown below.

Other Assets	March 31, 2015	December 31, 2014	Change
Accrued interest on investments	$53	$37	$16
Claims adjusting fees receivable (ClaimCor)	34	—	34
Deposits and prepaid expenses	305	245	60
Total	$392	$282	$110

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, IBNR loss events and the related estimated loss adjustment expenses net of amounts expected to be recovered from reinsurance. The table below separates our loss reserves and LAE between IBNR and case specific estimates as of March 31, 2015 and December 31, 2014.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
March 31, 2015
Homeowners(1)	$540	$26	$566	$450	$1,016	$307
Special Property(2)	5	3	8	50	58	—
Total	$545	$29	$574	$500	$1,074	$307

December 31, 2014
Homeowners	$697	$48	$745	$400	$1,145	$363
Special Property	13	3	16	50	66	—
Total	$710	$51	$761	$450	$1,211	$363

(1) Homeowners refers to our multi-peril policies for traditional dwellings as well as mobile and manufactured homes.

(2) Special property includes both our Fire and Allied lines of business, which are primarily wind/hail only products.

For the quarter ended March 31, 2015, the Company reported $1 of favorable development for loss and loss adjustment expense reserves from prior accident years. This favorable development was primarily related to lower than expected reported claims subsequent to December 31, 2014 for losses incurred in 2014 and earlier. For the quarter ended March 31, 2014, the Company reported $77 of favorable development for loss and loss adjustment expense reserves from prior accident years. The favorable development reported for the prior year was due to lower than expected reported claims subsequent to December 31, 2013 for losses incurred during 2013.

The Company cannot predict whether loss and loss adjustment expense reserves will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. Any such development could have a material effect on the Company’s consolidated financial results for a given period.

Unearned Premium Reserves

Unearned premium reserves decreased $578 to $17,125 at March 31, 2015 compared to $17,703 at December 31, 2014. The following table outlines the change in unearned premium reserves by line of business.

	March 31, 2015	December 31, 2014	Change
Homeowners	$12,169	$12,120	$49
Special Property	4,956	5,583	(627)
Total	$17,125	$17,703	$(578)

The Company wrote more premium in the first quarter of 2015 when compared to 2014; $8,021 versus $5,681 direct written premium, respectively. However, on a direct basis, the Company earned $8,599 in premium for the first quarter of 2015, approximately $600 more than direct premiums written for the quarter, resulting in the decrease to unearned premium reserves.

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable increased $133 to $2,692 as of March 31, 2015 compared to $2,559 as of December 31, 2014, primarily as a result of the timing of payments due under our reinsurance programs. The bulk of the balance payable as of March 31, 2015 represents a $2,500 quarterly payment due under our catastrophe reinsurance program, which was paid in April, 2015.

Agent Commissions Payable

Agent commissions payable increased $124 to $447 at March 31, 2015 versus $323 as of December 31, 2014. As agent commissions are paid in arrears, this balance represents commissions owed to the Company’s independent agents on policies written throughout March 2015 and December 2014, respectively and corresponds directly with the increase in premiums written by our independent agents when comparing March 2015 to December 2014.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

$ amounts in thousands, except per share data

Premiums Collected in Advance

Premium deposits were $1,254 and $560 and represent cash the Company has received for policies which were not yet in-force as of March 31, 2015 and December 31, 2014, respectively.

Related Party Transactions

Amounts due to related parties decreased $49 to $96 as of March 31, 2015 from $145 as of December 31, 2014 which represent amounts due to the Company’s former parent, KFSI, or subsidiaries of KFSI. Prior to the Company’s IPO on March 31, 2014, the Company operated as wholly owned subsidiary of KFSI. As a result of this relationship, KFSI had advanced the Company funds consisting of payments made directly to third parties on the Company’s behalf as well as allocated inter-company expenses for various shared-services and support. The $96 balance due as of December 31, 2014 represents amounts owed to KFSI or its subsidiaries under this arrangement. As of January 1, 2015, we are no longer reliant on KFSI for support and other shared services and as such, charges for these services has ceased. We anticipate making payment of the remaining $96 owed as of March 31, 2015 sometime in the second quarter of 2015.

As of December 31, 2014, KFSI and its subsidiaries retained a 16.9% ownership interest in the Company’s outstanding common shares.

Termination of Management Services Agreement

On February 11, 2014, the Company entered into a Management Services Agreement ("MSA") with 1347 Advisors LLC ("Advisors"), a wholly owned subsidiary of KFSI, which provides for certain permanent services that Advisors provided to the Company, including forecasting, analysis of capital structure and reinsurance programs, consultation in potential future restructuring or capital raising transactions, and consultation in corporate development initiatives. For the services performed, Advisors was paid a monthly fee equal to 1% of the Company's direct written premiums, as defined in the MSA. For the quarter ended March 31, 2015, the Company incurred an expense of $22 under the terms of the MSA, prior to its termination, as discussed below.

The Company entered into an Agreement to Buyout and Release (the “Buyout”) with Advisors which terminated the MSA on February 24, 2015. In consideration of Advisors agreeing to voluntarily terminate the MSA, the Company (i) made a cash payment in the amount of $2,000 to Advisors; (ii) executed and delivered the Performance Shares Grant Agreement to Advisors (as described below); (iii) issued to Advisors 120,000 shares of Series B Preferred Stock of the Company (“Preferred Shares”, described below); and (iv) executed and delivered to Advisors a warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of fifteen dollars per share. The Warrant expires seven years from date of issuance. Under the terms of the Warrant, the Company will not issue any shares of Common Stock otherwise due upon exercise of the Warrant (the “Warrant Shares”) to the extent that after giving effect to such issuance of Warrant Shares any holder of the Warrant, together with its affiliates, beneficially own or control the right to vote in excess of 19.9% of the Company’s total shares of Common Stock outstanding after giving effect to such issuance, unless and until the Company obtains stockholder approval permitting such issuance in accordance with the applicable rules of the Nasdaq Stock Market (“Stockholder Approval”).

If Stockholder Approval is not obtained at the annual meeting of stockholders of the Company to be held on May 29, 2015, the Company shall cause the Registration Rights Agreement, dated February 28, 2014, by and between KAI and the Company (the “Registration Rights Agreement”) to be amended to provide that (i) the holder of the Warrant is granted a demand registration right thereunder with respect to the resale by the holder of the Warrants, which demand registration may, at the option of holder, be for the Company to file a shelf registration statement that permits the resale of the Warrants from time to time thereunder, (ii) the Company is required to include the Warrants in any shelf registration statement that the Company files after the date of such amendment and (iii) if the holder of Warrants exercises its demand registration right under such amended Registration Rights Agreement with respect to the Warrants, the Holder shall pay all expenses (including the Company’s expenses) relating to the registration of such Warrants.

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

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

$ amounts in thousands, except per share data

Unless redeemed earlier by the Company, as defined below, the Company will be required to redeem the Preferred Shares then outstanding on February 24, 2020 (the “Mandatory Redemption Date”), for an amount equal to twenty five dollars per share outstanding plus all accrued and unpaid dividends on such shares. The Company has the option to redeem the Preferred Shares prior to the Mandatory Redemption Date immediately prior to the consummation of any change in control of the Company that may occur.

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

Effect of Buyout on Financial Condition and Statement of Operations

Under the original MSA, the Company was required to pay Advisors a fee of 1% of written premiums on a monthly basis. The Company replaced this ongoing annuity through the Buyout with an up-front cash payment and other financial instruments which lead to a one-time charge of $5,421 to the Company’s Operations for the quarter ended March 31, 2015 as follows:

Three Months ended March 31, 2015
Cash paid	$2,000
Issuance of Series B Preferred Shares	2,311
Issuance of Warrants and Performance Shares	1,010
Professional fees incurred in connection with the Buyout(1)	100
Total loss on termination of MSA	$5,421

The issuance of the Warrants and Performance Shares associated with the Buyout had no net effect on the Company’s total shareholders’ equity as they both resulted in equal and offsetting charges to the Company’s retained earnings and additional paid-in capital. We estimated the fair value of the Warrants on grant date based upon the Black-Scholes option pricing model while we utilized a Monte Carlo model to determine the fair value of the Performance Shares due to the fact that shares are only issuable based upon the achievement of certain market conditions.

Due to the fact that that the Preferred Shares have a mandatory redemption provision requiring redemption on February 24, 2020, the Company was required to classify the Preferred Shares as a liability on our Consolidated Balance Sheet as of March 31, 2015, as opposed to recording the value of the shares in equity. The resulting liability was recorded at a discount to the $3,000 ultimate redemption amount of the Preferred Shares based upon an analysis of the cash payments expected to occur under the terms of the Preferred Shares discounted for the Company’s estimated cost of equity (13.9%). As a result, amortization in amount of $1,889 will be charged to interest expense through February 24, 2020 using the effective interest method.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

$ amounts in thousands, except per share data

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $327, to $1,884 as of March 31, 2015 from $1,557 as of December 31, 2014. The major components of accrued expenses and other liabilities, as well as the change therein, are shown below.

	March 31, 2015	December 31, 2014	Change
Accrued employee compensation	$420	$285	$135
Accrued professional fees	316	158	158
Unearned policy fees	136	150	(14)
Accrued premium taxes and assessments	787	776	11
Other accounts payable	225	188	37
Total	$1,884	$1,557	$327

Contractual Obligations

As of March 31, 2015, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ending March 31,	Amounts due under operating leases
2016	$192
2017	198
2018	188
2019	139
2020 and thereafter	83
Total	$800

Shareholders’ Equity

The primary drivers behind the changes to total shareholders’ equity for the three months ended March 31, 2015 were the issuances of the Warrants and Preferred Shares associated with the Buyout transaction as well as the net loss for the three months ended March 31, 2015 as shown below.

	Preferred Shares	Common Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2014	—	6,358,125	$47,637	$2,278	$(1)	$49,914
Stock compensation expense	—	—	6	—	—	6
Issuance of warrants and performance shares pursuant to Buyout	—	—	1,010	—	—	1,010
Net loss	—	—	—	(2,024)	—	(2,024)
Other comprehensive income	—	—	—	—	75	75
Balance, March 31, 2015	—	6,358,125	$48,653	$254	$74	$48,981

Results of Operations

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Direct Premiums Written

Direct premiums written increased $2,340 or 41%, to $8,021 for the three months ended March 31, 2015, compared to $5,681 for the same period in 2014. The following table shows our direct premiums written by line of business.

	Three Months Ended March 31,
Line of Business	2015	2014	Change
Homeowners	$5,839	$3,908	$1,931
Special Property	2,182	1,773	409
Direct Written Premium	$8,021	$5,681	$2,340

The increase in direct written premiums is primarily attributable to the organic growth in our independent agency voluntary production. Our independent agents wrote approximately $5,726 of premium for the quarter ended March 31, 2015 compared to approximately $4,039 for 2014. These increases were primarily from the number of new full peril policies written from the independent agency channel was approximately 1,400 policies in the current quarter compared to approximately 1,600 policies in the prior quarter. Additionally, we renewed 1,600 multi-peril policies from the independent agency channel in the first quarter 2015, compared to no renewals processed in first quarter 2014. Premium written from the Citizen’s take-out business was $2,295 for the first quarter of 2015 compared to $1,642 for the same period in 2014.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

$ amounts in thousands, except per share data

Ceded Premiums Written

Ceded premiums written increased to $2,738 for the three months ended March 31, 2015, compared to $324 for the first quarter 2014. This increase was primarily due to an increase in limits purchased in the excess of loss reinsurance program which increased from $9,500 for the treaty year ended May 31, 2014 to $69,000 for the treaty year ending May 31, 2015. We also purchase reinsurance for aggregate losses. The aggregate treaty increased in coverage from $13,000 to $20,000 for the treaty years ended May 31, 2014 and 2015, respectively.

Net Premium Earned

Net premium earned increased $1,904, to $6,018 for the quarter ended March 31, 2015, compared to $4,114 for the same period 2014. The following table shows our net premiums earned by line of business.

	Three Months Ended March 31,
Line of Business	2015	2014	Change
Homeowners	$4,224	$2,159	$2,065
Special Property	1,794	1,955	(161)
Net premium earned	$6,018	$4,114	$1,904

The increase in net premiums earned is due primarily to the increase in direct written premiums less premiums ceded as previously discussed. Premium earned on a direct and ceded basis is as shown in the following table.

	Three Months Ended March 31,
	2015	2014	Change
Direct premium earned	$8,599	$5,039	$3,560
Ceded premium earned	2,581	925	1,656
Net premium earned	$6,018	$4,114	$1,904

Other Income

Other income increased $249, to $304 for the quarter ended March 31, 2015, compared to $55 for the same period in 2014. The increase is primarily due to the inclusion of ClaimCor in our consolidated financial statements. ClaimCor generated $249 in claim adjusting revenue for the quarter ended March 31, 2015. As we acquired ClaimCor on January 2, 2015, there was no comparable revenue for the same quarter of 2014.

Net losses and loss adjustment expenses

Net losses and LAE represent both actual payments made and changes in estimated future payments to be made to our policyholders. Net losses and LAE increased $245, to $629 for the first quarter 2015, compared to $384 for the first quarter 2014.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

$ amounts in thousands, except per share data

The loss ratio (net losses and LAE divided by net premiums earned) for the three months ended March 31, 2015 was 10.4% compared to 9.3% for the same prior period. Net Losses and LAE for Q1 2014 include the benefit of a release of prior accident year loss reserves (redundancy) in the amount of $77, which had the effect of decreasing the loss ratio by two percentage points. There was no such comparable benefit in the current quarter. The following table sets forth the components of our losses and loss ratios for the periods presented.

	Three Months Ended March 31,
	2015		2014
	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)
Core Loss(1)	$630	10.4%	$461	11.2%
Catastrophe Loss – Current Accident Year(2)	—	-%	—	-%
Prior Period Redundancy(3)	(1)	-%	(77)	1.9%
Total	$629	10.4%	$384	9.3%

(1)	We define Core Loss as net losses and LAE less the sum of Catastrophe losses and prior period redundancy.
(2)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25 million of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a Catastrophe as a PCS event where our estimated cost exceeds $1,500.
(3)	Redundancy is the amount of ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred acquisition costs for the first quarter 2015 was $1,526, which was $645 higher than in the first quarter 2014 which correlates directly with our earned premium. Deferred policy acquisition cost amortization includes items such as commissions earned by our agents, premium taxes, assessments, and policy processing fees.

General and Administrative Expenses

General and administrative expenses as a percentage of net premium earned was 30.0% for the first quarter of 2015 compared to 14.6% for 2014. The increase in this ratio is primarily due to various costs associated with being a publicly held company (for example, legal fees related to our quarterly SEC filings and first annual shareholders meeting to be held in May 2015, as well as quarterly Board of Directors fees) for which there were no comparable charges in the same quarter of 2014, when we operated as a subsidiary of KAI. We also incurred one-time fees in the first quarter of 2015 for professional services with respect to the acquisition of ClaimCor. Furthermore, due to the inclusion of ClaimCor in our consolidated financial statements for 2015, we incurred $169 in general and administrative expenses associated with fees paid to third party adjusters. As our acquisition of ClaimCor occurred on January 2, 2015, there was no comparable expense for the first quarter 2014. Salaries and benefits expense also increased quarter over quarter; by $454 as we increased our staff from an average of five employees during the first quarter of 2014 to fifteen employees as of March 31, 2015.

General and administrative expenses increased by approximately $1,204 when compared to the same quarter in 2014, as shown in the following table.

	Three Months Ended March 31,
General & Administrative Expense	2015	2014	Change

Salaries and benefits	$696	$242	$454
Professional fees	431	211	220
Independent Adjuster Fees (ClaimCor)	169	—	169
Director’s fees	60	—	60
Corporate insurance	75	9	66
Surveys and underwriting reports	96	37	59
Office rent	48	16	32
Travel expenses	72	19	53
Other	158	67	91
Total	$1,805	$601	$1,204

Loss on Termination of Management Services Agreement

Upon the termination of the MSA with 1347 Advisors, we recorded a loss of $5,421, representing the estimated fair value of the cash, warrants, preferred shares and performance shares paid to Advisors. See “Related Party Transactions” in the Analysis of Financial Condition above for further information on the termination of the MSA.

Income Tax (Benefit) Expense

Income tax benefit for the three months ended March 31, 2015 was $957 compared to an expense of $604 for the same period 2014. The effective rate for income taxes was 32.1% for Q1 2015 compared to 26.2% for Q1 2014. The primary cause of the change in effective rate was due to a non-recurring tax benefit for net operating loss adjustments in 2014 related to the Company’s departure from its prior Parent’s consolidated tax group.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

$ amounts in thousands, except per share data

Net (Loss) Income

As a result of the foregoing, the Company’s net loss for the first quarter 2015 was $2,024 compared with net income of $1,703 for the first quarter 2014.

Beneficial Conversion Feature

On January 23, 2014, Fund Management Group LLC, an entity of which the Company's Chairman of the Board, Gordon G. Pratt, is a Managing Member and controlling equity holder, invested $2,000 in the Company in exchange for 80,000 Series A Convertible Preferred Shares ("Series A Shares") of the Company. At the time of the issuance, the value of the common stock into which the Series A Shares was convertible had a fair value greater than the $2,000 proceeds for the issuance. Accordingly, the Company recorded a beneficial conversion feature on the Series A Shares of $500 for the quarter ended March 31, 2014, which was equivalent to the amount by which the estimated fair value of the common stock issuable upon the conversion of the Series A Shares exceeded the proceeds received upon issuance of the shares. On March 31, 2014 the Preferred Shares were converted into 312,500 shares of the Company’s common stock.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, capital-raising transactions, investment maturities and income and other returns received on investments. Cash provided from these sources is used primarily for loss and LAE payments as well as other operating expenses. The timing and amount of payments for net losses and loss adjustment expenses may differ materially from the Company's provisions for loss and loss adjustment expense reserves, which may create increased liquidity requirements.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
Summary of Cash Flows	2015	2014
Net cash provided by operating activities	$1,001	$4,564
Net cash used by investing activities	(906)	(3,241)
Net cash provided by financing activities	—	2,000
Net increase in cash and cash equivalents	$95	$3,323

Three months ended March 31, 2015

For the quarter ended March 31, 2015, the net cash provided by operating activities as reported on our consolidated statement of cash flows was $1,001. The source of cash was primarily from the collection of $9,148 in written policyholder premiums in the quarter. This amount was reduced by the payment of ceded reinsurance premiums of $2,605, the payment of losses and loss adjustment expenses (net of subrogation recoveries) of $548, the one-time cash payment of $2,000 to Advisors pursuant to the termination of the MSA, commissions paid to our agents equaling $908, wages and salaries paid to our employees equaling $486, payments to various local and federal regulators for premium and income taxes and assessments in the amount of $441, and other net operating payments of $1,159.

The net cash used by investing activities as reported on our consolidated statements of cash flows was $906, primarily due to our acquisition of ClaimCor and purchase of fixed income securities for our investments portfolio. As a result of the foregoing, our net increase in cash and cash equivalents for the first quarter 2015 was $95.

Three months ended March 31, 2014

For the quarter ended March 31, 2014, net cash provided from operating activities as reported on our consolidated statements of cash flows was $4,564. This source of cash can be explained by our net income of $1,703 for the quarter, accompanied by a decrease in premiums receivable of $1,992 (due to the receipt of premiums due from Citizens related to the December 2013 take-out), and increase in unearned premium reserves in the amount of $643 (due to policy growth in the quarter), a decrease in ceded unearned premiums of $600 (due to the earnings process of ceded premiums previously paid), as well as a payment of $1,736 to our former parent company (and its affiliated companies) for shared services and other intercompany charges that had accumulated since our inception in October 2012.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

$ amounts in thousands, except per share data

Net cash used by investing activity for the three months ended March 31, 2014 was $3,241, driven by the purchase of fixed income securities and short term investments. Net proceeds from financing activities was $2,000 for the quarter; a result of proceeds received from the issuance of Series A Convertible Preferred shares to Fund Management Group, LLC.

As a result of the foregoing, our net increase in cash and cash equivalents for the first quarter 2014 was $3,323.

Regulatory Capital

In the United States, a risk-based capital (“RBC”) formula is used by the national Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including Louisiana, the domiciliary state of our insurance subsidiary, Maison, have adopted the NAIC RBC requirements. In general, insurers reporting surplus with respect to policyholders below 200% of the authorized control level, as defined by the NAIC, on December 31st of the previous year are subject to varying levels of regulatory action, which may include discontinuation of operations. As of March 31, 2015, Maison’s reported surplus was $16,032, considered to be in the “no action” level by the Louisiana Department of Insurance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of March 31, 2015. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

During the quarter ended March 31, 2015, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any litigation or legal proceeding that, individually or in the aggregate, in the current opinion of management, could have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 26, 2015.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

$ amounts in thousands, except per share data

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Equity Securities

On December 1, 2014 our Board of Directors approved a share repurchase program for up to 500,000 shares of our common stock. The Company has not yet repurchased any shares of its common stock under this program as of May 14, 2015, however we anticipate repurchases to be made periodically at our discretion through the twelve months ending December 31, 2015. Our decisions around the timing, volume, and nature of the share repurchases will be dependent upon market conditions, applicable securities laws, as well as other factors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Certificate of Designation of Series B Preferred Shares dated February 24, 2015 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
4.1	Certificate of Series B Preferred Shares (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
4.2	Warrant to purchase shares of Common Stock (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
10.1	Agreement to Buyout and Release dated February 24, 2015 between the Company and 1347 Advisors LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
10.2	Performance Shares Grant Agreement dated February 24, 2015 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
10.3	Second Amendment to Option Agreement, dated March 13, 2015 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 17, 2015)*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Denotes management contracts or compensatory plans or arrangements

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	May 14, 2015	By:	/s/ Douglas N. Raucy
Douglas N. Raucy, President, Chief Executive Officer and Director
(principal executive officer)

Date:	May 14, 2015	By:	/s/ John S. Hill
John S. Hill, Vice President and Chief Financial Officer
(principal financial and accounting officer)

