Form 10-Q
period 2015-06-30
1347 Property Insurance Holdings, Inc.
filed 2015-08-13
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

The number of shares outstanding of the registrant's common stock as of August 12, 2015 was 6,265,326.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1347 PROPERTY INSURANCE HOLDINGS INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands)
	June 30, 2015 (unaudited)	December 31, 2014
Assets
Investments:
Fixed income securities, at fair value (amortized cost of $16,111 and $10,515, respectively)	$16,100	$10,514
Short-term investments, at cost which approximates fair value	713	2,198
Other investments, at cost	159	—
Total investments	16,972	12,712
Cash and cash equivalents	52,533	53,639
Deferred policy acquisition costs, net	3,417	3,091
Premiums receivable, net of allowance for doubtful accounts of $8 and $3, respectively	2,188	2,086
Ceded unearned premiums	2,416	1,561
Reinsurance recoverable	108	363
Current income taxes recoverable	1,108	—
Net deferred income taxes	635	263
Property and equipment, net	223	237
Goodwill	211	—
Intangible assets, net of accumulated amortization of $6 and $0, respectively	46	—
Other assets	534	282
Total Assets	$80,391	$74,234

Liabilities and Shareholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$1,458	$1,211
Unearned premium reserves	20,197	17,703
Ceded reinsurance premiums payable	3,442	2,559
Agent commissions payable	650	323
Premiums collected in advance	1,608	560
Due to related party	—	145
Current income taxes payable	—	262
Accrued expenses and other liabilities	2,058	1,557
Series B Preferred Shares, $25.00 par value, 1,000 shares authorized, 120 and zero shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,420	—
Total Liabilities	$31,833	$24,320

Shareholders’ Equity:
Common stock, $0.001 par value; 10,000 shares authorized; 6,358 issued and outstanding at June 30, 2015 and December 31, 2014	$6	$6
Additional paid-in capital	48,663	47,631
Retained earnings	129	2,278
Accumulated other comprehensive income (loss)	(7)	(1)
	48,791	49,914
Less: treasury stock at cost, 28 and zero shares as of June 30, 2015 and December 31, 2014, respectively	(233)	—
Total Shareholders’ Equity	48,558	49,914
Total Liabilities and Shareholders’ Equity	$80,391	$74,234

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands, except per share data) (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Net premiums earned	$6,251	$4,740	$12,269	$8,854
Net investment income	79	24	157	28
Other income	155	65	459	120
Total revenue	6,485	4,829	12,885	9,002

Expenses:
Net losses and loss adjustment expenses	3,017	1,175	3,646	1,559
Amortization of deferred policy acquisition costs	1,571	1,100	3,097	1,981
General and administrative expenses	1,985	1,500	3,790	2,101
Loss on termination of Management Service Agreement	—	—	5,421	—
Accretion of discount on Series B Preferred Shares	109	—	109	—
Total expenses	6,682	3,775	16,063	5,641

(Loss) Income before income tax (benefit) expense	(197)	1,054	(3,178)	3,361
Income tax (benefit) expense	(72)	438	(1,029)	1,042
Net (loss) income	(125)	616	(2,149)	2,319
Less: beneficial conversion feature on convertible preferred shares	—	—	—	500
Net (loss) income attributable to common shareholders	$(125)	$616	$(2,149)	$1,819

(Loss) Earnings per share – net (loss) income attributable to common shareholders:
Basic	$(0.02)	$0.15	$(0.34)	$0.71
Diluted	$(0.02)	$0.15	$(0.34)	$0.70
Weighted average common shares outstanding (in ‘000s)
Basic	6,355	4,052	6,357	2,548
Diluted	6,355	4,135	6,357	2,598

Consolidated Statements of Comprehensive (Loss) Income

Net (loss) income	$(125)	$616	$(2,149)	$2,319
Unrealized gains (losses) on fixed income securities	(81)	13	(6)	10
Comprehensive (loss) income	$(206)	$629	$(2,155)	$2,329

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (in thousands, except share data)
	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance, January 1, 2014	—	$—	1,000,000	$1	—	—	$8,749	$(868)	$—	$7,882
Issuance of convertible preferred shares	80,000	2,000	—	—	—	—	—	—	—	2,000
Beneficial conversion feature on preferred shares	—	—	—	—	—	—	500	(500)	—	—
Common shares issued upon conversion of preferred shares	(80,000)	(2,000)	312,500	—	—	—	2,000	—	—	—
Issuance of common shares	—	—	5,045,625	5	—	—	36,256	—	—	36,261
Stock compensation expense	—	—	—	—	—	—	126	—	—	126
Net income	—	—	—	—	—	—	—	3,646	—	3,646
Other comprehensive loss	—	—	—	—	—	—	—	—	(1)	(1)
Balance, December 31, 2014	—	$—	6,358,125	$6	—	$—	$47,631	$2,278	$(1)	$49,914

Stock compensation expense	—	—	—	—	—	—	22	—	—	22
Issuance of performance shares and warrants pursuant to MSA termination	—	—	—	—	—	—	1,010	—	—	1,010
Repurchases of common stock	—	—	(27,993)	—	27,993	(233)	—	—	—	(233)
Net loss	—	—	—	—	—	—	—	(2,149)	—	(2,149)
Other comprehensive income	—	—	—	—	—	—	—	—	(6)	(6)
Balance, June 30, 2015	—	$—	6,330,132	$6	27,993	$(233)	$48,663	$129	$(7)	$48,558

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six months ended June 30,
	2015	2014
Cash provided by (used in):
Operating activities:
Net income (loss)	$(2,149)	$2,319
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Issuance of Preferred Shares, Performance Shares, and Warrants pursuant to MSA termination transaction	3,321	—
Amortization of Preferred Shares issued pursuant to MSA termination transaction	109	—
Net deferred income taxes	(369)	155
Stock compensation expense	22	108
Depreciation expense	26	—
Changes in operating assets and liabilities:
Premiums receivable	(102)	2,152
Ceded unearned premiums	(855)	(488)
Deferred policy acquisition costs	(326)	(685)
Loss and loss adjustment expense reserves (net of reinsurance recoverable)	502	79
Premiums collected in advance	1,048	818
Due to related party	(145)	(2,431)
Unearned premium reserve	2,494	3,389
Ceded reinsurance premiums payable	883	2,528
Current income taxes payable	(1,370)	462
Other, net	618	725
Net cash provided by operating activities	3,707	9,131

Investing activities:
Purchase of furniture and equipment	(6)	—
Acquisition of entity, net of cash acquired	(305)	—
Purchases of fixed income securities	(5,696)	(5,505)
Net proceeds from (purchases of) short-term investments	1,586	(103)
Purchase of other investments	(159)	—
Net cash used by investing activities	(4,580)	(5,608)

Financing activities:
Proceeds from issuance of preferred stock, net	—	2,000
Proceeds from issuance of common stock, net	—	36,369
Purchases of treasury stock	(233)	—
Net cash provided by financing activities	(233)	38,369

Net increase in cash and cash equivalents	(1,106)	41,892
Cash and cash equivalents at beginning of period	53,639	15,007
Cash and cash equivalents at end of period	$52,533	$56,899

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$710	$424
Non-cash financing activities:
Issuance of common shares upon conversion of preferred shares	$—	$2,000

See accompanying notes to consolidated financial statements.

1. Nature of Business

1347 Property Insurance Holdings, Inc. (the "Company") was incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc. The Company holds all of the capital stock of three subsidiaries: Maison Insurance Company ("Maison"), Maison Managers Inc. ("MMI"), and ClaimCor, LLC (“ClaimCor”). Prior to March 31, 2014, the Company was a wholly owned subsidiary of Kingsway America Inc. ("KAI"). KAI is a wholly owned subsidiary of Kingsway Financial Services Inc. ("KFSI"), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering (“IPO”) of its common stock. On June 13, 2014, the Company completed a follow-on offering of its common stock to the public. Through the combination of the Company’s IPO and follow-on offering, the Company issued approximately five million shares of its common stock. As of June 30, 2015 KAI held approximately 1.1 million shares of our common stock, which is equivalent to 17.0% of our outstanding shares.

Maison began providing homeowners insurance, manufactured home insurance and dwelling fire insurance to individuals in Louisiana in December 2012. Maison writes both full peril property policies as well as wind/hail only exposures in Louisiana and distributes its policies through independent insurance agents. On May 13, 2015 the Company was notified by the Texas Department of Insurance that a Certificate of Authority had been granted to Maison, allowing us to begin writing insurance in the State of Texas.  Maison began assuming wind/hail only insurance for commercial properties in Texas beginning in June 2015.

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

The Company’s other investments are comprised of an investment in a limited partnership which seeks to provide asset-backed debt investment in a variety of high-growth technology, life science and energy related companies. The Company has committed to a total investment of $500, of which the limited partnership has drawn down $159 through June 30, 2015. The Company has accounted for its investment in the limited partnership under the cost method as the underlying asset-back investments do not have readily determinable fair values and the Company does not exercise significant influence over the investee.

Realized gains and losses on sales of investments are determined on a first-in, first-out basis, and are included in net investment income.

Interest income is included in net investment income and is recorded as it accrues.

The Company accounts for its investments using trade date accounting.

The Company conducts quarterly reviews to identify and evaluate investments that show objective indications of possible impairment. Impairment is charged to the statement of operations if the fair value of the instrument falls below its amortized cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

Cash and Cash Equivalents:

Cash and cash equivalents include cash and highly liquid investments with original maturities of 90 days or less.

Premiums Receivable:

Premiums receivable include premium balances due and uncollected and installment premiums not yet due from agents and insureds. Premiums receivable are reported net of an estimated allowance for credit losses.

Reinsurance:

Reinsurance premiums, losses, and loss adjustment expenses are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and losses ceded to other companies have been reported as a reduction of premium revenue. Reinsurance recoverable is recorded for that portion of paid and unpaid losses and loss adjustment expenses that are ceded to other companies.

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

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with three major U.S. domestic banking institutions. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At June 30, 2015 the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

The Company has not experienced significant losses related to premiums receivable from its policyholders and management believes that amounts provided as an allowance for credit losses is adequate.

The Company has not experienced any losses on amounts due from reinsurers. In order to limit the credit risk associated with amounts potentially due from reinsurers, the Company uses several different reinsurers, which have an A.M. Best Rating of A- (Excellent) or better or, absent such rating, have placed collateral on deposit with an independent institution under a trust agreement for our benefit.

The Company also has risk associated with the lack of geographic diversification due to the fact that Maison primarily underwrites policies in Louisiana. The Company insures personal property located in 63 of the 64 parishes in the State of Louisiana. As of June 30, 2015, these policies are concentrated within these parishes as follows: Jefferson Parish 19.0%, Saint Tammany Parish 15.6%, Orleans Parish 7.5%, East Baton Rouge Parish 6.9%, and Livingston Parish 5.1%. No other parish individually has over 5.0% of the policies in force as of June 30, 2015. These remaining 58 parishes aggregate 45.9% of the total policies in force as of June 30, 2015.

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

The Company has also issued restricted stock units (“RSUs”) to certain of its employees which have been accounted for as equity based awards since, upon vesting, they will be settled in common shares. The Company used a Monte Carlo valuation model to estimate the fair value of these awards upon grant date as the vesting of these RSUs are based solely upon market-based conditions. The fair value of each RSU is recorded as compensation expense on a over the derived service period, as determined by the valuation model. Should the market-based condition be achieved prior to the expiration of the derived service period, any unrecognized cost will be recorded as compensation expense in the period in which the RSUs actually vest.

Fair Value of Financial Instruments:

The carrying values of certain financial instruments, including cash, short-term investments, accounts receivable and accounts payable approximate fair value due to their short-term nature. The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 15 for further information on the fair value of the Company’s financial instruments.

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

Intangible Assets:

Intangible assets on our consolidated balance sheets represent a non-compete agreement and customer base asset associated with our acquisition of ClaimCor in January 2015. The Company amortizes identified intangible assets to expense over their estimated lives using the straight-line method. The Company evaluates intangible assets for impairment as events and circumstances change or at minimum, on an annual basis. See Note 9 below for further information on our identifiable intangible assets and the acquisition of ClaimCor.

Goodwill:

Goodwill on our consolidated balance sheets represents the amount paid in excess of the fair value for the net assets acquired in our purchase of ClaimCor, accounted for under FASB ASC Topic 805 – Business Combinations. Goodwill is not amortized to expense, but rather is analyzed for impairment on an annual basis or as events and circumstances change. As of June 30, 2015 and December 31, 2014 we have $211 and $0, respectively, of goodwill included in the accompanying consolidated balance sheets. As of June 30, 2015, we have determined that no impairment exists on our goodwill. See Note 9 below for further information on the goodwill resulting from our acquisition of ClaimCor.

3. Recently Issued Accounting Standards

ASU 2015-09: Financial Services – Insurance:

In May of 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-09: Financial Services – Insurance (Topic 944): Disclosures about Short-Duration Contracts. This update provides for an increase in the transparency of accounting estimates made by companies in the measurement of short-duration contracts and unpaid claim and claim adjustment expense liabilities by requiring additional disclosures, as well as improvements to existing disclosures. The guidance is effective for the Company beginning January 1, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position, or liquidity.

ASU 2015-02: Consolidation:

In February, 2015, the FASB issued ASU 2015-02: Consolidation (Topic 810): Amendments to the Consolidation Analysis.  The new standard is intended to improve various aspects of the consolidation guidance for legal entities such as limited partnerships and limited liability corporations. The guidance is effective for the Company beginning January 1, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position, or liquidity.

4. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on fixed income securities at June 30, 2015 and December 31, 2014 is as follows.

As of June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government and government agencies	$644	$7	$(1)	$650
State municipalities and political subdivisions	1,116	1	(7)	1,110
Asset-backed securities and collateralized mortgage obligations	5,518	11	(21)	5,508
Corporate	8,833	23	(24)	8,832
Total fixed income securities	$16,111	$42	$(53)	$16,100

As of December 31, 2014
Fixed income securities:
U.S. government and government agencies	$141	$—	$—	$141
State municipalities and political subdicisions	295	—	—	295
Asset-backed securities and collateralized mortgage obligations	4,179	6	(7)	4,178
Corporate	5,900	10	(10)	5,900
Total	$10,515	$16	$(17)	$10,514

The table below summarizes the Company's fixed income securities at June 30, 2015 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value
One year or less	$583	$583
One to five years	9,446	9,447
Five to ten years	1,875	1,871
More than ten years	4,207	4,199
Total	$16,111	$16,100

The following table highlights the aggregate unrealized loss position, by security type, of fixed income securities in unrealized loss positions as of June 30, 2015 and December 31, 2014. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions. There were 73 and 56 investments that were in unrealized loss positions as of June 30, 2015 and December 31, 2014, respectively.

	Less than 12 Months		Greater than 12 Months		Total
At June 30, 2015	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
U.S. government and government agencies	$536	$(1)	$114	$—	$650	$(1)
State municipalities and political subdivisions	1,064	(7)	46	—	1,110	(7)
Asset-backed securities and collateralized mortgage obligations	3,812	(20)	1,696	(1)	5,508	(21)
Corporate	5,573	(21)	3,259	(3)	8,832	(24)
Total investments in fixed income securities	$10,985	$(49)	$5,115	$(4)	$16,100	$(53)

At December 31, 2014
Fixed income securities:
U.S. government, gov’t agencies and authorities	$141	$—	$—	$—	$141	$—
State municipalities and political subdivisions	295	—	—	—	295	—
Asset-backed securities and collateralized mortgage obligations	4,178	(7)	—	—	4,178	(7)
Corporate	5,900	(10)	—	—	5,900	(10)
Total investments in fixed income securities	$10,514	$(17)	$—	$—	$10,514	$(17)

Under the terms of the certificate of authority granted to Maison by the Texas Department of Insurance, Maison is required to pledge securities totaling approximately $2,000 with the State of Texas. Maison deposited the required securities with the State of Texas on May 13, 2015. These securities consist of the fixed income securities listed in the tables above and having an amortized cost basis of $2,004 and estimated fair value of $2,000 as of June 30, 2015.

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

Accordingly, all of the Company’s investments were in good standing and there were no write-downs for other-than-temporary impairments on the Company’s investments for the three and six months ended June 30, 2015 and 2014.

The Company does not have any exposure to subprime mortgage-backed investments. Net investment income for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment income:
Interest on fixed income securities	$65	$19	$117	$26
Interest on cash and cash equivalents	30	—	58	—
Other	—	9	—	9
Gross investment income	95	28	175	35
Investment expenses	(16)	(4)	(18)	(7)
Net investment income	$79	$24	$157	$28

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

In June 2015, we began to writing business through an alliance with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this alliance, we have assumed wind/hail only exposures on certain churches and related ministries Brotherhood insures throughout the State of Texas. As of June 30, 2015, we have written $312 in assumed premiums on 159 policies through the Brotherhood agreement.

The impact of reinsurance treaties on the Company’s financial statements is as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Premium written:
Direct	$11,866	$8,877	$19,887	$14,558
Assumed	312	—	312	—
Ceded	(3,552)	(2,478)	(6,290)	(2,802)
Net premium written	$8,626	$6,399	$13,909	$11,756

Premium earned:
Direct	$9,081	$6,130	$17,680	$11,169
Assumed	24	—	24	—
Ceded	(2,854)	(1,390)	(5,435)	(2,315)
Net premium earned	$6,251	$4,740	$12,269	$8,854

Losses and LAE incurred:
Direct	$2,988	$1,175	$3,616	1,559
Assumed	3	—	3	—
Ceded	26	—	27	—
Net losses and LAE incurred	$3,017	$1,175	$3,646	$1,559

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

DPAC as well as the related amortization expense associated with DPAC for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Beginning balance, net	$2,928	$2,042	$3,091	$1,925
Additions	2,060	1,668	3,423	2,666
Amortization	(1,571)	(1,100)	(3,097)	(1,981)
Balance, June 30, net	$3,417	$2,610	$3,417	$2,610

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

The Company's evaluation of the adequacy of loss and loss adjustment expense (“LAE”) reserves includes a re-estimation of the liability for loss and loss adjustment expense reserves relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision for loss and loss adjustment expense reserves, net of amounts recoverable from reinsurers, for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Beginning balance, gross of reinsurance	$1,074	$405	$1,211	$354
Less reinsurance recoverable related to loss and LAE expense reserves	(307)	—	(363)	—
Beginning balance, net of reinsurance	767	405	848	354
Incurred related to:
Current year	3,017	1,224	3,647	1,685
Prior years	—	(49)	(1)	(126)
Paid related to:
Current year	(2,350)	(1,122)	(2,572)	(1,399)
Prior years	(84)	(25)	(572)	(81)
Balance, June 30, net of reinsurance	1,350	433	1,350	433
Plus reinsurance recoverable related to loss and LAE expense reserves	108	—	108	—
Balance, June 30, gross of reinsurance	$1,458	$433	$1,458	$433

For the six months ended June 30, 2015, the Company reported $1 of favorable development for loss and LAE reserves from prior accident years. This favorable development was primarily related to lower than expected reported claims subsequent to December 31, 2014 for losses incurred during 2014 and 2013. For the six months ended June 30, 2014, the Company reported $126 of favorable development for loss and LAE reserves from prior accident years. The favorable development reported for the prior year was due to lower than expected reported claims subsequent to December 31, 2013 for losses incurred during 2013. For the three months ended June 30, 2015 we incurred $3,017 related to current year loss and LAE. Of this amount, approximately $1,450 was from a single storm event affecting residential properties we insured in Louisiana which occurred during the last week of April 2015. All other weather-related events accounted for approximately $1,033 of the loss and LAE amount incurred in the second quarter 2015, while non-weather events accounted for $534 for the quarter.

8. Income Taxes

Income tax benefit for the six months ended June 30, 2015 varies from the amount that would result by applying the applicable statutory federal income tax rate of 34% to income before income taxes as summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income tax expense (benefit) at statutory income tax rate	$(67)	$358	$(1,081)	$1,143
Net operating loss carryforward	—	—	—	(373)
State income tax (net of federal tax benefit)	(8)	79	46	270
Other	3	1	6	2
Income tax expense (benefit)	$(72)	$438	$1,029	$1,042

The Company carries a net deferred income tax asset of $635 and $263 at June 30, 2015 and December 31, 2014, respectively, all of which the Company believes is more likely than not to be fully realized based upon management's assessment of future taxable income. Significant components of the Company’s net deferred tax assets are as follows:

	June 30, 2015	December 31, 2014

Deferred income tax assets:
Loss and loss adjustment expense reserves	$13	$8
Unearned premium reserves	1,209	1,098
Net operating loss carryforwards	287	287
Other	614	202
Deferred income tax assets	$2,123	$1,595

Deferred income tax liabilities:
Deferred policy acquisition costs	$1,162	$1,051
State deferred taxes	325	281
Other	1	—
Deferred income tax liabilities	$1,488	$1,332

Net deferred income tax assets	$635	$263

As of June 30, 2015, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions.

9. Purchase of ClaimCor LLC

On January 2, 2015 the Company acquired a 100% interest in ClaimCor, a Florida domiciled independent adjusting company in order to complement the Company’s strategic plan and growth objectives by entering into the insurance services outsourcing industry. Under the terms of the membership interest purchase agreement, the purchase price was $323, paid by the Company, in cash, at closing. The Company has also recorded $15 in general and administrative expenses for professional fees related to the acquisition for the six months ended June 30, 2015. Pursuant to the purchase agreement, the previous managing members of ClaimCor entered into a non-compete agreement with the Company, whereby the members will not engage in, continue in, or carry on any business that competes with ClaimCor for a period of three years.

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

The Non-Compete and Customer base assets recognized upon the acquisition of ClaimCor will be amortized a period of three and five years, respectively. The Company recognized expense related to the amortization of these assets in the amount of $6 for the six months ended June 30, 2015.

Future expense related to the amortization of these assets is expected to be as follows:

Estimated amortization expense for the twelve months ended:
June 30, 2016	$12
June 30, 2017	12
June 30, 2018	10
June 30, 2019	8
June 30, 2020	4

10. Net Earnings (Loss) Per Share

Net earnings (loss) per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings (loss) per share for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic:
Net (loss) income	$(125)	$616	$(2,149)	$2,319
Less: beneficial conversion feature on convertible preferred shares	—	—	—	(500)
Net (loss) income attributable to common shareholders	(125)	616	(2,149)	1,819
Weighted average common shares outstanding	6,355	4,052	6,357	2,548
Basic (loss) earnings per common share	$(0.02)	$0.15	$(0.34)	$0.71

Diluted:
Net (loss) income	$(125)	$616	$(2,149)	$2,319
Less: beneficial conversion feature on convertible preferred shares	—	—	—	(500)
Net (loss) income attributable to common shareholders	(125)	616	(2,149)	1,819
Weighted average common shares outstanding	6,355	4,052	6,357	2,548
Effect of potentially dilutive securities	—	83	—	50
Diluted weighted average common shares outstanding	6,355	4,135	6,357	2,598
Diluted (loss) earnings per common share	$(0.02)	$0.15	$(0.34)	$0.70

The following potentially dilutive securities outstanding at June 30, 2015 and 2014 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

(in thousands)	June 30,
	2015	2014
Options to purchase common stock	210	—
Warrants to purchase common stock	1,907	407
Performance shares	475	475
Restricted stock units	21	—
	2,613	882

11. Options, Warrants, and Restricted Stock Units

The Company has established an equity incentive plan for employees and directors of the Company (the “Plan”). The purpose of the Plan is to create incentives designed to motivate recipients to significantly contribute toward the Company’s growth and profitability, as well as attract and retain persons of outstanding competence, and provide such persons with an opportunity to acquire an equity interest in the Company. In April 2015, the Company’s shareholders approved an amendment to the Plan to allow for the issuance of additional award types under the Plan. These award types include restricted stock and restricted stock units (“RSUs”), as well as performance shares. As of June 30, 2015 both stock options and RSUs had been issued to the Company’s employees under the Plan and there remains 156,956 shares available for future issuance under the Plan.

There were no grants, exercises, or cancellations of the Company’s stock options for the six months ended June 30, 2015. The following table summarizes the Company’s stock options outstanding as of June 30, 2015.

Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding (in 000’s)	Number Exercisable (in 000’s)
02 /28/2014	8.00	12 /15/2015	0.5	33	33
03 /31/2014	8.00	03 /31/2019	4.0	163	105
04 /04/2014	8.69	04 /04/2019	4.0	14	9
			Total	210	147

Through a series of amendments, the Company has modified the option originally issued to our President and CEO, Mr. Doug Raucy on February 28, 2014, to extend the expiration date to December 15, 2015, provided that Mr. Raucy is employed by the Company on the date of exercise. The Company has recognized an additional $8 in stock compensation expense for the six months ended June 30, 2015 as a result of these amendments.

On May 29, 2015, the Company’s Board of Directors granted RSUs to certain of its executive officers under the Plan. Each RSU granted entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest as follows: (i) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $10.00 per share and; (ii) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $12.00 per share. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire, however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. The following table summarizes RSU activity for the six months ended June 30, 2015.

Restricted Stock Units (in 000’s)	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2014	—	$—
Granted	21	27
Vested	—	—
Forfeited	—	—
Non-vested units, June 30, 2015	21	$27

Due to the fact that the RSUs granted vest based upon market conditions, the Company used a Monte Carlo valuation model to estimate fair value as of the date of grant. Based on the Monte Carlo model, the estimated fair value on grant date was determined to be $27, which the Company will recognize as compensation expense over a derived service period of approximately two years.

Total stock based compensation expense for the six months ended June 30, 2015 and 2014 was $21 and $108, respectively. As of June 30, 2015, total unrecognized stock compensation expense of $89 remained, which will be recognized through March 31, 2018.

On February 24, 2015, the Company issued a warrant to purchase 1,500 shares of our common stock to 1347 Advisors LLC. See Note 12 – Related Party Transactions for further details on the issuance of this warrant. The following table summarizes the Company’s warrants outstanding as of June 30, 2015.

Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding and Exercisable
03 /31/2014	9.60	03 /30/2019	3.75	313
03 /31/2014	10.00	03 /31/2019	3.75	94
02 /24/2015	15.00	02 /24/2022	6.66	1,500
			Total	1,907

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

Amounts due to related parties represent amounts due to the Company’s former parent, KAI, or companies affiliated with KAI. Prior to the Company’s IPO on March 31, 2014, the Company operated as wholly owned subsidiary of KAI. As a result of this relationship, KAI had advanced the Company funds consisting of payments made directly to third parties on the Company’s behalf as well as allocated inter-company expenses for various shared-services and support. As of December 31, 2014, the Company owed KAI and its affiliates approximately $145 under this arrangement. As of June 30, 2015, the Company had paid all balances due to KAI and its affiliates under this arrangement. The Company did not incur any additional charges under this arrangement for the six months ended June 30, 2015.

As of June 30, 2015, KFSI and its subsidiaries retained a 17.0% interest of the Company’s outstanding common shares.

Termination of Management Services Agreement

On February 11, 2014, the Company entered into the Management Services Agreement ("MSA") with 1347 Advisors, LLC ("Advisors"), a wholly owned subsidiary of KAI, which provided for certain services that Advisors would provide to the Company, including forecasting, analysis of capital structure and reinsurance programs, consultation in future restructuring or capital raising transactions, and consultation in corporate development initiatives. For the services performed, Advisors was paid a monthly fee equal to 1% of the Company's direct written premiums, as defined in the MSA. Prior to the termination of this agreement as discussed below, the Company incurred an expense of $22 under the terms of the MSA for the six months ended June 30, 2015.

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

Accounting Treatment of the Buyout Transaction

As a result of the termination of the MSA agreement, the Company recognized total expenses in the amount of $5,421 for the six months ended June 30, 2015 as follows:

Six Months ended June 30, 2015
Cash paid	$2,000
Issuance of Series B Preferred Shares (recorded at a discount to redemption amount)	2,311
Issuance of Warrants and Performance Shares	1,010
Professional fees incurred in connection with the Buyout	100
Total loss on termination of MSA	$5,421

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the Preferred Shares have a mandatory redemption date of February 24, 2020, the guidance required that we classify the Preferred Shares as a liability on our consolidated balance sheet, as opposed to recording the value of the shares in equity. The resulting liability was recorded at a discount to the $3,000 ultimate redemption amount of the Preferred Shares based upon an analysis of the cash payments expected to occur under the terms of the Preferred Shares discounted at the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $1,889 will be charged to operations from February 2015 through February 2020 using the effective interest method. Amortization of $109 was charged to accretion of discount on preferred shares on the Company’s consolidated statement of operations for the three and six months ended June 30, 2015.

The Company applied the guidance outlined in ASC 505-50 – Equity-Based Payments to Non-Employees in recording the issuance of the Warrants and Performance Shares by recognizing an increase to equity for the estimated fair value for both instruments as of their date of grant. We estimated the fair value of the Warrants on grant date based upon the Black-Scholes option pricing model. Significant assumptions used in determining the fair value of the Warrants are as follows:

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

13. Treasury Shares

On December 1, 2014, the Company’s Board of Directors authorized a share repurchase program for up to 500 shares of the Company’s common stock. Through June 30, 2015, the Company has repurchased 28 shares of common stock at an aggregate purchase price of $233, or $8.31 per share, including all fees and commissions. The entirety of these shares were purchased during the three months ended June 30, 2015. The repurchased shares are classified as treasury stock, at cost on the Company’s consolidated balance sheet as of June 30, 2015.

14. Accumulated Other Comprehensive Income (Loss)

The table below details the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Unrealized gains (losses) on available-for-sale securities:
Beginning balance	$74	$(3)	$(1)	$—
Other comprehensive income (loss) before reclassifications	(81)	13	(6)	10
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income (loss)		13		10
Balance, June 30	$(7)	$10	$(7)	$10

15. Fair Value of Financial Instruments

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

The FASB has issued guidance that defines fair value as the exchange price that would be received for and asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires and entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.
•	Level 2 – inputs to the valuation methodology which include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly for substantially the full-term of the financial instrument.
•	Level 3 – inputs to the valuation methodology which are unobservable and significant to the measurement of fair value.

Financial instruments measured at fair value as of June 30, 2015 and December 31, 2014 in accordance with this guidance are as follows.

June 30, 2015	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. government and government agencies	$—	$650	$—	$650
State municipalities and political subdivisions	—	1,110	—	1,110
Asset-backed securities and collateralized mortgage obligations	—	5,508	—	5,508
Corporate	—	8,832	—	8,832
Total investments in fixed income securities	—	16,100	—	16,100
Short-term investments	713	—	—	713
Total	$713	$16,100	$—	$16,813

December 31, 2014
Fixed income securities:
U.S. government and government agencies	$—	$141	$—	$141
State municipalities and political subdivisions	—	295	—	295
Asset-backed securities and collateralized mortgage obligations	—	4,178	—	4,178
Corporate	—	5,900	—	5,900
Total investments in fixed income securities	—	10,514	—	10,514
Short-term investments	2,198	—	—	2,198
Total	$2,198	$10,514	$—	$12,712

16. Commitments and Contingencies

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

Operating Lease Commitments:

As of June 30, 2015, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ended June 30,
2016	$194
2017	198
2018	173
2019	140
2020 and thereafter	48
$753

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

Cautionary Note about Forward-Looking Statements

This section of this quarterly report contains forward-looking statements that involve risks and uncertainties, such as statement of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “forecast,” “guidance,” “indicate,” “intend,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “will,” “will be,” “will continue” “would,” or the negative thereof or other variations thereon or comparable terminology. Such forward-looking statements related to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events to differ materially from those anticipated, including the matters discussed under Item 1A. Risk Factors on the Company’s Form 10-K for the year ended December 31, 2014. We disclaim any obligation to update or revise any forward-looking statements as a result of new information, future events, or for any other reason.

Overview

1347 Property Insurance Holdings, Inc. was incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc. On November 19, 2013 we changed our legal name to 1347 Property Insurance Holdings, Inc. The Company has three wholly owned subsidiaries: Maison Insurance Company ("Maison"), Maison Managers, Inc. ("MMI"), and ClaimCor, LLC (“ClaimCor”).

Prior to March 31, 2014, the Company was a wholly owned subsidiary of Kingsway America Inc. ("KAI"). KAI, in turn is a wholly owned subsidiary of Kingsway Financial Services Inc. ("KFSI"), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering (“IPO”) of its common stock and then on June 13, 2014, the Company completed a follow-on offering of its common stock to the public. Through the combination of the Company’s IPO and follow-on offering, we issued approximately five million shares of our common stock. As of June 30, 2015 KAI and companies affiliated with KAI held approximately 1.1 million shares of our common stock equivalent to 17.0% of our outstanding shares.

We began providing property and casualty insurance to individuals in Louisiana in December 2012. Our insurance offerings in Louisiana include homeowners insurance, manufactured home insurance and dwelling fire insurance. We write both full peril property policies as well as wind/hail only exposures and we distribute our policies through a network of more than 133 independent insurance agents. These agents typically represent several insurance companies in order to provide various insurance product lines to their clients. We refer to the policies we write through independent agents as voluntary policies.

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

On May 13, 2015 Maison received its Certificate of Authority from the Texas Department of Insurance (“TDI”), which authorizes us to write insurance in the State of Texas. We began writing business in Texas in June 2015, through an alliance with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this alliance, we have assumed wind/hail only exposures on certain churches and related ministries Brotherhood insures throughout the State of Texas.

As of June 30, 2015, we had 23,579 policies in-force. Of these policies in-force, approximately 30% were obtained from take-out policies from Citizens and approximately 70% were voluntary policies obtained from our independent agency network. From all sources of distribution, the in-force policy count at June 30, 2015 and December 31, 2014 was as follows:

	Policies in-force as of
Source of Policies	June 30, 2015	Dec 31, 2014

Citizens Round VI Takeout (12/1/2012)	2,183	2,278
Citizens Round VII Takeout (12/1/2013)	3,075	3,232
Citizens Round VIII Takeout (12/1/2014)	1,925	2,079
Total Takeout Policies in Force	7,183	7,589

Homeowners	11,744	9,286
Mobile Home	4,128	4,096
Other Dwelling	524	426
Total Voluntary Policies in Force	16,396	13,808

Total Direct Policies in Force	23,579	21,397

We do not consider the wind/hail only book of business we have written in Texas in our policies-in-force count as of June 30, 2015 since we have assumed this business through Brotherhood. As of June 30, 2015, we have assumed wind/hail coverage on 159 policies in Texas.

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

MMI serves as the Company’s management services subsidiary, known as a managing general agency. MMI earns commissions and a $25 fee per policy written in the State of Louisiana for providing policy administration, marketing, reinsurance contract negotiation, and accounting and analytical services. Both Maison and MMI are licensed by and subject to the regulatory oversight of both the Louisiana Department of Insurance (“LDI”) and TDI.

The Company operates in in a single segment – property and casualty insurance.

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

Critical Accounting Policies

See Note 2 – “Significant Accounting Policies” in the Notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3 – “Recently Issued Accounting Standards” in the Notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of the recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition

As of June 30, 2015 compared to December 31, 2014

Investments

The Company's investments in fixed income securities are classified as available-for-sale and are reported at estimated fair value. The Company held an investments portfolio comprised primarily of fixed income securities issued by the U.S. Government, government agencies and high quality corporate issuers. The portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by Maison’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk. Investments held by the Company's insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Pursuant to the certificate of authority we received from the TDI, we are required to deposit securities with the State of Texas. These securities consist of the fixed income securities listed in the tables below and have an amortized cost basis of $2,004 and estimated fair value of $2,000 as of June 30, 2015.

The table below summarizes the Company’s investments as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government and government agencies	$650	3.8%	$141	1.1%
State municipalities and political subdivisions	1,110	6.5%	295	2.3%
Asset-backed securities and collateralized mortgage obligations	5,508	32.5%	4,178	32.9%
Corporate	8,832	52.0%	5,900	46.4%
Total fixed income securities	16,100	94.8%	10,514	82.7%
Short-term investments	713	4.2%	2,198	17.3%
Other Investments	159	1.0%	—	-%
Total investments	$16,972	100.0%	$12,712	100.0%

The Company’s other investments are comprised of an investment in a limited partnership which seeks to provide asset-backed debt investment in a variety of high-growth technology, life science and energy related companies. The Company has committed to a total investment of $500, of which the limited partnership has drawn down $159 through June 30, 2015. The Company has accounted for its investment in the limited partnership under the cost method as the underlying asset-back investments do not have readily determinable fair values and the Company does not exercise significant influence over the investee.

Liquidity and Cash Flow Risk

The table below summarizes the Company's fixed income securities by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	June 30, 2015		December 31, 2014
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total

One year or less	$583	3.6%	$179	1.7%
One to five years	9,447	58.7%	7,017	66.7%
Five to ten years	1,871	11.6%	903	8.6%
More than ten years	4,199	26.1%	2,415	23.0%
Total	$16,100	100.0%	$10,514	100.0%

At June 30, 2015, approximately 62.3% of the Company’s fixed income securities had contractual maturities of five years or less. The Company holds cash and high-grade short-term assets which, along with fixed income securities, management believes are sufficient in amount for the payment of loss and loss adjustment expense reserves and other operating subsidiary obligations on a timely basis. The Company may not be able to liquidate its investments in the event that additional cash is required to meet obligations to its policyholders, however, the Company believes that the high-quality, liquid investments in its portfolio provide it with sufficient liquidity.

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

At June 30, 2015 and December 31, 2014, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

	June 30, 2015		December 31, 2014
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$6,723	41.7%	$4,713	44.8%
Aa/Aa	2,424	15.1%	802	7.6%
A/A	5,174	32.1%	4,414	42.0%
BBB	1,779	11.1%	585	5.6%
Total fixed income securities	$16,100	100.0%	$10,514	100.0%

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

As a result of the analysis performed by the Company to determine declines in market value that are other-than-temporary, there were no write-downs for other-than-temporary impairments related to investments for the three and six months ended June 30, 2015 and 2014.

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

At June 30, 2015, the gross unrealized losses for fixed income securities amounted to $53, and there were no unrealized losses attributable to non-investment grade fixed income securities. At both June 30, 2015 and December 31, 2014, all unrealized losses on individual investments were considered temporary. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

Cash and Cash Equivalents

Cash and cash equivalents decreased $1,106 to $52,533 as of June 30, 2015 from $53,639 as of December 31, 2014. Before the impact of the termination of the MSA agreement (discussed in related party transactions below), cash flows from operating activities was $5,707. This amount was offset by $4,580 used by investment activities through our purchase of ClaimCor and certain purchases of long term fixed income securities for our investment portfolio, as well as a payment of $2,000 to 1347 Advisors LLC in connection with the termination of the MSA agreement.

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and other policy processing fees that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable and represent those costs related to acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC increased $326, to $3,417 at June 30, 2015 from $3,091 at December 31, 2014, corresponding to an increase in our unearned premium reserves over the same period.

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowance for credit losses, increased by $102 to $2,188 as of June 30, 2015 from $2,086 as of December 31, 2014. As of June 30, 2015 premiums receivable consisted of approximately $1,904 due from our agents for premiums written in May and June, approximately $64 due from Citizens for December 2014 takeout policies, and approximately $220 in premiums receivable from Brotherhood for wind/hail risk assumed in Texas.

Ceded Unearned Premiums

Ceded unearned premiums represents the unexpired portion of premiums paid to the Company’s reinsurers. Ceded unearned premiums are charged to income over the terms of the respective policies and the applicable terms of the Company’s reinsurance contracts with third parties. Ceded unearned premiums increased $855 to $2,416 as of June 30, 2015 from $1,561 as of December 31, 2014. Our reinsurance treaties generally run from June 1st to May 31st of each year, thus our treaties were renegotiated as of June 1, 2015 requiring an upfront deposit of unearned premium in the month, accounting for the majority of the increase when compared to December 31, 2014.

Current Income Taxes Recoverable/Payable

Current income taxes recoverable were $1,108 as of June 30, 2015 compared to a current payable of $262 as of December 31, 2014 representing the estimate of both the Company’s state and federal income taxes to be recovered/due for the years ended December 31, 2015 and 2014, respectively, less estimated payments made during each year.

Net Deferred Income Taxes

Net deferred income taxes increased $372 to $635 as of June 30, 2015 compared to $263 as of December 31, 2014. Net deferred income taxes are comprised of approximately $2,123 and $1,595 of deferred tax assets, net of approximately $1,488 and $1,332 of deferred tax liabilities as of June 30, 2015 and December 31, 2014, respectively. The change in the net deferred tax asset is primarily due to the increase in the deferred tax assets related to the acquisition of ClaimCor.

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

As a result of this purchase, we recorded goodwill in the amount of $211 on our balance sheet. This goodwill will not be amortized but rather be subject to impairment testing on, at minimum, an annual basis. We also recognized the estimated fair value of the non-compete agreement and customer base assets as part of the ClaimCor acquisition at a combined total of $52 as of January 2, 2015. The non-compete agreement will be amortized over its 3-year contractual life, while the customer base asset will be amortized over 5 years. As of June 30, 2015, the combined carrying value of these two assets was $46.

Other Assets

Other assets increased $252, to $534 as of June 30, 2015 from $282 as of December 31, 2014. The major components of other assets, and the change therein, are shown below.

Other Assets	June 30, 2015	December 31, 2014	Change
Accrued interest on investments	$67	$37	$30
Claims adjusting fees receivable (ClaimCor)	20	—	20
Deposits and prepaid expenses	447	245	202
Total	$534	$282	$252

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred but not reported (“IBNR”) loss events and the related estimated loss adjustment expenses net of amounts expected to be recovered from reinsurance. The table below separates our loss reserves and LAE between IBNR and case specific estimates as of June 30, 2015 and December 31, 2014.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
June 30, 2015
Homeowners(1)	$754	$74	$828	$445	$1,273	$108
Special Property(2)	86	11	97	88	185	—
Total	$840	$85	$925	$533	$1,458	$108

December 31, 2014
Homeowners	$697	$48	$745	$400	$1,145	$363
Special Property	13	3	16	50	66	—
Total	$710	$51	$761	$450	$1,211	$363

(1) Homeowners refers to our multi-peril policies for traditional dwellings as well as mobile and manufactured homes.

(2) Special property includes both our Fire and Allied lines of business, which are primarily wind/hail only products.

Favorable development for loss and LAE reserves from prior accident years was $0 and $1 for the three and six months ended June 30, 2015, and was $49 and $126 for the three and six months ended June 30, 2014. The three months ended June 30 are generally the quarter in which we see the most significant storm activity in the areas we insure, and 2015 was no exception. This resulted in incurred loss and LAE of $3,017 for the current quarter, and $3,646 current year-to-date. Specifically, a single wind/hail storm toward the end of April 2015 accounted for $1,450 of incurred losses for the current quarter, while all other weather related events accounted for $1,033 of incurred losses for the current quarter. Non-weather related events made up the balance, or $534 of incurred losses for the current quarter.

The Company cannot predict whether loss and loss adjustment expense reserves will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. Any such development could have a material effect on the Company’s consolidated financial results for a given period.

Unearned Premium Reserves

Unearned premium reserves increased $2,494 to $20,197 at June 30, 2015 compared to $17,703 at December 31, 2014. The following table outlines the change in unearned premium reserves by line of business.

	June, 2015	December 31, 2014	Change
Homeowners	$13,989	$12,120	$1,869
Special Property	6,208	5,583	625
Total	$20,197	$17,703	$2,494

For the quarter ended June 30, 2015, we wrote $12,177 in premium, which represents our best quarter since our inception in March 2013. Generally, the second and fourth quarters of each year tend to result in the greatest written premiums due to renewals of policies in the second quarter and the depopulation of policies from Citizens, which occurs on December 1st of each year.

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable increased $883 to $3,442 as of June 30, 2015 compared to $2,559 as of December 31, 2014, primarily as a result of the timing of payments due under our reinsurance programs. Our reinsurance treaties generally run from June 1st to May 31st of the following year. The bulk of the balance payable as of June 30, 2015 represents a deposit of $3,388 due under our catastrophe reinsurance programs, which was paid in July, 2015.

Agent Commissions Payable

Agent commissions payable increased $327 to $650 at June 30, 2015 versus $323 as of December 31, 2014. As agent commissions are paid in arrears, this balance represents commissions owed to the Company’s independent agents on policies written throughout June 2015 and December 2014, respectively and corresponds directly with the increase in premiums written by our independent agents when comparing June 2015 to December 2014.

Premiums Collected in Advance

Premium deposits were $1,608 and $560 and represent cash the Company has received for policies which were not yet in-force as of June 30, 2015 and December 31, 2014, respectively.

Related Party Transactions

Amounts due to related parties decreased $145 as all amounts due as of December 31, 2014 had been paid by June 30, 2015. This represented amounts due to the Company’s former parent, KFSI, or subsidiaries of KFSI. Prior to the Company’s IPO on March 31, 2014, the Company operated as wholly owned subsidiary of KFSI. As a result of this relationship, KFSI had advanced the Company funds consisting of payments made directly to third parties on the Company’s behalf as well as allocated inter-company expenses for various shared-services and support. As of January 1, 2015, we are no longer reliant on KFSI for support and other shared services and as such, charges for these services have ceased.

As of June 30, 2015, KFSI and its subsidiaries retain a 17.0% ownership interest in our outstanding common shares.

Termination of Management Services Agreement

On February 11, 2014, the Company entered into a Management Services Agreement ("MSA") with 1347 Advisors LLC ("Advisors"), a wholly owned subsidiary of KFSI, under which Advisors provided certain services to the Company, including forecasting, analysis of capital structure and reinsurance programs, consultation in potential future restructuring or capital raising transactions, and consultation in corporate development initiatives. For the services performed, Advisors was paid a monthly fee equal to 1% of the Company's direct written premiums, as defined in the MSA. For the quarter ended March 31, 2015, the Company incurred an expense of $22 under the terms of the MSA, prior to its termination, as discussed below.

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

The Preferred Shares have a par value of twenty five dollars and pay annual cumulative dividends at a rate of eight percent per annum. Cumulative dividends accrue, whether or not declared by the Board and irrespective of whether there are funds legally available for the payment of dividends. Accrued dividends are to be paid in cash only when, as, and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the Preferred Shares. In the event of any voluntary of involuntary liquidation, dissolution, or winding up of the Company, the holders of the Preferred Shares then outstanding will be entitled to be paid out of the assets of the Company available for distributions to its shareholders, before any payment is to be made to holders of securities junior in preference to the Preferred Shares.

Unless redeemed earlier by the Company, as defined below, the Company will be required to redeem the Preferred Shares then outstanding on February 24, 2020 (the “Mandatory Redemption Date”), for an amount equal to twenty five dollars per share then outstanding plus all accrued and unpaid dividends on such shares. The Company has the option to redeem the Preferred Shares prior to the Mandatory Redemption Date at the same price per share immediately prior to the consummation of any change in control of the Company that may occur.

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

Due to the fact that that the Preferred Shares have a mandatory redemption provision requiring redemption on February 24, 2020, the Company was required to classify the Preferred Shares as a liability on our balance sheet as opposed to recording the value of the shares in equity. The resulting liability was recorded at a discount to the $3,000 ultimate redemption amount of the Preferred Shares based upon an analysis of the cash payments expected to occur under the terms of the Preferred Shares discounted for the Company’s estimated cost of equity (13.9%). As a result, amortization in amount of $1,889 will be charged to operations through February 24, 2020 using the effective interest method. For the three and six months ended June 30, 2015, amortization of the Preferred Shares totaled $109.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $501, to $2,058 as of June 30, 2015 from $1,557 as of December 31, 2014. The major components of accrued expenses and other liabilities, as well as the change therein, are shown below.

	June 30, 2015	December 31, 2014	Change
Accrued employee compensation	$260	$285	$(25)
Accrued professional fees	392	158	234
Unearned revenues	267	150	117
Accrued premium taxes and assessments	1,036	776	260
Other accounts payable	103	188	(85)
Total	$2,058	$1,557	$501

Shareholders’ Equity

The primary drivers behind the changes to total shareholders’ equity for the six months ended June 30, 2015 were the issuances of the Warrants and Preferred Shares associated with the Buyout transaction as well as the net loss for the six months ended June 30, 2015. We also repurchased 27,993 shares of our common stock under the share repurchase program authorized by our Board of Directors on December 1, 2014. The aggregate purchase price of these shares was $233, or $8.31 per share, including all fees and commissions. The repurchased shares have been classified as treasury stock, at cost on our balance sheet as of June 30, 2015. A summary of the changes to shareholders’ equity for the six months ended June 30, 2015 is shown in the table below.

	Common Shares	Treasury Shares	Total Shareholders’ Equity
Balance, December 31, 2014	6,358,125	—	$49,914
Stock compensation expense	—	—	22
Issuance of warrants and performance shares pursuant to Buyout	—	—	1,010
Repurchases of common shares	(27,993)	27,993	(233)
Net loss	—	—	(2,149)
Other comprehensive loss	—	—	(6)
Balance, June 30, 2015	6,330,132	27,993	$48,558

Results of Operations

Three and Six Months Ended June 30, 2015 Compared with Three and Six Months Ended June 30, 2014

Direct and Assumed Premiums Written

The following table shows our direct and assumed premiums written by line of business for the three and six month periods ending June 30, 2015 and 2014.

	Three Months Ended June 30,			Six Months Ended June 30,
Line of Business	2015	2014	Change	2015	2014	Change
Homeowners	$8,135	$5,749	$2,386	$13,974	$9,658	$4,316
Special Property	4,042	3,127	915	6,224	4,900	1,324
Direct Written Premium	$12,177	$8,876	$3,301	$20,198	$14,558	$5,640

The increase in written premiums is primarily attributable to the organic growth in our independent agency voluntary production. Our independent agents wrote approximately $13,876 of premium for the six months ended June 30, 2015 compared to approximately $9,954 for 2014. Premium written from the Citizen’s take-out business was $6,010 for the first six months of 2015 compared to $4,604 for the same period in 2014. Special Property premium written for the three and six months ended June 30, 2015 also includes the benefit of approximately $312 in premium written through our alliance with Brotherhood Mutual Insurance Company, and represents wind/hail only exposures we have assumed from Brotherhood on certain churches and related ministries throughout the state of Texas.

Ceded Premiums Written

Ceded premiums written increased to $6,290 for the six months ended June 30, 2015, compared to $2,802 for the same period 2014. This increase was primarily due to an increase in limits purchased in the excess of loss reinsurance program which increased from $9,500 for the treaty year ended May 31, 2014 to $69,000 for the treaty year ending May 31, 2015. We also purchase reinsurance for aggregate losses. The aggregate treaty increased in coverage from $13,000 to $20,000 for the treaty years ended May 31, 2014 and 2015, respectively.

Effective June 1, 2015 we entered into a new reinsurance program through May 31, 2016. The ultimate premium we pay for this reinsurance protection will be based upon the exposures we insure as of September 30, 2015. For each event occurring within a one hundred forty-four hour period, we receive reinsurance recoveries of up to $121,000 in excess of $4,000 per event. We have also procured another layer of reinsurance protection that may be used for any event above $121,000, up to a maximum recovery of $15,000. This $15,000 second layer of coverage applies in total for all events occurring during the treaty year. The aggregate loss we would retain for two or more catastrophes occurring during the treaty year under our new program is $5,000. The total cost of this coverage is estimated to be approximately $13,800 for the treaty year.

Net Premium Earned

Net premium earned increased as shown in the following table.

	Three Months Ended June 30,			Six Months Ended June 30,
Line of Business	2015	2014	Change	2015	2014	Change
Homeowners	$4,585	$2,986	$1,599	$8,809	$5,144	$3,665
Special Property	1,666	1,754	(88)	3,460	3,710	(250)
Net premium earned	$6,251	$4,740	$1,511	$12,269	$8,854	$3,415

The increase in net premiums earned is due primarily to the increase in direct written premiums less premiums ceded as previously discussed. Premium earned on a direct and ceded basis is as shown in the following table.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Direct premium earned	$9,105	$6,130	$2,975	$17,704	$11,169	$6,535
Ceded premium earned	2,854	1,390	1,464	5,435	2,315	3,120
Net premium earned	$6,251	$4,740	$1,511	$12,269	$8,854	$3,415

Other Income

Other income increased $90, to $155 for the quarter ended June 30, 2015, compared to $65 for the same period in 2014. On a year-to-date basis, other income increased $339, to $459 for the six month period ending June 30, 2015, compared to $120 for the same six month period in 2014. These increases are primarily due to the acquisition of ClaimCor. ClaimCor generated $129 in claim adjusting revenue for the quarter ended June 30, 2015, and $378 in adjusting revenue for the six month period. As we acquired ClaimCor on January 2, 2015, there was no comparable revenue for the same periods in 2014.

Net losses and loss adjustment expenses

Net losses and LAE represent both actual payments made and changes in estimated future payments to be made to our policyholders. Net losses and LAE are as shown in the following table.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Weather-Related Non-Catastrophe Losses	$2,483	$721	$1,762	$2,564	$897	$1,667
Catastrophe Loss(1)	—	—	—	—	—	—
Non-Weather Related Losses	534	503	31	1,083	788	295
Prior Period Redundancy(2)	—	(49)	49	(1)	(126)	125
Total	$3,017	$1,175	$1,842	$3,646	$1,559	$2,087
(1)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25 million of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a Catastrophe as a PCS event where our estimated cost exceeds $1,500.
(2)	Redundancy is the amount of ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

Our net loss ratio (net losses and LAE divided by net premiums earned) was 48.3% and 24.8% for the three months periods ended June 30, 2015 and 2014, respectively. Our net loss ratio for the six months ended June 30, 2015 was 29.7% compared to 17.6% for the same period in the prior year. We incurred a significant increase in weather-related losses in 2015 due to a wind and hail event which occurred during the last week of April and affected properties we insure Louisiana. The impact of this event alone accounted for $1,450 of weather-related losses for both the three and six month period ending June 30, 2015. As we internally define a catastrophe loss as an event where our estimated cost exceeds $1,500, the April 2015 storms have not yet met this threshold, however, further development related to this event may cause us to reclassify this event. Our classification of the event does not have bearing on any reinsurance recovery we may receive, and to date we have not received any recovery related to these storms. Our reinsurance program is structured so that our retention is set $4,000 for any single event, thus we would not be eligible for any recovery on this storm until our incurred losses exceed this amount.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred policy acquisition costs was $1,571 and $1,100 for the three month periods ending June 30, 2015 and 2014 respectively, and $3,097and $1,981 for the six month periods ending June 30, 2015 and 2014 respectively, which correlates directly with our earned premium. Deferred policy acquisition cost amortization includes items such as commissions earned by our agents, premium taxes, assessments, and policy processing fees.

General and Administrative Expenses

General and administrative expenses as a percentage of net premium earned was 31.8% for the three months ended June 30, 2015, compared to 31.6% for the same period 2014. For the six month periods ended June 30, 2015 and 2014, general and administrative expenses as a percentage of net premium earned was 30.9% and 23.7% respectively. The increase in this ratio is primarily due to various costs associated with being a publicly held company (for example, legal fees related to our quarterly SEC filings and first annual shareholders meeting held in May 2015 for which there were no comparable charges for the same period 2014, where, during the first quarter of 2014, we operated as a subsidiary of KAI. We also incurred one-time fees in the first quarter of 2015 for professional services with respect to the acquisition of ClaimCor. Furthermore, due to the inclusion of ClaimCor in our consolidated financial statements for 2015, we have incurred $180 in general and administrative expenses associated with fees paid to third party adjusters. As our acquisition of ClaimCor occurred on January 2, 2015, there was no comparable expense for 2014. Salaries and benefits expense also increased year over year; by $487 as we increased our staff from six employees as of June 30, 2014 to sixteen employees as of June 30, 2015.

Loss on Termination of Management Services Agreement

Upon the termination of the MSA with 1347 Advisors, we recorded a loss of $5,421, representing the estimated fair value of the cash, warrants, preferred shares and performance shares paid to Advisors. For the three months ended June 30, 2015, we recorded charges in the amount of $109 associated with the amortization of the discount recorded on the preferred shares issued in the transaction. See “Related Party Transactions” in the Analysis of Financial Condition above for further information on the termination of the MSA.

Income Tax (Benefit) Expense

Income tax benefit for the six months ended June 30, 2015 was $1,029 compared to an expense of $1,042 for the same period 2014. The effective rate for income taxes was 32.4% for 2015 compared to 31.0% for 2014. The primary cause of the change in effective rate was due to a non-recurring tax benefit for net operating loss adjustments in 2014 related to the Company’s departure from its prior Parent’s consolidated tax group.

Net (Loss) Income

As a result of the foregoing, the Company’s net loss for the three months ended June 30, 2015 was $125 compared to net income of $616 for the three months ended June 30, 2014. For the six months ended June 30, 2015 our net loss was $2,149 compared to net income of $2,319 for the same period 2014.

Beneficial Conversion Feature

On January 23, 2014, Fund Management Group LLC, an entity of which the Company's Chairman of the Board, Gordon G. Pratt, is a Managing Member and controlling equity holder, invested $2,000 in the Company in exchange for 80,000 Series A Convertible Preferred Shares ("Series A Shares") of the Company. At the time of the issuance, the value of the common stock into which the Series A Shares was convertible had a fair value greater than the $2,000 proceeds received for the issuance. Accordingly, the Company recorded a beneficial conversion feature on the Series A Shares of $500 for the six months ended June 30, 2014, which was equivalent to the amount by which the estimated fair value of the common stock issuable upon the conversion of the Series A Shares exceeded the proceeds received upon issuance of the shares. On March 31, 2014 the Preferred Shares were converted into 312,500 shares of the Company’s common stock.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, and from the proceeds of our sales of common and preferred stock. Cash provided from these sources is used primarily for loss and LAE payments as well as other operating expenses. The timing and amount of payments for net losses and loss adjustment expenses may differ materially from the Company's provisions for loss and loss adjustment expense reserves, which may create increased liquidity requirements.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$3,707	$9,131
Net cash used by investing activities	(4,580)	(5,608)
Net cash (used) provided by financing activities	(233)	38,369
Net increase in cash and cash equivalents	$(1,106)	$41,892

Six months ended June 30, 2015

For the six months ended June 30, 2015, the net cash provided by operating activities as reported on our consolidated statement of cash flows was $3,707. The source of cash was primarily from the collection of approximately $21,138 in premiums in the period. This amount was reduced by the payment of ceded reinsurance premiums of $5,407, the payment of losses and loss adjustment expenses (net of subrogation recoveries) of $3,144, the one-time cash payment of $2,000 to Advisors pursuant to the termination of the MSA, commissions paid to our agents equaling $2,320, wages and salaries paid to our employees equaling $997, payments to various local and federal regulators for premium and income taxes and assessments in the amount of $1,258, and other net operating payments of $2,305.

The net cash used by investing activities as reported on our consolidated statements of cash flows was $4,580, primarily due to our purchase of fixed income securities for our investment portfolio.

The net cash used by financing activities was $233, as a result of our purchase of 27,993 of our shares to be held as treasury stock.

As a result of the foregoing, our net decrease in cash and cash equivalents for the six months ended June 30, 2015 was $1,106.

Six months ended June 30, 2014

For the six months ended June 30, 2014, net cash provided from operating activities as reported on our consolidated statements of cash flows was $9,131. This source of cash can be primarily explained by our net income of $2,319 adjusted for the decrease in premiums receivable of $2,152, primarily from the receipt of premium from Citizens related to the polices taken-out in December 2013; the increase in unearned premium reserves of $3,389, due to our policy growth during the six month period; the increase in ceded reinsurance premiums payable of $2,528, due under the catastrophe reinsurance program which became effective on June 1, 2014; and finally the payment of $2,431 to our former parent, KAI and its affiliated entities.

Net cash used by investing activity for the six months ended June 30, 2014 was $5,608, driven by the purchase of fixed income securities for our investment portfolio.

Net proceeds from financing activities was $38,369 for the six month period, which represents the proceeds received from our IPO and follow-on offering of our common shares in March and June of 2014, respectively, as well as from the issuance of our Series A Convertible Preferred shares to Fund Management Group, LLC in January 2014.

As a result of the foregoing, our net increase in cash and cash equivalents for the six months ended June 30, 2014 was $41,892.

Regulatory Capital

In the United States, a risk-based capital (“RBC”) formula is used by the national Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including Louisiana, the domiciliary state of our insurance subsidiary, Maison, as well as Texas, where Maison began writing business in June 2015, have adopted the NAIC RBC requirements. In general, insurers reporting surplus with respect to policyholders below 200% of the authorized control level, as defined by the NAIC, on December 31st of the previous year are subject to varying levels of regulatory action, which may include discontinuation of operations. As of June 30, 2015, Maison’s reported surplus was $15,753, considered to be in the “no action” level by the state regulators.

Furthermore, pursuant to the consent order approving Maison’s admission into the State of Texas, Maison has agreed to:

•	Establish a deposit of $2,000 for the benefit of Texas policyholders. The Company has fulfilled this obligation by depositing fixed income securities having an estimated fair value of $2,000 as of June 30, 2015 with the State of Texas.
•	Maintain a Risk-Based-Capital (“RBC”) ratio of 300% or more, and provide calculation of such ratio to the TDI on a periodic basis. While the calculation as of June 30, 2015 is not yet due, our RBC ratio was over 400% as of December 31, 2014.
•	Notify the TDI prior to any significant changes in our reinsurance programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of June 30, 2015. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

During the quarter ended June 30, 2015, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Equity Securities

On December 1, 2014 our Board of Directors approved a share repurchase program for up to 500,000 shares of our common stock. The following table provides information with respect to shares repurchased through June 30, 2015. We anticipate repurchases to continue to be made periodically at our discretion through the period ending December 31, 2015. Our decisions around the timing, volume, and nature of the share repurchases will be dependent upon market conditions, applicable securities laws, as well as other factors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
As of March 31, 2015	—	$—	—	500,000
April 1-30, 2015	—	—	—	500,000
May 1-31, 2015	—	—	—	500,000
June 1-30, 2015	27,993	8.31	27,993	472,007
As of June 30, 2015	27,993	$8.31	27,993	472,007

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Form of Restricted Stock Unit Grant Notice and Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on June 2, 2015)*
10.2	Third Amendment to Option Agreement by and between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on June 2, 2015)*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Denotes management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	August 13, 2015	By:	/s/ Douglas N. Raucy
Douglas N. Raucy, President, Chief Executive Officer and Director
(principal executive officer)

Date:	August 13, 2015	By:	/s/ John S. Hill
John S. Hill, Vice President and Chief Financial Officer
(principal financial and accounting officer)

