Form 10-Q
period 2015-09-30
1347 Property Insurance Holdings, Inc.
filed 2015-11-12
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

The number of shares outstanding of the registrant's common stock as of November 10, 2015 was 6,183,911.

1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1347 PROPERTY INSURANCE HOLDINGS INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands)
	September 30, 2015 (unaudited)	December 31, 2014
Assets
Investments:
Fixed income securities, at fair value (amortized cost of $18,078 and $10,515, respectively)	$18,168	$10,514
Short-term investments, at cost which approximates fair value	820	2,198
Other investments, at cost	248	—
Total investments	19,236	12,712
Cash and cash equivalents	50,462	53,639
Deferred policy acquisition costs, net	3,768	3,091
Premiums receivable, net of allowance for doubtful accounts of $3 for both periods	2,187	2,086
Ceded unearned premiums	2,580	1,561
Reinsurance recoverable	456	363
Current income taxes recoverable	1,103	—
Net deferred income taxes	543	263
Property and equipment, net	212	237
Goodwill	211	—
Intangible assets, net of accumulated amortization of $9 and $0, respectively	43	—
Other assets	500	282
Total Assets	$81,301	$74,234

Liabilities and Shareholders’ Equity
Liabilities:
Loss and loss adjustment expense reserves	$2,044	$1,211
Unearned premium reserves	22,201	17,703
Ceded reinsurance premiums payable	3,404	2,559
Agent commissions payable	470	323
Premiums collected in advance	1,318	560
Due to related party	—	145
Current income taxes payable	—	262
Accrued expenses and other liabilities	1,830	1,557
Series B Preferred Shares, $25.00 par value, 1,000 shares authorized, 120 and zero shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2,505	—
Total Liabilities	$33,772	$24,320

Shareholders’ Equity:
Common stock, $0.001 par value; 10,000 shares authorized; 6,358 issued and outstanding at September 30, 2015 and December 31, 2014	$6	$6
Additional paid-in capital	48,673	47,631
Retained earnings	26	2,278
Accumulated other comprehensive income (loss)	59	(1)
	48,764	49,914
Less: treasury stock at cost, 158 and zero shares as of September 30, 2015 and December 31, 2014, respectively	(1,235)	—
Total Shareholders’ Equity	47,529	49,914
Total Liabilities and Shareholders’ Equity	$81,301	$74,234
See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands, except per share data) (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Net premiums earned	$6,401	$4,427	$18,670	$13,281
Net investment income	45	48	202	76
Other income	243	61	702	181
Total revenue	6,689	4,536	19,574	13,538

Expenses:
Net losses and loss adjustment expenses	3,325	944	6,971	2,503
Amortization of deferred policy acquisition costs	1,676	1,111	4,773	3,054
General and administrative expenses	1,624	1,429	5,414	3,568
Loss on termination of Management Services Agreement	—	—	5,421	—
Accretion of discount on Series B Preferred Shares	85	—	194	—
Total expenses	6,710	3,484	22,773	9,125

(Loss) Income before income tax (benefit) expense	(21)	1,052	(3,199)	4,413
Income tax (benefit) expense	82	420	(947)	1,462
Net (loss) income	(103)	632	(2,252)	2,951
Less: beneficial conversion feature on convertible preferred shares	—	—	—	500
Net (loss) income attributable to common shareholders	$(103)	$632	$(2,252)	$2,451

(Loss) Earnings per share – net (loss) income attributable to common shareholders:
Basic	$(0.02)	$0.10	$(0.36)	$0.64
Diluted	$(0.02)	$0.10	$(0.36)	$0.63
Weighted average common shares outstanding (in ‘000s)
Basic	6,261	6,358	6,325	3,832
Diluted	6,261	6,433	6,325	3,888

Consolidated Statements of Comprehensive (Loss) Income

Net (loss) income	$(103)	$632	$(2,252)	$2,951
Unrealized gains (losses) on fixed income securities, net of tax	66	(21)	60	(11)
Comprehensive (loss) income	$(37)	$611	$(2,192)	$2,940

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (in thousands, except share data) (Unaudited)
	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance, January 1, 2014	—	$—	1,000,000	$1	—	$—	$8,749	$(868)	$—	$7,882
Issuance of convertible preferred shares	80,000	2,000	—	—	—	—	—	—	—	2,000
Beneficial conversion feature on preferred shares	—	—	—	—	—	—	500	(500)	—	—
Common shares issued upon conversion of preferred shares	(80,000)	(2,000)	312,500	—	—	—	2,000	—	—	—
Issuance of common shares	—	—	5,045,625	5	—	—	36,256	—	—	36,261
Stock compensation expense	—	—	—	—	—	—	126	—	—	126
Net income	—	—	—	—	—	—	—	3,646	—	3,646
Other comprehensive loss	—	—	—	—	—	—	—	—	(1)	(1)
Balance, December 31, 2014	—	$—	6,358,125	$6	—	$—	$47,631	$2,278	$(1)	$49,914

Stock compensation expense	—	—	—	—	—	—	32	—	—	32
Issuance of performance shares and warrants pursuant to MSA termination transaction	—	—	—	—	—	—	1,010	—	—	1,010
Repurchases of common stock	—	—	(157,778)	—	157,778	(1,235)	—	—	—	(1,235)
Net loss	—	—	—	—	—	—	—	(2,252)	—	(2,252)
Other comprehensive income	—	—	—	—	—	—	—	—	60	60
Balance, September 30, 2015	—	$—	6,200,347	$6	157,778	$(1,235)	$48,673	$26	$59	$47,529

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine months ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities:
Net income (loss)	$(2,252)	$2,951
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Issuance of Preferred Shares, Performance Shares, and Warrants pursuant to MSA termination transaction	3,321	—
Amortization of Preferred Shares issued pursuant to MSA termination transaction	194	—
Net deferred income taxes	(261)	182
Stock based compensation expense	32	116
Depreciation expense	39	—
Changes in operating assets and liabilities:
Premiums receivable	(98)	2,098
Ceded unearned premiums	(1,019)	(482)
Deferred policy acquisition costs	(677)	(961)
Loss and loss adjustment expense reserves (net of reinsurance recoverable)	740	308
Premiums collected in advance	758	696
Due to related party	(145)	(2,475)
Unearned premium reserve	4,498	4,898
Ceded reinsurance premiums payable	845	(50)
Current income taxes payable	(1,416)	287
Other, net	245	766
Net cash provided by operating activities	4,804	8,334

Investing activities:
Purchase of furniture and equipment	(9)	—
Acquisition of entity, net of cash acquired	(305)	—
Purchases of fixed income securities	(7,663)	(6,971)
Net proceeds from (purchases of) short-term investments	1,479	(103)
Purchase of other investments	(248)	—
Net cash used by investing activities	(6,746)	(7,074)

Financing activities:
Proceeds from issuance of preferred stock, net	—	2,000
Proceeds from issuance of common stock, net	—	36,262
Purchases of treasury stock	(1,235)	—
Net cash (used) provided by financing activities	(1,235)	38,262

Net (decrease) increase in cash and cash equivalents	(3,177)	39,522
Cash and cash equivalents at beginning of period	53,639	15,007
Cash and cash equivalents at end of period	$50,462	$54,529

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$730	$492
Non-cash financing activities:
Issuance of common shares upon conversion of preferred shares	$—	$2,000

See accompanying notes to consolidated financial statements.

 1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

1. Nature of Business

1347 Property Insurance Holdings, Inc. (the "Company") was incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc. The Company holds all of the capital stock of three subsidiaries: Maison Insurance Company ("Maison"), Maison Managers Inc. ("MMI"), and ClaimCor, LLC (“ClaimCor”). Prior to March 31, 2014, the Company was a wholly owned subsidiary of Kingsway America Inc. ("KAI"). KAI is a wholly owned subsidiary of Kingsway Financial Services Inc. ("KFSI"), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering (“IPO”) of its common stock. On June 13, 2014, the Company completed a follow-on offering of its common stock to the public. Through the combination of the Company’s IPO and follow-on offering, the Company issued approximately five million shares of its common stock. As of September 30, 2015 KAI held approximately 1.1 million shares of our common stock, which is equivalent to 17.3% of our outstanding shares.

Maison began providing homeowners insurance, manufactured home insurance and dwelling fire insurance to individuals in Louisiana in December 2012. Maison writes both full peril property policies as well as wind/hail only exposures in Louisiana and distributes its policies through independent insurance agents. On May 13, 2015 the Company was notified by the Texas Department of Insurance that a Certificate of Authority had been granted to Maison, allowing us to begin writing insurance in the State of Texas.  Maison began assuming wind/hail only insurance for commercial properties in Texas beginning in June 2015. In September 2015, Maison began writing manufactured home policies in the State of Texas on a direct basis.

Maison Managers, Inc. serves as the Company’s management services subsidiary, known as a managing general agency. MMI earns commissions and fees for providing policy administration, marketing, reinsurance contract negotiation, and accounting and analytical services. Both Maison and MMI are licensed by and subject to the regulatory oversight of both the Louisiana Department of Insurance (“LDI”) and Texas Department of Insurance (“TDI”).

On January 2, 2015, the Company completed its acquisition of 100% of the membership interest of ClaimCor, a claims and underwriting technical solutions company.

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

The Company’s other investments are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $250 through September 30, 2015. The Company has accounted for these investments under the cost method as the underlying instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

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

Income Taxes:

For taxable periods ending on or prior to March 31, 2014, the Company is included in the U.S. consolidated federal income tax return of Kingsway America II Inc. and its eligible U.S. subsidiaries ("KAI Tax Group"). The method of allocating federal income taxes among the companies in the KAI Tax Group is subject to written agreement, approved by each company's Board of Directors. The allocation is made primarily on a separate return basis, with current credit for any net operating losses or other items utilized in the consolidated federal income tax return. For taxable periods beginning after March 31, 2014, the Company has filed its own U.S. consolidated federal income tax return.

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

Property and Equipment:

Property and equipment is reported at historical cost less accumulated depreciation. Depreciation of property and equipment is recorded on a straight-line basis over the estimated useful life which ranges from seven years for furniture, three years for computer equipment, and the shorter of estimated useful life or the term of the lease for leasehold improvements. Property and equipment is estimated to have no salvage value at its useful life-end.

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

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with three major U.S. domestic banking institutions. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At September 30, 2015 the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

The Company has not experienced significant losses related to premiums receivable from its policyholders and management believes that amounts provided as an allowance for credit losses is adequate.

The Company has not experienced any losses on amounts due from reinsurers. In order to limit the credit risk associated with amounts potentially due from reinsurers, the Company uses several different reinsurers, which have an A.M. Best Rating of A- (Excellent) or better. Absent such rating, we have required the reinsurers to place collateral on deposit with an independent institution under a trust agreement for our benefit.

The Company also has risk associated with the lack of geographic diversification due to the fact that Maison primarily underwrites policies in Louisiana. The Company insures personal property located in 63 of the 64 parishes in the State of Louisiana. As of September 30, 2015, these policies are concentrated within these parishes as follows: Jefferson Parish 17.9%, Saint Tammany Parish 16.2%, East Baton Rouge Parish 7.5%, Orleans Parish 6.9%, Livingston Parish 5.4%, and Tangipahoa Parish 5.3%. No other parish individually has over 5.0% of the policies in force as of September 30, 2015. These remaining 57 parishes aggregate 40.8% of the total policies in force as of September 30, 2015.

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

Premiums collected in advance occur when the policyholder premium is paid in advance of the effective date of the policy and are recorded as a liability on the Company’s consolidated balance sheets.

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

The Company has also issued restricted stock units (“RSUs”) to certain of its employees which have been accounted for as equity based awards since, upon vesting, they will be settled in the Company’s common shares. The Company used a Monte Carlo valuation model to estimate the fair value of these awards upon grant date as the vesting of these RSUs is based solely upon market-based conditions. The fair value of each RSU is recorded as compensation expense over the derived service period, as determined by the valuation model. Should the market-based condition be achieved prior to the expiration of the derived service period, any unrecognized cost will be recorded as compensation expense in the period in which the RSUs actually vest.

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

Intangible Assets:

Intangible assets on our consolidated balance sheets represent a non-compete agreement and customer base asset associated with our acquisition of ClaimCor in January 2015. The Company amortizes identified intangible assets to expense over their estimated lives using the straight-line method. The Company evaluates intangible assets for impairment as events and circumstances change or at minimum, on an annual basis. See Note 9 for further information on our identifiable intangible assets and the acquisition of ClaimCor.

 1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Goodwill:

Goodwill on our consolidated balance sheets represents the amount paid in excess of the fair value for the net assets acquired in our purchase of ClaimCor, which has been accounted for under FASB ASC Topic 805 – Business Combinations. Goodwill is not amortized to expense, but rather is analyzed for impairment on an annual basis or as events and circumstances change. As of September 30, 2015 and December 31, 2014 we have $211 and $0, respectively, of goodwill included in the accompanying consolidated balance sheets. As of September 30, 2015, we have determined that no impairment exists on our goodwill. See Note 9 for further information on the goodwill resulting from our acquisition of ClaimCor.

3. Recently Issued Accounting Standards

ASU 2015-09: Financial Services – Insurance:

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-09: Financial Services – Insurance (Topic 944): Disclosures about Short-Duration Contracts. This update provides for an increase in the transparency of accounting estimates made by companies in the measurement of short-duration contracts and unpaid claim and claim adjustment expense liabilities by requiring additional disclosures, as well as improvements to existing disclosures. The guidance is effective for the Company beginning January 1, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position, or liquidity.

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

4. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on fixed income securities at September 30, 2015 and December 31, 2014 is as follows.

As of September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government and government agencies	$1,201	$10	$(1)	$1,210
State municipalities and political subdivisions	1,406	15	—	1,421
Asset-backed securities and collateralized mortgage obligations	6,760	42	(4)	6,798
Corporate	8,711	42	(14)	8,739
Total fixed income securities	$18,078	$109	$(19)	$18,168

As of December 31, 2014
Fixed income securities:
U.S. government and government agencies	$141	$—	$—	$141
State municipalities and political subdivisions	295	—	—	295
Asset-backed securities and collateralized mortgage obligations	4,179	6	(7)	4,178
Corporate	5,900	10	(10)	5,900
Total	$10,515	$16	$(17)	$10,514

 1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The table below summarizes the Company's fixed income securities at September 30, 2015 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value
One year or less	$414	$414
One to five years	10,252	10,293
Five to ten years	1,929	1,952
More than ten years	5,483	5,509
Total	$18,078	$18,168

The following table highlights the aggregate unrealized loss position, by security type, of fixed income securities in unrealized loss positions as of September 30, 2015 and December 31, 2014. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions. There were 42 and 56 investments that were in unrealized loss positions as of September 30, 2015 and December 31, 2014, respectively.

	Less than 12 Months		Greater than 12 Months		Total
At September 30, 2015	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
U.S. government and government agencies	$640	$(1)	$—	$—	$640	$(1)
State municipalities and political subdivisions	—	—	—	—	—	—
Asset-backed securities and collateralized mortgage obligations	1,049	(4)	—	—	1,049	(4)
Corporate	2,431	(14)	—	—	2,431	(14)
Total investments in fixed income securities	$4,120	$(19)	$—	$—	$4,120	$(19)

At December 31, 2014
Fixed income securities:
U.S. government, gov’t agencies and authorities	$65	$—	$—	$—	$65	$—
State municipalities and political subdivisions	250	—	—	—	250	—
Asset-backed securities and collateralized mortgage obligations	2,332	(7)	—	—	2,332	(7)
Corporate	3,173	(10)	—	—	3,173	(10)
Total investments in fixed income securities	$5,820	$(17)	$—	$—	$5,820	$(17)

Under the terms of the certificate of authority granted to Maison by the Texas Department of Insurance, Maison is required to pledge securities totaling approximately $2,000 with the State of Texas. Maison deposited the required securities with the State of Texas on May 13, 2015. These securities consist of various fixed income securities listed in the preceding tables which have an amortized cost basis of $2,004 and estimated fair value of $2,019 as of September 30, 2015.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The risks and uncertainties inherent in the assessment methodology used to determine declines in market value that are other-than-temporary include, but may not be limited to, the following:

•	the opinions of professional investment managers could be incorrect;
•	the past trading patterns of investments may not reflect their future valuation trends;
•	the credit ratings assigned by credit rating agencies may be incorrect due to unforeseen events or unknown facts related to the investee company’s financial situation; and
•	the historical debt service record of an investment may not be indicative of future performance and may not reflect a company’s unknown underlying financial problems

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

Accordingly, all of the Company’s investments were in good standing and there were no write-downs for other-than-temporary impairments on the Company’s investments for the three and nine months ended September 30, 2015 and 2014.

The Company does not have any exposure to subprime mortgage-backed investments. Net investment income for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment income:
Interest on fixed income securities	$79	$23	$196	$49
Interest on cash and cash equivalents	27	26	85	35
Other	2	—	2	—
Gross investment income	108	49	283	84
Investment expenses	(63)	(1)	(81)	(8)
Net investment income	$45	$48	$202	$76

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

In June 2015, we began writing business through an alliance with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this alliance, we have assumed wind/hail only exposures on certain churches and related ministries Brotherhood insures throughout the State of Texas. As of September 30, 2015, we have written $733 in assumed premiums on 327 policies through the Brotherhood agreement.

 1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The impact of reinsurance treaties on the Company’s financial statements is as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Premium written:
Direct	$11,382	$8,484	$31,269	$23,042
Assumed	421	—	733	—
Ceded	(3,564)	(2,543)	(9,854)	(5,345)
Net premium written	$8,239	$5,941	$22,148	$17,697

Premium earned:
Direct	$9,654	$6,975	$27,334	$18,144
Assumed	146	—	170	—
Ceded	(3,399)	(2,548)	(8,834)	(4,863)
Net premium earned	$6,401	$4,427	$18,670	$13,281

Losses and LAE incurred:
Direct	$3,665	$944	$7,281	$2,503
Assumed	37	—	40	—
Ceded	(377)	—	(350)	—
Net losses and LAE incurred	$3,325	$944	$6,971	$2,503

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

DPAC as well as the related amortization expense associated with DPAC for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Beginning balance, net	$3,417	$2,610	$3,091	$1,925
Additions	2,027	1,387	5,450	4,015
Amortization	(1,676)	(1,111)	(4,773)	(3,054)
Balance, Sep 30, net	$3,768	$2,886	$3,768	$2,886

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

The Company's evaluation of the adequacy of loss and loss adjustment expense (“LAE”) reserves includes a re-estimation of the liability for loss and loss adjustment expense reserves relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision for loss and loss adjustment expense reserves, net of amounts recoverable from reinsurers, for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Beginning balance, gross of reinsurance	$1,458	$433	$1,211	$354
Less reinsurance recoverable related to loss and LAE expense reserves	(108)	—	(363)	—
Beginning balance, net of reinsurance	1,350	433	848	354
Incurred related to:
Current year	3,228	976	6,875	2,661
Prior years	97	(32)	96	(158)
Paid related to:
Current year	(2,985)	(704)	(5,557)	(2,103)
Prior years	(102)	(11)	(674)	(92)
Balance, September 30, net of reinsurance	1,588	662	1,588	662
Plus reinsurance recoverable related to loss and LAE expense reserves	456	—	456	—
Balance, September 30, gross of reinsurance	$2,044	$662	$2,044	$662

 1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

For the nine months ended September 30, 2015, the Company reported $96 of unfavorable development for loss and LAE reserves from prior accident years. This unfavorable development was primarily related to higher than expected claim development in 2015 on losses initially reported to the Company prior to December 31, 2014. For the nine months ended September 30, 2014, the Company reported $158 of favorable development for loss and LAE reserves from prior accident years. This favorable development was due to lower than expected claims reported to the Company subsequent to December 31, 2013, for losses which had been incurred in 2013. For the nine months ended September 30, 2015, we incurred current year loss and LAE of $6,875.

8. Income Taxes

Income tax benefit for the three and nine months ended September 30, 2015 and 2014 varies from the amount that would result by applying the applicable statutory federal income tax rate of 34% to income before income taxes as summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income tax expense (benefit) at statutory income tax rate	$(7)	$358	$(1,088)	$1,501
Net operating loss carryforward	—	—	—	(373)
State income tax (net of federal tax benefit)	86	58	132	328
Other	3	4	9	6
Income tax expense (benefit)	$82	$420	$(947)	$1,462

The Company carries a net deferred income tax asset of $543 and $263 at September 30, 2015 and December 31, 2014, respectively, all of which the Company believes is more likely than not to be fully realized based upon management's assessment of future taxable income. Significant components of the Company’s net deferred tax assets are as follows:

	September 30, 2015	December 31, 2014

Deferred income tax assets:
Loss and loss adjustment expense reserves	$15	$8
Unearned premium reserves	1,334	1,098
Net operating loss carryforwards	287	287
Other	586	202
Deferred income tax assets	$2,222	$1,595

Deferred income tax liabilities:
Deferred policy acquisition costs	$1,281	$1,051
State deferred taxes	366	281
Other	32	—
Deferred income tax liabilities	$1,679	$1,332

Net deferred income tax assets	$543	$263

As of September 30, 2015, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions.

9. Purchase of ClaimCor LLC

On January 2, 2015, the Company acquired a 100% interest in ClaimCor, a Florida domiciled independent adjusting company in order to complement the Company’s strategic plan and growth objectives by entering into the insurance services outsourcing industry. Under the terms of the membership interest purchase agreement, the purchase price was $323, paid by the Company, in cash, at closing. Pursuant to the purchase agreement, the previous managing members of ClaimCor entered into a non-compete agreement with the Company, whereby the members will not engage in, continue in, or carry on any business that competes with ClaimCor for a period of three years from the date of purchase.

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

The Non-Compete and Customer base assets recognized upon the acquisition of ClaimCor will be amortized a period of three and five years, respectively. The Company recognized expense related to the amortization of these assets in the amount of $9 for the nine months ended September 30, 2015.

Future expense related to the amortization of these assets is expected to be as follows:

Estimated amortization expense for the twelve months ended:
September 30, 2016	$12
September 30, 2017	12
September 30, 2018	9
September 30, 2019	9
September 30, 2020	1

10. Net Earnings (Loss) Per Share

Net earnings (loss) per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic:
Net (loss) income	$(103)	$632	$(2,252)	$2,951
Less: beneficial conversion feature on convertible preferred shares	—	—	—	(500)
Net (loss) income attributable to common shareholders	(103)	632	(2,252)	2,451
Weighted average common shares outstanding	6,261	6,358	6,325	3,832
Basic (loss) earnings per common share	$(0.02)	$0.10	$(0.36)	$0.64

Diluted:
Net (loss) income	$(103)	$632	$(2,252)	$2,951
Less: beneficial conversion feature on convertible preferred shares	—	—	—	(500)
Net (loss) income attributable to common shareholders	(103)	632	(2,252)	2,451
Weighted average common shares outstanding	6,261	6,358	6,325	3,832
Effect of potentially dilutive securities	—	75	—	56
Diluted weighted average common shares outstanding	6,261	6,433	6,325	3,888
Diluted (loss) earnings per common share	$(0.02)	$0.10	$(0.36)	$0.63

 1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The following potentially dilutive securities have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Options to purchase common stock	210	—	210	—
Warrants to purchase common stock	1,907	407	1,907	407
Performance shares	475	475	475	475
Restricted stock units	21	—	21	—
	2,613	882	2,613	882

11. Options, Warrants, and Restricted Stock Units

The Company has established an equity incentive plan for employees and directors of the Company (the “Plan”). The purpose of the Plan is to create incentives designed to motivate recipients to significantly contribute toward the Company’s growth and profitability, and also to attract and retain persons of outstanding competence, and provide such persons with an opportunity to acquire an equity interest in the Company. In April 2015, the Company’s shareholders approved an amendment to the Plan to allow for the issuance of additional award types under the Plan. These award types include restricted stock and restricted stock units (“RSUs”), as well as performance shares. As of September 30, 2015 both stock options and RSUs have been issued to the Company’s employees under the Plan. There remains 156,956 shares available for future issuance under the Plan as of September 30, 2015.

There were no grants, exercises, or cancellations of the Company’s stock options for the nine months ended September 30, 2015. The following table summarizes the Company’s stock options outstanding as of September 30, 2015.

Stock Options Outstanding as of September 30, 2015
Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding (in 000’s)	Number Exercisable (in 000’s)
02/28/2014	8.00	12/15/2015	0.2	33	33
03/31/2014	8.00	03/31/2019	3.5	163	105
04/04/2014	8.69	04/04/2019	3.5	14	9
			Total	210	147

Through a series of amendments, the Company has modified the option originally issued to our President and CEO, Mr. Doug Raucy on February 28, 2014, to extend the expiration date to December 15, 2015, provided that Mr. Raucy is employed by the Company on the date of exercise. The Company has recognized an additional $8 in stock compensation expense for the nine months ended September 30, 2015 as a result of these amendments.

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

 1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The following table summarizes RSU activity for the nine months ended September 30, 2015.

Restricted Stock Units	Number of Units (in 000’s)	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2014	—	$—
Granted	21	28
Vested	—	—
Forfeited	—	—
Non-vested units, September 30, 2015	21	$28

Due to the fact that the RSUs granted vest based upon market conditions, the Company used a Monte Carlo valuation model to estimate fair value as of the date of grant. Based on the Monte Carlo model, the estimated fair value on grant date was determined to be $28, which the Company will recognize as compensation expense over a derived service period of approximately two years.

Total stock based compensation expense for the nine months ended September 30, 2015 and 2014 was $31 and $121, respectively. As of September 30, 2015, total unrecognized stock compensation expense of $79 remained, which will be recognized through March 31, 2018.

On February 24, 2015, the Company issued a warrant to purchase 1,500,000 shares of our common stock to 1347 Advisors LLC. See Note 12 – Related Party Transactions for further details on the issuance of this warrant. The following table summarizes the Company’s warrants outstanding as of September 30, 2015.

Warrants Outstanding as of September 30, 2015
Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding and Exercisable (in 000’s)
03/31/2014	9.60	03/30/2019	3.75	313
03/31/2014	10.00	03/31/2019	3.75	94
02/24/2015	15.00	02/24/2022	6.66	1,500
			Total	1,907

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

Amounts due to related parties represent amounts due to the Company’s former parent, KAI, or companies affiliated with KAI. Prior to the Company’s IPO on March 31, 2014, the Company operated as wholly owned subsidiary of KAI. As a result of this relationship, KAI had advanced the Company funds consisting of payments made directly to third parties on the Company’s behalf as well as allocated inter-company expenses for various shared-services and support. As of September 30, 2015, the Company had paid all balances due to KAI and its affiliates. The Company did not incur any additional charges under this arrangement for the nine months ended September 30, 2015. As of December 31, 2014, the Company owed KAI and its affiliates approximately $145 under this arrangement.

As of September 30, 2015, KFSI and its subsidiaries retained a 17.3% interest of the Company’s outstanding common shares.

Termination of Management Services Agreement

On February 11, 2014, the Company entered into the Management Services Agreement ("MSA") with 1347 Advisors, LLC ("Advisors"), a wholly owned subsidiary of KAI, which provided for certain services that Advisors would provide to the Company, including forecasting, analysis of capital structure and reinsurance programs, consultation in future restructuring or capital raising transactions, and consultation in corporate development initiatives. For the services performed, Advisors was paid a monthly fee equal to 1% of the Company's direct written premiums, as defined in the MSA. Prior to the termination of this agreement as discussed below, the Company incurred an expense of $22 under the terms of the MSA for the nine months ended September 30, 2015.

 1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The Company entered into an Agreement to Buyout and Release (the “Buyout”) with Advisors which terminated the MSA on February 24, 2015. In consideration of Advisors agreeing to voluntarily terminate the MSA, the Company (i) made a cash payment in the amount of $2,000 to Advisors; (ii) executed and delivered the Performance Shares Grant Agreement to Advisors (as described below); (iii) issued to Advisors 120,000 shares of Series B Preferred Stock of the Company (“Preferred Shares”, described below); and (iv) executed and delivered to Advisors a warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of fifteen dollars per share. The Warrant expires on February 24, 2022.

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

Accounting for the Buyout Transaction

As a result of the termination of the MSA agreement, the Company recognized expenses in the amount of $5,421 for the nine months ended September 30, 2015 as follows:

Nine Months ended September 30, 2015
Cash paid	$2,000
Issuance of Series B Preferred Shares (recorded at a discount to redemption amount)	2,311
Issuance of Warrants and Performance Shares	1,010
Professional fees incurred in connection with the Buyout	100
Loss on termination of MSA	$5,421

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the Preferred Shares have a mandatory redemption date of February 24, 2020, the guidance required that we classify the Preferred Shares as a liability on our consolidated balance sheet, as opposed to recording the value of the shares in equity. The resulting liability was recorded at a discount to the $3,000 ultimate redemption amount of the Preferred Shares based upon an analysis of the cash payments expected to occur under the terms of the Preferred Shares discounted at the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $1,889 will be charged to operations from February 2015 through February 2020 using the effective interest method. Resulting amortization charges of $85 and $194 have been recorded on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2015, respectively.

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

13. Treasury Shares

On December 1, 2014, the Company’s Board of Directors authorized a share repurchase program for up to 500,000 shares of the Company’s common stock. Through September 30, 2015, the Company has repurchased 157,778 shares of common stock at an aggregate purchase price of $1,235, or $7.83 per share, including all fees and commissions. The entirety of these shares were purchased during the nine months ended September 30, 2015. The repurchased shares are classified as treasury stock, at cost on the Company’s consolidated balance sheet as of September 30, 2015.

14. Accumulated Other Comprehensive Income (Loss)

The table below details the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Unrealized gains (losses) on available-for-sale securities:
Beginning balance	$(7)	$10	$(1)	$—
Other comprehensive income (loss) before reclassifications	66	(21)	60	(11)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income (loss)	66	(21)	60	(11)
Balance, September 30	$59	$(11)	$59	$(11)

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

The FASB has issued guidance that defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires and entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

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
  Level 3 – inputs to the valuation methodology which are unobservable and significant to the measurement of fair value.

Financial instruments measured at fair value as of September 30, 2015 and December 31, 2014 in accordance with this guidance are as follows.

September 30, 2015	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. government and government agencies	$—	$1,210	$—	$1,210
State municipalities and political subdivisions	—	1,421	—	1,421
Asset-backed securities and collateralized mortgage obligations	—	6,798	—	6,798
Corporate	—	8,739	—	8,739
Total investments in fixed income securities	—	18,168	—	18,168
Short-term investments	820	—	—	820
Total	$820	$18,168	$—	$18,988

December 31, 2014
Fixed income securities:
U.S. government and government agencies	$—	$141	$—	$141
State municipalities and political subdivisions	—	295	—	295
Asset-backed securities and collateralized mortgage obligations	—	4,178	—	4,178
Corporate	—	5,900	—	5,900
Total investments in fixed income securities	—	10,514	—	10,514
Short-term investments	2,198	—	—	2,198
Total	$2,198	$10,514	$—	$12,712

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

 1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Operating Lease Commitments:

As of September 30, 2015, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ended September 30,
2016	$195
2017	199
2018	156
2019	141
2020 and thereafter	12
$703

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

Prior to March 31, 2014, the Company was a wholly owned subsidiary of Kingsway America Inc. ("KAI"). KAI, in turn is a wholly owned subsidiary of Kingsway Financial Services Inc. ("KFSI"), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering (“IPO”) of its common stock and then on June 13, 2014, the Company completed a follow-on offering. Through the combination of the Company’s IPO and follow-on offering, we issued approximately five million shares of our common stock. As of September 30, 2015 KAI and companies affiliated with KAI held approximately 1.1 million shares of our common stock equivalent to 17.3% of our outstanding shares.

We began providing property and casualty insurance to individuals in Louisiana in December 2012. Our insurance offerings in Louisiana include homeowners insurance, manufactured home insurance and dwelling fire insurance. We write both full peril property policies as well as wind/hail only exposures and we produce new policies through a network of more than 140 independent insurance agents in Louisiana and 70 independent agents in Texas. These agents typically represent several insurance companies in order to provide various insurance product lines to their clients. We refer to the policies we write through independent agents as voluntary policies.

We have also participated in the “take-out” program implemented by Louisiana Citizens Property Insurance Company (“Citizens”). As the State of Louisiana has not historically been in the business of serving as an insurer, this program was implemented to reduce the number of properties insured by Citizens. Under the take-out program, state-approved insurance companies such as Maison, have the opportunity to assume insurance policies written by Citizens. It has been Maison’s practice to date to participate in such take-out programs, and Maison plans to continue doing so from time to time in the future. We have participated in the last three rounds of take-outs from Citizens, occurring on December 1st of each year. Additionally, we expect to participate in the take-out scheduled to occur on December 1, 2015.

On May 13, 2015, Maison received its Certificate of Authority from the Texas Department of Insurance (“TDI”), which authorizes us to write insurance in the State of Texas. We began writing business in Texas in June 2015, through an alliance with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this alliance, we have assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas. Furthermore, in September 2015 Maison began writing manufactured home policies on a direct basis in the State of Texas.

As of September 30, 2015, we had over 25,000 policies in-force. Of these policies in-force, approximately 28% were obtained from take-out policies from Citizens and approximately 72% were voluntary policies obtained from our independent agency network. From all sources of distribution, the in-force policy count at September 30, 2015 and December 31, 2014 was as follows:

	Direct Policies in-force as of
Source of Policies	Sep 30, 2015	Dec 31, 2014

Total Takeout Policies in Force	6,991	7,589

Homeowners	13,259	9,286
Manufactured Homes	4,255	4,096
Other Dwellings	631	426
Total Voluntary Policies in Force	18,145	13,808

Total Direct Policies in Force	25,136	21,397

We do not consider the wind/hail only book of business we have written in Texas in our policies-in-force count as of September 30, 2015 since we have assumed this business through Brotherhood. As of September 30, 2015, we have assumed wind/hail coverage on 327 policies in Texas through this agreement.

We process claims made by our policyholders through various third-party claims adjusting companies, including our wholly owned subsidiary, ClaimCor, which we acquired on January 2, 2015. Our independent agents have no authority to settle claims or otherwise exercise control over the claims process. We believe that the retention of independent adjusters, in addition to the employment of salaried claims personnel, results in reduced loss payments, lower loss expenses, lower loss adjustment expenses (“LAE”) and improved customer service for our policyholders.

MMI serves as the Company’s management services subsidiary, known as a managing general agency. MMI earns commissions and a $25 fee per policy written in the State of Louisiana and a $30 fee on certain policies written in the State of Texas for providing policy administration, marketing, reinsurance contract negotiation, and accounting and analytical services. Both Maison and MMI are licensed by and subject to the regulatory oversight of both the Louisiana Department of Insurance (“LDI”) and TDI.

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

Underwriting Ratios

The Company analyzes its performance based on underwriting ratios such as loss ratio, expense ratio and combined ratio. The loss ratio is derived by dividing the amount of net losses and loss adjustment expenses by net premiums earned. The expense ratio is derived by dividing the sum of amortization of deferred policy acquisition costs and general and administrative expenses by net premiums earned. All items included in the loss and expense ratios are presented in the Company’s U.S. GAAP financial statements. The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio below 100% demonstrates underwriting profit whereas a combined ratio over 100% demonstrates an underwriting loss.

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

Analysis of Financial Condition

As of September 30, 2015 compared to December 31, 2014

Investments

The Company's investments in fixed income securities are classified as available-for-sale and are reported at estimated fair value. The Company held an investments portfolio comprised primarily of fixed income securities issued by the U.S. Government, government agencies and high quality corporate issuers. The portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by Maison’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk. Investments held by the Company's insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Furthermore, pursuant to the certificate of authority we received from the TDI, we are required to deposit securities with the State of Texas. These securities consist of the fixed income securities listed in the tables below and have an amortized cost basis of $2,004 and estimated fair value of $2,019 as of September 30, 2015.

The table below summarizes the Company’s investments as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government and government agencies	$1,210	6.3%	$141	1.1%
State municipalities and political subdivisions	1,421	7.4%	295	2.3%
Asset-backed securities and collateralized mortgage obligations	6,798	35.3%	4,178	32.9%
Corporate	8,739	45.4%	5,900	46.4%
Total fixed income securities	18,168	94.4%	10,514	82.7%
Short-term investments	820	4.3%	2,198	17.3%
Other Investments	248	1.3%	—	-%
Total investments	$19,236	100.0%	$12,712	100.0%

The Company’s other investments are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $248 through September 30, 2015. The Company has accounted for its investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

Liquidity and Cash Flow Risk

The table below summarizes the Company's fixed income securities by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	September 30, 2015		December 31, 2014
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total

One year or less	$414	2.3%	$179	1.7%
One to five years	10,293	56.7%	7,017	66.7%
Five to ten years	1,952	10.7%	903	8.6%
More than ten years	5,509	30.3%	2,415	23.0%
Total	$18,168	100.0%	$10,514	100.0%

At September 30, 2015, approximately 59.0% of the Company’s fixed income securities had contractual maturities of five years or less. The Company holds cash and high-grade short-term assets which, along with fixed income securities, management believes are sufficient in amount for the payment of loss and loss adjustment expense reserves and other operating subsidiary obligations on a timely basis. The Company may not be able to liquidate its investments in the event that additional cash is required to meet obligations to its policyholders, however, the Company believes that the high-quality, liquid investments in its portfolio provide it with sufficient liquidity.

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

At September 30, 2015 and December 31, 2014, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

	September 30, 2015		December 31, 2014
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$8,778	48.3%	$4,713	44.8%
Aa/Aa	2,539	14.0%	802	7.6%
A/A	4,886	26.9%	4,414	42.0%
BBB	1,965	10.8%	585	5.6%
Total fixed income securities	$18,168	100.0%	$10,514	100.0%

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

As a result of the analysis performed by the Company, there were no write-downs for other-than-temporary impairments related to investments for the three and nine months ended September 30, 2015 and 2014.

The length of time an individual investment may be held in an unrealized loss position may vary based on the opinion of the investment manager and their respective analyses related to valuation and to the various credit risks that may prevent the Company from recapturing the principal investment. In the case of an individual investment with a maturity date where the investment manager determines that there is little or no risk of default prior to the maturity of an investment, the Company would elect to hold the investment in an unrealized loss position until the price recovers or the investment matures. In situations where facts emerge that might increase the risk associated with recapture of principal, the Company may elect to sell the investment at a loss.

At September 30, 2015, the gross unrealized losses for fixed income securities amounted to $19, and there were no unrealized losses attributable to non-investment grade fixed income securities. At both September 30, 2015 and December 31, 2014, all unrealized losses on individual investments were considered temporary. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded that default risk did not exist at the time and, therefore, the declines in value were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

Cash and Cash Equivalents

Cash and cash equivalents decreased $3,177 to $50,462 as of September 30, 2015 from $53,639 as of December 31, 2014. Before the impact of the termination of the MSA agreement, cash flows from operating activities was $6,804. This amount was offset by $6,746 used by investment activities mainly through our purchase of various long term fixed income securities for our investment portfolio, the purchase of $1,235 of our common stock which we currently hold as treasury shares, as well as a payment of $2,000 to 1347 Advisors LLC in connection with the termination of the MSA agreement.

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and other policy processing fees that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable and represent those costs related to acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC increased $677, to $3,768 at September 30, 2015 from $3,091 at December 31, 2014, corresponding to an increase in our unearned premium reserves over the same period.

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowance for credit losses, increased by $101 to $2,187 as of September 30, 2015 from $2,086 as of December 31, 2014. As of September 30, 2015 premiums receivable consisted of approximately $2,021 due from our Louisiana agents for premiums written primarily in August and September, approximately $54 due from Citizens for December 2014 takeout policies, and approximately $112 in premiums receivable from policies written or assumed in Texas.

Ceded Unearned Premiums

Ceded unearned premiums represents the unexpired portion of premiums paid to the Company’s reinsurers. Ceded unearned premiums are charged to income over the terms of the respective reinsurance treaties. Ceded unearned premiums increased $1,019 to $2,580 as of September 30, 2015 from $1,561 as of December 31, 2014. Our reinsurance treaties generally run from June 1st to May 31st of each year, thus our treaties were renegotiated as of June 1, 2015 requiring an upfront deposit of unearned premium each quarter, accounting for the majority of the increase when compared to December 31, 2014.

Current Income Taxes Recoverable/Payable

Current income taxes recoverable were $1,103 as of September 30, 2015 compared to a current payable of $262 as of December 31, 2014 representing the estimate of both the Company’s state and federal income taxes to be recovered/due for the years ended December 31, 2015 and 2014, respectively, less estimated payments made during each year.

Net Deferred Income Taxes

Net deferred income taxes increased $280 to $543 as of September 30, 2015 compared to $263 as of December 31, 2014. Net deferred income taxes are comprised of approximately $2,222 and $1,595 of deferred tax assets, net of approximately $1,679 and $1,332 of deferred tax liabilities as of September 30, 2015 and December 31, 2014, respectively. The change in the net deferred tax asset is primarily due to the increase in the deferred tax assets related to the acquisition of ClaimCor as well as the increase in deferred tax assets associated with our unearned premium reserve.

Goodwill and Intangible Assets

On January 2, 2015, we acquired a 100% interest in ClaimCor, a Florida domiciled independent adjusting company in order to complement the Company’s strategic plan and growth objectives by entering into the insurance services outsourcing industry. Under the terms of the membership interest purchase agreement, the purchase price equaled $323, which we paid in cash, at closing. Pursuant to the purchase agreement, the previous managing members of ClaimCor entered into a non-compete agreement with us, whereby the members will not engage in, continue in, or carry on any business that competes with ClaimCor for a period of three years from the date the transaction closed.

As a result of this purchase, we recorded goodwill in the amount of $211 on our balance sheet. This goodwill will not be amortized but rather will be subject to impairment testing on, at minimum, an annual basis. We also recognized the estimated fair value of the non-compete agreement and customer base assets as part of the ClaimCor acquisition at a combined total of $52 as of January 2, 2015. The non-compete agreement will be amortized over its 3-year contractual life, while the customer base asset will be amortized over estimated life of 5 years. As of September 30, 2015, the combined carrying value of these two assets was $43.

Other Assets

Other assets increased $218, to $500 as of September 30, 2015 from $282 as of December 31, 2014. The major components of other assets, and the change therein, are shown below.

Other Assets	September 30, 2015	December 31, 2014	Change
Accrued interest on investments	$70	$37	$33
Deposits and prepaid expenses	430	245	185
Total	$500	$282	$218

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred but not reported (“IBNR”) loss events and the related estimated loss adjustment expenses net of amounts expected to be recovered from reinsurance. The table below separates our loss reserves and LAE between IBNR and case specific estimates as of September 30, 2015 and December 31, 2014.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
September 30, 2015
Homeowners(1)	$1,190	$90	$1,280	$625	$1,905	$456
Special Property(2)	24	20	44	95	139	—
Total	$1,214	$110	$1,324	$720	$2,044	$456

December 31, 2014
Homeowners	$697	$48	$745	$400	$1,145	$363
Special Property	13	3	16	50	66	—
Total	$710	$51	$761	$450	$1,211	$363

(1) Homeowners refers to our multi-peril policies for traditional dwellings as well as manufactured homes.

(2) Special property includes both our Fire and Allied lines of business, which is primarily wind/hail only products.

Unfavorable development for loss and LAE reserves from prior accident years was $97 and $96 for the three and nine months ended September 30, 2015, while favorable development was $32 and $158 for the three and nine months ended September 30, 2014.

The Company cannot predict whether loss and loss adjustment expense reserves will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. Any such development could have a material effect on the Company’s consolidated financial results for a given period.

Unearned Premium Reserves

Unearned premium reserves increased $4,498 to $22,201 at September 30, 2015 compared to $17,703 at December 31, 2014. The following table outlines the change in unearned premium reserves by line of business.

	September 30, 2015	December 31, 2014	Change
Homeowners	$15,719	$12,120	$3,599
Special Property	6,482	5,583	899
Total	$22,201	$17,703	$4,498

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable increased $845 to $3,404 as of September 30, 2015 compared to $2,559 as of December 31, 2014, primarily as a result of the timing of payments due under our reinsurance programs. Our reinsurance treaties generally run from June 1st to May 31st of the following year. The bulk of the balance payable as of September 30, 2015 represents a quarterly payment due under our catastrophe reinsurance programs, which was paid in October 2015.

Agent Commissions Payable

Agent commissions payable increased $147 to $470 at September 30, 2015 versus $323 as of December 31, 2014. As agent commissions are paid in arrears, this balance represents commissions owed to the Company’s independent agents on policies written throughout September 2015 and December 2014, respectively and corresponds directly with the increase in premiums written by our independent agents when comparing September 2015 to December 2014.

Premiums Collected in Advance

Premium deposits were $1,318 and $560 and represent cash the Company has received for policies which were not yet in-force as of September 30, 2015 and December 31, 2014, respectively.

Related Party Transactions

Amounts due to related parties decreased $145 as all amounts due as of December 31, 2014 had been paid prior to September 30, 2015. The December 31, 2014 payable represented amounts due to the Company’s former parent, KFSI, or subsidiaries of KFSI. Prior to the Company’s IPO on March 31, 2014, the Company operated as wholly owned subsidiary of KFSI. As a result of this relationship, KFSI had advanced the Company funds consisting of payments made directly to third parties on the Company’s behalf as well as allocated inter-company expenses for various shared-services and support. As of January 1, 2015, we are no longer reliant on KFSI for support and other shared services and as such, charges for these services have ceased.

Termination of Management Services Agreement

On February 11, 2014, the Company entered into a Management Services Agreement ("MSA") with 1347 Advisors LLC ("Advisors"), a wholly owned subsidiary of KFSI, under which Advisors provided certain services to the Company, including forecasting, analysis of capital structure and reinsurance programs, consultation in potential future restructuring or capital raising transactions, and consultation in corporate development initiatives. Under the MSA, we paid Advisors a monthly fee equal to 1% of the Company's direct written premiums. For the quarter ended March 31, 2015, the Company incurred an expense of $22 under the terms of the MSA.

The Company entered into an Agreement to Buyout and Release (the “Buyout”) with Advisors which terminated the MSA on February 24, 2015. In consideration of Advisors agreeing to voluntarily terminate the MSA, the Company (i) made a cash payment in the amount of $2,000 to Advisors; (ii) executed and delivered the Performance Shares Grant Agreement to Advisors (as described below); (iii) issued to Advisors 120,000 shares of Series B Preferred Stock of the Company (“Preferred Shares”, described below); and (iv) executed and delivered to Advisors a warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of fifteen dollars per share. The Warrant expires on February 24, 2022.

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

The issuance of the Warrants and Performance Shares associated with the Buyout had no net effect on the Company’s total shareholders’ equity as they both resulted in equal and offsetting charges to the Company’s retained earnings and additional paid-in capital. We estimated the fair value of the Warrants on grant date based upon the Black-Scholes option pricing model while we utilized a Monte Carlo model to determine the fair value of the Performance Shares due to the fact that these shares are only issuable based upon the achievement of certain market conditions.

Because the Preferred Shares have a mandatory redemption provision requiring redemption on February 24, 2020, the Company was required to classify the Preferred Shares as a liability on our balance sheet as opposed to recording the value of the shares in equity. The resulting liability was recorded at a discount to the $3,000 ultimate redemption amount of the Preferred Shares based upon an analysis of the cash payments expected to occur under the terms of the Preferred Shares discounted for the Company’s estimated cost of equity (13.9%). As a result, amortization in amount of $1,889 will be charged to operations through February 24, 2020 using the effective interest method. For the three and nine months ended September 30, 2015, amortization of the Preferred Shares totaled $85 and $194, respectively.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $273, to $1,830 as of September 30, 2015 from $1,557 as of December 31, 2014. The major components of accrued expenses and other liabilities, as well as the change therein, are shown below.

	September 30, 2015	December 31, 2014	Change
Accrued employee compensation	$268	$285	$(17)
Accrued professional fees	363	158	205
Unearned revenues	183	150	33
Accrued premium taxes and assessments	887	776	111
Other accounts payable	129	188	(59)
Total	$1,830	$1,557	$273

Shareholders’ Equity

The primary drivers behind the changes to total shareholders’ equity for the nine months ended September 30, 2015 were the issuances of the Warrants and Performance Shares associated with the Buyout transaction as well as the net loss for the nine months ended September 30, 2015. We also repurchased 157,778 shares of our common stock under a share repurchase program authorized by our Board of Directors on December 1, 2014. The aggregate purchase price of these shares was $1,235, or $7.83 per share, including all fees and commissions. The repurchased shares have been classified as treasury stock, at cost on our balance sheet as of September 30, 2015. A summary of the changes to shareholders’ equity for the nine months ended September 30, 2015 is shown in the table below.

	Common Shares	Treasury Shares	Total Shareholders’ Equity
Balance, December 31, 2014	6,358,125	—	$49,914
Stock compensation expense	—	—	32
Issuance of warrants and performance shares pursuant to Buyout	—	—	1,010
Repurchases of common shares	(157,778)	157,778	(1,235)
Net loss	—	—	(2,252)
Other comprehensive income	—	—	60
Balance, September 30, 2015	6,200,347	157,778	$47,529

Results of Operations

Three and Nine Months Ended September 30, 2015 Compared with Three and Nine Months Ended September 30, 2014

Direct and Assumed Premiums Written

The following table shows our direct and assumed premiums written by line of business for the three and nine month periods ending September 30, 2015 and 2014.

	Three Months Ended September 30,			Nine Months Ended September 30,
Line of Business	2015	2014	Change	2015	2014	Change
Homeowners	$8,670	$6,229	$2,441	$22,644	$15,887	$6,757
Special Property	3,134	2,256	878	9,358	7,156	2,202
Gross Written Premium	$11,804	$8,485	$3,319	$32,002	$23,043	$8,959

The increase in written premiums for both the three and nine month periods is primarily attributable to the organic growth in voluntary production from our independent agents as well as additional policies taken out from CPIC in December 2014. Our independent agents wrote approximately $22,657 of premium for the nine months ended September 30, 2015 compared to approximately $16,313 for the same period in 2014. Premium written from the Citizen’s take-out business was $8,592 for the first nine months of 2015 compared to $6,450 for the same period in 2014. Special Property premium written for the nine months ended September 30, 2015 also includes the benefit of approximately $733 in premium written through our alliance with Brotherhood Mutual Insurance Company, and represents wind/hail only exposures we have assumed from Brotherhood on certain churches and related structures throughout the state of Texas.

Ceded Premiums Written

Ceded premiums written increased to $9,854 for the nine months ended September 30, 2015, compared to $5,345 for the same period 2014. This increase was primarily due to an increase in limits purchased in the excess of loss reinsurance program which increased from $9,500 for the treaty year ended May 31, 2014 to $69,000 for the treaty year ending May 31, 2015. We also purchase reinsurance for aggregate losses. The aggregate treaty increased in coverage from $13,000 to $20,000 for the treaty years ended May 31, 2014 and 2015, respectively.

Effective June 1, 2015 we entered into a new catastrophe reinsurance program through May 31, 2016. The ultimate premium we pay for this reinsurance protection is based upon the exposures we insure as of September 30, 2015. For each event occurring within a 144-hour period, we receive reinsurance recoveries of up to $121,000 in excess of $4,000 per event. We have also procured another layer of reinsurance protection that may be used for any event above $121,000, up to a maximum recovery of $15,000. This $15,000 second layer of coverage applies in total for all events occurring during the treaty year. The aggregate loss we would retain for two or more catastrophes occurring during the treaty year under our new program is $5,000. The total cost of our catastrophe coverage is estimated to be approximately $13,100 for the treaty year.

Net Premium Earned

Net premium earned increased as shown in the following table.

	Three Months Ended September 30,			Nine Months Ended September 30,
Line of Business	2015	2014	Change	2015	2014	Change
Homeowners	$4,898	$3,204	$1,694	$13,707	$8,348	$5,359
Special Property	1,503	1,223	280	4,963	4,933	30
Net premium earned	$6,401	$4,427	$1,974	$18,670	$13,281	$5,389

The increase in net premiums earned is due primarily to the increase in direct written premiums less premiums ceded as previously discussed. Premium earned on a direct and ceded basis is as shown in the following table.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Direct premium earned	$9,800	$6,975	$2,825	$27,504	$18,144	$9,360
Ceded premium earned	3,399	2,548	851	8,834	4,863	3,971
Net premium earned	$6,401	$4,427	$1,974	$18,670	$13,281	$5,389

Other Income

Other income increased $182, to $243 for the quarter ended September 30, 2015, compared to $61 for the same period in 2014. On a year-to-date basis, other income increased $521, to $702 for the nine month period ending September 30, 2015, compared to $181 for the same nine month period in 2014. These increases are primarily due to the acquisition of ClaimCor. ClaimCor generated $266 in adjusting revenue for the nine month period ending 2015. As we acquired ClaimCor on January 2, 2015, there was no comparable revenue for the same period in 2014.

Net losses and loss adjustment expenses

Net losses and LAE represent both actual payments made and changes in estimated future payments to be made to our policyholders. Net losses and LAE are as shown in the following table.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Weather-Related Non- Catastrophe Losses	$1,116	$237	$879	$2,230	$1,134	$1,096
Non-Weather Related Losses	1,567	739	828	2,650	1,527	1,123
Subtotal Core Losses	2,683	976	1,707	4,880	2,661	2,219
Catastrophe Loss(1)	545	—	545	1,995	—	1,995
Prior Period Development (Redundancy)(2)	97	(32)	129	96	(158)	254
Total	$3,325	$944	$2,381	$6,971	$2,503	$4,468
(1)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25 million of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a Catastrophe as a PCS event where our estimated cost exceeds $1,500.
(2)	Redundancy is the amount of ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

Our net loss ratio (net losses and LAE divided by net premiums earned) was 51.9% and 21.3% for the three months periods ended September 30, 2015 and 2014, respectively. Our net loss ratio for the nine months ended September 30, 2015 was 37.3% compared to 18.8% for the same period in the prior year. We incurred a significant increase in weather-related losses in 2015 due to a wind and hail event which occurred during the last week of April and affected properties we insure Louisiana. The impact of this event alone has accounted for $1,995 of losses for the nine month period ending September 30, 2015. Accordingly we have defined this as a catastrophic event as our incurred losses resulting from this storm have exceeded $1,500 and Property Claims Services has assigned this event as CAT 76. Our classification of the event does not have bearing on any reinsurance recovery we may receive, and to date we have not received any recovery related to these storms. Our reinsurance program was structured so that our retention was set at $3,000 for any single event at the time these storms occurred, thus there will be no recovery on this storm. Other weather-related events accounted for $1.1 million in incurred losses for the quarter, or approximately one-third of the quarter’s net loss ratio. Non-weather events accounted for approximately $1.6 million in incurred losses for the quarter, most of which were the result of fire losses.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred policy acquisition costs was $1,676 and $1,111 for the three month periods ending September 30, 2015 and 2014 respectively, and $4,773 and $3,054 for the nine month periods ending September 30, 2015 and 2014 respectively, which correlates directly with our earned premium. Deferred policy acquisition cost amortization includes items such as commissions earned by our agents, premium taxes, assessments, and policy processing fees.

General and Administrative Expenses

General and administrative expenses as a percentage of net premium earned was 25.4% for the three months ended September 30, 2015, compared to 32.3% for the same period 2014. For the nine month periods ended September 30, 2015 and 2014, general and administrative expenses as a percentage of net premium earned was 30.0% and 26.9% respectively. The year-to-date increase in this ratio is primarily due to various costs associated with being a publicly held company (for example, legal fees related to our quarterly SEC filings and first annual shareholders meeting held in May 2015 for which there were no comparable charges for the same period 2014, where, during the first quarter of 2014, we operated as a subsidiary of KAI. Furthermore, due to the inclusion of ClaimCor in our consolidated financial statements for 2015, we have incurred $186 in general and administrative expenses associated with fees paid to third party adjusters. As our acquisition of ClaimCor occurred on January 2, 2015, there was no comparable expense for 2014. Salaries and benefits expense also increased year over year; by $672 as we increased our staff from eleven employees as of September 30, 2014 to eighteen employees as of September 30, 2015.

Loss on Termination of Management Services Agreement

Upon the termination of the MSA with 1347 Advisors, we recorded a loss of $5,421, representing the estimated fair value of the cash, warrants, preferred shares and performance shares paid to Advisors. For the three and nine months ended September 30, 2015, we recorded charges in the amount of $85 and $194 associated with the amortization of the discount recorded on the preferred shares issued in the transaction. See “Related Party Transactions” in the Analysis of Financial Condition above for further information on the termination of the MSA.

Income Tax (Benefit) Expense

Income tax benefit for the nine months ended September 30, 2015 was $947 compared to an expense of $1,462 for the same period 2014. The effective rate for income taxes is 29.6% for 2015 compared to 33.1% for 2014. The primary cause of the change in effective rate was due to a non-recurring tax benefit for net operating loss adjustments in 2014 related to the Company’s departure from its prior Parent’s consolidated tax group.

Net (Loss) Income

As a result of the foregoing, the Company’s net loss for the three months ended September 30, 2015 was $103 compared to net income of $632 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 our net loss was $2,252 compared to net income of $2,951 for the same period 2014.

Beneficial Conversion Feature

On January 23, 2014, Fund Management Group LLC, an entity of which the Company's Chairman of the Board, Gordon G. Pratt, is a Managing Member and controlling equity holder, invested $2,000 in the Company in exchange for 80,000 Series A Convertible Preferred Shares ("Series A Shares") of the Company. At the time of the issuance, the value of the common stock into which the Series A Shares was convertible had a fair value greater than the $2,000 proceeds received for the issuance. Accordingly, the Company recorded a beneficial conversion feature on the Series A Shares of $500 for the nine months ended September 30, 2014, which was equivalent to the amount by which the estimated fair value of the common stock issuable upon the conversion of the Series A Shares exceeded the proceeds received upon issuance of the shares. On March 31, 2014 the Preferred Shares were converted into 312,500 shares of the Company’s common stock.

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

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$4,804	$8,334
Net cash used by investing activities	(6,746)	(7,074)
Net cash (used) provided by financing activities	(1,235)	38,262
Net (decrease) increase in cash and cash equivalents	$(3,177)	$39,522

Nine months ended September 30, 2015

For the nine months ended September 30, 2015, the net cash provided by operating activities as reported on our consolidated statement of cash flows was $4,804. The source of cash was primarily from the collection of approximately $32,658 in premiums in the period. This amount was reduced by the payment of ceded reinsurance premiums of $8,871, the payment of losses and loss adjustment expenses (net of subrogation recoveries) of $6,230, the one-time cash payment of $2,000 to Advisors pursuant to the termination of the MSA, commissions paid to our agents equaling $4,271, wages and salaries paid to our employees equaling $1,705, payments to various local and federal regulators for premium and income taxes and assessments in the amount of $2,010, and other net operating payments of $2,767.

The net cash used by investing activities as reported on our consolidated statements of cash flows was $6,746, primarily due to our purchase of fixed income securities for our investment portfolio.

The net cash used by financing activities was $1,235, as a result of our purchase of 157,778 of our common shares to be held as treasury stock.

As a result of the foregoing, our net decrease in cash and cash equivalents for the nine months ended September 30, 2015 was $3,177.

Nine months ended September 30, 2014

For the nine months ended September 30, 2014, net cash provided from operating activities as reported on our consolidated statements of cash flows was $8,334. This source of cash can be primarily explained by our net income of $2,951 adjusted for the decrease in premiums receivable of $2,098, primarily from the receipt of premium from Citizens related to the polices taken-out in December 2013; the increase in unearned premium reserves of $4,898, due to our policy growth during the nine month period; the increase in current income taxes payable of $287, due to higher pre-tax operating income; and the increase in premiums collected in advance of $696, due to timing of insureds’ payment of premiums; and finally the payment of $2,475 to our former parent, KAI and its affiliated entities.

Net cash used by investing activity for the nine months ended September 30, 2014 was $7,074, driven by the purchase of fixed income securities for our investment portfolio.

Net proceeds from financing activities was $38,262 for the nine month period, which represents the proceeds received from our IPO and follow-on offering of our common shares in March and June of 2014, respectively, as well as from the issuance of our Series A Convertible Preferred shares to Fund Management Group, LLC in January 2014.

As a result of the foregoing, our net increase in cash and cash equivalents for the nine months ended September 30, 2014 was $39,522.

Regulatory Capital

In the United States, a risk-based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including Louisiana, the domiciliary state of our insurance subsidiary, Maison, as well as Texas, where Maison began writing business in June 2015, have adopted the NAIC RBC requirements. In general, insurers reporting surplus with respect to policyholders below 200% of the authorized control level, as defined by the NAIC, on December 31st of the previous year are subject to varying levels of regulatory action, which may include discontinuation of operations. As of September 30, 2015, Maison’s reported surplus was considered to be in the “no action” level by the state regulators.

Furthermore, pursuant to the consent order approving Maison’s admission into the State of Texas, Maison has agreed to:

•	Establish a deposit of $2,000 for the benefit of Texas policyholders. The Company has fulfilled this obligation by depositing fixed income securities having an estimated fair value of $2,019 as of September 30, 2015 with the State of Texas.
•	Maintain a Risk-Based-Capital (“RBC”) ratio of 300% or more, and provide calculation of such ratio to the TDI on a periodic basis.
•	Notify the TDI prior to any significant changes in our reinsurance programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of September 30, 2015. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

During the quarter ended September 30, 2015, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Equity Securities

On December 1, 2014 our Board of Directors approved a share repurchase program for up to 500,000 shares of our common stock. The following table provides information with respect to shares repurchased during the three months ended September 30, 2015. In November 2015, our Board of Directors approved the continuation of the repurchase program such that we anticipate repurchases to continue to be made periodically at our discretion through the period ending December 31, 2016. Our decisions around the timing, volume, and nature of the share repurchases will be dependent upon market conditions, applicable securities laws, as well as other factors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
As of June 30, 2015	27,993	$8.31	27,993	472,007
July 1 – 31, 2015	43,912	7.95	43,912	428,095
August 1 – 31, 2015	51,397	7.69	51,397	376,698
September 1 – 30, 2015	34,476	7.48	34,476	342,222
As of September 30, 2015	157,778	$7.83	157,778	342,222

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	November 12, 2015	By:	/s/ Douglas N. Raucy
Douglas N. Raucy, President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 12, 2015	By:	/s/ John S. Hill
John S. Hill, Vice President and Chief Financial Officer
(principal financial and accounting officer)

