Form 10-K
period 2015-12-31
1347 Property Insurance Holdings, Inc.
filed 2016-03-17
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number 001-36366

1347 Property Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1119100
(State of incorporation)	(I.R.S Employer Identification No.)

1511 N. Westshore Blvd., Suite 870, Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

(813)-579-6213
(Registrant’s telephone number)	Title of each class

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.001 per share

Name of each exchange on which registered	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:	none

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

Yes  ☐   No  ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates was $40,282,451 on June 30, 2015, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 16, 2016, the total number of common shares outstanding of the Registrant’s common stock was 6,118,925.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2016.

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

ITEM 1. BUSINESS

Overview

1347 Property Insurance Holdings, Inc. (the “Company”, "we", or "us") was incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc. On November 19, 2013 we changed our legal name to 1347 Property Insurance Holdings, Inc. The Company has three wholly owned subsidiaries: Maison Insurance Company (“Maison”), Maison Managers, Inc. (“MMI”), and ClaimCor, LLC (“ClaimCor”).

Prior to March 31, 2014, the Company was a wholly owned subsidiary of Kingsway America Inc. (“KAI”). KAI, in turn is a wholly owned subsidiary of Kingsway Financial Services Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering (“IPO”) of its common stock and then on June 13, 2014, the Company completed a follow-on offering. Through the combination of the Company’s IPO and follow-on offering, we issued approximately five million shares of our common stock. As of December 31, 2015 KAI and companies affiliated with KAI held approximately 1.1 million shares of our common stock equivalent to approximately 17.5% of our outstanding shares.

Through Maison, we began providing property and casualty insurance to individuals in Louisiana in December 2012. On May 13, 2015, the Company was notified by the Texas Department of Insurance (the “TDI”) that a Certificate of Authority had been granted to Maison, allowing us to begin writing insurance in the State of Texas. Our insurance offerings in Louisiana and Texas include homeowners insurance, manufactured home insurance and dwelling fire insurance. We write both full peril property policies as well as wind/hail only exposures and we produce new policies through a network of independent insurance agents. We refer to the policies we write through independent agents as voluntary policies.

Additionally, we began writing commercial business in Texas in June 2015, through an alliance with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this alliance, we have assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas.

We have also participated in the “take-out” program implemented by Louisiana Citizens Property Insurance Company (“Citizens”). As the State of Louisiana has not historically been in the business of serving as an insurer, this program was implemented to reduce the number of properties insured by Citizens. Under the take-out program, state-approved insurance companies such as Maison have the opportunity to assume insurance policies written by Citizens. It has been Maison’s practice to date to participate in such take-out programs, and Maison plans to continue doing so from time to time in the future. We have participated in the last four rounds of take-outs from Citizens, occurring on December 1st of each year.

1347 PROPERTY INSURANCE HOLDINGS, INC.

We process claims made by our policyholders both internally, through our wholly-owned subsidiary, ClaimCor, as well as through various third-party claims adjusting companies. These agents have no authority to settle our claims or otherwise exercise control over the claims process. We believe that the retention of independent adjusters, in addition to the employment of salaried claims personnel, results in reduced loss payments, lower loss adjustment expenses (“LAE”) and improved customer service for our policyholders.

Maison Managers, Inc. serves as the Company’s management services subsidiary, known as a managing general agency. MMI earns commissions and a $25 per policy fee for providing policy administration, marketing, reinsurance contract negotiation, and accounting and analytical services. Both Maison and MMI are licensed by and subject to the regulatory oversight of the Louisiana Department of Insurance (“LDI”) and TDI.

Claims Administration

Claims administration and adjusting involves the handling of routine “non-catastrophic” as well as catastrophic claims. In the event of a hurricane or other catastrophic claim, our claims volume would increase significantly. Rather than increase the size of our staff in anticipation of such an event, we believe that outsourcing claims adjusting improves our operational efficiency because an appropriately selected third party will have the resources to adjust the catastrophe related claims. Accordingly, we have outsourced our claims adjusting program to certain third party adjusters with experience in Texas and Louisiana.

Under the terms of the service contract between Maison and MMI, MMI handles the actual claims administration for both catastrophic and non-catastrophic insurable events. In handling the claims administration, the examiner for MMI reviews all claims and loss reports, and if warranted, investigates such claims and losses.

Field adjusting is outsourced to our wholly-owned subsidiary, ClaimCor, as well as third-party service providers, who, subject to company guidance and oversight, either settle or contest the claims. Approval for payment of a claim is given by MMI after careful review of the field adjuster’s report. We maintain a claims fund for the disbursement of payments to our customers after insurable events, and make deposits into the claims fund as claims are made. We pay adjusters based on a pre-determined fee schedule. Such fees could increase as a result of a catastrophic event. Although we are ultimately responsible for paying the claims made by our policyholders, we believe that outsourcing our claims handling program while maintaining an oversight function is an efficient mechanism for handling individual matters, and helps mitigate the animosity that can occur between insured and insurer.

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

The table that follows sets forth year-end reserves from 2012 through 2015 and the subsequent changes in those reserves, presented on a historical basis and in accordance with reporting requirements of the Securities and Exchange Commission. Care should be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The data in the table is not shown by accident year, rather a display of year-end reserves and the subsequent changes thereto.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Loss Development Table
(amounts in thousands)

	Year ended December 31,
	2012	2013	2014	2015
Original net loss and LAE reserve	$9	$354	$848	$2,003
Re-estimated net loss and LAE reserve:
One year later	—	172	1,016
Two years later	—	134
Three years later	—
Cumulative redundancy (deficiency)[1]	9	220	(168)
Cumulative amounts paid:
One year later	—	94	794
Two years later	—	117
Three years later	—

Gross liability – end of year	9	354	1,211	2,123
Reinsurance recoverable	—	—	363	120
Net liability – end of year	$9	$354	$848	$2,003

(1) Represents the difference between the latest re-estimate and the original estimate. A redundancy indicates the original estimate is higher than the current estimate whereas a deficiency indicates the original estimate is lower than the current estimate.

Reinsurance

Maison follows the industry practice of reinsuring a portion of its risk. When an insurance company purchases reinsurance, it transfers or “cedes” all or a portion of its exposure on insurance underwritten by it to another insurer-the “reinsurer.” Although reinsurance is intended to reduce an insurance company’s risk, the ceding of insurance does not legally discharge the insurance company from its primary liability for the full amount of its policies. If the reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is still required to pay the insured for the loss. Maison and its reinsurance broker are selective in choosing reinsurers and they consider various factors, including, but not limited to, the financial stability of the reinsurers, the reinsurers’ history of responding to claims, and their overall reputations in making such determinations.

From year-to-year, both the availability of reinsurance and the costs associated with the acquisition of reinsurance will vary. These fluctuations are not subject to our control and may limit our insurance subsidiary’s ability to purchase adequate coverage.

In order to limit the credit risk associated with amounts which may become due from our reinsurers, Maison uses several different reinsurers, which have an A.M. Best Rating of A- (Excellent) or better. Absent such rating, we have required the reinsurers to place collateral on deposit with an independent financial institution under a trust agreement for our benefit. A list of some of the reinsurance companies which we currently use includes Allianz Risk Transfer, AXIS Specialty Limited, Everest Re, DaVinci Re, Renaissance Re, Odyssey Re, Gen Re, as well as various Lloyd’s of London participating syndicates including Acappella, Amlin, Chaucer, Dale, Ren Re and Managing Agency Partners.

Maison’s current reinsurance program provides protection for any storm occurring from June 1, 2015 through May 31, 2016. For each event occurring within a 144-hour period, Maison receives reinsurance recoveries up to $121 million in excess of a retention of $4 million per event. The retention is the initial amount Maison incurs in loss from each storm before any reinsurance recovery is available. We have also procured another layer of reinsurance protection that may be used for any event above the $121 million, up to a maximum recovery of $15 million. If any of this $15 million coverage is not used from the first event, the remaining portion is available for additional events. This $15 million second layer coverage applies in total for all events occurring during the reinsurance period. The aggregate loss Maison would retain for two or more catastrophes occurring during the treaty year under the program is $5 million. The total cost of our catastrophe coverage will be approximately $13.0 million for the treaty year.

Investments

We have tailored our investment policy in an effort to minimize risk in the current financial market. Although applicable laws and regulations permit investments (within specified limits and subject to certain qualifications) in federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages, as of December 31, 2015, we only invested in high quality fixed income instruments rated “BBB” or higher by Standard & Poor’s Rating Services.

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

Business Strategy

Our primary goal is to continue to expand our property and casualty writings through:

•	Increasing our number of voluntary policies. In recent years, large national insurance companies have significantly reduced their writing of homeowners’ policies in Louisiana. We believe this trend presents an opportunity to acquire a number of homeowners’ policies from these national insurers. We continue to focus on expanding our relationship with our network of agents in an effort to secure new voluntary business.
•	Strategic acquisitions. We intend to explore growth opportunities through strategic acquisitions in coastal states, including Louisiana, and Texas. We also plan to pursue complementary books of business provided they meet our underwriting criteria. We will evaluate each opportunity based on expected economic contribution to our results and support of our market expansion initiatives.
•	Attracting and retaining high-quality agents. We intend to focus our marketing efforts on maintaining and improving our relationships with highly productive independent agents, as well as on attracting new high quality agents in areas with a substantial potential for growth.
•	Reducing our ratio of expenses to net premiums earned and using technology to increase our operating efficiency. We are committed to improving our profitability by reducing expenses through enhanced technologies and by increasing the number of policies we write through the strategic deployment of our capital. We currently outsource our policy administration and claims handling functions to third parties, which we believe results in increased service and lower expense and loss ratios.

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

We may also face competition from new entrants in our niche markets. In some cases, these companies may price their products below ours due to their interest in quickly growing their business in Louisiana or Texas. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price. We also compete on the basis of underwriting criteria, our distribution network and superior policy, underwriting and claims service to our agents and insureds.

Some of the national and regional companies which compete with us in the homeowners’ market include ASI Lloyds, Lighthouse Property Insurance Corporation, Louisiana Farm Bureau Insurance, Safepoint Insurance Company, Imperial F&C Insurance Company, Americas Insurance Company, Access Home Insurance Company, Family Security Insurance Company, Gulfstream Property and Casualty Insurance Company, Federated National Insurance Company, and Centauri Specialty Insurance Company.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Regulation

We are subject to the laws and regulations in Louisiana and Texas, and will be subject to the regulations of any other states in which we may seek to conduct business in the future. In Louisiana, it is the duty of the LDI to administer the provisions of the Louisiana Insurance Code. The purpose of the Louisiana Insurance Code is to regulate the insurance industry in all of its phases, including, but not limited to the following: licensing of insurers and producers, regulation of investments and solvency, review and approval of forms and rates, and market conduct. The LDI also conducts periodic examinations of the financial condition and market conduct of Maison and requires us to file financial and other reports on a quarterly and annual basis.

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

Regulation of Rates and Rules

Maison is subject to state laws and regulations regarding approval of rates and rules. The LDI and TDI have the exclusive authority to approve insurance rates or rate changes for all lines of property and casualty insurance in their respective states. In a competitive market, rates shall not be inadequate or unfairly discriminatory. Maison’s ability to change rates and the relative timing of the rate making process are dependent upon each state’s statutory and regulatory requirements.

Requirements for Exiting Geographic Markets and/or Canceling or Non-renewing Policies

Maison is subject to Louisiana and Texas state laws and regulations which may restrict Maison’s timing or ability to either discontinue or substantially reduce its writings in the states in which it operates.  These laws and regulations limit the reasons for cancellation or non-renewal, typically require prior notice, and in some instances require prior approval from the respective regulatory agency.  In Louisiana, no insurer may cancel or fail to renew a homeowner’s policy of insurance or increase the policy deductible that has been in effect and renewed for more than three years unless the change is based upon non-payment of premium, fraud of the insured, a material change in the risk being insured, two or more claims within a period of three years, or if continuance of such policy endangers the solvency of the insurer.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Risk of Assessment by Louisiana and Texas

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

As a property insurer licensed in Texas, Maison is required to become a member of the Texas Windstorm Insurance Association (“TWIA”), which provides wind and hail coverage to coastal risks unable to procure coverage in the voluntary market. Maison may become subject to assessment from TWIA on the second anniversary from the date in which Maison was first admitted to write insurance in Texas (May 2017) should a major loss event deplete the Association’s available loss reserves and reinsurance coverage.

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

For the year ended December 31, 2015, Maison had twelve of the thirteen IRIS ratio results within the usual range. The ratio with results outside of the usual range was due to the fact that Maison’s yield on investments was below the lower end of the usual range (3%) due to the general low investment yields currently realized on fixed income securities.

Management does not anticipate regulatory action as a result of these IRIS ratio results.

Risk Based Capital Requirements

In the United States, a risk-based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including Louisiana, the domiciliary state of Maison, as well as Texas, where Maison began writing business in June 2015, have adopted the NAIC RBC requirements. In general, insurers reporting surplus with respect to policyholders below 200% of the authorized control level, as defined by the NAIC, on December 31st or the previous year are subject to varying levels of regulatory action, which may include discontinuation of operations. As of December 31, 2015, Maison’s reported surplus was considered to be in the “no action” level as defined by the state regulators. Furthermore, pursuant to the consent order approving Maison’s admission into the State of Texas, Maison has agreed to maintain a RBC ratio of 300% or more, and provide calculation of such ratio to the TDI on a periodic basis.

State Deposits

States routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 2015, Maison held investment securities with a fair value of approximately $0.1 million as a deposit with the LDI. Maison has also established a deposit of approximately $2.0 million for the benefit of Texas policyholders via the purchase of highly rated fixed income securities pursuant to Chapter 406 of the Texas Insurance Code.

Employees

As of December 31, 2015 we had twenty-two employees, fourteen of whom work at our offices in Tampa, Florida, six of whom work at our offices in Baton Rouge, Louisiana, and two of whom work from Texas. From time to time, we employ and supplement our staff with temporary employees and consultants. We are not a party to any collective bargaining agreement and believe that relations with our employees are satisfactory. Each of our employees has entered into confidentiality agreements with us.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Website

Our corporate website is www.1347pih.com.

1347 PROPERTY INSURANCE HOLDINGS, INC.

ITEM 1A. RISK FACTORS

Risks Relating to our Company

We have a limited operating history and it is difficult to predict our future growth and operating results.

Our business began in February 2012 as a subsidiary of KAI when we began conducting market due diligence, establishing the infrastructure and seeking to obtain the necessary regulatory approvals to be able to assume and write homeowners’ insurance policies focusing on coastal regions of the United States. We assumed our first insurance policies from Citizens in December 2012. Due to our limited operating history, our ability to execute our business strategy is uncertain and our operations and prospects are subject to all risks inherent in a developing business enterprise. Our limited operating history also makes it difficult to evaluate our long-term commercial viability. More specifically, our ability to execute our business strategy must be evaluated in light of the problems, expenses and difficulties frequently encountered by new businesses in general as well as by property and casualty insurance companies doing business only in two states and offering primarily homeowners’ insurance policies in particular.

We may not have future opportunities to participate in Citizens take-out programs.

We were able to obtain policies from the last four annual Citizens take-outs occurring on December 1st of each year from 2012 to 2015, from which we have approximately 9,000 policies in-force representing approximately 32% of our total policies in-force as of December 31, 2015. While the Company plans on continued annual participation in this Citizens take-out program, the marketplace environment may change in future years and we may not be able to obtain the quantity or quality of policies currently obtained. Additionally, competitors could change their risk profile characteristics, and write these risks directly, which would cause us to lose these policies. The loss of these policies could impact our ability to absorb fixed expenses with lower volumes in the future.

A substantial portion of our in-force policies acquired through the Citizens take-out program cover losses arising only from wind and hail, which creates large concentration of our business in wind and hail only coverage and limits our ability to implement our restrictive underwriting guidelines.

While Citizens writes full peril protection policies in addition to wind and hail only policies, the majority of policies that we have obtained through the Citizens take-out program cover losses arising only from wind and hail. Prior to our take-out, these policyholders were not able to obtain such coverage from the marketplace other than through Citizens. Approximately 31% of our total number of policies in-force as of December 31, 2015 are for wind and hail only coverage that other insurance companies have declined to insure, which may expose us to greater risk from catastrophic events. While our voluntary independent agency program includes various restrictive underwriting strategies, we are unable to implement these strategies to the wind and hail only policies that are taken-out from Citizens. Upon renewal of these policies, however, we analyze replacement cost scenarios to ensure appropriate amount of coverage is in effect. Our results may be negatively impacted by these limitations.

We have a risk posed by the lack of geographic diversification and concentration of policyholders in Louisiana.

As of December 31, 2015, we have approximately 28,400 policies in force. Of these policies, 28,200, or approximately 99% are in the State of Louisiana. Louisiana is a relatively small state with approximately 400 miles of exposed coastline to the Gulf of Mexico based on data from the U.S. Department of Commerce. According to the Coastal Protection and Restoration Authority of Louisiana, over 2 million residents — approximately 47% of the state’s population based on 2009 U.S. Census estimates — live in Louisiana’s coastal parishes. If we are not able to significantly expand to other states or increase distribution within Louisiana, we may risk higher reinsurance costs and greater loss experience with storm activity occurring in Louisiana.

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

We offer full peril protection and wind/hail-only insurance policies that cover homeowners and owners of manufactured homes, as well as dwelling fire policies for owners of property rented to others, for losses that result from, among other things, catastrophes. We are therefore subject to claims arising out of catastrophes that may have a significant effect on our business, results of operations, and/or financial condition. Catastrophes can be caused by various events, including hurricanes, tropical storms, tornadoes, windstorms, earthquakes, hailstorms, flood, explosions, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our policyholders are currently concentrated in Louisiana and Texas, which are especially subject to adverse weather conditions such as hurricanes and tropical storms. Insurance companies are not permitted to reserve for catastrophes until such an event takes place. Therefore, although we actively manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, a severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and/or financial condition.

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

The property and casualty insurance industry is highly competitive. We compete not only with other stock companies but also with mutual companies, underwriting organizations and alternative risk sharing mechanisms. Many of our competitors have substantially greater resources and name recognition than us. While our principal competitors cannot be easily classified, Maison considers its primary competing insurers to be: ASI Lloyds, Lighthouse Property Insurance Corporation, Louisiana Farm Bureau Insurance, Safepoint Insurance Company, Imperial F&C Insurance Company, Americas Insurance Company, Access Home Insurance Company, Family Security Insurance Company, Gulfstream Property and Casualty Insurance Company, Federated National Insurance Company, and Centauri Specialty Insurance Company. Our principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large national firms, smaller regional companies or companies that write insurance only in Louisiana and/or Texas. We compete for business not only on the basis of price, but also on the basis of financial strength, availability of coverage desired by customers, underwriting criteria and quality of service to our agents and insureds. We may have difficulty in continuing to compete successfully on any of these bases in the future.

In addition, industry developments could further increase competition in our industry, including:

•	an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better pricing and/or terms;

•	the creation or expansion of programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative market types of coverage;

•	changing practices caused by the Internet, which has led to greater competition in the insurance business;

1347 PROPERTY INSURANCE HOLDINGS, INC.

•	changes to the regulatory climate in the states in which we operate, and;

•	the passage of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to our insurance subsidiary.

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

As of December 31, 2015, our direct loss and loss adjustment expense reserves of $2.1 million were comprised of incurred but not reported reserves of $1.2 million and known case reserves of $0.9 million.

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

We have outsourced a portion of our claim adjusting function to third party adjusters and therefore rely on these third party adjusters to accurately evaluate claims that are made under our policies. Many factors affect our ability to pay claims accurately, including the training and experience of their claims representatives, the culture of their respective claims organizations, the effectiveness of their management and their ability to develop or select and implement appropriate procedures and systems to support their claims functions. MMI functions as our claims administrator and authorizes payment based on recommendations from third party adjusters; any failure on the part of the third party adjusters to recommend payment on claims fairly could lead to material litigation, undermine our reputation in the marketplace, impair our image and adversely affect our financial results.

If we are unable to expand our business because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

Our future growth may depend on our ability to expand the number of insurance policies we write, the kinds of insurance products we offer and the geographic markets in which we do business, all balanced by the business risks we choose to assume and cede. Our existing sources of funds include possible sales of our securities and our earnings from operations and investments. Unexpected catastrophic events in our market areas, such as hurricanes and other storms experienced in Louisiana and Texas in recent years, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims, unless we are able to raise additional capital.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our company’s capital and surplus, premiums and loss reserves in money market funds and other investment vehicles.

A portion of our expected income is likely to be generated by the investment of our cash reserves in money market funds, bonds, and other investment vehicles. The amount of income generated in this manner is a function of our investment policy, available investment opportunities, and the amount of invested assets. If we experience larger than expected losses, our invested assets may need to be liquidated in order to meet the operating cash needs for paying current claims, which may result in lower investment income. We periodically review our investment policy in light of our then-current circumstances and available investment opportunities. Fluctuating interest rates and other economic factors make it difficult to accurately estimate the amount of investment income that will actually be realized. We may realize losses on our investments, which may have a material adverse impact on our results of operations and/or financial condition.

We may experience financial exposure from climate change.

Our financial exposure from climate change is most notably associated with losses in connection with increasing occurrences of weather-related events striking Louisiana or Texas. We attempt to mitigate the risk of financial exposure from climate change through restrictive underwriting criteria, sensitivity to geographic concentrations and reinsurance. Restrictive underwriting criteria can include, but are not limited to, higher premiums and deductibles and excluded policy risks, such as fences and screened-in enclosures. Our maximum reinsurance coverage amount is determined by subjecting our homeowner exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the frequency of a storm occurring once in every 100 years. 100 years is used as a measure of the relative size of a storm as compared to a storm expected to occur once every 250 years, which would be larger, or conversely, a storm expected to occur once every 50 years, which would be smaller. We assess the appropriateness of the level of reinsurance we purchase by giving consideration to our own risk appetite, the opinions of independent rating agencies as well as the requirements of state regulators. Our amount of losses retained (referred to as our deductible) in connection with a catastrophic event is determined by market capacity, pricing conditions and surplus preservation.

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

While we currently obtain some of our policies through the assumption of policies from Citizens, we still require the cooperation and consent of our network of independent agents. We rely on these independent agents to be the primary source for our property insurance policies. Many of our competitors also rely on independent agents. As a result, we must compete with other insurers for independent agents’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage or higher commissions to their agents. If our products, pricing and commissions are not competitive, we may find it difficult to attract business from independent agents to sell our products. A material reduction in the amount of our products that independent agents sell would adversely affect our revenues.

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

Although reinsurers are liable to us to the extent of the reinsurance coverage we purchase, we remain primarily liable as the direct insurer on all risks that we reinsure. Therefore, our reinsurance agreements do not eliminate our obligation to pay claims. As a result, we are subject to risk with respect to our ability to recover amounts due from reinsurers, including the risks that: (a) our reinsurers may dispute some of our reinsurance claims based on contract terms, and we may ultimately receive partial or no payment, or (b) the amount of losses that reinsurers incur related to worldwide catastrophes may materially harm the financial condition of our reinsurers and cause them to default on their obligations. While we will attempt to manage these risks through underwriting guidelines, collateral requirements, financial strength ratings, credit reviews and other oversight mechanisms, our efforts may not be successful. Further, while we may require collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions, balances generally are not collateralized because it has not always been standard business practice to require security for balances due. As a result, our exposure to credit risk may have a material adverse effect on our results of operations, financial condition and cash flow.

We use actuarially driven catastrophe models to provide us with risk management guidelines.

As is common practice within the insurance industry, we run our exposures in an actuarially driven model that uses past storm data to predict future loss of certain events reoccurring based upon the location and other data of our insured properties. These models, which are provided by independent third parties, can produce wide ranging results within Louisiana and Texas. While we use these models along with the advice of our reinsurance intermediary to select the amount and type of reinsurance to mitigate the loss of capital from catastrophic wind events, these models are not verified, and there are risks that the amount of reinsurance purchased will be insufficient to cover the ultimate catastrophic wind event and that the probability of a catastrophic event occurring may be larger.

The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.

We utilize a number of strategies to mitigate our risk exposure including:

1347 PROPERTY INSURANCE HOLDINGS, INC.

•	utilizing restrictive underwriting criteria;

•	carefully evaluating and monitoring the terms and conditions of our policies;

•	focusing on our risk aggregations by geographic zones and;

•	ceding insurance risk to reinsurance companies.

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

In the event that Maison fails to maintain an “A” rating given by a rating agency acceptable to both our insurance agents and our insureds’ home lenders, it will be unable to continue to write much of its current and future insurance policies. Principally, among several factors, Maison must maintain certain minimum capital and surplus. The loss of such an acceptable rating may lead to a significant decline in our premium volume and adversely affect the results of our operations. Demotech, Inc. affirmed our Financial Stability Rating of “A” on November 23, 2015. This “Exceptional” rating continues as long as we maintain a minimum amount of capital and surplus of $7.5 million, and continue to satisfy additional requirements, including improving underwriting results and reporting other financial measures, submitting quarterly statutory financial statements within 45 days and annual statutory financial statements within 60 days of the period end.

If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. We currently qualify as an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”), and are exempt from the auditors’ attestation requirement and will continue to be exempt until such time as we no longer qualify as an emerging growth company. Regardless of our qualification status, we have implemented substantial control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements of The Nasdaq Global Market, or NASDAQ, among other items. Maintaining these internal controls will be costly and may divert management’s attention.

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

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. As long as we qualify as an emerging growth company, we are permitted, and we intend to, omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above. We also intend to continue to take advantage of the exemption provided under the JOBS Act from the requirements to submit say on pay, say on frequency, and say on golden parachute votes to our stockholders and we will avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of these benefits until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

We outsource our policy administration process to an unaffiliated, independent third party service provider. Any failure on the part of such third party to properly handle our policy administration process could lead to material litigation, regulatory action, undermine our reputation in the marketplace, impair our image and negatively affect our financial results.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and NASDAQ rules, including those promulgated in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to continually commit significant resources, hire additional staff and provide additional management oversight. In addition, sustaining our growth will require us to commit additional management, operational and financial resources to identify new professionals to join our organization and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our strategy for growth includes, among other things, acquisition transactions. This strategy could divert management’s attention, or, if implemented, create difficulties including the integration of operations and the retention of employees, and the contingent and latent risks associated with our transaction partner. The risks associated with the acquisition of a smaller insurance company include:

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

As an insurance holding company, we are currently subject to regulation by the States of Louisiana and Texas and in the future may become subject to regulation by certain other states or a federal regulator.

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

Our insurance subsidiary currently operates in Louisiana and Texas. In the future, our insurance subsidiary may become authorized to transact business in other states and therefore will become subject to the laws and regulatory requirements of those states. These regulations may vary from state to state, and certain states may have regulations which conflict with the regulations of other states. Currently, the federal government’s role in regulating or dictating the policies of insurance companies is limited. However, Congress, from time to time, considers proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation. The impact of any future federal insurance regulation on our insurance operations is unclear and may adversely impact our business or competitive position.

Our insurance subsidiary is subject to extensive regulation which may reduce our profitability or inhibit our growth. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may have a material adverse effect on our financial condition and results of operations.

The insurance industry is highly regulated and supervised. Maison, our insurance subsidiary, is subject to the supervision and regulation of the state in which it is domiciled (Louisiana) and the state(s) in which it does business. Such supervision and regulation is primarily designed to protect policyholders rather than shareholders. These regulations are generally administered by a department of insurance in each state and relate to, among other things:

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

The LDI and regulators in other jurisdictions where our insurance subsidiary operates or may operate conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. These regulatory authorities also conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators. In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our business or otherwise penalize us. Any such outcome may have a material adverse effect on our ability to operate our business.

Finally, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities may have a material adverse effect on our ability to operate our business.

Maison is subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Maison is subject to risk-based capital standards and other minimum capital and surplus requirements imposed under the laws of Texas and Louisiana (and other states where we may eventually conduct business). The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require Maison to report its results of risk-based capital calculations to state departments of insurance and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is determined by applying the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.

In addition, Maison is required to maintain certain minimum capital and surplus and to limit its written premiums to specified multiples of its capital and surplus. Maison could exceed these ratios if its volume increases faster than anticipated or if its surplus declines due to catastrophic and/or non-catastrophic losses, excessive underwriting and/or operational expenses.

Any failure by Maison to meet the applicable risk-based capital or minimum statutory capital requirements or the writings ratio limitations imposed by the laws of the states in which Maison operates could subject it to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements, minimum statutory capital requirements or applicable writings ratios may require us to increase our statutory capital levels, which we may be unable to do.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Should our retention rate be less than anticipated, future results will be negatively impacted

We make assumptions about the rate at which our existing policies will renew for the purpose of projecting direct premiums written and the amount of reinsurance which we obtain based upon the projected amount of future exposure.  If the actual exposure renewed is less than anticipated, our direct premiums written would be adversely impacted.  Furthermore, we may purchase more reinsurance than may be appropriate given the actual amount of coverage in force.

Our status as an insurance holding company could adversely affect our ability to meet our obligations.

As an insurance holding company, we are dependent on dividends and other permitted payments from Maison to serve as operating capital. The ability of Maison to pay dividends to us is subject to certain restrictions imposed under Louisiana insurance law, which is the state of domicile for Maison, as well as pursuant to a consent agreement entered into with the LDI as a condition of licensure.

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

As of December 31, 2015 we had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $835,000 which will be available to offset future taxable income. As a result of certain changes in ownership and pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, utilization of NOLs may be limited after an ownership change, as defined in Section 382. Due to various changes in our ownership, a significant portion of these carry-forwards may be subject to significant restrictions with respect to our ability to use those amounts to offset future taxable income. Use of our NOLs may be further limited as a result of future equity transactions.

1347 PROPERTY INSURANCE HOLDINGS, INC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 1511 N. Westshore Blvd, Suite 870, Tampa, Florida, 33607. In November 2015, we expanded our lease at this location from 4,900 square feet to approximately 10,600 square feet of office space to allow for current and future expansion. Our lease term runs through October 2019. Rent is payable in monthly installments of approximately twenty two thousand dollars, which escalates by three percent annually. The lease contains an option to renew for an additional three year term subject to certain conditions.

We also lease office space located at 9100 Bluebonnet Centre Blvd, Suite 501, Baton Rouge, Louisiana, 70809 which serves as the principal office space for our insurance subsidiary, Maison. In October 2015, we expanded our lease at this location from 3,600 square feet to approximately 4,000 square feet of office space. The lease term runs through December 2017 and contains an option to renew for an additional five year term subject to certain conditions. Rent is payable in monthly installments of approximately six thousand dollars and increases nominally in 2016.

In the opinion of the Company’s management, our properties are suitable for our current business and are adequately maintained.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2015, there were various legal proceedings pending against the Company and its subsidiaries in the ordinary course of business. Management does not believe that the outcome of these proceedings will have, individually or in the aggregate, a material adverse effect on the Company’s results of operations, financial condition or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock

Our common stock is traded on the NASDAQ Global Market tier of the NASDAQ Stock Market under the symbol PIH. The following table sets forth the range of high and low intraday sales prices for our common stock for each of the quarterly periods indicated.

Fiscal Year 2015 Quarters Ended:	High	Low
March 31, 2015	$7.90	$7.37
June 30, 2015	8.59	7.18
September 30, 2015	8.21	6.85
December 31, 2015	8.04	6.19

Fiscal Year 2014 Quarters Ended:	High	Low
March 31, 2014	$—	$—
June 30, 2014	10.19	7.57
September 30, 2014	9.10	7.66
December 31, 2014	8.23	7.07

Number of Common Shareholders

As of February 15, 2016, we had 6,118,925 common shares outstanding, which were held by three shareholders of record. Approximately 4,900,000 of these shares are held in “street name” for the benefit of approximately 800 shareholders.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

Repurchase of Equity Securities

On December 1, 2014 our Board of Directors approved a share repurchase program for up to 500,000 shares of our common stock. The following table provides information with respect to shares repurchased during the three months ended December 31, 2015. In November 2015, our Board of Directors approved the continuation of the repurchase program such that we anticipate repurchases to continue to be made periodically at our discretion through the period ending December 31, 2016. Our decisions around the timing, volume, and nature of the share repurchases will be dependent upon market conditions, applicable securities laws, as well as other factors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
As of September 30, 2015	157,778	$7.83	157,778	342,222
October 1 – 31, 2015	12,636	7.22	12,636	329,586
November 1 – 30, 2015	19,883	7.47	19,883	309,703
December 1 – 31, 2015	33,554	7.64	33,554	276,149
Total	223,851	$7.73	223,851	276,149

Equity Compensation Plan Information

Securities authorized for issuance under the Company’s Amended and Restated 2014 Equity Incentive Plan are as follows as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	197,956	$8.36	156,956
Equity compensation plans not approved by security holders	—	—	—
Total	197,956	$8.36	156,956

In addition to those shares authorized for issuance under the Company’s Amended and Restated 2014 Equity Incentive Plan, on February 28, 2014, the Company entered into a stock option with its President and CEO, Mr. Doug Raucy, to purchase up to 33,033 shares of the Company’s common stock (“Option Shares”). Concurrent with the exercise of the option, the Company will grant matching shares of restricted common stock of the Company to Mr. Raucy as a one-for-one match against the Option Shares purchased (“Matched Shares”). The Matched Shares will vest 100% on the fourth anniversary of the date in which the Matched Shares are issued, subject to Mr. Raucy’s continued employment with the Company. Through a series of amendments, the Company extended the expiration date of the stock option to June 15, 2016, provided that Mr. Raucy is employed by the Company on the date of exercise.

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

The Warrant was immediately exercisable upon its issuance and expires on February 22, 2022.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

Unless context denotes otherwise, the terms “Company,” “we,” “us,” and “our,” refer to 1347 Property Insurance Holdings, Inc., and its subsidiaries. Except where noted otherwise, all dollar amount have been rounded to the nearest thousand.

Overview

Maison Insurance Holdings, Inc. was incorporated on October 2, 2012 in the State of Delaware. On November 19, 2013, the Company changed its legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc (“PIH”). PIH is a holding company and is engaged, through its subsidiaries, in the property and casualty insurance business.

Until March 31, 2014, we operated as a wholly owned subsidiary of Kingsway America, Inc. (“KAI”). KAI in turn is a wholly owned subsidiary of Kingsway Financial Services, Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering of its common stock and then on June 13, 2014, the Company completed a follow-on offering. Through the combination of the Company’s IPO and follow-on offering, we issued approximately five million shares of our common stock. As of December 31, 2015 KAI and companies affiliated with KAI held approximately 1.1 million shares of our common stock, equivalent to 17.5% of our outstanding shares.

PIH has three wholly-owned subsidiaries; Maison Insurance Company (“Maison”), a Louisiana-domiciled property and casualty insurance company, Maison Managers, Inc. (“MMI”), a managing general agent, incorporated in the State of Delaware on October 2, 2012, and ClaimCor, LLC (“ClaimCor”), a Florida based claims adjusting company.

Maison writes personal property and casualty insurance in Louisiana and both personal and commercial property and casualty insurance in Texas. Maison provides dwelling policies for wind and hail only, and dwelling, homeowner and mobile home/manufactured home policies for multi-peril property risks.

Maison distributes its insurance policies through a network of more than 170 producing independent agents in Louisiana and approximately 40 producing independent agents in Texas. These agents typically represent several insurance companies in order to provide various insurance product lines to their clients. The Company refers to these policies as voluntary policies.

In addition to the voluntary policies Maison writes, we have participated in the last four rounds of take-outs from Louisiana Citizens Property Insurance Company (“Citizens”), occurring on December 1st of each year. As the State of Louisiana has not historically been in the business of serving as an insurer, an insurance “take-out” program was implemented to reduce the number of properties insured by Citizens. Under this take-out program, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by Citizens.

Maison began writing commercial business in Texas in June 2015, through an alliance with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this alliance, we have assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas.

MMI serves as the Company’s management services subsidiary as a general agency providing underwriting, policy administration, claims administration, marketing, accounting and financial and other management services to Maison. MMI contracts with independent agents for policy sales and services, and contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by and subject to the regulatory oversight of both the Louisiana and Texas Departments of Insurance (“LDI” and “TDI”, respectively).

1347 PROPERTY INSURANCE HOLDINGS, INC.

We process claims made by our policyholders both internally, through our wholly-owned subsidiary, ClaimCor, as well as through various third-party claims adjusting companies. MMI has ultimate authority over the claims handling process, while the agents we appoint have no authority to settle our claims or otherwise exercise control over the claims process.

Our Products

As of December 31, 2015, we had approximately 28,400 policies in-force. Of these policies in-force, approximately 32% of our policies are comprised of policies obtained from the Citizens take-out program (most of which are wind/hail only dwelling policies) while the remaining 68% are obtained through our independent agents. In total, 51% of our policies are home-owner multi-peril, approximately 15% are manufactured home policies and approximately 2% are dwelling fire policies.

Homeowners’ Insurance

Our homeowners’ insurance policy is written on an owner occupied dwelling which protects from all perils, except for those specifically excluded from coverage by the policy. It also provides replacement cost coverage on the home and other structures and will provide optional coverage for replacement cost on personal property in the home. It may also offer the option of specifically scheduling individual personal property items for coverage. Additionally, coverage for loss of use of the home until it can be repaired is provided. Personal liability and medical payment coverage to others is included, as well.

Wind/Hail Insurance

Our wind/hail insurance policy is written on an owner or non-owner occupied dwelling which protects from the perils of wind and/or hail-only weather events. This policy type may also provide coverage for personal property, but only for specific types of coverage. It provides replacement cost or actual cash value coverage on the home and other structures depending on the form under which the policy is written. Personal property in the home is written at actual cash value.   Additionally, coverage for loss of use of the home is provided.

Manufactured Home Insurance

Our manufactured home insurance policy is written on a manufactured or mobile home and is similar to both the homeowners’ insurance policy and the dwelling fire policy. The policy can provide for coverage on the manufactured home, the insured’s personal property in the home and liability and medical payments can be included.  Furthermore, our manufactured home policies can be endorsed to include coverage for flood and earthquake (coverage for these perils is not available under our other policy types; as of December 31, 2015 approximately 3,500 of our manufactured home policies include this endorsement).  The policy can also be written on either owner occupied or non-owner occupied units. Property coverage can be written on an actual cash value or stated amount basis with an optional replacement cost coverage available for partial loss. There are several other optional coverages that can be included and residential and commercial-use rental units can be written along with seasonal use mobile homes or homes that are used for part of the year.

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

Our policy counts by type as of December 31, 2015 and 2014 are as follows:

	Direct Policies in-force as of
Source of Policies	Dec 31, 2015	Dec 31, 2014

Total Takeout Policies in Force	8,957	7,589

Homeowners	14,283	9,286
Manufactured Homes	4,343	4,096
Other Dwellings	806	426
Total Voluntary Policies in Force	19,432	13,808

Total Direct Policies in Force	28,389	21,397

1347 PROPERTY INSURANCE HOLDINGS, INC.

We do not consider the commercial wind/hail only book of business we have written in Texas in our policies-in-force count as of December 31, 2015 since we have assumed this business through our alliance with Brotherhood. As of December 31, 2015, we have assumed wind/hail coverage on 495 policies in Texas through this agreement.

Maison insures personal property located in 63 of the 64 parishes in Louisiana. As of December 31, 2015, these policies are concentrated within these parishes as follows: Jefferson Parish 17.7%, Saint Tammany Parish 15.9%, East Baton Rouge Parish 7.3%, Orleans Parish 6.8%, Terrebonne Parish 6.2%, Livingston Parish 5.2%, and Tangipahoa Parish 5.1%. No other parish individually has over 5.0% of the policies in force as of December 31, 2015. The remaining 56 parishes combine to equal 35.1% of the total Louisiana policies in force as of December 31, 2015. On a direct basis, Maison writes in 44 of the 254 counties that comprise the State of Texas, however no single county represents over 5.0% of our policies in force as of December 31, 2015.

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

Underwriting Ratios

The Company, like many insurance companies, analyzes performance based on underwriting ratios such as loss ratio, expense ratio and combined ratio. The loss ratio is derived by dividing the amount of net losses and loss adjustment expenses incurred by net premiums earned. The expense ratio is derived by dividing the sum of amortization of deferred policy acquisition costs and general and administrative expenses incurred by net premiums earned. All items included in the loss and expense ratios are presented in the Company’s U.S. GAAP financial statements. The combined ratio is the sum of the loss ratio and the expense ratio. A combined ratio below 100% demonstrates an underwriting profit whereas a combined ratio over 100% demonstrates an underwriting loss.

Critical Accounting Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the application of policies and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for loss and loss adjustment expense reserves, the valuation of fixed income securities, the valuation of net deferred income taxes, the valuation of various securities we have issued in conjunction with the termination of the management services agreement with 1347 Advisors, LLC, the valuation of deferred policy acquisition costs and stock-based compensation expense.

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

Because the establishment of the provision for loss and loss adjustment expense reserves is an inherently uncertain process involving estimates, current provisions may need to be updated. Adjustments to the provision, both favorable and unfavorable, are reflected in the consolidated statements of operations and comprehensive income (loss) for the periods in which such estimates are updated. Management determines the loss and loss adjustment expense reserves as recorded on the Company’s financial statements, while the Company’s independent actuaries develop a range of reasonable estimates and a point estimate of loss and loss adjustment expense reserves. The actuarial point estimate is intended to represent the actuaries’ best estimate and will not necessarily be at the mid-point of the high and low estimates of the range.

Valuation of Fixed Income Securities

The Company’s fixed income securities are recorded at fair value using observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. The Company does not have any fixed income investments in our portfolio which require the Company to use unobservable inputs. Any change in the estimated fair value of its investments could impact the amount of unrealized gain or loss the Company has recorded, which could change the amount the Company has recorded for its investments and other comprehensive loss on its consolidated balance sheets and statements of comprehensive income (loss).

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

The Company carries a net deferred income tax asset of $506 and $263 at December 31, 2015 and 2014, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income.

Securities issued to 1347 Advisors, LLC

Pursuant to the termination of the Management Services Agreement with 1347 Advisors LLC (“Advisors,” a wholly-owned subsidiary of KFSI), the Company issued Preferred Shares, Warrants, and entered into a Performance Share Grant Agreement with Advisors on February 24, 2015. Additional information regarding the termination of the Management Services Agreement with Advisors can be found under “Related Party Transactions” in Item 7 of this Report.

Because the Preferred Shares have a mandatory redemption provision requiring redemption on February 24, 2020, the Company was required to classify the Preferred Shares as a liability on its balance sheet as opposed to recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 ultimate redemption amount which includes all dividends to be paid on the Preferred Shares based upon an analysis of the timing and amounts of the cash payments expected to occur under the terms of the Preferred Shares discounted for the Company’s estimated cost of equity (13.9%). As a result, amortization in amount of $1,889 will be charged to operations through February 24, 2020 using the effective interest method.

The Company estimated the fair value of the Warrants on grant date based upon the Black-Scholes option pricing model while it utilized a Monte Carlo model to determine the fair value of the Performance Share Grant Agreement due to the fact that the underlying shares are only issuable based upon the achievement of certain market conditions.

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

Stock-Based Compensation Expense

The Company uses the fair-value method of accounting for stock-based compensation awards granted. The Company determines the fair value of the stock options on their grant date using the Black-Scholes option pricing model and determines the fair value of restricted stock units on their grant date using multiple Monte Carlo simulations. The fair value of these awards is recorded as compensation expense over the requisite service period, which is generally the expected period over which the awards will vest, with a corresponding increase to additional paid-in capital. When the stock options are exercised, or correspondingly, when the restricted stock units vest, the amount of proceeds together with the amount recorded in additional paid-in capital is recorded in shareholders’ equity.

Recent Accounting Pronouncements

See Note 3 – Recently Issued Accounting Standards in the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Analysis of Financial Condition

As of December 31, 2015 compared to December 31, 2014

Investments

The Company’s investments in fixed income securities are classified as available-for-sale and are reported at estimated fair value. The Company holds an investment portfolio comprised primarily of fixed income securities issued by the U.S. Government, government agencies and high quality corporate issuers. The portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by Maison’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk. Investments held by the Company’s insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. Furthermore, pursuant to the certificate of authority we received from the TDI, we are required to deposit securities with the State of Texas. These securities consist of the fixed income securities listed in the tables below and have both an amortized cost basis and estimated fair value of $2,002 as of December 31, 2015.

The table below summarizes, by type, the Company’s investments as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government, government agencies and authorities	$1,919	8.8%	$141	1.1%
State municipalities and political subdivisions	1,651	7.6%	295	2.3%
Asset-backed securities and collateralized mortgage obligations	7,810	36.1%	4,178	32.9%
Corporate	8,858	41.0%	5,900	46.4%
Total fixed income securities	20,238	93.5%	10,514	82.7%
Short-term investments	1,149	5.3%	2,198	17.3%
Other Investments	248	1.2%	—	—%
Total investments	$21,635	100.0%	$12,712	100.0%

The Company’s other investments are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $248 through December 31, 2015. The Company has accounted for its investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

Liquidity and Cash Flow Risk

The table below summarizes the fair value of the Company’s fixed income securities by contractual maturity as of December 31, 2015 and 2014. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	December 31, 2015		December 31, 2014
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
One year or less	$1,012	5.0%	$179	1.7%
One to five years	10,414	51.5%	7,017	66.7%
Five to ten years	2,259	11.2%	903	8.6%
More than ten years	6,553	32.3%	2,415	23.0%
Total fixed income securities	$20,238	100.0%	$10,514	100.0%

At December 31, 2015, approximately 56.5% of the Company’s fixed income securities had contractual maturities of five years or less. The Company holds cash and high-grade short-term assets which, along with fixed income securities, management believes are sufficient in amount for the payment of loss and loss adjustment expense reserves and other operating subsidiary obligations on a timely basis. The Company may not be able to liquidate its investments in the event that additional cash is required to meet obligations to its policyholders, however, the Company believes that the high-quality, liquid investments in the portfolios provide it with sufficient liquidity.

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

At December 31, 2015 and 2014, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

	December 31, 2015		December 31, 2014
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$10,741	53.0%	$4,713	44.8%
Aa/Aa	2,520	12.5%	802	7.6%
A/A	4,745	23.4%	4,414	42.0%
BBB	2,232	11.1%	585	5.6%
Total fixed income securities	$20,238	100.0%	$10,514	100.0%

Other-Than-Temporary Impairment

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

The Company performs a quarterly analysis of its investment portfolio to determine if declines in market value are other-than-temporary. Further information regarding the Company’s detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 4 - “Investments,” to the consolidated financial statements in Item 8 of this report.

As a result of the analysis performed by the Company, there were no write-downs for other-than-temporary impairments related to investments for the years ended December 31, 2015 and 2014.

At December 31, 2015, the gross unrealized losses for fixed income securities amounted to $95, and there were no unrealized losses attributable to non-investment grade fixed income securities. At both December 31, 2015 and 2014, all unrealized losses on individual investments were considered temporary. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded the declines in value were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and other policy processing fees and represent those costs related to acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC increased $939, to $4,030 as of December 31, 2015 compared to $3,091 as of December 31, 2014, corresponding to an increase in our unearned premium reserves over the same period.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowance for credit losses, increased by $309 to $2,395 as of December 31, 2015 from $2,086 as of December 31, 2014. This increase was primarily attributable to the timing of payments received on premium written in December of each year. Premiums written for the month of December 2015 increased by approximately $483 when compared to premiums written in December 2014, leading to a corresponding increase in the amount of premium receivable from our agents and policyholders.

Ceded Unearned Premiums

Ceded unearned premiums represents the unexpired portion of premiums which have been paid to the Company’s reinsurers. Ceded unearned premiums are charged to income over the terms of the respective reinsurance treaties. Ceded unearned premiums increased $1,244 to $2,805 as of December 31, 2015 from $1,561 as of December 31, 2014. Our reinsurance treaties generally run from June 1st to May 31st of each year, thus our current treaties in place were negotiated as of June 1, 2015 requiring an upfront deposit of unearned premium each quarter. We also enhanced our catastrophe program so that our aggregate limit of coverage increased from $92,000 in place as of December 31, 2014 to $140,000 in place as of December 31, 2015. Furthermore, the premium we pay for reinsurance is based upon the total insured value (“TIV”) of our book of business as of September 30th of each year. As our TIV has increased year over year, so has the amount of premium we cede to our reinsurers, accounting for the increase in ceded unearned premiums between periods.

Reinsurance Recoverable on Reserves

Reinsurance recoverable on reserves represents amounts due to the Company, or expected to be due to the Company from our reinsurers, based upon claims and claim reserves which have exceeded the retention amount under our reinsurance treaties. As of December 31, 2015 we have recorded an expected recovery of $120 from our reinsurers, compared to $363 as of December 31, 2014. See “Loss and Loss Adjustment Expense Reserves” in Item 7 of this report for the expected recovery by policy type.

Funds Deposited with Reinsured Companies

Funds deposited with reinsured companies represents collateral we have placed on deposit with Brotherhood based upon our quota-share agreement to reinsure a portion of Brotherhood’s business for wind/hail coverage only. Pursuant to the agreement, we are required to fund our pro-rata portion of reserves Brotherhood has established for unearned premium, losses and loss adjustments expenses, and any other amounts for which Brotherhood may not be able to take credit for on its annual statutory financial statements filed with the appropriate insurance regulatory authority. We may fund this obligation via cash advance, trust agreement, or letter of credit. Accordingly, we have placed $725 on deposit under a trust agreement as of December 31, 2015. As our quota-share agreement with Brotherhood commenced in June 2015, there was no associated collateral in place as of December 31, 2014.

Current Income Taxes Recoverable/Payable

Current income taxes recoverable were $965 as of December 31, 2015, compared to a current payable of $262 as of December 31, 2014, representing the estimate of both the Company’s state and federal income taxes to be recovered/due for the years ended December 31, 2015 and 2014, respectively, less estimated payments made during each year.

Net Deferred Tax Asset

The Company’s net deferred tax asset increased $243, to $506 as of December 31, 2015 from $263 as of December 31, 2014. The net deferred tax asset is comprised of approximately $2,310 and $1,595 of deferred tax assets, net of approximately $1,804 and $1,332 of deferred tax liabilities as of December 31, 2015 and 2014, respectively. The change in the net deferred tax asset is primarily due to the increase in the deferred tax assets associated with our unearned premium reserve.

Property and Equipment

Property and equipment was $234 and $237 as of December 31, 2015 and 2014, respectively, and consists of computers, office equipment, and improvements at our leased facilities in Tampa, Florida and Baton Rouge, Louisiana, shown net of accumulated depreciation. Also included in the balance as of December 31, 2015 are vehicles we have purchased for the use of our sales representatives in the state of Texas. Our policy for the capitalization and depreciation of these assets can be found in the Notes to the Consolidated Financial Statements found in Item 8 of this report.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Goodwill and Intangible Assets

On January 2, 2015, we acquired a 100% interest in ClaimCor, a Florida domiciled company in the business of adjusting property and casualty insurance claims. Under the terms of the agreement to purchase ClaimCor, the purchase price equaled $323, which we paid in cash, at closing. Pursuant to the purchase agreement, the prior managing members of ClaimCor entered into a non-compete agreement with us, whereby the members cannot engage in, continue in, or carry on any business that competes with ClaimCor for a period of three years from the date in which the transaction closed.

As a result of the purchase, we recorded goodwill in the amount of $211 on our consolidated balance sheet as of January 2, 2015. The goodwill was not amortized, but rather subject to impairment testing on, at minimum, an annual basis. We also recognized the estimated fair value of the non-compete agreement as well as a customer base asset as part of the ClaimCor acquisition at a combined total of $52 as of January 2, 2015. The non-compete agreement will be amortized over its 3-year contractual life, while the customer base asset was to be amortized over an estimated useful-life of 5 years.

In December 2015, after analyzing ClaimCor’s performance in comparison to management’s expectations and forecasts at the time of acquisition, we noted that an impairment to the value of the goodwill and other intangibles we recorded was likely. Accordingly, our analysis resulted in a charge of $246 in the quarter ending December 31, 2015 associated with the impairment of goodwill and the customer base asset. As of December 31, 2015, the carrying value of the Company’s intangible assets was $6 representing the unamortized balance of the non-compete agreement recorded as part of the acquisition.

Other Assets

Other assets increased $423, to $705 as of December 31, 2015 from $282 as of December 31, 2014. The major components of other assets, as well as the change therein, are shown below.

	December 31
	2015	2014	Change
Accrued interest on investments	$77	$37	$40
Security deposits for facility leases	38	16	22
Prepaid expenses	590	229	361
Total	$705	$282	$423

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred but not reported (“IBNR”) loss events and the related estimated loss adjustment expenses gross of amounts expected to be recovered from reinsurance. The table below separates our loss reserves and LAE between IBNR and case specific estimates as of December 31, 2015 and 2014.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
December 31, 2015
Homeowners(1)	$758	$72	$830	$1,070	$1,900	$120
Special Property(2)	49	9	58	165	223	—
Total	$807	$81	$888	$1,235	$2,123	$120

December 31, 2014
Homeowners	$697	$48	$745	$400	$1,145	$363
Special Property	13	3	16	50	66	—
Total	$710	$51	$761	$450	$1,211	$363

(1) Homeowners refers to our multi-peril policies for traditional dwellings as well as mobile and manufactures homes.

(2) Special Property includes both our Fire and Allied lines of business, which are primarily wind/hail only products and also includes the commercial wind/hail only business we have assumed through our agreement with Brotherhood.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Unfavorable development for loss and LAE reserves from prior accident years was $205 for the year ended December 31, 2015.

For the year ended December 31, 2014, the Company reported $182 of favorable development for loss and LAE reserves from prior accident years.

The Company cannot predict whether loss and loss adjustment expense reserves will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. Any such development could have a material effect on the Company’s consolidated financial results for a given period.

Unearned Premium Reserves

Unearned premium reserves increased $5,739 to $23,442 as of December 31, 2015 compared to $17,703 as of December 31, 2014. The following table outlines the change in unearned premium reserves by line of business.

	December 31
	2015	2014	Change
Homeowners	$15,688	$12,120	$3,568
Special Property	7,754	5,583	2,171
Total	$23,442	$17,703	$5,739

The Company’s increase to its unearned premium reserve is directly related to the increase in written premiums year over year.

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable increased $724 to $3,283 as of December 31, 2015 compared to $2,559 as of December 31, 2014 primarily as a result of the timing of payments due under our reinsurance programs. The bulk of the balance payable as of December 31, 2015 represents the quarterly payment due under our catastrophe reinsurance program, which was paid in January 2016.

Agent Commissions Payable

Agent commissions payable increased $80 to $403 as of December 31, 2015 compared to $323 as of December 31, 2014. As agent commissions are paid in arrears, this balance represents commissions owed to the Company’s independent agents on policies written in December of each year, and corresponds directly with the increase in premiums written by our agents when comparing December 2015 to December 2014.

Premiums Collected in Advance

Premium deposits were $870 and $560 and represent cash the Company has received for policies which were not yet in-force as of December 31, 2015 and 2014 respectively. Upon the effective date of coverage, advance premiums are reclassified to the unearned premium reserve account.

Related Party Transactions

Due to Related Party

Amounts due to related parties decreased $145 as all amounts due as of December 31, 2014 had been paid prior to December 31, 2015. The December 31, 2014 payable represented amounts due to the Company’s former parent, KFSI, or subsidiaries of KFSI. Prior to the Company’s IPO on March 31, 2014, the Company operated as a wholly owned subsidiary of KFSI. As a result of this relationship, KFSI had advanced the Company funds consisting of payments made directly to third parties on the Company’s behalf as well as allocated inter-company expenses for various shared-services and support. As of January 1, 2015, we were no longer reliant on KFSI for support and other shared services and as such, charges for these services ceased.

Termination of Management Services Agreement

On February 11, 2014, the Company entered into a Management Services Agreement (“MSA”) with 1347 Advisors LLC (“Advisors”), a wholly owned subsidiary of KFSI, under which Advisors provided certain services to the Company, including forecasting, analysis of capital structure and reinsurance programs, consultation in potential future restructuring or capital raising transactions, and consultation in corporate development initiatives. Under the MSA, we paid Advisors a monthly fee equal to 1% of our direct written premiums. For the year ended December 31, 2015, the Company incurred an expense of $22 under the terms of the MSA prior to its termination.

1347 PROPERTY INSURANCE HOLDINGS, INC.

The Company entered into an Agreement to Buyout and Release (the “Buyout”) with Advisors which terminated the MSA on February 24, 2015. In consideration for Advisors voluntary termination of the MSA, the Company (i) made a cash payment in the amount of $2,000 to Advisors; (ii) executed and delivered the Performance Shares Grant Agreement to Advisors; (iii) issued to Advisors 120,000 shares of Series B Preferred Stock of the Company (the “Preferred Shares”); and (iv) executed and delivered to Advisors a warrant (the “Warrant”) to purchase up to 1,500,000 shares of the Company’s common stock at an exercise price of fifteen dollars per share. The Warrant expires on February 24, 2022.

The Preferred Shares have a par value of twenty five dollars per share and pay annual cumulative dividends at a rate of eight percent per annum. Cumulative dividends accrue, whether or not declared by the Board and irrespective of the legal availability of funds for the payment of dividends. Accrued dividends are to be paid in cash only when, as, and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the Preferred Shares. In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Company, the holders of the Preferred Shares then outstanding will be entitled to be paid out of the assets of the Company available for distributions to its shareholders. The Preferred Shares rank senior to the Company’s common stock, and the Company is not permitted to issue any other series of preferred stock that ranks equal or senior to the Preferred Shares while the Preferred Shares are outstanding. On February 22, 2016 the Board authorized a dividend payment on the Preferred Shares for shareholders of record as of February 23, 2016. Accordingly, on February 24, 2016, the Company issued a cash payment of $240 to Advisors representing the first annual dividend payment the Company has made on the Preferred Shares.

Unless redeemed earlier by the Company, as defined below, the Company will be required to redeem the Preferred Shares then outstanding on February 24, 2020 (the “Mandatory Redemption Date”), for an amount equal to twenty five dollars per share then outstanding plus all accrued and unpaid dividends. The Company has the option to redeem the Preferred Shares prior to the Mandatory Redemption Date, also at twenty five dollars per share, immediately prior to the consummation of any change in control of the Company that may occur.

Both the Preferred Shares and Warrants were issued in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

The Performance Shares Grant Agreement grants Advisors 100,000 shares of the Company’s common stock issuable upon the date that the last sales price of the Company’s common stock equals or exceeds ten dollars per share for any twenty trading days within any thirty-day trading period (the “Milestone Event”). Advisors will not be entitled to any dividends declared or paid on the Company’s stock prior to the Milestone Event having been achieved.

Effect of Buyout on Financial Condition and Statement of Operations

Under the original MSA, we were required to pay Advisors a fee of 1% of written premiums on a monthly basis. The Company replaced this ongoing annuity through the Buyout by providing Advisors with an up-front cash payment and other consideration which lead to a one-time charge of $5,421 to the Company’s operations for the year ended December 31, 2015 as follows:

Year ended December 31, 2015
Cash paid	$2,000
Issuance of Series B Preferred Shares	2,311
Issuance of Warrants and Performance Shares	1,010
Professional fees incurred in connection with the Buyout	100
Loss on termination of MSA	$5,421

The issuance of the Warrants and Performance Shares had no effect on the Company’s total shareholders’ equity as they both resulted in equal and offsetting charges to the Company’s retained earnings and additional paid-in capital. We estimated the fair value of the Warrant on grant date based upon the Black-Scholes option pricing model while we utilized a Monte Carlo model to determine the fair value of the Performance Shares due to the fact that these shares are only issuable based upon the achievement of certain market conditions.

Because the Preferred Shares have a mandatory redemption provision requiring redemption on February 24, 2020, we were required to classify the Preferred Shares as a liability on our balance sheet instead of recording the value of these shares in equity. The resulting liability was recorded at a discount to the $3,000 ultimate redemption amount of the Preferred Shares based upon an analysis of the cash payments expected to occur under the terms of the Preferred Shares discounted for the Company’s estimated cost of equity (13.9%). As a result, amortization in the amount of $1,889 will be charged to operations through February 24, 2020 using the effective interest method. For the year ended December 31, 2015, amortization of the discount on the Preferred Shares totaled $282.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses increased $306, to $1,863 as of December 31, 2015 compared to $1,557 as of December 31, 2014. The major components of accounts payable and other accrued expenses, as well as the change therein, are shown below.

	December 31,
	2015	2014	Change
Accrued employee compensation	$352	$285	$67
Accrued professional fees	267	158	109
Unearned policy fees	168	150	18
Accrued premium taxes and assessments	1,004	776	228
Other accounts payable	72	188	(116)
Total	$1,863	$1,557	$306

Off Balance Sheet Arrangements

None.

Contractual Obligations

As of December 31, 2015, the Company had the following amounts due under its operating leases for facilities in Baton Rouge, Louisiana, and Tampa, Florida.

Year ending December 31,	Amounts due under operating leases
2016	$336
2017	344
2018	291
2019	249
2020 and thereafter	—
Total	$1,220

Shareholders’ Equity

During the year ended December 31, 2014 we issued approximately five million shares of our common stock through the combination of our IPO on March 31, 2014, as well as our follow on offering on June 13, 2014 which resulted in approximately $36,261 in net proceeds to the Company.

On January 23, 2014, Fund Management Group LLC, an entity of which the Company’s Chairman of the Board, Gordon G. Pratt, is a Managing Member and controlling equity holder, invested $2,000 in the Company in exchange for 80,000 Series A Convertible Preferred Shares (“Series A Shares”) of the Company. At the time of their issuance, the value of the common stock into which the Series A Shares was convertible had a fair value greater than the $2,000 proceeds for the issuance. Accordingly, the Company recorded a beneficial conversion feature on the Series A Shares of $500 for the year ended December 31, 2014, which was equivalent to the amount by which the estimated fair value of the common stock issuable upon the conversion of the Series A Shares exceeded the proceeds received upon issuance of the Series A Shares. On March 31, 2014 the Preferred Shares were converted into 312,500 shares of the Company’s common stock.

On December 1, 2014 our Board of Directors approved a share repurchase program for up to 500,000 shares of our common stock. Through December 31, 2015, we had repurchased an aggregate 223,851 shares under this program at an average cost of $7.73 per share. In November 2015, our Board of Directors approved the continuation of the repurchase program such that we anticipate repurchases to continue to be made periodically through the period ending December 31, 2016.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Results of Operations

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Premiums Written

The following table shows our gross premiums written by line of business for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
Line of Business	2015	2014	Change
Homeowners	$29,987	$22,349	$7,638
Special Property	13,864	10,314	3,550
Gross Written Premium	$43,851	$32,663	$11,188

The increase in direct written premiums can be attributed to the organic growth in voluntary production from our independent agents as well as the addition of assumed business in Texas through our agreement with Brotherhood. Our independent agents wrote approximately $30,174 of premium for the year ended December 31, 2015 compared to approximately $22,223 for 2014. Special Property premium written for the year ended December 31, 2015 also includes the benefit of approximately $1,174 in premium assumed through our agreement with Brotherhood. There were no assumed premiums under this arrangement in 2014 as we entered into the Brotherhood agreement in June 2015.

Ceded Premiums Written

Ceded premiums written increased to $13,422 in 2015, compared to $7,934 in 2014. The increase is primarily due to an increase in limits purchased in our excess of loss reinsurance program which increased from $9,500 for the treaty year ended May 31, 2014 to $69,000 for the treaty year ending May 31, 2015. We also purchased reinsurance for aggregate losses. The aggregate treaty increased in coverage from $13,000 to $20,000 for the treaty years ended May 31, 2014 and 2015, respectively.

Effective June 1, 2015 we entered into a new catastrophe reinsurance program through May 31, 2016. Under the program, for each event occurring within a 144-hour period, we receive reinsurance recoveries of up to $121,000 in excess of $4,000 per event. We have also procured another layer of reinsurance protection that may be used for any event above $121,000, up to a maximum recovery of $15,000. This $15,000 second layer of coverage applies in total for all events occurring during the treaty year. The aggregate loss we would retain for two catastrophes occurring during the treaty year is $5,000. The total cost of our catastrophe coverage is estimated to be approximately $13,000 for the treaty year.

Net Premium Earned

The following table shows our net premiums earned by line of business.

	Year Ended December 31,
Line of Business	2015	2014	Change
Homeowners	$19,064	$12,151	$6,913
Special Property	6,870	6,312	558
Net premium earned	$25,934	$18,463	$7,471

The increase in net premiums earned is due primarily to the increase in gross written premiums less premiums ceded as previously discussed. Premium earned on a direct and ceded basis is as shown in the following table.

	Year Ended December 31,
	2015	2014	Change
Gross premium earned	$38,112	$25,963	$12,149
Ceded premium earned	12,178	7,500	4,678
Net premium earned	$25,934	$18,463	$7,471

1347 PROPERTY INSURANCE HOLDINGS, INC.

Other Income

Other income increased $462, to $834 as of December 31, 2015, compared to $372 as of December 31, 2014. The increase is primarily due to the acquisition of ClaimCor. ClaimCor generated $270 in claims adjusting revenue for the year ended December 31, 2015. As we acquired ClaimCor on January 2, 2015, there was no comparable revenue for 2014.

Net losses and loss adjustment expenses

Net losses and LAE represent both actual payments made and changes in estimated future payments to be made to our policyholders. Net losses and LAE are as shown in the following table.

	Year ended December 31,
	2015		2014
	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)
Weather-Related Non-Catastrophe Losses	$3,349	12.9%	$1,340	7.3%
Non-Weather Related Losses	4,120	15.9%	2,455	13.3%
Subtotal Core Losses(1)	7,469	28.8%	3,795	20.6%
Catastrophe Loss(2)	2,302	8.9%	—	—%
Prior Period Development (Redundancy)(3)	168	0.6%	(182)	(1.0)%
Total	$9,939	38.3%	$3,613	19.6%

(1)	We define Core Loss as net losses and LAE less the sum of Catastrophe losses and prior year redundancy.

(2)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25 million of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a Catastrophe as a PCS event where our estimated cost exceeds $1,500.

(3)	Prior Period Development is the amount of ultimate actual loss settlement value which is more than the estimated reserves recorded for a particular liability or loss, while redundancy represents the ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

The loss ratio (net losses and LAE divided by net premiums earned) for the year ended December 31, 2015 was 38.3% compared to 19.6% for the prior year. We experienced a significant increase in weather-related losses in 2015 due to a wind and hail event which occurred during the last week of April and affected properties we insure Louisiana. The impact of this event alone has accounted for $2,302 of net losses and LAE for the year ending December 31, 2015. Accordingly we have defined this as a catastrophic event as our incurred losses resulting from this storm have exceeded $1,500 and Property Claims Services has assigned this event as CAT 76. Our classification of the event does not have bearing on any reinsurance recovery we may receive, and to date we have not received any recovery related to these storms. As our reinsurance program was structured so that our retention was set at $3,000 for any single event at the time these storms occurred, there will be no recovery on this storm. Other weather-related events accounted for $3,349 in incurred losses for the year, while non-weather events accounted for approximately $4,075 in incurred losses for the year, most of which were the result of fire losses and non-weather related water damage.

On February 23, 2016, Louisiana experienced severe storms which produced multiple tornadoes throughout the state. While the ultimate cost and impact on our financial results cannot be determined at this time, we expect to incur significant losses with respect to claims related to wind and other damage resulting from these storms. Our catastrophe reinsurance program is structured so that our retention is set at $4,000 for a single event such as these storms, thus the pre-tax losses incurred by us, net of reinsurance, are not expected to exceed $4,000. We also believe that we may have recoveries available under our per-risk reinsurance program. As of March 14, 2016 our policyholders have reported a total of 210 claims to us as a result of these storms.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred acquisition costs in 2015 was $6,571, compared to $4,529 for the year ended December 31, 2014. This increase correlates with the increase in earned premiums year over year shown by calculating deferred acquisition cost amortization as a percentage of earned premiums, which was 25.3% for 2015, compared to 24.5% for 2014. The increase in amortization of deferred acquisition costs as a percentage of earned premiums can be attributed to the fact that we began writing business in Texas in 2015, where commission rates tend to be slightly higher than that of Louisiana.

General and Administrative Expenses

General and administrative expenses were $7,253 for the year ended December 31, 2015, compared to $5,095 for 2014. General and administrative expenses expressed as a percentage of net premium earned remained relatively constant at 28.0% for 2015 compared to 27.6% for 2014. The year-to-date increase in expense is primarily due to various costs associated with being a publicly held company (for example, legal fees related to our quarterly SEC filings and first annual shareholders meeting held in May 2015 for which there were no comparable charges for the same period 2014, where, during the first quarter of 2014, we operated as a subsidiary of KAI, as well as the fact that we increased our staff from fifteen employees as of December 31, 2014 to twenty-two employees as of December 31, 2015. Furthermore, due to the inclusion of ClaimCor in our consolidated financial statements for 2015, we have incurred $228 in general and administrative expenses associated with the operation of this subsidiary. We also recorded charge of $251 associated with the impairment of goodwill and other intangible assets recorded upon the purchase of ClaimCor to general and administrative expense for the year ended December 31, 2015. Excluding these expenses relating to ClaimCor, our general and administrative expense expressed as a percentage of net premium earned has decreased year over year.

Loss on Termination of Management Services Agreement

Upon the termination of the MSA with 1347 Advisors, we recorded a loss of $5,421, representing the estimated fair value of the cash, warrants, preferred shares and performance shares paid to Advisors. For the year ended December 31, 2015, we also recorded a charge in the amount of $282 associated with the amortization of the discount recorded on the preferred shares issued in the transaction. See “Related Party Transactions” in the Analysis of Financial Condition above for further information on the termination of the MSA.

Income Tax (Benefit) Expense

Income tax benefit for the year ended December 31, 2015 was $663 compared to an expense of $2,083 for 2014. The effective rate for income taxes is 28.4% for 2015 compared to 36.4% for 2014. The primary cause of the change in effective rate was due to a non-recurring tax benefit for net operating loss adjustments in 2014 related to the Company’s departure from KFSI’s consolidated tax group.

Net Income (Loss)

As a result of the foregoing, the Company’s net loss for 2015 was $1,673 compared to net income of $3,646 for 2014.

Beneficial Conversion Feature

On January 23, 2014, Fund Management Group LLC, an entity of which the Company’s Chairman of the Board, Gordon G. Pratt, is a Managing Member and controlling equity holder, invested $2,000 in the Company in exchange for 80,000 Series A Convertible Preferred Shares (“Series A Shares”) of the Company. At the time of the issuance, the value of the common stock into which the Series A Shares was convertible had a fair value greater than the $2,000 proceeds received for the issuance. Accordingly, the Company recorded a beneficial conversion feature on the Series A Shares of $500 for the year ended December 31, 2014, which was equivalent to the amount by which the estimated fair value of the common stock issuable upon the conversion of the Series A Shares exceeded the proceeds received upon issuance of the shares. On March 31, 2014 the Preferred Shares were converted into 312,500 shares of the Company’s common stock.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, and from the proceeds from the sales of our common and preferred stock. Cash provided from these sources is used primarily for loss and loss adjustment expense payments and other operating expenses. The timing and amount of payments for net losses and loss adjustment expenses may differ materially from the Company’s provisions for loss and loss adjustment expense reserves, which may create increased liquidity requirements.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the years ended December 31, 2015 and 2014.

	Year ended December 31,
Summary of Cash Flows	2015	2014
Net cash provided by operating activities	$5,417	$12,905
Net cash used by investing activities	(9,368)	(12,534)
Net cash (used) provided by financing activities	(1,731)	38,261
Net (decrease) increase in cash and cash equivalents	$(5,682)	$38,632

Year ended December 31, 2015

For the year ended December 31, 2015, net cash provided by operating activities as reported on our consolidated statement of cash flows was $5,417. Our source of cash resulted from the collection of approximately $43,851 in premiums in the period. This amount was reduced by the payment of ceded reinsurance premiums of $12,460, the payment of losses and loss adjustment expenses (net of subrogation recoveries) of $8,784, the one-time cash payment of $2,000 to Advisors pursuant to the termination of the MSA, commissions paid to our agents equaling $6,219, wages and salaries paid to our employees equaling $2,267, payments to various local and federal regulators for premium and income taxes and assessments in the amount of $2,495, and other net operating payments of $4,209.

Net cash used by investing activities as reported on our consolidated statements of cash flows was $9,368, primarily due to our purchase of fixed income securities for our investment portfolio.

Net cash used by financing activities was $1,731, comprised entirely of our purchase of 223,851 of our common shares to be held as treasury stock.

As a result of the foregoing, our net decrease in cash and cash equivalents for the year ended December 31, 2015 was $5,682.

Year ended December 31, 2014

For the year ended December 31, 2014, net cash provided by operating activities as reported on our consolidated statement of cash flows was $12,905. This cash was sourced from the collection of written policyholder premiums of $34,729 reduced by the payment of ceded reinsurance premiums of $5,425, the payment of losses and loss adjustment expenses (net of subrogation recoveries) of $3,523, increased by the collection of $405 of ceded reinsurance recovered losses and loss adjustment expenses, reduced by the payment of expenses, including policy acquisition costs of $11,769 as well as the payment of U.S. Federal and State of Louisiana income taxes of $1,512.

Net cash used by investing activities as reported on our consolidated statements of cash flows was $12,534, resulting from the net purchases of fixed income securities of $10,213.

Net cash provided by financing activities as reported on our consolidated statements of cash flows was $38,261 which consisted of the issuance of our common shares in our initial and follow-on public offerings for $36,261 as well as the issuance of our preferred shares for $2,000.

As a result of the foregoing, our net increase in cash and cash equivalents during 2014 was $38,632.

1347 PROPERTY INSURANCE HOLDINGS, INC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

41

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

1347 Property Insurance Holdings, Inc.

Tampa, FL

We have audited the accompanying consolidated balance sheets of 1347 Property Insurance Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1347 Property Insurance Holdings, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Grand Rapids, Michigan

March 17, 2016

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except per share data)
	December 31, 2015	December 31, 2014
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $20,332 and $10,515, respectively)	$20,238	$10,514
Short-term investments, at cost which approximates fair value	1,149	2,198
Other investments, at cost	248	—
Total investments	21,635	12,712
Cash and cash equivalents	47,957	53,639
Deferred policy acquisition costs, net	4,030	3,091
Premiums receivable, net of allowance for credit losses of $3 for both periods	2,395	2,086
Ceded unearned premiums	2,805	1,561
Reinsurance recoverable on loss and loss adjustment expense reserves	120	363
Funds deposited with reinsured companies	725	—
Current income taxes recoverable	965	—
Deferred tax asset, net	506	263
Property and equipment, net	234	237
Intangible assets, net of accumulated amortization of $3 and $0, respectively	6	—
Other assets	705	282
Total assets	$82,083	$74,234

LIABILITIES
Loss and loss adjustment expense reserves	$2,123	$1,211
Unearned premium reserves	23,442	17,703
Ceded reinsurance premiums payable	3,283	2,559
Agent commissions payable	403	323
Premiums collected in advance	870	560
Due to related party	—	145
Current income taxes payable	—	262
Accounts payable and other accrued expenses	1,863	1,557
Series B Preferred Shares, $25.00 par value, 1,000 shares authorized, 120 and zero shares Issued and outstanding at December 31, 2015 and 2014, respectively	2,593	—
Total liabilities	34,577	24,320

Commitments and contingencies (Note 19)

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 10,000 shares authorized; 6,358 issued and outstanding at December 31, 2015 and 2014, respectively	6	6
Additional paid-in capital	48,688	47,631
Retained earnings	605	2,278
Accumulated other comprehensive loss	(62)	(1)
	49,237	49,914
Less: treasury stock at cost, 224 and zero shares as of December 31, 2015 and 2014, Respectively	(1,731)	—
Total shareholders’ equity	47,506	49,914
Total liabilities and shareholders’ equity	$82,083	$74,234

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands, except per share data)
	Twelve months ended December 31,
	2015	2014
Revenue:
Net premiums earned	$25,934	$18,463
Net investment income	362	130
Other income	834	372
Total revenue	27,130	18,965

Expenses:
Net losses and loss adjustment expenses	9,939	3,612
Amortization of deferred policy acquisition costs	6,571	4,529
General and administrative expenses	7,253	5,095
Loss on termination of Management Services Agreement	5,421	—
Accretion of discount on Series B Preferred Shares	282	—
Total expenses	29,466	13,236

(Loss) income before income tax (benefit) expense	(2,336)	5,729
Income tax (benefit) expense	(663)	2,083
Net (loss) income	(1,673)	3,646
Less: beneficial conversion feature on convertible preferred shares	—	500
Net (loss) income attributable to common shareholders	$(1,673)	$3,146

(Loss) earnings per share – net (loss) income attributable to common shareholders:
Basic	$(0.27)	$0.71
Diluted	$(0.27)	$0.71
Weighted average common shares outstanding:
Basic	6,287	4,454
Diluted	6,287	4,454

Consolidated Statements of Comprehensive Income (Loss)

Net (loss) income	$(1,673)	$3,646
Unrealized losses on investments available for sale, net of income taxes	(61)	(1)
Comprehensive (loss) income	$(1,734)	$3,645

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity (in thousands, except share data)

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance, January 1, 2014	—	$—	1,000,000	$1	—	$—	$8,749	$(868)	$—	$7,882
Issuance of convertible preferred shares	80,000	2,000	—	—	—	—	—	—	—	2,000
Beneficial conversion feature on preferred shares	—	—	—	—	—	—	500	(500)	—	—
Common shares issued upon conversion of preferred shares	(80,000)	(2,000)	312,500	—	—	—	2,000	—	—	—
Issuance of common shares	—	—	5,045,625	5	—	—	36,256	—	—	36,261
Stock compensation expense	—	—	—	—	—	—	126	—	—	126
Net income	—	—	—	—	—	—	—	3,646	—	3,646
Other comprehensive loss	—	—	—	—	—	—	—	—	(1)	(1)
Balance, December 31, 2014	—	$—	6,358,125	$6	—	$—	$47,631	$2,278	$(1)	$49,914

Stock compensation expense	—	—	—	—	—	—	47	—	—	47
Issuance of performance shares and warrants pursuant to MSA termination transaction	—	—	—	—	—	—	1,010	—	—	1,010
Repurchases of common stock	—	—	(223,851)	—	223,851	(1,731)	—	—	—	(1,731)
Net loss	—	—	—	—	—	—	—	(1,673)	—	(1,673)
Other comprehensive income	—	—	—	—	—	—	—	—	(61)	(61)
Balance, December 31, 2015	—	$—	6,134,274	$6	223,851	$(1,731)	$48,688	$605	$(62)	$47,506

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)
	Twelve months ended December 31,
	2015	2014
Cash provided by (used in):
Operating activities:
Net (loss) income	$(1,673)	$3,646
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Issuance of Preferred Shares, Performance Shares, and Warrants pursuant to MSA termination transaction	3,321	—
Accretion of discount on Series B Preferred Shares	282	—
Charge for impairment of goodwill and other intangible assets	251	—
Net deferred income taxes	(243)	309
Stock compensation expense	47	126
Depreciation expense	53	26
Changes in operating assets and liabilities, net of effect of acquisition:
Premiums receivable, net	(309)	1,719
Amounts held on deposit with reinsured companies	(725)	—
Ceded unearned premiums	(1,244)	(435)
Deferred policy acquisition costs, net	(939)	(1,166)
Loss and loss adjustment expense reserves	912	857
Reinsurance recoverable on reserves	243	(363)
Premiums collected in advance	310	347
Due to related party	(145)	(2,524)
Unearned premium reserves	5,739	6,699
Ceded reinsurance premiums payable	724	2,509
Current income taxes payable	(1,227)	262
Other, net	40	893
Net cash provided by operating activities	5,417	12,905

Investing activities:
Purchases of furniture and equipment	(48)	(223)
Acquisition of entity, net of cash acquired	(305)	—
Purchases of other investments	(248)	—
Net purchases of fixed income securities	(9,817)	(10,213)
Net sales (purchases) of short-term investments	1,050	(2,098)
Net cash used by investing activities	(9,368)	(12,534)

Financing activities:
Proceeds from issuance of preferred stock, net	—	2,000
Proceeds from issuance of common stock, net	—	36,261
Purchases of treasury stock	(1,731)	—
Net cash (used) provided by financing activities	(1,731)	38,261

Net (decrease) increase in cash and cash equivalents	(5,682)	38,632
Cash and cash equivalents at beginning of period	53,639	15,007
Cash and cash equivalents at end of period	$47,957	$53,639

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$775	$1,512
Non-cash financing activities:
Issuance of common shares upon conversion of preferred shares	$—	$2,000

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

1. Nature of Business

Maison Insurance Holdings, Inc. was incorporated on October 2, 2012 in the State of Delaware. On November 19, 2013, the Company changed its legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc (“PIH”). PIH is a holding company and is engaged, through its subsidiaries, in the property and casualty insurance business. Unless context denotes otherwise, the terms “Company,” “we,” “us,” and “our,” refer to 1347 Property Insurance Holdings, Inc., and its subsidiaries.

Prior to March 31, 2014, the Company was a wholly owned subsidiary of Kingsway America Inc. (“KAI”). KAI in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering of its common stock and then on June 13, 2014, the Company completed a follow-on offering. Through the combination of the Company’s IPO and follow-on offering, we issued approximately five million shares of our common stock. As of December 31, 2015 KAI and companies affiliated with KAI held approximately 1.1 million shares of our common stock, equivalent to 17.5% of our outstanding shares.

PIH has three wholly-owned subsidiaries; Maison Insurance Company (“Maison”), a Louisiana-domiciled property and casualty insurance company, Maison Managers, Inc. (“MMI”), a managing general agent, incorporated in the State of Delaware on October 2, 2012, and ClaimCor, LLC (“ClaimCor”), a Florida based claims adjusting company.

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

In addition to the voluntary policies Maison writes, we have participated in the last three rounds of take-outs from Louisiana Citizens Property Insurance Company (“Citizens”), occurring on December 1st of each year. As the State of Louisiana has not historically been in the business of serving as an insurer, an insurance “take-out” program was implemented to reduce the number of properties insured by Citizens. Under this take-out program, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by Citizens.

MMI serves as the Company’s management services subsidiary as a general agency providing underwriting, policy administration, claims administration, marketing, accounting and financial and other management services to Maison. MMI contracts with independent agents for policy sales and services, and contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by and subject to the regulatory oversight of both the Louisiana and Texas Departments of Insurance (“LDI” and “TDI”, respectively).

On January 2, 2015, the Company completed its acquisition of 100% of the membership interest of ClaimCor, a claims and underwriting technical solutions company. The Company processes claims made by our policyholders through ClaimCor, and also through various third-party claims adjusting companies. MMI has ultimate authority over the claims handling process, while the agents we appoint have no authority to settle our claims or otherwise exercise control over the claims process. See Note 9 for further disclosure.

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

The Use of Estimates in the Preparation of Consolidated Financial Statements:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are recorded in the accounting period in which the change is determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for loss and loss adjustment expense reserves, valuation of fixed income securities, valuation of net deferred income taxes, the valuation of various securities we have issued in conjunction with the termination of the management services agreement with 1347 Advisors, LLC, the valuation of deferred policy acquisition costs, goodwill and stock-based compensation expense.

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

Reinsurance:

Reinsurance premiums, losses, and loss adjustment expenses are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and losses ceded to other companies have been reported as a reduction of premium revenue and incurred net losses and loss adjustment expenses. A reinsurance recoverable is recorded for that portion of paid and unpaid losses and loss adjustment expenses that are ceded to other companies.

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

Income Taxes:

For taxable periods ending on or prior to March 31, 2014, the Company was included in the U.S. consolidated federal income tax return of Kingsway America II Inc. and its eligible U.S. subsidiaries (“KAI Tax Group”). The method of allocating federal income taxes among the companies in the KAI Tax Group is subject to written agreement, approved by each company’s Board of Directors. The allocation is made primarily on a separate return basis, with current credit for any net operating losses or other items utilized in the consolidated federal income tax return. For taxable periods beginning after March 31, 2014, the Company has filed its own U.S. consolidated federal income tax return.

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

Property and Equipment:

Property and equipment is reported at historical cost less accumulated depreciation. Depreciation of property and equipment is recorded on a straight-line basis over estimated useful lives which range from seven years for furniture, five years for vehicles, three years for computer equipment, and the shorter of estimated useful life or the term of the lease for leasehold improvements. Property and equipment is estimated to have no salvage value at its useful life-end.

Rent expense for the Company’s office leases is recognized on a straight line basis over the term of the lease. Rent expense was $214 and $123 for the years ended December 31, 2015 and 2014, respectively.

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

Goodwill:

Goodwill represents the amount paid in excess of the fair value for the net assets acquired in our purchase of ClaimCor, which has been accounted for under FASB ASC Topic 805 – Business Combinations. Goodwill is not amortized to expense, but rather is analyzed for impairment on an annual basis or as events and circumstances change. The carrying value of goodwill was $0 for both December 31, 2015 and December 31, 2014 as a result of an impairment charge recorded against the value of goodwill in the fourth quarter 2015. See Note 9 for further information on the goodwill resulting from our acquisition of ClaimCor.

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

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with three major U.S. domestic banking institutions. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At December 31, 2015 the Company held funds well in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The Company has not experienced significant losses related to premiums receivable from its policyholders and management believes that amounts provided as an allowance for credit losses is adequate.

The Company has not experienced any losses on amounts due from reinsurers. In order to limit the credit risk associated with amounts potentially due from reinsurers, the Company uses several different reinsurers, all of which have an A.M. Best Rating of A- (Excellent) or better. Absent such rating, the Company has required its reinsurers to place collateral on deposit with an independent institution under a trust agreement for the Company’s benefit.

The Company also has risk associated with the lack of geographic diversification due to the fact that Maison primarily underwrites policies in Louisiana and Texas. The Company insures personal property located in 63 of the 64 parishes in the State of Louisiana. As of December 31, 2015, these policies are concentrated within these parishes as follows: Jefferson Parish 17.7%, Saint Tammany Parish 15.9%, East Baton Rouge Parish 7.3%, Orleans Parish 6.8%, Terrebonne Parish 6.2%, Livingston Parish 5.2%, and Tangipahoa Parish 5.1%. No other parish individually has over 5.0% of the policies in force as of December 31, 2015. The remaining 56 parishes combine to equal 35.1% of the total policies in force as of December 31, 2015. On a direct basis, Maison writes in 44 of the 254 counties that comprise the State of Texas, however no single county represents over 5.0% of our policies in force as of December 31, 2015.

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

The Company has also issued restricted stock units (“RSUs”) to certain of its employees which have been accounted for as equity based awards since, upon vesting, they are required to be settled in the Company’s common shares. The Company used a Monte Carlo valuation model to estimate the fair value of these awards upon grant date as the vesting of these RSUs occurs solely upon market-based conditions. The fair value of each RSU is recorded as compensation expense over the derived service period, as determined by the valuation model. Should the market-based condition be achieved prior to the expiration of the derived service period, any unrecognized cost will be recorded as compensation expense in the period in which the RSUs actually vest. See Note 11 for further disclosure.

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

3. Recently Issued Accounting Standards

ASU 2015-09: Financial Services – Insurance:

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-09: Financial Services – Insurance (Topic 944): Disclosures about Short-Duration Contracts. This update provides for an increase in the transparency of accounting estimates made by companies in the measurement of short-duration contracts and unpaid claim and claim adjustment expense liabilities by requiring additional disclosures, as well as improvements to existing disclosures. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods withing annual periods beginning after December 15, 2016, applied retrospectively, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position, or liquidity.

ASU 2016-01: Financial Instruments-Overall:

In January 2016, the FASB issued ASU 2016-01: Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. Most significantly, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income (loss). ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017 and will be applied using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Adoption of ASU 2016-01 is not expected to have a material impact on the Company’s financial position, cash flows, or total comprehensive income, but could impact the Company’s results of operations and earnings (loss) per share as changes in fair value will be presented in net income (loss) rather than other comprehensive income (loss).

ASU 2016-02: Leases:

In February 2016, the FASB issued ASU 2016-02: Leases. ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

4. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on fixed income securities classified as available-for-sale at December 31, 2015 and 2014 is as follows.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

At December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government, government agencies and authorities	$1,929	$4	$(14)	$1,919
State municipalities and political subdivisions	1,656	2	(7)	1,651
Asset-backed securities and collateralized mortgage obligations	7,844	10	(44)	7,810
Corporate	8,903	16	(61)	8,858
Total investments in fixed income securities	$20,332	$32	$(126)	$20,238

At December 31, 2014
Fixed income securities:
U.S. government, government agencies and authorities	$141	$—	$—	$141
State municipalities and political subdivisions	295	—	—	295
Asset-backed securities and collateralized mortgage obligations	4,179	6	(7)	4,178
Corporate	5,900	10	(10)	5,900
Total investments in fixed income securities	$10,515	$16	$(17)	$10,514

The table below summarizes the Company’s fixed income securities at December 31, 2015 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value

One year or less	$1,012	$1,012
One to five years	10,468	10,414
Five to ten years	2,264	2,259
More than ten years	6,588	6,553
Total	$20,332	$20,238

The following table highlights the aggregate unrealized loss position, by security type, of fixed income securities in unrealized loss positions as of December 31, 2015 and December 31, 2014. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions. There were 107 and 56 investments that were in unrealized loss positions as of December 31, 2015 and December 31, 2014, respectively.

	Less than 12 Months		Greater than 12 Months		Total
At December 31, 2015	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
U.S. government and government agencies	$1,293	$(14)	$—	$—	$1,293	$(14)
State municipalities and political subdivisions	1,014	(7)	—	—	1,014	(7)
Asset-backed securities and collateralized mortgage obligations	6,499	(44)	—	—	6,499	(44)
Corporate	5,196	(61)	—	—	5,196	(61)
Total investments in fixed income securities	$14,002	$(126)	$—	$—	$14,002	$(126)

At December 31, 2014
Fixed income securities:
U.S. government, gov’t agencies and authorities	$65	$—	$—	$—	$65	$—
State municipalities and political subdivisions	250	—	—	—	250	—
Asset-backed securities and collateralized mortgage obligations	2,332	(7)	—	—	2,332	(7)
Corporate	3,173	(10)	—	—	3,173	(10)
Total investments in fixed income securities	$5,820	$(17)	$—	$—	$5,820	$(17)

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Under the terms of the certificate of authority granted to Maison by the Texas Department of Insurance, Maison is required to pledge securities totaling approximately $2,000 with the State of Texas. Maison deposited the required securities with the State of Texas on May 13, 2015. These securities consist of various fixed income securities listed in the preceding tables which have an amortized cost basis of $2,004 and estimated fair value of $2,002 as of December 31, 2015.

The Company’s other investments are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies.  The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $248 through December 31, 2015.  The Company has accounted for its investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

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

The Company has reviewed currently available information regarding its investments with estimated fair values that are less than their carrying amounts and believes that these unrealized losses are primarily due to temporary market and sector-related factors rather than to issuer-specific factors. The Company does not intend to sell these investments in the short term, and it is not likely that it will be required to sell these investments before the recovery of their amortized cost.

Accordingly, all of the Company’s investments were deemed to be in good standing and not impaired as of December 31, 2015 and 2014. Additionally, there were no write-downs for other-than-temporary impairments on the Company’s investments for the years then ended.

The Company does not have any exposure to subprime mortgage-backed investments.

Net investment income for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
	2015	2014
Investment income:
Interest on fixed income securities	$285	$82
Interest on cash and cash equivalents	114	68
Gross investment income	399	150
Investment expenses	(37)	(20)
Net investment income	$362	$130

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

There were no realized gains or losses on the Company’s investments for the years ended December 31, 2015 and 2014.

5. Reinsurance

The Company reinsures, or cedes, a portion of its written premiums on a per-risk and an excess of loss basis to non-affiliated insurers in order to limit its loss exposure. Although reinsurance is intended to reduce the Company’s exposure risk, the ceding of insurance does not legally discharge the Company from its primary liability for the full amount of coverage under its policies. If the reinsurer fails to meet its obligations under the applicable reinsurance agreement, the Company would still be required to pay the insured for the loss.

Under the Company’s per-risk treaty, reinsurance recoveries are received for up to $1,750 in excess of a retention of $250 for each risk. The Company ceded $342 and $139 in written premiums under its per-risk treaties for the years ended December 31, 2015 and 2014 respectively.

Under the Company’s excess of loss treaty, for each catastrophic event occurring within a 144-hour period, the Company receives reinsurance recoveries of up to $121,000 in excess of $4,000 per event. The Company has also procured another layer of reinsurance protection that may be used for any event above $121,000, up to a maximum recovery of $15,000. This $15,000 second layer of coverage applies in total for all events occurring during the treaty year. The aggregate loss we would retain for two catastrophes occurring during the treaty year is $5,000. The Company ceded $13,080 and $7,795 in written premiums under its excess of loss treaties for the years ended December 31, 2015 and 2014 respectively.

In June 2015, we began writing business through a quota-share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we act as a reinsurer, and have assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas. Our quota-share percentage varies from 35%-100% of wind/hail premium written by Brotherhood, dependent upon the geographic location (coastal versus non-coastal) within the State of Texas. As of December 31, 2015, we have written $1,174 in assumed premiums on 495 policies through the Brotherhood agreement.

The impact of reinsurance treaties on the Company’s financial statements is as follows:

	Year Ended December 31,
	2015	2014
Premium written:
Direct	$42,677	$32,662
Assumed	1,174	—
Ceded	(13,422)	(7,934)
Net premium written	$30,429	$24,729

Premium earned:
Direct	$37,699	$25,963
Assumed	413	—
Ceded	(12,178)	(7,500)
Net premium earned	$25,934	$18,463

Losses and LAE incurred:
Direct	$10,316	$4,380
Assumed	90	—
Ceded	(467)	(768)
Net losses and LAE incurred	$9,939	$3,612

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

DPAC as well as the related amortization expense associated with DPAC for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
	2015	2014

Balance, January 1, net	$3,091	$1,925
Additions	7,510	5,695
Amortization	(6,571)	(4,529)
Balance, December 31, net	$4,030	$3,091

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

The Company’s evaluation of the adequacy of loss and loss adjustment expense reserves includes a re-estimation of the liability for loss and loss adjustment expense reserves relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision for loss and loss adjustment expense reserves, net of amounts recoverable from reinsurers, for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015	2014

Balance, January 1, gross of reinsurance	$1,211	$354
Less reinsurance recoverable related to loss and LAE expense reserves	(363)	—
Balance, January 1, net of reinsurance	848	354
Incurred related to:
Current year	9,771	3,794
Prior years	168	(182)
Paid related to:
Current year	(7,990)	(3,024)
Prior years	(794)	(94)
Balance, December 31, net of reinsurance	2,003	848
Plus reinsurance recoverable related to loss and LAE expense reserves	120	363
Balance, December 31, gross of reinsurance	$2,123	$1,211

8. Income Taxes

A summary of income tax expense (benefit) is as follows:

	Year Ended December 31,
	2015	2014
Current income tax (benefit) expense	$(452)	$1,775
Deferred income tax (benefit) expense	(211)	308
Total income tax (benefit) expense	$(663)	$2,083

Actual income tax expense (benefit) differs from the income tax expense computed by applying the applicable effective federal and state tax rates to income before income tax expense (benefit) as follows:

	Year ended December 31,
	2015		2014
	$	%	$	%

Provision for taxes at U.S. statutory marginal income tax rate of 34%	$(794)	34.0%	$1,948	34.0%
Nondeductible expenses	20	(0.8)%	7	0.1%
State tax (net of federal benefit)	105	(4.5)%	477	8.3%
Tax net operating loss adjustment	—	—%	(346)	(6.0)%
Other	6	(0.3)%	(3)	—%
Income tax expense (benefit)	$(663)	28.4%	$2,083	36.4%

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes as compared to the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	December 31,
	2015	2014
Deferred income tax assets:
Loss and loss adjustment expense reserves	$22	$8
Unearned premium reserves	1,462	1,098
Net operating loss carryforwards	284	287
Other	542	202
Deferred income tax assets	$2,310	$1,595

Deferred income tax liabilities:
Deferred policy acquisition costs	$1,370	$1,051
State deferred taxes	378	281
Other	56	—
Deferred income tax liabilities	$1,804	$1,332

Net deferred income tax assets	$506	$263

The Company has recorded a net deferred tax asset of $506 and $263 as of December 31, 2015 and December 31, 2014, respectively. Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2015, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the ability to realize the deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding increase or charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

As of December 31, 2015 the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $835 which will be available to offset future taxable income. As a result of certain changes in ownership and pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, these NOLs are subject to a yearly limitation. The amount and expiration date of the NOL carryforwards are as follows:

Year of Occurrence	Year of Expiration	Amount
2013	2032	$828
2014	2033	7
Total		$835

Based upon the results of the Company’s analysis and the application of ASC 740-10, management has determined that all material tax positions meet the recognition threshold and can be considered as highly certain tax positions. This is based on clear and unambiguous tax law, and the Company is confident that the full amount of each tax position will be sustained upon possible examination. Accordingly, the full amount of the tax positions is anticipated to be recognized in the financial statements.

The Company files federal income tax returns as well as multiple state and local tax returns. The Company’s consolidated federal and state income tax returns for the years 2012 - 2014 are open for review by the Internal Revenue Service (“IRS”) and the various state taxing authorities.

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

As a result of the purchase, we recorded goodwill in the amount of $211 on our consolidated balance sheet as of January 2, 2015. The goodwill was not amortized, but rather subject to impairment testing on, at minimum, an annual basis. We also recognized the estimated fair value of the non-compete agreement as well as a customer base asset as part of the ClaimCor acquisition at a combined total of $52 as of January 2, 2015. The non-compete agreement will be amortized over its 3-year contractual life, while the customer base asset was to be amortized over an estimated useful-life of 5 years. The Company recognized expense related to the amortization of these assets in the amount of $11 for the year ended December 31, 2015.

In the fourth quarter 2015, after analyzing ClaimCor’s performance in comparison to management’s expectations and forecasts at the time of acquisition, the Company noted that an impairment to the value of the goodwill and other intangibles which were recorded was likely. Accordingly, the Company’s analysis resulted in a charge of $246 associated with the impairment of goodwill and the customer base asset and has been charged to general and administrative expense for the year ended December 31, 2015. The Company used a date of December 1, 2015 for purposes of calculating the impairment charges.

As of December 31, 2015, the carrying value of the Company’s intangible assets was $6 representing the unamortized balance of the non-compete agreement recorded as part of the acquisition. Future expense related to the amortization of this asset is expected to be as follows:

Estimated amortization expense for the year ended:
December 31, 2016	$3
December 31, 2017	3

10. Net (Loss) Earnings Per Share

Net (loss) earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted (loss) earnings per share for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Basic:
Net (loss) income	$(1,673)	$3,646
Less: beneficial conversion feature on convertible preferred shares	—	(500)
Net (loss) income attributable to common shareholders	(1,673)	3,146
Weighted average common shares outstanding (‘000s)	6,287	4,454
Basic (loss) earnings per common share	$(0.27)	$0.71

Diluted:
Net (loss) income	$(1,673)	$3,646
Less: beneficial conversion feature on convertible preferred shares	—	(500)
Net (loss) income attributable to common shareholders	(1,673)	3,146
Weighted average common shares outstanding (‘000s)	6,287	4,454
Dilutive stock options outstanding (‘000s)	—	—
Diluted weighted average common shares outstanding (‘000s)	6,287	4,454
Diluted (loss) earnings per common share	$(0.27)	$0.71

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The following potentially dilutive securities outstanding as of December 31, 2015 and 2014 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

(in thousands)	December 31,
	2015	2014
Options to purchase common stock	210	177
Warrants to purchase common stock	1,907	407
Restricted stock units	21	—
Performance shares (Note 15)	475	375
	2,613	959

11. Equity Incentive Plan

The Company has established a stock option incentive plan for employees and directors of the Company (the “Plan”). The purpose of the Plan is to create incentives designed to motivate recipients to significantly contribute toward the Company’s growth and success, as well as attract and retain persons of outstanding competence, and provide such persons to act in the long-term best interest of the Company and its shareholders.

The Plan is administered by a committee appointed by the Board of Directors. All members of such committee must be non-employee directors and independent directors as defined in the Plan. Subject to the limitations set forth in the Plan, the committee has the authority to grant awards as well as determine the general provisions of each award including the purchase price, term, number of shares, and performance criteria, and also to establish vesting schedules and other terms and conditions of the award.

At the 2015 Annual Shareholders Meeting, the Company’s shareholders approved an amendment to the Plan which implemented changes relating to the permitted award types issuable under the Plan. In addition to non-qualified stock options issuable under the Plan, the amendments provide for the issuance of restricted stock, restricted stock units, performance shares, performance cash awards, and other stock-based awards.

The Plan provides for the issuance of 354,912 shares of common stock. As of December 31, 2015 there were 156,956 shares available for issuance under the Plan.

Stock option information for the two years ended December 31, 2015 is as follows.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Common Stock Options
Outstanding, January 1, 2014	—	$—	—	$—	$—
Exercisable, January 1, 2014	—	—	—	—	—
Granted	210,489	8.05
Exercised	—	—
Cancelled	—	—
Outstanding, December 31, 2014	210,489	$8.05	3.62	$0.96	$—
Exercisable, December 31, 2014	125,308	$8.04	3.18	$0.88	$—
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding, December 31, 2015	210,489	$8.05	2.81	$0.96	$—
Exercisable, December 31, 2015	146,603	$8.04	2.62	$0.90	$—

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The following assumptions were used to determine the fair value of the stock option grants:

Year ended December 31, 2014
Expected volatility	10.0%
Expected life	5.0 years
Risk-free interest rate	0.13% to 1.73%
Dividend yield	0.0%

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

On February 28, 2014 the Company issued an option to its President and CEO, Mr. Doug Raucy, to purchase up to 33,033 shares of the Company’s common stock (“Option Shares”). Concurrent with the exercise of the option, the Company will grant matching shares of restricted common stock of the Company to Mr. Raucy as a one-for-one match against the Option Shares purchased (“Matched Shares”). The Matched Shares will vest 100% on the fourth anniversary of the date in which the Matched Shares are issued, subject to Mr. Raucy’s continued employment with the Company. Through a series of amendments, the Company has modified this option agreement to extend the expiration date from June 30, 2014 to June 15, 2016. As a result of these amendments, the Company recognized an incremental total of $8 and $5 in compensation expense for the years ended December 31, 2015 and 2014, respectively.

A summary of the status of the Company’s non-vested employee stock options is as follows.

	Shares	Weighted Average Grant Date Fair Value
Non-Vested Common Stock Options
Non-vested, January 1, 2014	—	$—
Granted	210,489	0.96
Vested	(125,308)	0.88
Cancelled	—	—
Non-vested, December 31, 2014	85,181	$1.07
Granted	—	—
Vested	(21,295)	1.07
Cancelled	—	—
Non-vested, December 31, 2015	63,886	$1.07

On May 29, 2015, the Company’s Board of Directors granted RSUs to certain of its executive officers under the Plan. Each RSU granted entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest as follows: (i) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $10.00 per share and; (ii) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $12.00 per share. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire, however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. The following table summarizes RSU activity for the two years ended December 31, 2015.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2015	—	$—
Granted	20,500	1.34
Vested	—	—
Forfeited	—	—
Non-vested units, December 31, 2015	20,500	$1.34

Total stock based compensation expense for the years ended December 31, 2015 and 2014 was $47 and $126, respectively. As of December 31, 2015, total unrecognized stock compensation expense of $51 remained, which will be recognized ratably through March 31, 2018.

Stock warrants issued, exercised and outstanding as of December 31, 2015 are as follows. The Company did not have warrants outstanding at any point prior to March 31, 2014.

	Shares	Weighted Average Exercise Price
Common Stock Warrants
Outstanding, January 1, 2014	—	$—
Exercisable, January 1, 2014	—	$—
Granted	406,875	9.69
Exercised	—
Cancelled	—
Outstanding, December 31, 2014	406,875	9.69
Exercisable, December 31, 2014	312,500	9.60
Granted	1,500,000	15.00
Exercised	—
Cancelled	—
Outstanding, December 31, 2015	1,906,875	$13.87
Exercisable, December 31, 2015	1,906,875	$13.87

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The details of the Company’s warrants issued and outstanding are discussed in Note 12 – Shareholders’ Equity and Note 13 – Related Party Transactions, below.

12. Shareholders’ Equity

IPO and Follow-On Offering

On March 31, 2014, the Company completed its IPO of 2,170,625 shares of its common stock at a price to the public of $8.00 per share, for total gross proceeds of $17,365. Net proceeds to the Company were $15,087 after deducting underwriting discounts and commissions and other offering expenses payable by the Company. In conjunction with the IPO, the Company issued warrants to its underwriters to purchase 94,375 shares of its common stock.  Each warrant entitles the holder to purchase one common share of PIH at a price of $10.00 per share at any time after March 31, 2015 and prior to expiry on March 31, 2019.

On June 13, 2014, the Company completed an underwritten public offering of 2,875,000 shares of its common stock at a price to the public of $8.00 per share, for total gross proceeds of $23,000. Net proceeds to the Company were $21,174 after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Series A Preferred Shares

On January 23, 2014, Fund Management Group LLC, an entity of which the Company’s Chairman of the Board, Gordon G. Pratt, is a Managing Member and controlling equity holder, invested $2,000 in the Company in exchange for 80,000 Series A Convertible Preferred Shares (“Series A Shares”) of the Company. The Series A Shares were non-voting and ranked senior to all classes of capital stock of the Company. The Series A Shares did not pay any dividends. At the time of the issuance, the value of the common stock into which the Series A Shares is convertible had a fair value greater than the $2,000 proceeds received upon issuance. Accordingly, the Company recorded a beneficial conversion feature on the Series A Shares of $500 during the first quarter of 2014, which was equal to the amount by which the estimated fair value of the common stock issuable upon the conversion of the issued Series A Shares exceeded the proceeds from the issuance.

The Series A Shares were converted into shares of common stock and warrants on March 31, 2014, the effective date of the IPO. The Series A Shares were converted into (i) 312,500 common shares of the Company and (ii) warrants to purchase 312,500 shares of the Company’s common stock. Each warrant issued to Fund Management Group LLC entitles the holder to purchase one share of common stock at a price equal to $9.60, subject to certain adjustments under a warrant agreement (the “Warrant Agreement”). The warrants have an expiry date of March 31, 2019 and vested upon issuance. The warrants may be redeemable by the Company at a price of $0.01 per warrant during any period in which the closing price of the Company’s common shares is at or above $14.00 per share for 20 consecutive trading days. The warrant holder is entitled to a 30-day notice prior to the date of such redemption.

The common stock issued to Fund Management Group LLC upon conversion of the Series A Shares has piggyback registration rights for future registrations of the Company’s common stock under the Securities Act (other than certain excluded registrations) and, upon the two-year anniversary of the IPO, Fund Management Group LLC will also have a one-time demand registration right for such common stock, subject to certain restrictions.

Treasury Shares

On December 1, 2014, the Company’s Board of Directors authorized a share repurchase program for up to 500,000 shares of the Company’s common stock. Through December 31, 2015, the Company has repurchased 223,851 shares of common stock at an aggregate purchase price of $1,731, or $7.73 per share, including all fees and commissions. The entirety of these shares were purchased during the twelve months ended December 31, 2015. The repurchased shares are classified as treasury stock, at cost on the Company’s consolidated balance sheet.

13. Related Party Transactions

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

Due to Related Party

Amounts due to related parties represent amounts due to the Company’s former parent, KFSI, or subsidiaries of KFSI. Prior to the Company’s IPO on March 31, 2014, the Company operated as a wholly owned subsidiary of KFSI. As a result of this relationship, KFSI had advanced the Company funds consisting of payments made directly to third parties on the Company’s behalf as well as allocated inter-company expenses for various shared-services and support. As of December 31, 2014, there was approximately $145 due to KFSI under this arrangement which was paid during 2015. As of January 1, 2015, we were no longer reliant on KFSI for support and other shared services and, as such, charges for these services ceased.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

As of December 31, 2015, KFSI and its subsidiaries retained approximately 17.5% of the Company’s outstanding common shares.

Performance Share Grant Agreement

On March 26, 2014, the Company entered into a Performance Share Grant Agreement (“PSGA”) with Kingway America, Inc. (“KAI”, a wholly owned subsidiary of KFSI), whereby KAI will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones regarding the Company’s stock price. Pursuant to the terms of the PSGA, if at any time the last sales price of the Company’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). The shares of common stock granted to KAI will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. As of December 31, 2015, the Company has not issued any shares under the PSGA.

Termination of Management Services Agreement

On February 11, 2014, the Company entered into the Management Services Agreement (“MSA”) with 1347 Advisors, LLC (“Advisors”), a wholly owned subsidiary of KFSI, which provides for certain services, that Advisors would provide to the Company, including forecasting, analysis of capital structure and reinsurance programs, consultation in future restructuring or capital raising transactions, and consultation in corporate development initiatives. For the services performed, Advisors was paid a monthly fee equal to 1% of the Company’s gross written premiums, as defined in the MSA. Prior to the termination of this agreement, as discussed below, the Company incurred an expense of $22 and $304 under the terms of the MSA for the years ended December 31, 2015 and 2014, respectively.

The Company entered into an Agreement to Buyout and Release (the “Buyout”) with Advisors which terminated the MSA on February 24, 2015. In consideration of Advisors agreeing to voluntarily terminate the MSA, the Company (i) made a cash payment in the amount of $2,000 to Advisors; (ii) executed and delivered a Performance Shares Grant Agreement to Advisors (as described below); (iii) issued to Advisors 120,000 shares of Series B Preferred Stock of the Company (“Preferred Shares”, described below); and (iv) executed and delivered to Advisors a warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of fifteen dollars per share. The Warrant expires on February 24, 2022.

The Preferred Shares have a par value of twenty five dollars and pay annual cumulative dividends at a rate of eight percent per annum. Cumulative dividends shall accrue, whether or not declared by the Board and irrespective of whether there are funds legally available for the payment of dividends. Accrued dividends shall be paid in cash only when, as, and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the Preferred Shares. In the event of any voluntary of involuntary liquidation, dissolution, or winding up of the Company, the holders of the Preferred Shares then outstanding shall be entitled to be paid out of the assets of the Company available for distributions to its shareholders, before any payment shall be made to holders of securities junior in preference to the Preferred Shares. The Preferred Shares rank senior to the Company’s common stock, have a liquidation value of twenty five dollars per share, and the Company is not permitted to issue any other series of preferred stock that ranks equal or senior to the Preferred Shares while the Preferred Shares are outstanding. On February 22, 2016 the Company’s board of directors authorized a dividend payment on the Preferred Shares for shareholders of record as of February 23, 2016. Accordingly, on February 24, 2016, the Company issued a cash payment of $240 to Advisors representing the first annual dividend payment the Company has made on the Preferred Shares.

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

Accounting for the Buyout Transaction

As a result of the termination of the MSA agreement, the Company recognized an expense in the amount of $5,421 for the year ended December 31, 2015 as follows:

Year ended December 31, 2015
Cash paid	$2,000
Issuance of Series B Preferred Shares (recorded at a discount to redemption amount)	2,311
Issuance of Warrants and Performance Shares	1,010
Professional fees incurred in connection with the Buyout	100
Loss on termination of MSA	$5,421

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the Preferred Shares have a mandatory redemption date of February 24, 2020, the guidance required that we classify the Preferred Shares as a liability on our consolidated balance sheet, as opposed to recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 ultimate redemption amount which includes all dividends to be paid on the Preferred Shares based upon an analysis of the timing and amount of cash payments expected to occur under the terms of the Preferred Shares discounted at the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $1,889 will be charged to operations from February 2015 through February 2020 using the effective interest method. For the year ended December 31, 2015, a charge of $282 associated with the amortization of the Preferred Shares has been recorded on the Company’s consolidated statement of operations.

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

Based upon these models, the total estimated fair value of both the Warrants and Performance Shares was determined to be $1,010 on the date of grant.

14. Accumulated Other Comprehensive Loss

The table below details the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2015 and 2014.

	2015	2014
Unrealized gains (losses) on available-for-sale securities:
Balance, January 1	(1)	—
Other comprehensive loss before reclassifications and income taxes	(95)	(1)
Amounts reclassified from accumulated other comprehensive income	—	—
Income taxes	34	—
Net current-period other comprehensive loss	(61)	(1)
Balance, December 31	(62)	(1)

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

The FASB has issued guidance that defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.

•	Level 2 – inputs to the valuation methodology which include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly for substantially the full-term of the financial instrument.

•	Level 3 – inputs to the valuation methodology which are unobservable and significant to the measurement of fair value.

Financial instruments measured at fair value as of December 31, 2015 and 2014 in accordance with this guidance are as follows.

At December 31, 2015	Total	Level 1	Level 2	Level 3
Fixed income securities:
U.S. government, government agencies and authorities	$1,919	$—	$1,919	$—
State municipalities and political subdivisions	1,651	—	1,651	—
Asset-backed securities and collateralized mortgage obligations	7,810	—	7,810	—
Corporate	8,858	—	8,858	—
Total	$20,238	$—	$20,238	$—

At December 31, 2014
Fixed income securities:
U.S. government, government agencies and authorities	$141	$—	$141	$—
State municipalities and political subdivisions	295	—	295	—
Asset-backed securities and collateralized mortgage obligations	4,178	—	4,178	—
Corporate	5,900	—	5,900	—
Total	$10,514	$—	$10,514	$—

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Statutory Surplus and Capital Requirements

In order to retain its certificate of authority in the State of Louisiana, Maison is required to maintain a minimum capital surplus of $5,000. As of December 31, 2015 Maison’s capital surplus was $16,518.

The LDI employs risk-based capital (“RBC”) reports to monitor Maison’s financial condition.  Risk-based capital is determined in accordance with a formula adopted by the NAIC which takes into consideration the covariance between asset risk, credit risk, underwriting risk, and other business risks. The RBC report determines whether Maison falls into the “no action” level or one of the four action levels set forth in the Louisiana Insurance Code.  In order to retain its certificate of authority in the State of Texas, Maison is required to maintain an RBC ratio of 300% or more.

As of December 31, 2015, Maison’s RBC ratio was 345%, as a result, our surplus was considered to be in the “no action” level by the LDI.

States routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 2015, Maison held investment securities with a fair value of approximately $100 as a deposit with the LDI and investment securities with a fair value of approximately $2,002 as a deposit with the TDI.

Surplus Notes

PIH, as the parent company of Maison, is subject to the insurance holding company laws of the State of Louisiana, which, among other things, regulate the terms of surplus notes issued by insurers to their parent company. Maison’s capital is comprised of two surplus notes issued to PIH in the amount of $1,500, both of which were approved by the LDI prior to their issuance. The first note, issued in October 2013 in the principal amount of $650 will mature in October 2017. The second note, in the principal amount of $850 was issued in December 2015 and will mature in December 2017. Both notes accrue interest at 10% per annum. Interest payments on the notes are due annually, and are also subject to prior approval by the LDI.

Dividend Restrictions

As a Louisiana domiciled insurer, the payment of dividends from our insurance subsidiary is restricted by the Louisiana Insurance Code.  Dividends can only be paid if an insurer’s paid-in capital and surplus exceed the minimum required by the Louisiana Insurance Code by one hundred percent or more, or as otherwise provided.   Any dividend or distribution that when aggregated with any other dividends or distributions made within the preceding twelve months exceeds the lesser of (a) ten percent of the insurer’s surplus as regards policyholders as of the thirty-first day of December next preceding;  or (b) the net income of the insurer, not including realized capital gains, for the twelve month period ending the thirty-first day of December next preceding; is considered to be extra-ordinary and shall not be paid until thirty days after the LDI has received notice of the declaration thereof and has not within that period disapproved the payment, or until the LDI has approved the payment within the thirty-day period. In determining whether a dividend or distribution is extra-ordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out in dividends.

As of December 31, 2015, Maison had not paid any dividends to its shareholders.

17. Retirement plans

The 1347 Property Insurance Holdings, Inc. 401(k) Plan (the “Retirement Plan”) was established effective January 1, 2015, as a defined contribution plan. The Retirement Plan is subject to the provisions for the Employee Retirement Income Security Act of 1974 (“ERISA”); eligible employees of the Company and its subsidiaries may participate in the plan. Employees who have completed one month of service are eligible to participate and are permitted to make annual pre and post-tax salary reduction contributions not to exceed the limits imposed by the Internal Revenue Code of 1986, as amended. Contributions are invested at the direction of the employee participant in various money market and mutual funds. The Company matches contributions up to 100% of each participant’s contribution, limited to contributions up to 4% of a participant’s earnings. The Company may also elect to make a profit sharing contribution to the Retirement Plan based upon discretionary amounts and percentages authorized by the Company’s board of directors. As the Retirement Plan did not become effective until January 1, 2015, the Company did not make any matching or profit sharing contributions for the year ended December 31, 2014. For the year ended December 31, 2015, the Company made matching contributions to the Retirement Plan in the amount of $67.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Prior to January 1, 2015 the Company’s employees participated in the defined contribution plan of the Company’s former parent, KFSI. Under KFSI’s plan, employees could choose to voluntarily contribute up to 60% of their annual earnings subject to certain statutory limitations. The Company matched an amount equal to 50% of each participant’s contribution, limited to contributions up to 5% of a participant’s earnings. For the year ended December 31, 2014, the Company’s matching contributions made under KFSI’s plan were less than ten thousand dollars.

19. Commitments and Contingencies

Legal Proceedings:

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this Annual Report on Form 10-K, we are not a party to any litigation or legal proceeding that, individually or in the aggregate, in the current opinion of management, could have a material adverse effect on our financial condition, results of operations or cash flows. However, due to the risks and uncertainties inherent in legal proceedings, actual results could differ from current expected results.

Operating Lease Commitments:

As of December 31, 2015, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ended December 31,
2016	$336
2017	344
2018	291
2019	249
2020 and thereafter	—
$1,220

20. Subsequent events

On February 23, 2016, Louisiana experienced severe storms which produced multiple tornadoes throughout the state. While the ultimate cost and impact on the Company’s financial results cannot be determined at this time, the Company expects to incur significant losses with respect to claims related to wind and other damage resulting from these storms. The Company’s catastrophe reinsurance program is structured so that its retention is set at $4,000 for a single event such as these storms, thus the pre-tax losses incurred by the Company, net of reinsurance, are not expected to exceed $4,000. The Company also believes that it may have recoveries available to it under its per-risk reinsurance program. As of March 14, 2016 our policyholders have reported a total of 210 claims to us as a result of these storms.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit non-accelerated filers like us to provide only management’s report.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

Information regarding our equity compensation plans is incorporated herein by reference to Item 5 of Part II of this Form 10-K. All other information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2016.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	The following documents are filed as part of this report

1.	Financial Statements – the following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

i.	Independent Auditor’s Report

ii.	Consolidated Balance Sheets as of December 31, 2015 and 2014

iii.	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2015 and 2014

iv.	Consolidated Statements of Changes in Shareholders’ Equity and Accumulated Other Comprehensive Loss for the Years ended December 31, 2015 and 2014

v.	Consolidated Statements of Cash Flows for the Years ended December 31, 2015 and 2014

vi.	Notes to the Consolidated Financial Statements for the Years ended December 31, 2015 and 2014

2.	Exhibits - the exhibits listed in the accompanying “Index to Exhibits” that follow the signature pages of this report are filed or incorporated by reference as part of this Form 10-K.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date: March 17, 2016	By:	/s/ Douglas N. Raucy
	Name:	Douglas N. Raucy
	Title:	President, Chief Executive Officer and Director
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

/s/ Douglas N. Raucy	President, Chief Executive Officer and Director
Douglas N. Raucy	(Principal Executive Officer)	March 17, 2016

/s/ John S. Hill	Vice President, Chief Financial Officer
John S. Hill	(Principal Financial Officer, Principal Accounting Officer)	March 17, 2016

/s/ Gordon G. Pratt
Gordon G. Pratt	Director, Chairman of the Board	March 17, 2016

/s/ Leo Christopher Saenger, III
Leo Christopher Saenger, III	Director	March 17, 2016

/s/ Dennis A. Wong
Dennis A. Wong	Director	March 17, 2016

/s/ Larry Gene Swets, Jr.
Larry Gene Swets, Jr.	Director	March 17, 2016

/s/ Scott David Wollney
Scott David Wollney	Director	March 17, 2016

/s/ Joshua S. Horowitz
Joshua S. Horowitz	Director	March 17, 2016

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit	Description
3.2	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)
3.3	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)
3.4	Certificate of Designation of Series A Preferred Shares of 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit A of Exhibit 10.9 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)
3.5	Certificate of Designation of Series B Preferred Shares of 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
4.1	Certificate of Series B Preferred Shares (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
4.2	Warrant to Purchase Shares of Common Stock (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
4.3	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)
10.1	1347 Property Insurance Holdings, Inc. Amended and Restated 2014 Equity Incentive Plan (Incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2015)*
10.2	Indemnification Agreement (Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)
10.3	Trademark License Agreement, dated February 28, 2014, between 1347 Advisors LLC and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1 filed with the Commission on May 20, 2014)
10.4	Option Agreement, dated February 28, 2014 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1 filed with the Commission on May 20, 2014)*
10.5	First Amendment to Option Agreement, dated June 19, 2014 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on June 19, 2014)*
10.6	Second Amendment to Option Agreement, dated March 13, 2015 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 18, 2015)*
10.7	Third Amendment to Option Agreement, dated March 13, 2015 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on June 2, 2015)*
10.8	Fourth Amendment to Option Agreement, dated December 15, 2015 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on December 17, 2015)*
10.9	Series A Convertible Preferred Stock Purchase Agreement, dated January 23, 2014, between Fund Management Group LLC and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.9 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)
10.10	Offer letter to Douglas N. Raucy, dated September 25, 2012 (Incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)*
10.11	Registration Rights Agreement, dated February 28, 2014, by and between Kingsway America, Inc. and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-1 filed with the Commission on May 20, 2014)
10.12	Performance Share Grant Agreement by and between Kingsway America, Inc. and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1/A filed with the Commission on March 27, 2014)
10.13	Agreement to Buyout and Release dated February 24, 2015 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
10.14	Performance Shares Grant Agreement dated February 24, 2015 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
10.15	Form of Option Agreement Issued to the Executive Officers of 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K filed with the Commission on March 26, 2015)*
10.16	Form of Option Agreement Issued to the Directors of 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K filed with the Commission on March 26, 2015)*
10.17	Form of Restricted Stock Unit Agreement Issued to the Executive Officers of 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on June 2, 2015)*
14.1	1347 Property Insurance Holdings, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K filed with the Commission on March 26, 2015)
21.1	Subsidiaries of 1347 Property Insurance Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Denotes management contracts or compensatory plans or arrangements

