Form 10-Q
period 2016-03-31
1347 Property Insurance Holdings, Inc.
filed 2016-05-12
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares outstanding of the registrant's common stock as of May 5, 2016 was 6,108,125.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1347 PROPERTY INSURANCE HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $21,509 and $20,332, respectively)	$21,745	$20,238
Equity investments, at fair value (cost of $1,000 and $0, respectively)	1,014	—
Short-term investments, at cost which approximates fair value	1,063	1,149
Limited liability investments, at cost which approximates fair value	298	248
Total investments	24,120	21,635
Cash and cash equivalents	44,574	47,957
Deferred policy acquisition costs, net	3,677	4,030
Premiums receivable, net of allowance for credit losses of $3 for both periods	2,045	2,395
Ceded unearned premiums	3,029	2,805
Reinsurance recoverable on paid losses	1,300	—
Reinsurance recoverable on loss and loss adjustment expense reserves	2,028	120
Funds deposited with reinsured companies	—	725
Current income taxes recoverable	1,666	965
Net deferred income taxes	442	506
Property and equipment, net	263	234
Intangible assets, net of accumulated amortization of $4 and $3, respectively	5	6
Other assets	684	705
Total assets	$83,833	$82,083

LIABILITIES
Loss and loss adjustment expense reserves	$5,957	$2,123
Unearned premium reserves	21,918	23,442
Ceded reinsurance premiums payable	3,201	3,283
Agent commissions payable	543	403
Premiums collected in advance	1,764	870
Accrued expenses and other liabilities	1,565	1,863
Series B Preferred Shares, $25.00 par value, 1,000 shares authorized, 120 shares issued and outstanding for both periods	2,442	2,593
Total liabilities	$37,390	$34,577
Commitments and contingencies (Note 16)

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 10,000 shares authorized; 6,108 and 6,358 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	$6	$6
Additional paid-in capital	46,781	48,688
Retained earnings (deficit)	(510)	605
Accumulated other comprehensive income (loss)	166	(62)
	46,443	49,237
Less: treasury stock at cost, 0 and 224 shares as of March 31, 2016 and December 31, 2015, respectively	—	(1,731)
Total shareholders’ equity	46,443	47,506
Total liabilities and shareholders’ equity	$83,833	$82,083

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2016	2015
Revenue:
Net premiums earned	$8,221	$6,018
Net investment income	115	78
Other income	263	304
Total revenue	8,599	6,400
Expenses:
Net losses and loss adjustment expenses	6,636	629
Amortization of deferred policy acquisition costs	1,990	1,526
General and administrative expenses	1,578	1,805
Loss on termination of Management Services Agreement (MSA)	—	5,421
Accretion of discount on Series B Preferred Shares	88	—
Total expenses	10,292	9,381
Loss before income tax benefit	(1,693)	(2,981)
Income tax benefit	(578)	(957)
Net loss	$(1,115)	$(2,024)
Net loss per share:
Basic	$(0.18)	$(0.32)
Diluted	$(0.18)	$(0.32)
Weighted average common shares outstanding:
Basic	6,111,079	6,358,125
Diluted	6,111,079	6,358,125
Consolidated Statements of Comprehensive Loss
Net loss	$(1,115)	$(2,024)
Unrealized gains on investments available for sale, net of income taxes	228	75
Comprehensive loss	$(887)	$(1,949)

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except per share data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance-January 1, 2015	6,358,125	$6	—	$—	$47,631	$2,278	$(1)	$49,914
Stock compensation expense	—	—	—	—	47	—	—	47
Performance shares & warrants issued pursuant to MSA termination	—	—	—	—	1,010	—	—	1,010
Repurchases of common stock	(223,851)	—	223,851	(1,731)	—	—	—	(1,731)
Net loss	—	—	—	—	—	(1,673)	—	(1,673)
Other comprehensive loss	—	—	—	—	—	—	(61)	(61)
Balance-December 31, 2015	6,134,274	$6	223,851	$(1,731)	$48,688	$605	$(62)	$47,506
Stock compensation expense	—	—	—	—	10	—	—	10
Repurchases of common stock	(26,149)	—	26,149	(186)	—	—	—	(186)
Retirement of treasury shares	—	—	(250,000)	1,917	(1,917)	—	—	—
Net loss	—	—	—	—	—	(1,115)	—	(1,115)
Other comprehensive income	—	—	—	—	—	—	228	228
Balance-March 31, 2016	6,108,125	$6	—	—	$46,781	$(510)	$166	$46,443

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2016	2015
Cash provided by (used in):
Operating activities:
Net loss	$(1,115)	$(2,024)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Issuance of Preferred Shares, Performance Shares, and Warrants pursuant to MSA termination transaction	—	3,321
Accretion of discount on Series B Preferred Shares	88	—
Net deferred income taxes	(54)	(375)
Stock compensation expense	10	6
Depreciation expense	15	13
Changes in operating assets and liabilities:
Premiums receivable, net	351	434
Reinsurance recovery assets	(3,208)	—
Amounts held on deposit with reinsured companies	725	—
Ceded unearned premiums	(224)	(157)
Deferred policy acquisition costs, net	353	162
Loss and loss adjustment expense reserves	3,833	(81)
Premiums collected in advance	895	694
Due to related party	—	(48)
Unearned premium reserves	(1,524)	(578)
Ceded reinsurance premiums payable	(82)	133
Current income taxes payable	(701)	(882)
Other, net	(135)	383
Net cash (used in) provided by operating activities	(773)	1,001
Investing activities:
Purchases of furniture and equipment	(44)	(2)
Acquisition of entity, net of cash acquired	—	(305)
Purchases of fixed income securities	(1,176)	(2,538)
Purchase of equity investments	(1,000)	—
Purchase of limited liability investments	(50)	(159)
Net proceeds from short-term investments	86	2,098
Net cash used in investing activities	(2,184)	(906)
Financing activities:
Payment of dividends on preferred shares	(240)	—
Purchases of treasury stock	(186)	—
Net cash used by financing activities	(426)	—
Net (decrease) increase in cash and cash equivalents	(3,383)	95
Cash and cash equivalents at beginning of period	47,957	53,639
Cash and cash equivalents at end of period	$44,574	$53,734
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$260	$300

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

 1. Nature of Business

Maison Insurance Holdings, Inc. was incorporated on October 2, 2012 in the State of Delaware. On November 19, 2013, the Company changed its legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc. (“PIH”). PIH is a holding company and is engaged, through its subsidiaries, in the property and casualty insurance business. PIH holds all of the capital stock of three subsidiaries: Maison Insurance Company ("Maison"), Maison Managers Inc. ("MMI"), and ClaimCor, LLC (“ClaimCor”). Unless context denotes otherwise, the terms “Company,” “we,” “us,” and “our” refer to 1347 Property Insurance Holdings, Inc., and its subsidiaries.

Prior to March 31, 2014, the PIH was a wholly owned subsidiary of Kingsway America Inc. ("KAI"). KAI, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc. ("KFSI"), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, PIH completed an initial public offering (“IPO”) of its common stock. On June 13, 2014, PIH completed a follow-on offering of its common stock to the public. Through the combination of the Company’s IPO and follow-on offering, PIH issued approximately five million shares of its common stock. As of March 31, 2016 KAI held approximately 1.1 million shares of our common stock, which is equivalent to 17.6% of our outstanding shares.

Maison began providing homeowners insurance, manufactured home insurance and dwelling fire insurance to individuals in Louisiana in December 2012. Maison writes both full peril property policies as well as wind/hail only exposures in Louisiana and distributes its policies through a network of independent insurance agents. On May 13, 2015 the Company was notified by the Texas Department of Insurance that a Certificate of Authority had been granted to Maison, allowing us to begin writing insurance in the State of Texas. Maison began assuming wind/hail only insurance for commercial properties in Texas beginning in June 2015. In September 2015, Maison began writing manufactured home policies in the State of Texas on a direct basis.

In addition to the voluntary policies Maison writes, we have participated in the last three rounds of take-outs from Louisiana Citizens Property Insurance Company (“Citizens”), occurring on December 1st of each year. As the State of Louisiana has not historically been in the business of serving as an insurer, an insurance “take-out” program was implemented to reduce the number of properties insured by Citizens. Under this program, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by Citizens.

MMI serves as the Company’s management services subsidiary, known as a managing general agency and provides underwriting, policy administration, claims administration, marketing, accounting, and other management services to Maison. MMI contracts with independent agents for policy sales and services, and also contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by and subject to the regulatory oversight of both the Louisiana Department of Insurance (“LDI”) and Texas Department of Insurance (“TDI”).

On January 2, 2015, the Company completed its acquisition of 100% of the membership interest of ClaimCor, a claims and underwriting technical solutions company. Maison processes claims made by our policyholders through ClaimCor, and also through various third-party claims adjusting companies. MMI has ultimate authority over the claims handling process, while the agents we appoint have no authority to settle our claims or otherwise exercise control over the claims process.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The Use of Estimates in the Preparation of Consolidated Financial Statements:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are recorded in the accounting period in which the change is determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for loss and loss adjustment expense reserves, the valuation of fixed income and equity securities, the valuation of net deferred income taxes, the valuation of various securities we have issued in conjunction with the termination of the management services agreement with 1347 Advisors, LLC, the valuation of deferred policy acquisition costs and goodwill, and stock-based compensation expense.

Investments:

Investments in fixed income securities and equity investments in common stock are classified as available-for-sale and reported at estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive income (loss), net of tax, until sold or an other-than-temporary impairment is recognized, at which point the cumulative unrealized gains or losses are transferred to the consolidated statement of operations.

Limited liability investments include investments in limited liability companies in which the Company’s interests are deemed minor and therefor, are accounted for under the cost method of accounting which approximates their fair value.

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

Income Taxes:

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

Property and Equipment:

Property and equipment is reported at historical cost less accumulated depreciation. Depreciation of property and equipment is recorded on a straight-line basis over estimated useful life which range from seven years for furniture, five years for vehicles, three years for computer equipment, and the shorter of estimated useful life or the term of the lease for leasehold improvements. Property and equipment is estimated to have no salvage value at its useful life-end.

Rent expense for the Company’s office leases is recognized on a straight-line basis over the term of the lease. Rent expense was $98 and $48 for the three months ended March 31, 2016 and 2015, respectively.

Intangible Assets:

Intangible assets on our consolidated balance sheet represents a non-compete agreement associated with our acquisition of ClaimCor in January 2015. The Company amortizes identified intangible assets to expense over their estimated lives using the straight-line method. The Company evaluates intangible assets for impairment as events and circumstances change or at minimum, on an annual basis.

Loss and Loss Adjustment Expense Reserves:

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred but not yet reported loss events and the related estimated loss adjustment expenses. The Company performs a continuing review of its loss and loss adjustment expense reserves, including its reserving techniques as well as the impact of reinsurance on our loss reserves. The loss and loss adjustment expense reserves are also reviewed at minimum, on an annual basis by qualified third party actuaries. Since the loss and loss adjustment expense reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of income in the period in which the estimates are changed. Such changes in estimates could occur in a future period and may be material to the Company’s results of operations and financial position in such period.

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with three major U.S. domestic banking institutions. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At March 31, 2016 the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

The Company also has risk associated with the lack of geographic diversification due to the fact that Maison exclusively underwrites policies in Louisiana and Texas. The Company insures personal property located in 63 of the 64 parishes in the State of Louisiana. As of March 31, 2016, these policies are concentrated within these parishes as follows: Jefferson Parish 16.8%, Saint Tammany Parish 15.7%, East Baton Rouge Parish 7.5%, Orleans Parish 6.4%, Terrebonne Parish 5.9%, Livingston Parish 5.33%. No other parish individually has over 5.0% of the policies in force as of March 31, 2016. The remaining 56 parishes combine to equal 37.1% of the total policies in force as of March 31, 2016. On a direct basis, Maison writes in 66 of the 254 counties that comprise the State of Texas, however no single county represents over 5.0% of our policies in force as of March 31, 2016.

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

The Company has also issued restricted stock units (“RSUs”) to certain of its employees which have been accounted for as equity based awards since, upon vesting, they are required to be settled in the Company’s common shares. The Company used a Monte Carlo valuation model to estimate the fair value of these awards upon grant date as the vesting of these RSUs occurs based solely upon market-based conditions. The fair value of each RSU is recorded as compensation expense over the derived service period, as determined by the valuation model. Should the market-based condition be achieved prior to the expiration of the derived service period, any unrecognized cost will be recorded as compensation expense in the period in which the RSUs actually vest.

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

3. Recently Issued Accounting Standards

ASU 2015-09: Financial Services – Insurance:

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-09: Financial Services – Insurance (Topic 944): Disclosures about Short-Duration Contracts. This update provides for an increase in the transparency of accounting estimates made by companies in the measurement of short-duration contracts and unpaid claim and claim adjustment expense liabilities by requiring additional disclosures, as well as improvements to existing disclosures. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, applied retrospectively, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position, or liquidity.

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

 1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

ASU 2016-09: Stock Compensation:

In March 2016, the FASB issued ASU 2016-09: Compensation – Stock Compensation: Improvement to Employee Share-Based Payment Accounting. ASU 2016-09 was issued to simplify the accounting for share-based payment awards. The guidance requires that all tax effects related to share-based payment be made through the statement of operations at the time of settlement as opposed to the current guidance that requires excess tax benefits to be recognized in additional paid-in-capital. ASU 2016-09 also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. The change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening accumulated deficit. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a departure from the current requirement which presents tax benefits as an inflow from financing activities and an outflow from operating activities. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company does not believe the adoption of ASU 2016-09 will have a material impact on its consolidated financial statements.

4. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on the Company’s investments in fixed income and equity securities at March 31, 2016 and December 31, 2015 is as follows.

As of March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government, government agencies and authorities	$650	$10	$—	$660
State municipalities and political subdivisions	1,752	34	—	1,786
Asset-backed securities and collateralized mortgage obligations	9,351	93	(9)	9,435
Corporate	9,756	127	(19)	9,864
Total fixed income securities	21,509	264	(28)	21,745
Equity securities:
Common stock	1,000	14	—	1,014
Total equity securities	1,000	14	—	1,014
Total fixed income and equity securities	$22,509	$278	$(28)	$22,759
As of December 31, 2015
Fixed income securities:
U.S. government, government agencies and authorities	$1,929	$4	$(14)	$1,919
State municipalities and political subdivisions	1,656	2	(7)	1,651
Asset-backed securities and collateralized mortgage obligations	7,844	10	(44)	7,810
Corporate	8,903	16	(61)	8,858
Total fixed income securities	$20,332	$32	$(126)	$20,238

The table below summarizes the Company's fixed income securities at March 31, 2016 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value
One year or less	$1,036	$1,036
One to five years	11,108	11,230
Five to ten years	2,597	2,648
More than ten years	6,768	6,831
Total	$21,509	$21,745

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The following table highlights the aggregate unrealized loss position, by security type, of fixed income and equity securities in unrealized loss positions as of March 31, 2016 and December 31, 2015. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions. There were 32 and 107 fixed income investments that were in unrealized loss positions as of March 31, 2016 and December 31, 2015, respectively. The Company held no equity securities in unrealized loss positions at either date.

	Less than 12 Months		Greater than 12 Months		Total
At March 31, 2016	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities and collateralized mortgage obligations	$1,266	$(7)	$320	$(2)	$1,586	$(9)
Corporate	1,697	(19)	40	—	1,737	(19)
Total investments in fixed income securities	$2,963	$(26)	$360	$(2)	$3,323	$(28)
At December 31, 2015
Fixed income securities:
U.S. government, gov’t agencies and authorities	$1,293	$(14)	$—	$—	$1,293	$(14)
State municipalities and political subdivisions	1,014	(7)	—	—	1,014	(7)
Asset-backed securities and collateralized mortgage obligations	6,499	(44)	—	—	6,499	(44)
Corporate	5,196	(61)	—	—	5,196	(61)
Total investments in fixed income securities	$14,002	$(126)	$—	$—	$14,002	$(126)

Under the terms of the certificate of authority granted to Maison by the Texas Department of Insurance, Maison is required to pledge securities totaling approximately $2,000 with the State of Texas. Maison deposited the required securities with the State of Texas on May 13, 2015. These securities consist of various fixed income securities listed in the preceding tables which have an amortized cost basis of $2,003 and estimated fair value of $2,030 as of March 31, 2016.

The Company’s other investments are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $298 through March 31, 2016. The Company has accounted for its investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

Other-than-Temporary Impairment:

The establishment of an other-than-temporary impairment on an investment requires a number of judgments and estimates. The Company performs a quarterly analysis of the individual investments to determine if declines in market value are other-than-temporary. The analysis includes some or all of the following procedures as deemed appropriate by the Company:

·         considering the extent, and length of time during which the market value has been below cost;

·         identifying any circumstances which management believes may impact the recoverability of the unrealized loss positions;

·         obtaining a valuation analysis from a third-party investment manager regarding the intrinsic value of these investments based upon their knowledge and experience combined with market-based valuation techniques;

·         reviewing the historical trading volatility and trading range of the investment and certain other similar investments;

·         assessing if declines in market value are other-than-temporary for debt instruments based upon the investment grade credit ratings from third-party credit rating agencies;

·         assessing the timeliness and completeness of principal and interest payment due from the investee; and

·         assessing the Company’s ability and intent to hold these investments until the impairment may be recovered

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The risks and uncertainties inherent in the assessment methodology used to determine declines in market value that are other-than-temporary include, but may not be limited to, the following:

·         the opinions of professional investment managers could be incorrect;

·         the past trading patterns of investments may not reflect their future valuation trends;

·         the credit ratings assigned by credit rating agencies may be incorrect due to unforeseen events or unknown facts related to the investee company’s financial situation; and

·         the historical debt service record of an investment may not be indicative of future performance and may not reflect a company’s unknown underlying financial problems.

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

Accordingly, all of the Company’s investments were in good standing and there were no write-downs for other-than-temporary impairments on the Company’s investments for the three months ended March 31, 2016 and 2015.

The Company does not have any exposure to subprime mortgage-backed investments. Net investment income for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
	2016	2015
Investment income:
Interest on fixed income securities	$100	$52
Interest on cash and cash equivalents	27	28
Gross investment income	127	80
Investment expenses	(12)	(2)
Net investment income	$115	$78

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

Under the Company’s per-risk treaty, reinsurance recoveries are received for up to $1,750 in excess of a retention of $250 for each risk. The Company ceded $109 and $46 in written premiums under its per-risk treaties for the three months ended March 31, 2016 and 2015, respectively.

Under the Company’s excess of loss treaty, for each catastrophic event occurring within a 144-hour period, the Company receives reinsurance recoveries of up to $121,000 in excess of a retention of $4,000 per event. The Company has also procured another layer of reinsurance protection that may be used for any event above $121,000, up to a maximum recovery of $15,000. This $15,000 second layer of coverage applies in total to all events occurring during the treaty year of June 1, 2015 through May 31, 2016. The aggregate loss the Company would retain for two catastrophes occurring during the treaty year is $5,000. The Company ceded $3,462 and $2,692 in written premiums under its excess of loss treaties for the three months ended March 31, 2016 and 2015, respectively.

In June 2015, we began writing business through a quota-share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we act as a reinsurer, and have assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas. Our quota-share percentage varies from 35%-100% of wind/hail premium written by Brotherhood, dependent upon the geographic location (coastal areas versus non-coastal areas) within the State of Texas. For the three months ended March 31, 2016, we have written $398 in assumed premiums and have 615 in-force policies under this agreement as of March 31, 2016.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The impact of reinsurance treaties on the Company’s financial statements is as follows:

	Three months ended March 31,
	2016	2015
Premium written:
Gross	$10,804	$8,021
Ceded	(3,571)	(2,738)
Net premium written	$7,233	$5,283
Premium earned:
Gross	$11,568	$8,599
Ceded	(3,347)	(2,581)
Net premium earned	$8,221	$6,018
Losses and LAE incurred:
Gross	$9,864	$628
Ceded	(3,228)	1
Net losses and LAE incurred	$6,636	$629

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

DPAC as well as the related amortization expense associated with DPAC for the three months ended March 31, 2016 and 2015, is as follows:

	Three months ended March 31,
	2016	2015
Balance, January 1, net	$4,030	$3,091
Additions	1,637	1,363
Amortization	(1,990)	(1,526)
Balance, March 31, net	$3,677	$2,928

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The Company's evaluation of the adequacy of loss and loss adjustment expense reserves includes a re-estimation of the liability for loss and loss adjustment expense reserves relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision for loss and loss adjustment expense reserves, net of amounts recoverable from reinsurers, for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,
	2016	2015
Balance, January 1, gross of reinsurance	$2,123	$1,211
Less reinsurance recoverable related to loss and LAE expense reserves	(120)	(363)
Balance, January 1, net of reinsurance	2,003	848
Incurred related to:
Current year	6,803	630
Prior years	(167)	(1)
Paid related to:
Current year	(4,444)	(222)
Prior years	(266)	(488)
Balance, March 31, net of reinsurance	3,929	767
Plus reinsurance recoverable related to loss and LAE expense reserves	2,028	307
Balance, March 31, gross of reinsurance	$5,957	$1,074

8. Income Taxes

Income tax benefit for the three months ended March 31, 2016 varies from the amount that would result by applying the applicable statutory federal income tax rate of 34% to income before income taxes as summarized in the following table:

	As of March 31,
	2016	2015
Income tax benefit at statutory income tax rate	$(576)	$(1,014)
State income tax (net of federal tax benefit)	(5)	54
Other	3	3
Income tax benefit	$(578)	$(957)

The Company carries a net deferred income tax asset of $442 and $506 at March 31, 2016 and December 31, 2015, respectively, all of which the Company believes is more likely than not to be fully realized based upon management's assessment of future taxable income. Significant components of the Company’s net deferred tax assets are as follows:

	March 31, 2016	December 31, 2015
Deferred income tax assets:
Loss and loss adjustment expense reserves	$44	$22
Unearned premium reserves	1,404	1,462
Net operating loss carryforwards	284	284
Other	454	542
Deferred income tax assets	$2,186	$2,310
Deferred income tax liabilities:
Deferred policy acquisition costs	$1,250	$1,370
State deferred taxes	355	378
Other	139	56
Deferred income tax liabilities	$1,744	$1,804
Net deferred income tax assets	$442	$506

As of March 31, 2016, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit).

9. Net Earnings (Loss) Per Share

Net earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings (loss) per share for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
Basic and Diluted:
Net loss	$(1,115)	$(2,024)
Weighted average common shares outstanding	6,111,079	6,358,125
Basic (loss) earnings per common share	$(0.18)	$(0.32)

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The following potentially dilutive securities outstanding at March 31, 2016 and 2015 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of March 31,
	2016	2015
Options to purchase common stock	210,489	210,489
Warrants to purchase common stock	1,906,875	1,906,875
Restricted stock units	20,500	—
Performance shares (Note 12)	475,000	375,000
	2,612,864	2,492,364

10. Options, Warrants, and Restricted Stock Units

The Company has established an equity incentive plan for employees and directors of the Company (the “Plan”). The purpose of the Plan is to create incentives designed to motivate recipients to contribute toward the Company’s growth and success, and also to attract and retain persons of outstanding competence, and provide such persons with an opportunity to acquire an equity interest in the Company. In April 2015, the Company’s shareholders approved an amendment to the Plan to allow for the issuance of additional award types under the Plan. In addition to non-qualified stock options issuable under the Plan, the amendment provides for the issuance of restricted stock, restricted stock units (“RSUs”), performance shares, performance cash awards, and other stock-based awards. The Plan provides for the issuance of 354,912 shares of common stock. As of March 31, 2016, both stock options and RSUs have been issued to the Company’s employees under the Plan and there remains 156,956 shares available for future issuance under the Plan.

There were no grants, exercises, or cancellations of the Company’s stock options for the three months ended March 31, 2016. The following table summarizes the Company’s stock options outstanding as of March 31, 2016.

Stock Options Outstanding as of March 31, 2016

Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
02/28/2014	8.00	06/15/2016	0.2	33,033	33,033
03/31/2014	8.00	03/31/2019	3.0	163,301	124,109
04/04/2014	8.69	04/04/2019	3.0	14,155	9,058
			Total	210,489	166,200

On May 29, 2015, the Company’s Board of Directors granted RSUs to certain of its executive officers under the Plan. Each RSU granted entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest as follows: (i) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $10.00 per share and; (ii) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $12.00 per share. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire, however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. The following table summarizes RSU activity for the three months ended March 31, 2016.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2015	20,500	$1.34
Granted	—
Vested	—
Forfeited	—
Non-vested units, March 31, 2016	20,500	$1.34

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Total stock based compensation expense for the three months ended March 31, 2016 and 2015 was $10 and $6, respectively. As of March 31, 2016, total unrecognized stock compensation expense of $58 remained, which will be recognized through March 31, 2018.

There were no grants, exercises, or cancellations of the Company’s common stock warrants for the three months ended March 31, 2016. The following table summarizes the Company’s warrants outstanding as of March 31, 2016.

Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding and Exercisable
03/31/2014	9.60	03/30/2019	3.0	312,500
03/31/2014	10.00	03/31/2019	3.0	94,375
02/24/2015	15.00	02/24/2022	5.9	1,500,000
			Total	1,906,875

11. Shareholders’ Equity

Treasury Shares

On December 1, 2014, the Company’s Board of Directors authorized a share repurchase program for up to 500,000 shares of the Company’s common stock. During the quarter ended March 31, 2016, the Company repurchased 26,149 shares, resulting in the aggregate repurchase of 250,000 shares of our common stock through March 31, 2016 at an aggregate purchase price of $1,917, or $7.67 per share, including all fees and commissions. On January 29, 2016, the Company retired these shares, resulting in a reclassification of the purchase price to additional paid in capital.

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

Performance Share Grant Agreement

On March 26, 2014, the Company entered into a Performance Share Grant Agreement (“PSGA”) with Kingsway America, Inc. (“KAI”, a wholly owned subsidiary of KFSI), whereby KAI will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones regarding the Company’s stock price. Pursuant to the terms of the PSGA, if at any time the last sales price of the Company’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company's common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company's common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company's common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). The shares of common stock granted to KAI will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. As of March 31, 2016, the Company had not issued any shares under the PSGA.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Termination of Management Services Agreement

As a result of the termination of the Management Services Agreement (“MSA”), which occurred on February 24, 2015, the Company has issued the following securities to 1347 Advisors, LLC (“Advisors”), a wholly owned subsidiary of KFSI.

·         The Performance Shares Grant Agreement dated February 24, 2015.

·         120,000 shares of Series B Preferred Stock of the Company (the “Preferred Shares”)

·         A warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of fifteen dollars per share. The Warrant expires seven years from date of issuance.

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

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the Preferred Shares have a mandatory redemption date of February 24, 2020, the guidance required that we classify the Preferred Shares as a liability on our consolidated balance sheet as of March 31, 2015, as opposed to recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 redemption amount including all dividends expected to be paid on the Preferred Shares while outstanding, discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $1,889 will be charged to interest expense through February 24, 2020 using the effective interest method.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The Company applied the guidance outlined in ASC 505-50 – Equity-Based Payments to Non-Employees in recording the issuance of the Warrants and Performance Shares by recognizing an increase to equity for the estimated fair value for both instruments for the three months ended March 31, 2015. We estimated the fair value of the Warrants on grant date based upon the Black-Scholes option pricing model. Significant assumptions used in determining the fair value of the Warrants were as follows:

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

13. Accumulated Other Comprehensive Income (Loss)

The table below details the change in the balance of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
Unrealized gains (losses) on available-for-sale securities:
Balance, January 1	$(62)	$(1)
Other comprehensive income before reclassifications	345	113
Amounts reclassified from accumulated other comprehensive income	—	—
Income taxes	(117)	(38)
Net current-period other comprehensive income	228	75
Balance, March 31	$166	$74

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

The Company classifies its investments in fixed income and equity securities as available-for-sale and reports these investments at fair value. Fair values of fixed income securities for which no active market exists are derived from quoted market prices of similar instruments or other third-party evidence.

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
  Level 3 – inputs to the valuation methodology which are unobservable and significant to the measurement of fair value.

Financial instruments measured at fair value as of March 31, 2016 and December 31, 2015 in accordance with this guidance are as follows.

March 31, 2016	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. government, government agencies and authorities	$—	$660	$—	$660
State municipalities and political subdivisions	—	1,786	—	1,786
Asset-backed securities and collateralized mortgage obligations	—	9,435	—	9,435
Corporate	—	9,864	—	9,864
Total fixed income securities	—	21,745	—	21,745
Equity securities:	—	—	—	—
Common stock	1,014	—	—	1,014
Total equity securities	1,014	—	—	1,014
Total fixed income and equity securities	$1,014	$21,745	$—	$22,759

December 31, 2015
Fixed income securities:
U.S. government, government agencies and authorities	$—	$1,919	$—	$1,919
State municipalities and political subdivisions	—	1,651	—	1,651
Asset-backed securities and collateralized mortgage obligations	—	7,810	—	7,810
Corporate	—	8,858	—	8,858
Total	$—	$20,238	$—	$20,238

15. Statutory Requirements

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

Statutory Surplus and Capital Requirements

In order to retain its certificate of authority in the State of Louisiana, Maison is required to maintain a minimum capital surplus of $5,000. As of March 31, 2016 Maison’s capital surplus was $16,241.

The LDI employs risk-based capital (“RBC”) reports to monitor Maison’s financial condition.  Risk-based capital is determined in accordance with a formula adopted by the NAIC which takes into consideration the covariance between asset risk, credit risk, underwriting risk, and other business risks. The RBC report determines whether Maison falls into the “no action” level or one of the four action levels set forth in the Louisiana Insurance Code.  In order to retain its certificate of authority in the State of Texas, Maison is required to maintain an RBC ratio of 300% or more. As of March 31, 2016, Maison’s RBC ratio was above 300%.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

States routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of March 31, 2016, Maison held investment securities with a fair value of approximately $100 as a deposit with the LDI and investment securities with a fair value of approximately $2,030 as a deposit with the TDI.

Surplus Notes

PIH, as the parent company of Maison, is subject to the insurance holding company laws of the State of Louisiana, which, among other things, regulate the terms of surplus notes issued by insurers to their parent company. Maison’s capital is comprised of three surplus notes issued to PIH for the total amount of $2,050, all of which were approved by the LDI prior to their issuance. The first note, issued in October 2013 in the principal amount of $650 will mature in October 2017. The second note, in the principal amount of $850 was issued in December 2015 and will mature in December 2017. The third note was issued in March 2016 in the principal amount of $550 and will mature in March 2018. All three notes accrue interest at 10% per annum. Interest payments on the notes are due annually, and are also subject to prior approval by the LDI.

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

As of March 31, 2016, Maison had not paid any dividends to its sole shareholder, PIH.

16. Commitments and Contingencies

Legal Proceedings:

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves. In addition, the Company’s estimate of ultimate loss and loss adjustment expenses may change. These additional liabilities, or increases in estimates, or a range of either, cannot be reasonably estimated, and could result in income statement charges that could be material to the Company’s results of operations in future periods.

Operating Lease Commitments:

As of March 31, 2016, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ended March 31,
2017	$338
2018	331
2019	292
2020	175
2021 and thereafter	—
$1,136

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except per share data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on form 10-Q and in our Annual Report for the year ended December 31, 2015 on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2016.

Unless context denotes otherwise, the terms “Company,” “we,” “us,” and “our,” refer to 1347 Property Insurance Holdings, Inc., and its subsidiaries.

Cautionary Note about Forward-Looking Statements

This section of this quarterly report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Such forward-looking statements related to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events to differ materially from those anticipated, including the matters discussed under Item 1A. Risk Factors on the Company’s Form 10-K for the year ended December 31, 2015. We disclaim any obligation to update or revise any forward-looking statements as a result of new information, future events, or for any other reason.

Overview

Maison Insurance Holdings, Inc. was incorporated on October 2, 2012 in the State of Delaware. On November 19, 2013, the Company changed its legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc. (“PIH”). PIH is a holding company and is engaged, through its subsidiaries, in the property and casualty insurance business.

Prior to March 31, 2014, we operated as a wholly owned subsidiary of Kingsway America, Inc. (“KAI”). KAI, in turn, is a wholly owned subsidiary of Kingsway Financial Services, Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering of its common stock and then on June 13, 2014, the Company completed a follow-on offering. Through the combination of the Company’s IPO and follow-on offering, we issued approximately five million shares of our common stock. As of March 31, 2016 KAI and companies affiliated with KAI held approximately 1.1 million shares of our common stock, equivalent to 17.6% of our outstanding shares.

PIH has three wholly-owned subsidiaries; Maison Insurance Company (“Maison”), a Louisiana-domiciled property and casualty insurance company, Maison Managers, Inc. ("MMI"), a managing general agent, incorporated in the State of Delaware on October 2, 2012, and ClaimCor, LLC (“ClaimCor”), a Florida based claims adjusting company.

Maison writes personal property and casualty insurance in Louisiana and both personal and commercial property and casualty insurance in Texas. Maison provides dwelling policies for wind and hail only, and dwelling, homeowner and mobile home/manufactured home policies for multi-peril property risks.

Maison began writing commercial business in Texas in June 2015, through a quota-share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we have assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas.

Maison distributes its insurance policies through a network of more than 170 producing independent agents in Louisiana and approximately 40 producing independent agents in Texas. These agents typically represent several insurance companies in order to provide various insurance product lines to their clients. The Company refers to these policies as voluntary policies.

In addition to the voluntary policies Maison writes, we have participated in the last three rounds of take-outs from Louisiana Citizens Property Insurance Company ("Citizens"), occurring on December 1st of each year. As the State of Louisiana has not historically been in the business of serving as an insurer, an insurance “take-out” program was implemented to reduce the number of properties insured by Citizens. Under this take-out program, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by Citizens.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except per share data)

Our in-force policy counts as of March 31, 2016 and December 31, 2015 are as follows:

	Policies in-force as of
Source of Policies	Mar 31, 2016	Dec 31, 2015
Total Takeout Policies in Force	8,750	8,957
Homeowners	15,123	14,283
Manufactured Homes	4,550	4,343
Other Dwellings	1,189	806
Total Voluntary Policies in Force	20,862	19,432
Total Direct Policies in Force	29,612	28,389

We do not consider the commercial wind/hail only book of business we have written in Texas in our policies-in-force count as of March 31, 2016 since we have assumed this business through our quota share agreement with Brotherhood. As of March 31, 2016, we have assumed wind/hail coverage on 615 active policies in Texas through this agreement.

MMI serves as the Company’s management services subsidiary and provides underwriting, policy administration, claims administration, marketing, accounting and other management services to Maison. MMI contracts with independent agents for policy sales and services, and contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by and subject to the regulatory oversight of both the Louisiana and Texas Departments of Insurance (“LDI” and “TDI”, respectively).

We process claims made by our policyholders both internally, through our wholly-owned subsidiary, ClaimCor, as well as through various third-party claims adjusting companies. MMI has ultimate authority over the claims handling process, while the agents we appoint have no authority to settle our claims or otherwise exercise control over the claims process.

On January 2, 2015, the Company completed its acquisition of 100% of the membership interest of ClaimCor, a claims and underwriting technical solutions company. Maison processing claims made by our policyholders through ClaimCor, and also through various third-party claims adjusting companies. MMI has ultimate authority over the claims handling process, while the agents we appoint have no authority to settle our claims or otherwise exercise control over the claims process.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except per share data)

Critical Accounting Policies

See Note 2 – “Significant Accounting Policies” in the Notes to our consolidated financial statements for the quarter ended March 31, 2016 included in Item 1 of the Quarterly Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3 – “Recently Issued Accounting Standards” in the Notes to our consolidated financial statements for the quarter ended March 31, 2016 included in Item 1 of the Quarterly Report on Form 10-Q for a discussion of the recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition

As of March 31, 2016 compared to December 31, 2015

Investments

The Company's investments in fixed income and equity securities are classified as available-for-sale and are reported at estimated fair value. The Company held an investments portfolio comprised primarily of fixed income securities issued by the U.S. Government, government agencies and high quality corporate issuers. The portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by Maison’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk. Investments held by the Company's insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments.

The table below summarizes, by type, the Company’s investments as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government, government agencies and authorities	$660	2.7%	$1,919	8.8%
State municipalities and political subdivisions	1,786	7.4%	1,651	7.6%
Asset-backed securities and collateralized mortgage obligations	9,435	39.1%	7,810	36.1%
Corporate	9,864	40.9%	8,858	41.0%
Total fixed income securities	21,745	90.1%	20,238	93.5%
Equity securities	1,014	4.3%	—	—%
Short-term investments	1,063	4.4%	1,149	5.3%
Limited liability investments	298	1.2%	248	1.2%
Total investments	$24,120	100.0%	$21,635	100.0%

The Company’s limited liability investments are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $298 through March 31, 2016. The Company has accounted for its investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

Liquidity and Cash Flow Risk

The table below summarizes the fair value of the Company’s fixed income securities by contractual maturity as of March 31, 2016 and December 31, 2015. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	March 31, 2016		December 31, 2015
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
One year or less	$1,036	4.8%	$1,012	5.0%
One to five years	11,230	51.6%	10,414	51.5%
Five to ten years	2,648	12.2%	2,259	11.2%
More than ten years	6,831	31.4%	6,553	32.3%
Total	$21,745	100.0%	$20,238	100.0%

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except per share data)

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

At March 31, 2016 and December 31, 2015, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

	March 31, 2016		December 31, 2015
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$11,539	53.1%	$10,741	53.0%
Aa/Aa	2,518	11.6%	2,520	12.5%
A/A	5,303	24.4%	4,745	23.4%
BBB	2,385	10.9%	2,232	11.1%
Total fixed income securities	$21,745	100.0%	$20,238	100.0%

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

The Company performs a quarterly analysis of its investment portfolio to determine if declines in market value are other-than-temporary. Further information regarding the Company's detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 4 - "Investments," to the consolidated financial statements in Item 1 of this report.

As a result of the analysis performed by the Company, there were no write-downs for other-than-temporary impairments related to investments for the three months ended March 31, 2016 and 2015.

At March 31, 2016, the gross unrealized losses for fixed income and equity securities amounted to $28, and there were no unrealized losses attributable to non-investment grade fixed income securities. At both March 31, 2016 and December 31, 2015, all unrealized losses on individual investments were considered temporary. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded the declines in value were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except per share data)

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and other policy processing fees that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable and represent those costs related to acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC decreased $353, to $3,677 at March 31, 2016 from $4,030 at December 31, 2015. Effective January 1, 2016, we amended the terms of our quota-share agreement with Brotherhood such that the premiums we receive, and the commissions we pay, are remitted on an earned basis in contrast to remittance on a written basis, under the terms of the agreement prior to January 1st. While this change does not impact the net income earned as a result of the agreement, it does impact certain assets and liabilities on our consolidated financial statements, such as our unearned premium reserves and DPAC assets. This change to our quota-share agreement with Brotherhood accounted for approximately $220 of the $353 decrease to DPAC from December 31, 2015 to March 31, 2016.

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowance for credit losses, decreased by $350 to $2,045 as of March 31, 2016 from $2,395 as of December 31, 2015. Due to our participation in the Citizens take-out program on December 1, 2015, we had a balance due from Citizens in the amount of $460 as of December 31, 2015. This balance had been reduced to $145 as of March 31, 2016.

Ceded Unearned Premiums

Ceded Unearned Premiums represents the unexpired portion of premiums which have been paid to the Company’s reinsurers. Ceded Unearned Premiums are charged to income over the terms of the respective reinsurance treaties. Ceded unearned premiums increased $224 to $3,029 as of March 31, 2016 from $2,805 as of December 31, 2015 which is due to the timing of installment payments due under each respective treaty.

Reinsurance Recoverable

Reinsurance recoverable on both paid losses and loss reserves represents amounts due to the Company, or expected to be due to the Company from its reinsurers, based upon claims paid as well as claims reserves which have exceeded the retention amount under our reinsurance treaties. As of March 31, 2016, we have recorded expected recoveries from our reinsurers of $1,300 on paid losses and $2,028 on loss and loss adjustment expense reserves, resulting primarily from a series of severe storms which produced multiple tornadoes and flooding in the state of Louisiana throughout the first quarter 2016. See “Loss and Loss Adjustment Expense Reserves” in Item 2 of this report for further discussion on the Company’s claims reserves and expected recoveries.

Funds Deposited with Reinsured Companies

Funds deposited with reinsured companies represents collateral we have placed on deposit with Brotherhood based upon our quota-share agreement to reinsure a portion of Brotherhood’s business for wind/hail coverage only. Pursuant to the agreement, we were required to fund our pro-rata portion of reserves Brotherhood had established for unearned premium, losses and loss adjustments expenses, and any other amounts for which Brotherhood had not been able to take credit for on its annual statutory financial statements filed with the appropriate insurance regulatory authority. As of December 31, 2015, we had funded this obligation via a $725 deposit made to Brotherhood under a trust agreement. Effective January 1, 2016, we modified our agreement with Brotherhood such that this deposit is no longer required.

Current Income Taxes Recoverable/Payable

Current income taxes recoverable were $1,666 as of March 31, 2016 compared to a current recoverable of $965 as of December 31, 2015 representing the estimate of both the Company’s state and federal income taxes to be recovered/due for the quarters ended March 31, 2016 and 2015, respectively, less estimated payments made during each quarter.

Net Deferred Income Taxes

Net deferred income taxes decreased $64 to $442 as of March 31, 2016 compared to $506 as of December 31, 2015. Net deferred income taxes are comprised of approximately $2,186 and $2,310 of deferred tax assets, net of approximately $1,744 and $1,804 of deferred tax liabilities as of March 31, 2016 and December 31, 2015, respectively. The change in the net deferred tax asset is primarily due to a decrease in the deferred tax assets related to our unearned premium reserves, as well as a decrease in our deferred tax liabilities related to our deferred policy acquisition costs.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except per share data)

Property and Equipment

Property and equipment was $263 and $234 as of March 31, 2016 and December 31, 2015, respectively, and consists of computers, office equipment, and improvements at our leased facilities in Tampa, Florida and Baton Rouge, Louisiana, shown net of accumulated depreciation. Also included in these balances are vehicles we have purchased for the use of our sales representatives in the state of Texas. Our policy for the capitalization and depreciation of these assets can be found in Note 2 – Significant Accounting Policies in Item 1 of this report.

Other Assets

Other assets decreased $21, to $684 as of March 31, 2016 from $705 as of December 31, 2015. The major components of other assets, and the change therein, are shown below.

Other Assets	March 31, 2016	December 31, 2015	Change
Accrued interest on investments	$86	$77	$9
Security deposits for facility leases	38	38	—
Prepaid expenses	560	590	(30)
Total	$684	$705	$(21)

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred, but not reported (“IBNR”) loss events and the related estimated loss adjustment expenses (“LAE”). The table below separates our loss reserves and LAE between IBNR and case specific estimates as of March 31, 2016 and December 31, 2015, and also shows the expected reinsurance recoverable on those reserves.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
March 31, 2016
Homeowners(1)	$2,323	$187	$2,510	$3,123	$5,633	$2,028
Special Property(2)	134	13	147	177	324	—
Total	$2,457	$200	$2,657	$3,300	$5,957	$2,028
December 31, 2015
Homeowners	$758	$72	$830	$1,070	$1,900	$120
Special Property	49	9	58	165	223	—
Total	$807	$81	$888	$1,235	$2,123	$120

(1) Homeowners refers to our multi-peril policies for traditional dwellings as well as mobile and manufactured homes.

(2) Special property includes both our Fire and Allied lines of business, which are primarily wind/hail only products, and also includes the commercial wind/hail only business we have assumed through our agreement with Brotherhood.

For the quarter ended March 31, 2016, the Company reported $167 of favorable development (redundancy) for loss and loss adjustment expense reserves from prior accident years. This favorable development was primarily related to our aggregate catastrophe reinsurance treaty, which runs from June 1, 2015 through June 1, 2016, and has allowed us to recover multiple weather related claims once our excess of loss reinsurance deductibles were met, which occurred during the first quarter 2016.

Gross reserves as of March 31, 2016 were $5,957, an increase of $3,834 from December 31, 2015. A significant portion of this increase relates to reserves established for a catastrophic event which occurred during the last week of February in Louisiana, and accounts for $2,203 of the gross reserve as of March 31, 2016. Our reinsurance recoverable of $2,028 as of March 31, 2016 includes $1,821 related to this catastrophe. See ‘Net Losses and Loss Adjustment Expenses” in Item 2 of this report for further information on the February 2016 catastrophe event.

The Company cannot predict whether loss and loss adjustment expense reserves will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. Any such development could have a material effect on the Company’s consolidated financial results for a given period.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except per share data)

Unearned Premium Reserves

Unearned premium reserves decreased $1,524 to $21,918 as of March 31, 2016 compared to $23,442 as of December 31, 2015.

The following table outlines the change in unearned premium reserves by line of business.

December 31, 2015
	March 31, 2016	December 31, 2015	Change
Homeowners	$15,232	$15,688	$(456)
Special Property	6,686	7,754	(1,068)
Total	$21,918	$23,442	$(1,524)

The decrease in unearned premium related to our special property line of business is primarily due to an amendment to the terms of our quota-share agreement with Brotherhood. Effective January 1, 2016, the agreement was modified such that the premiums we receive are remitted on an earned basis in contrast to remittance on a written basis, which occurred under the terms of the agreement prior to January 1st. While this change does not impact the net income earned as a result of the agreement, it did result in the return of approximately $760 of unearned premium to Brotherhood effective January 1, 2016.

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable decreased $82 to $3,201 as of March 31, 2016 compared to $3,283 as of December 31, 2015, primarily as a result of the timing of payments due under our reinsurance programs. The bulk of the balance payable as of March 31, 2016 represents a quarterly payment due under our catastrophe reinsurance program, which was paid in April, 2016.

Agent Commissions Payable

Agent commissions payable increased $140 to $543 as of March 31, 2016 versus $403 as of December 31, 2015. As agent commissions are paid in arrears, this balance represents commissions owed to the Company’s independent agents on policies written throughout the months ended March 31, 2016 and December 31, 2015, respectively.

Premiums Collected in Advance

Premium deposits were $1,764 and $870 and represent cash the Company has received for policies which were not yet in-force as of March 31, 2016 and December 31, 2015 respectively. Upon the effective date of coverage, advance premiums are reclassified to the unearned premium reserve account.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $298, to $1,565 as of March 31, 2016 from $1,863 as of December 31, 2015. The major components of accrued expenses and other liabilities, as well as the change therein, are shown below.

	March 31, 2016	December 31, 2015	Change
Accrued employee compensation	$48	$352	$(304)
Accrued professional fees	263	267	(4)
Unearned policy fees	157	168	(11)
Accrued premium taxes and assessments	977	1,004	(27)
Other accounts payable	120	72	48
Total	$1,565	$1,863	$(298)

Related Party Transactions

As a result of the termination of the Management Services Agreement (“MSA”), which occurred on February 24, 2015, the Company has issued the following securities to 1347 Advisors, LLC (“Advisors”), a wholly owned subsidiary of KFSI.

·         The Performance Shares Grant Agreement dated February 24, 2015.

·         120,000 shares of Series B Preferred Stock of the Company (the “Preferred Shares”)

·         A warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of fifteen dollars per share. The Warrant expires seven years from date of issuance.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except per share data)

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

Effect on Financial Condition and Statement of Operations

Under the original MSA, we were required to pay Advisors a fee of 1% of written premiums on a monthly basis. The Company replaced this ongoing annuity by providing Advisors with an up-front cash payment and other consideration which lead to a one-time charge of $5,421 to the Company’s operations for the quarter ended March 31, 2015 as follows:

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

Because the Preferred Shares have a mandatory redemption provision requiring redemption on February 24, 2020, we were required to classify the Preferred Shares as a liability on our balance sheet instead of recording the value of these shares in equity. The resulting liability was recorded at a discount to the ultimate redemption amount of the Preferred Shares based upon an analysis of the cash payments expected to occur under the terms of the Preferred Shares discounted for the Company’s estimated cost of equity (13.9%). As a result, amortization in the amount of $1,889 will be charged to operations through February 24, 2020 using the effective interest method. For the quarter ended March 31, 2016, amortization of the discount on the Preferred Shares totaled $88.

Contractual Obligations

As of March 31, 2016, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ending March 31,
2017	$338
2018	331
2019	292
2020	175
Total	$1,136

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except per share data)

Shareholders’ Equity

The primary drivers behind the changes to total shareholders’ equity for the three months ended March 31, 2016 were the purchase (and retirement) of treasury shares pursuant to the Company’s share buyback program, as well as the net loss and net unrealized gains on our investment portfolio for the three months ended March 31, 2016 as shown below.

	Common Shares	Treasury Shares	Total Shareholders’ Equity
Balance, December 31, 2015	6,134,274	223,851	$47,506
Stock compensation expense	—	—	10
Repurchases of common stock	(26,149)	26,149	(186)
Retirement of treasury shares	—	(250,000)	—
Net loss	—	—	(1,115)
Unrealized gains on investment portfolio (net of income taxes)	—	—	228
Balance, March 31, 2016	6,108,125	—	$46,443

Results of Operations

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Gross Premiums Written

Gross premiums written increased $2,783 or 35%, to $10,804 for the three months ended March 31, 2016, compared to $8,021 for the same period in 2015. The following table shows our direct premiums written by line of business.

	Three months ended March 31,
Line of Business	2016	2015	Change
Homeowners	$7,116	$5,839	$1,277
Special Property	3,688	2,182	1,506
Gross Written Premium	$10,804	$8,021	$2,783

The increase in gross written premiums can be attributed to the organic growth in voluntary production from our independent agents as well as the addition of assumed business in Texas through our agreement with Brotherhood. Our independent agents wrote approximately $7,560 of premium for the three months ended March 31, 2016 compared to approximately $5,726 for the same period in 2015. Special property premium written for the three months ended March 31, 2016 also includes the benefit of approximately $400 in premium assumed through our agreement with Brotherhood. There were no assumed premiums under this arrangement for the three months ended March 31, 2015 as we entered into the Brotherhood agreement in June 2015.

Ceded Premiums Written

Ceded premiums written increased to $3,571 for the three months ended March 31, 2016, compared to $2,738 for the first quarter 2015. This increase was primarily due to an increase in limits purchased under our catastrophe reinsurance program. Effective June 1, 2015 we entered into a new catastrophe reinsurance program through May 31, 2016. Under the program, for each event occurring within a 144-hour period, we receive reinsurance recoveries of up to $121,000 in excess of $4,000 per event. We have also procured another layer of reinsurance protection that may be used for any event above $121,000, up to a maximum recovery of $15,000. This $15,000 second layer of coverage applies in total for all events occurring during the treaty year. The aggregate loss we would retain for two or more catastrophes occurring during the treaty year under our new program is $5,000. The total cost of our catastrophe coverage is estimated to be approximately $13,000 for the treaty year.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except per share data)

Net Premium Earned

The following table shows our net premiums earned by line of business.

	Three months ended March 31,
Line of Business	2016	2015	Change
Homeowners	$5,607	$4,224	$1,383
Special Property	2,614	1,794	820
Net premium earned	$8,221	$6,018	$2,203

The increase in net premiums earned is due primarily to the increase in gross written premiums less premiums ceded as previously discussed. Premium earned on a gross and ceded basis is as shown in the following table.

	Three months ended March 31,
	2016	2015	Change
Gross premium earned	$11,568	$8,599	$2,969
Ceded premium earned	3,347	2,581	766
Net premium earned	$8,221	$6,018	$2,203

Other Income

Other income decreased $41, to $263 for the quarter ended March 31, 2016, compared to $304 for the same period in 2015. The decrease is primarily due to a reduction in claims adjusting fee revenue earned by our subsidiary, ClaimCor.

Net losses and loss adjustment expenses

Net losses and LAE represent both actual payments made and changes in estimated future payments to be made to our policyholders. The following table sets forth the components of our losses and loss ratios for the periods presented.

	Three months ended March 31,
	2016		2015
	Losses ($)	Loss Ratio (5)	Losses ($)	Loss Ratio (%)
Weather-related non-catastrophe losses	$1,651	20.1%	$80	1.3%
Non-weather related losses	1,173	14.3%	550	9.1%
Core loss(1)	2,824	34.4%	630	10.4%
Catastrophe loss(2)	3,979	48.4%	—	—%
Prior period development (redundancy)(3)	(167)	(2.0)%	(1)	—%
Total	$6,636	80.8%	$629	10.4%

(1)	We define Core Loss as net losses and LAE less the sum of Catastrophe losses and prior period redundancy.
(2)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25 million of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a Catastrophe as a PCS event where our estimated cost exceeds $1,500.
(3)	Prior Period Development is the amount of ultimate actual loss settlement value which is more than the estimated reserves recorded for a particular liability or loss, while redundancy represents the ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

Our net loss ratio (net losses and LAE divided by net premiums earned) for the three months ended March 31, 2016 was 80.8% compared to 10.4% for the same period in the prior year. While we experienced what we consider a lower than average amount of incurred losses in the first quarter 2015 (in both frequency and severity), the first quarter 2016 was marked by severe storms which produced multiple tornadoes throughout Louisiana on February 23, 2016. As our total incurred losses from this event exceeded $1,500, we have defined this event as a catastrophe loss in the table above. Our catastrophe reinsurance program is structured so that our retention is set at $4,000 for a single event such as these storms, and through March 31, 2016, we have incurred approximately $5,800 as a result of the February 23rd event, before expected reinsurance recoveries. After anticipated recoveries under both our catastrophe and per-risk reinsurance treaties, our net incurred losses from this event were $3,979 through March 31, 2016, accounting for over half of the current quarter’s loss ratio.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred acquisition costs for the first quarter 2016 was $1,990 compared to $1,526 for the first quarter of 2015, and includes items such as commissions earned by our agents, premium taxes, assessments, and policy processing fees. Amortization charges correlate with earned premiums quarter over quarter shown by calculating deferred policy acquisition cost amortization as a percentage of earned premiums, which was 24.2% for the first quarter 2015, compared to 25.4% for 2014.

General and Administrative Expenses

General and administrative expenses were $1,578 for the quarter ended March 31, 2016, compared to $1,805 the quarter ended March 31, 2015. General and administrative expenses expressed as a percentage of net premium earned have decreased to 19.2% for 2016 compared to 30.0% for 2015. In the first quarter 2015, we incurred approximately $100 in professional fees associated with the acquisition of ClaimCor, for which there was no comparable expense in the first quarter 2016.

 1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except per share data)

Loss on Termination of Management Services Agreement

Upon the termination of the MSA with 1347 Advisors, we recorded a loss of $5,421 for the quarter ended March 31, 2015, representing the estimated fair value of the cash, warrants, preferred shares and performance shares paid to Advisors. For the quarter ended March 31, 2016, we also recorded a charge in the amount of $88 associated with the amortization of the discount recorded on the preferred shares issued in the transaction. See “Related Party Transactions” in the Analysis of Financial Condition above for further information on the termination of the MSA.

Income Tax (Benefit) Expense

Income tax benefit for the three months ended March 31, 2016 was $578 compared to a benefit of $957 for the same period 2015. The effective rate for income taxes was 34.1% for the first quarter of 2016 compared to 32.1% for the first quarter of 2015.

Net (Loss) Income

As a result of the foregoing, the Company’s net loss for the first quarter 2016 was $1,115 compared with a net loss of $2,024 for the first quarter of 2015.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements for the Company and its subsidiaries have been met primarily by funds generated from operations, and from the proceeds from the sales of our common and preferred stock. Cash provided from these sources is used primarily for loss and LAE payments as well as other operating expenses. The timing and amount of payments for net losses and loss adjustment expenses may differ materially from the Company's provisions for loss and loss adjustment expense reserves, which may create increased liquidity requirements.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
Summary of Cash Flows	2016	2015
Net cash (used) provided by operating activities	$(773)	$1,001
Net cash used by investing activities	(2,184)	(906)
Net cash provided (used) by financing activities	(426)	—
Net (decrease) increase in cash and cash equivalents	$(3,383)	$95

Three months ended March 31, 2016

For the quarter ended March 31, 2016, the net cash used by operating activities as reported on our consolidated statement of cash flows was $773, driven, in large by our payment of approximately $4,700 in loss and loss adjustment expenses in the quarter, after reinsurance recoveries.

The net cash used by investing activities as reported on our consolidated statement of cash flows was $2,184, resulting from the net purchases of fixed income and equity securities for investment portfolio. Net cash used by financing activities was $426, which results from a dividend payment of $240 to Advisors as holders of the Preferred Shares issued in the MSA termination transaction, as well as the payment of $186 for the repurchase of 26,149 shares of our common stock pursuant to our share buyback program.

As a result of the foregoing, our net decrease in cash and cash equivalents for the first quarter 2015 was $3,383.

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

 1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except per share data)

The net cash used by investing activities as reported on our consolidated statements of cash flows was $906, primarily due to our acquisition of ClaimCor and purchase of fixed income securities for our investments portfolio. As a result of the foregoing, our net increase in cash and cash equivalents for the first quarter 2015 was $95.

Regulatory Capital

In the United States, a risk-based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including Louisiana, the domiciliary state of our insurance subsidiary, Maison, as well as Texas, where Maison began writing business in June 2015, have adopted the NAIC RBC requirements. In general, insurers reporting surplus with respect to policyholders below 200% of the authorized control level, as defined by the NAIC, on December 31st of the previous year are subject to varying levels of regulatory action, which may include discontinuation of operations. As of March 31, 2016, Maison’s reported surplus was considered to be in the “no action” level by the Louisiana Department of Insurance.

Furthermore, pursuant to the consent order approving Maison’s admission into the State of Texas, Maison has agreed to:

·	Establish a deposit of $2,000 for the benefit of Texas policyholders. The Company has fulfilled this obligation by depositing fixed income securities, having an estimated fair value of $2,030 as of March 31, 2016, with the State of Texas.
·	Maintain a Risk-Based-Capital (“RBC”) ratio of 300% or more, and provide calculation of such ratio to the TDI on a periodic basis.
·	Notify the TDI prior to any significant changes in our reinsurance programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management performed an evaluation under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended ("the Exchange Act") as of March 31, 2016. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

During the quarter ended March 31, 2016, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

 1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except per share data)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves. In addition, the Company’s estimate of ultimate loss and loss adjustment expenses may change. These additional liabilities, or increases in estimates, or a range of either, cannot be reasonably estimated, and could result in income statement charges that could be material to the Company’s results of operations in future periods.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 17, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Equity Securities

On December 1, 2014, our Board of Directors approved a share repurchase program for up to 500,000 shares of our common stock. The following table provides information with respect to shares repurchased during the three months ended March 31, 2016. In November 2015, our Board of Directors approved the continuation of the repurchase program such that we anticipate repurchases to continue to be made periodically at our discretion through the period ending December 31, 2016. Our decisions around the timing, volume, and nature of the share repurchases will be dependent upon market conditions, applicable securities laws, as well as other factors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
As of December 31, 2015	223,851	$7.73	223,851	276,149
January 1 – 31, 2016	26,149	7.14	26,149	250,000
February 1 – 29, 2016	—	—	—	250,000
March 1 – 31, 2016	—	—	—	250,000
As of March 31, 2016	250,000	$7.67	250,000	250,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

 1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	May 12, 2016	By:	/s/ Douglas N. Raucy
Douglas N. Raucy, President, Chief Executive Officer and Director
(principal executive officer)

Date:	May 12, 2016	By:	/s/ John S. Hill
John S. Hill, Vice President and Chief Financial Officer
(principal financial and accounting officer)

