Form 10-Q
period 2016-06-30
1347 Property Insurance Holdings, Inc.
filed 2016-08-11
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
813-579-6213
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 3, 2016 was 6,026,350.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1347 PROPERTY INSURANCE HOLDINGS INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except share and per share data)
	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $25,276 and $20,332, respectively)	$25,658	$20,238
Equity investments, at fair value (cost of $1,000 and $0, respectively)	1,010	—
Short-term investments, at cost which approximates fair value	290	1,149
Limited liability investments, at cost which approximates fair value	387	248
Total investments	27,345	21,635
Cash and cash equivalents	45,565	47,957
Deferred policy acquisition costs, net	4,139	4,030
Premiums receivable, net of allowance for credit losses of $3 for both periods	2,211	2,395
Ceded unearned premiums	3,887	2,805
Reinsurance recoverable on paid losses	2,829	—
Reinsurance recoverable on loss and loss adjustment expense reserves	3,431	120
Funds deposited with reinsured companies	—	725
Current income taxes recoverable	1,006	965
Net deferred income taxes	203	506
Property and equipment, net	281	234
Intangible assets, net of accumulated amortization of $4 and $3, respectively	5	6
Other assets	820	705
Total assets	$91,722	$82,083

LIABILITIES
Loss and loss adjustment expense reserves	$5,884	$2,123
Unearned premium reserves	24,924	23,442
Ceded reinsurance premiums payable	5,700	3,283
Agent commissions payable	752	403
Premiums collected in advance	2,103	870
Accrued expenses and other liabilities	2,281	1,863
Series B Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 120,000 shares issued and outstanding for both periods	2,527	2,593
Total liabilities	$44,171	$34,577

Commitments and contingencies (Note 16)

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,108,125 and 6,358,125 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	$6	$6
Additional paid-in capital	46,791	48,688
Retained earnings	830	605
Accumulated other comprehensive income (loss)	259	(62)
	47,886	49,237
Less: treasury stock at cost; 49,119 and 224,851 shares as of June 30, 2016 and December 31, 2015, respectively	(335)	(1,731)
Total shareholders’ equity	47,551	47,506
Total liabilities and shareholders’ equity	$91,722	$82,083

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Loss (in thousands, except share and per share data) (Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Net premiums earned	$7,512	$6,251	$15,733	$12,269
Net investment income	127	79	242	157
Other income	254	155	517	459
Total revenue	7,893	6,485	16,492	12,885

Expenses:
Net losses and loss adjustment expenses	1,838	3,017	8,474	3,646
Amortization of deferred policy acquisition costs	2,063	1,571	4,053	3,097
General and administrative expenses	1,746	1,985	3,324	3,790
Loss on termination of Management Services Agreement (MSA)	—	—	—	5,421
Accretion of discount on Series B Preferred Shares	86	109	174	109
Total expenses	5,733	6,682	16,025	16,063

Income (Loss) before income tax expense (benefit)	2,160	(197)	467	(3,178)
Income tax expense (benefit)	820	(72)	242	(1,029)
Net income (loss)	$1,340	$(125)	$225	$(2,149)

Net income (loss) per share:
Basic	$0.22	$(0.02)	$0.04	$(0.34)
Diluted	$0.22	$(0.02)	$0.04	$(0.34)
Weighted average common shares outstanding:
Basic	6,097,043	6,355,475	6,104,061	6,356,793
Diluted	6,097,043	6,355,475	6,104,061	6,356,793

Consolidated Statements of Comprehensive Income (Loss)

Net income (loss)	$1,340	$(125)	$225	$(2,149)
Unrealized gains (losses) on investments available for sale, net of income taxes	93	(81)	321	(6)
Comprehensive income (loss)	$1,433	$(206)	$546	$(2,155)

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders’ Equity (in thousands, except per share data)
	Common Stock		Treasury Stock		Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance-January 1, 2015	6,358,125	$6	—	$—	$47,631	$2,278	$(1)	$49,914
Stock compensation expense	—	—	—	—	47	—	—	47
Performance shares & warrants issued pursuant to MSA termination	—	—	—	—	1,010	—	—	1,010
Repurchases of common stock	(223,851)	—	223,851	(1,731)	—	—	—	(1,731)
Net loss	—	—	—	—	—	(1,673)	—	(1,673)
Other comprehensive loss	—	—	—	—	—	—	(61)	(61)
Balance - December 31, 2015	6,134,274	$6	223,851	$(1,731)	$48,688	$605	$(62)	$47,506

Stock compensation expense	—	—	—	—	20	—	—	20
Repurchases of common stock	(75,268)	—	75,268	(521)	—	—	—	(521)
Retirement of treasury shares	—	—	(250,000)	1,917	(1,917)	—	—	—
Net income	—	—	—	—	—	225	—	225
Other comprehensive income	—	—	—	—	—	—	321	321
Balance - June 30, 2016 (unaudited)	6,059,006	$6	49,119	$(335)	$46,791	$830	$259	$47,551

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six months ended June 30,
	2016	2015
Cash provided by (used in):
Operating activities:
Net income (loss)	$225	$(2,149)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Issuance of Preferred Shares, Performance Shares, and Warrants pursuant to MSA termination transaction	—	3,321
Accretion of discount on Series B Preferred Shares	174	109
Net deferred income taxes	137	(369)
Stock compensation expense	20	22
Depreciation expense	31	26
Changes in operating assets and liabilities:
Premiums receivable, net	184	(102)
Reinsurance recovery assets	(6,140)	—
Amounts held on deposit with reinsured companies	725	—
Ceded unearned premiums	(1,082)	(855)
Deferred policy acquisition costs, net	(109)	(326)
Loss and loss adjustment expense reserves	3,761	502
Premiums collected in advance	1,233	1,048
Due to related party	—	(145)
Unearned premium reserves	1,482	2,494
Ceded reinsurance premiums payable	2,417	883
Current income taxes payable	(41)	(1,370)
Other, net	655	618
Net cash provided by operating activities	3,672	3,707

Investing activities:
Purchases of furniture and equipment	(79)	(6)
Acquisition of entity, net of cash acquired	—	(305)
Purchases of fixed income securities	(4,944)	(5,696)
Purchase of equity investments	(1,000)	—
Purchase of limited liability investments	(139)	(159)
Net proceeds from short-term investments	859	1,586
Net cash used in investing activities	(5,303)	(4,580)

Financing activities:
Payment of dividends on preferred shares	(240)	—
Purchases of treasury stock	(521)	(233)
Net cash used by financing activities	(761)	(233)

Net decrease in cash and cash equivalents	(2,392)	(1,106)
Cash and cash equivalents at beginning of period	47,957	53,639
Cash and cash equivalents at end of period	$45,565	$52,533

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$228	$710

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

1. Nature of Business

Maison Insurance Holdings, Inc. was incorporated on October 2, 2012 in the State of Delaware. On November 19, 2013, the Company changed its legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc. (“PIH”). PIH is a holding company and is engaged, through its subsidiaries, in the property and casualty insurance business. PIH holds all of the capital stock of three subsidiaries: Maison Insurance Company (“Maison”), Maison Managers Inc. (“MMI”), and ClaimCor, LLC (“ClaimCor”). Unless context denotes otherwise, the terms “Company,” “we,” “us,” and “our” refer to 1347 Property Insurance Holdings, Inc., and its subsidiaries.

Prior to March 31, 2014, PIH was a wholly owned subsidiary of Kingsway America Inc. (“KAI”). KAI, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, PIH completed an initial public offering (“IPO”) of its common stock. On June 13, 2014, PIH completed a follow-on offering of its common stock to the public. Through the combination of the Company’s IPO and follow-on offering, PIH issued approximately five million shares of its common stock. As of June 30, 2016 KAI held approximately 1.1 million shares of our common stock, which is equivalent to 17.7% of our outstanding shares.

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

MMI serves as the Company’s management services subsidiary, known as a managing general agency and provides underwriting, policy administration, claims administration, marketing, accounting, and other management services to Maison. MMI contracts primarily with independent agents for policy sales and services, and also contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by and subject to the regulatory oversight of both the Louisiana Department of Insurance (“LDI”) and Texas Department of Insurance (“TDI”).

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Deferred Policy Acquisition Costs:

The Company defers commissions, premium taxes, assessments and other underwriting and agency expenses that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable. Costs deferred on insurance products are amortized over the period in which premiums are earned. Costs associated with unsuccessful efforts or costs that cannot be tied directly to a successful policy acquisition are expensed as incurred, as opposed to being deferred and amortized as the premium is earned. The method followed in determining the deferred policy acquisition costs limits the deferral to its realizable value by giving consideration to estimated future loss and loss adjustment expenses to be incurred as revenues are earned. Anticipated investment income is included in determining the realizable value of the deferred policy acquisition costs. Changes in estimates, if any, are recorded in the accounting period in which they are determined.

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

Rent expense for the Company’s office leases is recognized on a straight-line basis over the term of the lease. Rent expense was $173 and $96 for the six months ended June 30, 2016 and 2015, respectively.

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

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with three major U.S. domestic banking institutions. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At June 30, 2016 the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

The Company also has risk associated with the lack of geographic diversification due to the fact that Maison exclusively underwrites policies in Louisiana and Texas. The Company insures personal property located in 62 of the 64 parishes in the State of Louisiana. As of June 30, 2016, these policies are concentrated within these parishes, presented as a percentage of our total policies in force in all states, as follows: Saint Tammany Parish 15.9%, Jefferson Parish 15.8%, East Baton Rouge Parish 7.8%, Orleans Parish 6.1%, Terrebonne Parish 5.5%, Livingston Parish 5.5%, and Tangipahoa Parish 5.4%. No other parish individually has over 5.0% of the policies in force as of June 30, 2016. The remaining parishes combine to equal 34.2% of the total policies in force as of June 30, 2016. On a direct basis, Maison writes in 78 of the 254 counties that comprise the State of Texas, however no single county represents over 5.0% of our policies in force as of June 30, 2016.

Revenue Recognition:

Premium revenue is recognized on a pro rata basis over the term of the respective policy contract. Unearned premium reserves represent the portion of premium written that is applicable to the unexpired term of policies in force.

Service charges on installment premiums are recognized as income upon receipt of related installment payments and are reflected in other income.

Revenue from other policy fees is deferred and recognized over the terms of the respective policy period, with revenue reflected in other income.

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

ASU 2016-02: Leases:

In February 2016, the FASB issued ASU 2016-02: Leases. ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

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

ASU 2016-13: Financial Instruments – Credit Losses:

In June 2016, the FASB issued ASU 2016-13: Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to provide financial statement users with more useful information regarding the expected credit losses on financial instruments held as assets. Under current GAAP, financial statement recognition for credit losses on financial instruments was generally delayed until the loss was probable of occurring. The amendments of ASU 2016-13 eliminate this probable initial recognition threshold and instead reflect an entity’s current estimate of all expected credit losses. The amendments also broaden the information that an entity must consider in developing its expected credit loss estimates for those assets measured at amortized cost by using forecasted information instead of the current methodology which only considered past events and current conditions. Under ASU 2016-13, credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP, however, the amendments require that credit losses be presented as an allowance against the investment, rather than as a write-down. The amendments also allow the entity to record reversals of credit losses in current period net income, which is prohibited under current GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

4. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on the Company’s investments in fixed income and equity securities at June 30, 2016 and December 31, 2015 is as follows.

As of June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government and government agencies	$650	$14	$—	$664
State municipalities and political subdivisions	2,026	37	—	2,063
Asset-backed securities and collateralized mortgage obligations	11,706	159	(4)	11,861
Corporate	10,894	184	(8)	11,070
Total fixed income securities	25,276	394	(12)	25,658
Equity securities:
Common stock	1,000	10	—	1,010
Total equity securities	1,000	10	—	1,010
Total fixed income and equity securities	$26,276	$404	$(12)	$26,668

As of December 31, 2015
Fixed income securities:
U.S. government and government agencies	$716	$—	$(4)	$712
State municipalities and political subdivisions	1,656	2	(7)	1,651
Asset-backed securities and collateralized mortgage obligations	9,057	13	(53)	9,017
Corporate	8,903	16	(61)	8,858
Total fixed income securities	$20,332	$31	$(125)	$20,238

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The table below summarizes the Company’s fixed income securities at June 30, 2016 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value
One year or less	$941	$942
One to five years	11,962	12,138
Five to ten years	4,244	4,332
More than ten years	8,129	8,246
Total	$25,276	$25,658

The following table highlights, by loss position and security type, those fixed income and equity securities in unrealized loss positions as of June 30, 2016 and December 31, 2015. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions. There were 19 and 107 fixed income investments that were in unrealized loss positions as of June 30, 2016 and December 31, 2015, respectively. The Company held no equity securities in unrealized loss positions at either date.

	Less than 12 Months		Greater than 12 Months		Total
As of June 30, 2016	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities and collateralized mortgage obligations	$649	$(1)	$656	$(3)	$1,305	$(4)
Corporate	235	(4)	547	(4)	782	(8)
Total investments in fixed income securities	$884	$(5)	$1,203	$(7)	$2,087	$(12)

As of December 31, 2015
Fixed income securities:
U.S. government and government agencies	$412	$(4)	$—	$—	$412	$(4)
State municipalities and political subdivisions	1,014	(7)	—	—	1,014	(7)
Asset-backed securities and collateralized mortgage obligations	7,406	(53)	—	—	7,406	(53)
Corporate	5,236	(61)	—	—	5,236	(61)
Total investments in fixed income securities	$14,068	$(125)	$—	$—	$14,068	$(125)

Under the terms of the certificate of authority granted to Maison by the Texas Department of Insurance, Maison is required to pledge securities totaling approximately $2,000 with the State of Texas. Maison deposited the required securities with the State of Texas on May 13, 2015. These securities consist of various fixed income securities listed in the preceding tables which have an amortized cost basis of $2,002 and estimated fair value of $2,033 as of June 30, 2016.

The Company’s other investments are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $387 through June 30, 2016. One of these limited partnerships is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016 is wholly owned by KFSI. The Company has accounted for its investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Other-than-Temporary Impairment:

The establishment of an other-than-temporary impairment on an investment requires a number of judgments and estimates. The Company performs a quarterly analysis of the individual investments to determine if declines in market value are other-than-temporary. The analysis includes some or all of the following procedures as deemed appropriate by the Company:

•	considering the extent, and length of time during which the market value has been below cost;
•	identifying any circumstances which management believes may impact the recoverability of the unrealized loss positions;
•	obtaining a valuation analysis from a third-party investment manager regarding the intrinsic value of these investments based upon their knowledge and experience combined with market-based valuation techniques;
•	reviewing the historical trading volatility and trading range of the investment and certain other similar investments;
•	assessing if declines in market value are other-than-temporary for debt instruments based upon the investment grade credit ratings from third-party credit rating agencies;
•	assessing the timeliness and completeness of principal and interest payment due from the investee; and
•	assessing the Company’s ability and intent to hold these investments until the impairment may be recovered.

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

The Company has reviewed currently available information regarding the investments it holds which have estimated fair values that are less than their carrying amounts and believes that these unrealized losses are primarily due to temporary market and sector-related factors rather than to issuer-specific factors. The Company does not intend to sell these investments in the short term, and it is not likely that it will be required to sell these investments before the recovery of their amortized cost.

Accordingly, all of the Company’s investments were in good standing and there were no write-downs for other-than-temporary impairments on the Company’s investments for the six months ended June 30, 2016 and 2015.

The Company does not have any exposure to subprime mortgage-backed investments. Net investment income for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment income:
Interest on fixed income securities	$109	$65	$209	$117
Interest on cash and cash equivalents	28	30	55	58
Other	2	—	2	—
Gross investment income	139	95	266	175
Investment expenses	(12)	(16)	(24)	(18)
Net investment income	$127	$79	$242	$157

5. Reinsurance

The Company reinsures, or cedes, a portion of its written premiums on a per risk and excess of loss basis to non-affiliated insurers in order to limit its loss exposure. Although reinsurance is intended to reduce the Company’s exposure risk, the ceding of insurance does not legally discharge the Company from its primary liability for the full amount of coverage under its policies. If the reinsurer fails to meet its obligations under the applicable reinsurance agreement, the Company would still be required to pay the insured for the loss.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Under the Company’s per-risk treaties, reinsurance recoveries are received for up to $1,750 in excess of a retention of $250 for each risk. The Company ceded $222 and $135 in written premiums under its per-risk treaties for the six months ended June 30, 2016 and 2015, respectively.

The Company’s excess of loss treaties are based upon a treaty year beginning on June 1st of each year and expiring on May 31st of the following year. Thus, the financial statements for the six month periods ending June 30, 2016 and 2015 contain premiums ceded under three separate excess of loss treaties. Under the Company’s 2015/2016 excess of loss treaty which expired on May 31, 2016, for each catastrophic event occurring within a 144-hour period, the Company receives reinsurance recoveries of up to $121,000 in excess of a retention of $4,000 per event. The Company had also procured another layer of reinsurance protection that may be used for any event above $125,000, up to a maximum recovery of $15,000. This $15,000 second layer of coverage applied in total to all events occurring during the treaty year of June 1, 2015 through May 31, 2016. The aggregate loss the Company would retain for two catastrophes occurring during the treaty year was $5,000.

On June 1, 2016 the Company entered into a new excess of loss treaty whereby for each catastrophic event occurring within a 144-hour period, the Company receives reinsurance recoveries of up to $170,000 in excess of a $5,000 retention per event. For any event above $175,000, the Company purchased aggregate coverage, with an additional limit of $25,000. The $25,000 aggregate coverage applies in total to all events occurring during the June 1, 2016 to May 31, 2017 treaty year. The aggregate loss the Company would retain for two catastrophes occurring during the treaty year is $7,000.

The Company ceded $9,219 and $6,155 in written premiums under its excess of loss treaties for the six months ended June 30, 2016 and 2015, respectively.

In June 2015, we began writing business through a quota-share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we act as a reinsurer, and have assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas. Our quota-share percentage varies from 50%-100% of wind/hail premium written by Brotherhood, dependent upon the geographic location (coastal areas versus non-coastal areas) within the State of Texas. For the six months ended June 30, 2016, we have written $858 in assumed premiums and have approximately 620 in-force policies under this agreement as of June 30, 2016.

The impact of reinsurance treaties on the Company’s financial statements is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Premium written:
Gross	$14,714	$12,178	$25,518	$20,199
Ceded	(5,870)	(3,552)	(9,441)	(6,290)
Net premium written	$8,844	$8,626	$16,077	$13,909

Premium earned:
Gross	$11,708	$9,105	$23,276	$17,704
Ceded	(4,196)	(2,854)	(7,543)	(5,435)
Net premium earned	$7,512	$6,251	$15,733	$12,269

Losses and LAE incurred:
Gross	$5,616	$2,991	$15,480	$3,619
Ceded	(3,778)	26	(7,006)	27
Net losses and LAE incurred	$1,838	$3,017	$8,474	$3,646

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

DPAC as well as the related amortization expense associated with DPAC for the three and six months ended June 30, 2016 and 2015, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Balance, beginning of period, net	$3,677	$2,928	$4,030	$3,091
Additions	2,525	2,060	4,162	3,423
Amortization	(2,063)	(1,571)	(4,053)	(3,097)
Balance, June 30, net	$4,139	$3,417	$4,139	$3,417

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

The Company’s evaluation of the adequacy of loss and loss adjustment expense reserves includes a re-estimation of the liability for loss and loss adjustment expense reserves relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision for loss and loss adjustment expense reserves, net of amounts recoverable from reinsurers, for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Balance, beginning of period, gross of reinsurance	$5,957	$1,074	$2,123	$1,211
Less reinsurance recoverable on loss and LAE expense reserves	(2,028)	(307)	(120)	(363)
Balance, beginning of period, net of reinsurance	3,929	767	2,003	848
Incurred related to:
Current year	1,800	3,017	8,603	3,647
Prior years	38	—	(129)	(1)
Paid related to:
Current year	(2,604)	(2,350)	(7,048)	(2,572)
Prior years	(710)	(84)	(976)	(572)
Balance, June 30, net of reinsurance	2,453	1,350	2,453	1,350
Plus reinsurance recoverable related to loss and LAE expense reserves	3,431	108	3,431	108
Balance, June 30, gross of reinsurance	$5,884	$1,458	$5,884	$1,458

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

8. Income Taxes

Income tax expense (benefit) for the three and six months ended June 30, 2016 varies from the amount that would result by applying the applicable statutory federal income tax rate of 34% to income before income taxes as summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Income tax expense (benefit) at statutory income tax rate	$734	$(67)	$159	$(1,081)
State income tax (net of federal tax benefit)	82	(8)	77	46
Other	4	3	6	6
Income tax expense (benefit)	$820	$(72)	$242	$(1,029)

The Company carries a net deferred income tax asset of $203 and $506 at June 30, 2016 and December 31, 2015, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income. Significant components of the Company’s net deferred tax assets are as follows:

	June 30, 2016	December 31, 2015
Deferred income tax assets:
Loss and loss adjustment expense reserves	$27	$22
Unearned premium reserves	1,573	1,462
Net operating loss carryforwards	102	284
Other	496	542
Deferred income tax assets	$2,198	$2,310

Deferred income tax liabilities:
Deferred policy acquisition costs	$1,407	$1,370
State deferred taxes	405	378
Other	183	56
Deferred income tax liabilities	$1,995	$1,804

Net deferred income tax assets	$203	$506

As of June 30, 2016, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit).

9. Net Earnings (Loss) Per Share

Net earnings (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings (loss) per share for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic and Diluted:
Net income (loss)	$1,340	$(125)	$225	$(2,149)
Weighted average common shares outstanding	6,097,043	6,355,475	6,104,061	6,356,793
Earnings (Loss) per common share	$0.22	$(0.02)	$0.04	$(0.34)

The following potentially dilutive securities outstanding at June 30, 2016 and 2015 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of June 30,
	2016	2015
Options to purchase common stock	210,489	210,489
Warrants to purchase common stock	1,906,875	1,906,875
Restricted stock units	20,500	20,500
Performance shares	475,000	475,000
	2,612,864	2,612,864

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

10. Options, Warrants, and Restricted Stock Units

The Company has established an equity incentive plan for employees and directors of the Company (the “Plan”). The purpose of the Plan is to create incentives designed to motivate recipients to contribute toward the Company’s growth and success, and also to attract and retain persons of outstanding competence, and provide such persons with an opportunity to acquire an equity interest in the Company. In April 2015, the Company’s shareholders approved an amendment to the Plan to allow for the issuance of additional award types under the Plan. In addition to non-qualified stock options issuable under the Plan, the amendment provides for the issuance of restricted stock, restricted stock units (“RSUs”), performance shares, performance cash awards, and other stock-based awards. The Plan provides for the issuance of 354,912 shares of common stock. As of June 30, 2016, both stock options and RSUs have been issued to the Company’s employees under the Plan resulting in 156,956 shares available for future issuance under the Plan.

There were no grants, exercises, or cancellations of the Company’s stock options for the six months ended June 30, 2016. On June 14, 2016, the Company amended the option agreement between the Company and its President and CEO, Mr. Raucy, that was originally entered into on February 28, 2014, to extend the expiration date from June 30, 2016 to December 31, 2016, provided that Mr. Raucy is employed by the Company on the date of exercise.

The following table summarizes the Company’s stock options outstanding as of June 30, 2016.

Stock Options Outstanding as of June 30, 2016
Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
02/28/2014	8.00	12/31/2016	0.50	33,033	33,033
03/31/2014	8.00	03/31/2019	2.75	163,301	124,109
04/04/2014	8.69	04/04/2019	2.76	14,155	10,757
			Total	210,489	167,899

On May 29, 2015, the Company’s Board of Directors granted RSUs to certain of its executive officers under the Plan. Each RSU granted entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest as follows: (i) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $10.00 per share and; (ii) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $12.00 per share. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire, however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. The following table summarizes RSU activity for the six months ended June 30, 2016.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2015	20,500	$1.34
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested units, June 30, 2016	20,500	$1.34

Due to the fact that the Company’s RSUs vest based upon market conditions, the Company used a Monte Carlo valuation model to estimate their fair value as of the date of grant. Based on the model, the estimated fair value on grant date was determined to be $28, which the Company will recognize as compensation expense over a derived service period of approximately two years.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Total stock based compensation expense for the six months ended June 30, 2016 and 2015 was $20 and $21, respectively. As of June 30, 2016, total unrecognized stock compensation expense of $48 remained, which will be recognized through March 31, 2018.

There were no grants, exercises, or cancellations of the Company’s common stock warrants for the six months ended June 30, 2016. The following table summarizes the Company’s warrants outstanding as of June 30, 2016.

Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding and Exercisable
03/31/2014	9.60	03/31/2019	2.75	312,500
03/31/2014	10.00	03/31/2019	2.75	94,375
02/24/2015	15.00	02/24/2022	5.66	1,500,000
			Total	1,906,875

11. Shareholders’ Equity

Treasury Shares

On December 1, 2014, the Company’s Board of Directors authorized a share repurchase program for up to 500,000 shares of the Company’s common stock. During the three and six months ended June 30, 2016, the Company repurchased 49,119 and 75,268 shares, respectively. Through June 30, 2016, the Company has repurchased an aggregate 299,119 shares at an aggregate purchase price of $2,252, or $7.53 per share, including all fees and commissions. On January 29, 2016, the Company retired 250,000 of its treasury shares, resulting in a reclassification of the purchase price of $1,917 to additional paid in capital.

We anticipate repurchases to continue to be made periodically at our discretion through the period ending December 31, 2016 as the Company’s Board of Directors has approved an aggregate repurchase of up to 500,000 shares. Our decisions around the timing, volume, and nature of the share repurchases will be dependent upon market conditions, applicable securities laws, as well as other factors.

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

Performance Share Grant Agreement

On March 26, 2014, the Company entered into a Performance Share Grant Agreement (“PSGA”) with Kingsway America, Inc. (“KAI”, a wholly owned subsidiary of KFSI), whereby KAI will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones regarding the Company’s stock price. Pursuant to the terms of the PSGA, if at any time the last sales price of the Company’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). The shares of common stock granted to KAI will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. As of June 30, 2016, the Company had not issued any shares under the PSGA.

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

•	The Performance Shares Grant Agreement dated February 24, 2015.

•	120,000 shares of Series B Preferred Stock of the Company (the “Preferred Shares”)

•	A warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of fifteen dollars per share. The Warrant expires seven years from date of issuance.

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

Unless redeemed earlier by the Company as discussed below, with the written consent of the holders of the majority of the Preferred Shares then outstanding, the Company will be required to redeem the Preferred Shares then outstanding on February 24, 2020 (the “Mandatory Redemption Date”), for a redemption amount equal to twenty five dollars per share plus all accrued and unpaid dividends on such shares. The Company has the option to redeem the Preferred Shares prior to the Mandatory Redemption Date immediately prior to the consummation of any change in control of the Company that may occur.

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

Investment in Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $100 as of June 30, 2016. The managing member of Argo, Mr. John T. Fitzgerald, was also appointed to KFSI’s board of directors on April 21, 2016.

13. Accumulated Other Comprehensive Income (Loss)

The table below details the change in the balance of each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Unrealized gains (losses) on available-for-sale securities:
Balance, beginning of period	$166	$74	$(62)	$(1)
Other comprehensive income before reclassifications	143	(123)	488	(10)
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)	—
Income taxes	(48)	42	(165)	4
Net current-period other comprehensive income	93	(81)	321	(6)
Balance, June 30	$259	$(7)	$259	$(7)

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

The FASB has issued guidance that defines fair value as the exchange price that would be received for and asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires and entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.

•	Level 2 – inputs to the valuation methodology which include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly for substantially the full-term of the financial instrument.

•	Level 3 – inputs to the valuation methodology which are unobservable and significant to the measurement of fair value.

Financial instruments measured at fair value as of June 30, 2016 and December 31, 2015 in accordance with this guidance are as follows.

As of June 30, 2016	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. government and government agencies	$—	$664	$—	$664
State municipalities and political subdivisions	—	2,063	—	2,063
Asset-backed securities and collateralized mortgage obligations	—	11,861	—	11,861
Corporate	—	11,070	—	11,070
Total fixed income securities	—	25,658	—	25,658

Equity securities:
Common stock	1,010	—	—	1,010
Total equity securities	1,010	—	—	1,010

Total fixed income and equity securities	$1,010	$25,658	$—	$26,668

As of December 31, 2015
Fixed income securities:
U.S. government and government agencies	$—	$712	$—	$712
State municipalities and political subdivisions	—	1,651	—	1,651
Asset-backed securities and collateralized mortgage obligations	—	9,017	—	9,017
Corporate	—	8,858	—	8,858
Total	$—	$20,238	$—	$20,238

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Statutory Surplus and Capital Requirements

In order to retain its certificate of authority in the State of Louisiana, Maison is required to maintain a minimum capital surplus of $5,000. As of June 30, 2016 Maison’s capital surplus was $16,943.

The LDI employs risk-based capital (“RBC”) reports to monitor Maison’s financial condition. Risk-based capital is determined in accordance with a formula adopted by the NAIC which takes into consideration the covariance between asset risk, credit risk, underwriting risk, and other business risks. The RBC report determines whether Maison falls into the “no action” level or one of the four action levels set forth in the Louisiana Insurance Code. Furthermore, in order to retain its certificate of authority in the State of Texas, Maison is required to maintain an RBC ratio of 300% or more. As of June 30, 2016, Maison’s RBC ratio was above 300%.

States routinely require deposits of assets for the protection of policyholders. As of June 30, 2016, Maison held investment securities with a fair value of approximately $100 as a deposit with the LDI and investment securities with a fair value of approximately $2,033 as a deposit with the TDI.

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

As of June 30, 2016, Maison had not paid any dividends to its sole shareholder, PIH.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Operating Lease Commitments:

As of June 30, 2016, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ended June 30,
2017	$340
2018	316
2019	296
2020	101
2021 and thereafter	—
$1,053

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

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

Prior to March 31, 2014, we operated as a wholly owned subsidiary of Kingsway America, Inc. (“KAI”). KAI, in turn, is a wholly owned subsidiary of Kingsway Financial Services, Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering of its common stock and then on June 13, 2014, the Company completed a follow-on offering. Through the combination of our IPO and follow-on offering, we issued approximately five million shares of our common stock. As of June 30, 2016 KAI and companies affiliated with KAI held approximately 1.1 million shares of our common stock, equivalent to 17.7% of our outstanding shares.

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

Maison distributes its insurance policies through a network of more than 180 producing independent agents in Louisiana and approximately 90 producing independent agents in Texas. These agents typically represent several insurance companies in order to provide various insurance product lines to their clients. The Company refers to these policies as voluntary policies.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Our in-force policy counts as of June 30, 2016 and December 31, 2015 are as follows:

	Policies in-force as of
Source of Policies	June 30, 2016	Dec 31, 2015

Total Takeout Policies in Force	8,432	8,957

Homeowners	16,138	14,283
Manufactured Homes	4,587	4,343
Other Dwellings	1,626	806
Total Voluntary Policies in Force	22,351	19,432

Total Direct Policies in Force	30,783	28,389

We do not consider the commercial wind/hail only book of business we have written in Texas in our policies-in-force count as of June 30, 2016 since we have assumed this business through our quota share agreement with Brotherhood. As of June 30, 2016, we have assumed wind/hail coverage on approximately 620 active policies in Texas through this agreement.

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

On January 2, 2015, the Company completed its acquisition of 100% of the membership interest of ClaimCor, a claims and underwriting technical solutions company. Maison processing claims made by our policyholders through ClaimCor, and also through various third-party claims adjusting companies. We have the ultimate authority over the claims handling process, while the agents we appoint have no authority to settle our claims or otherwise exercise control over the claims process.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Critical Accounting Policies

See Note 2 – “Significant Accounting Policies” in the Notes to our consolidated financial statements for the six months ended June 30, 2016 included in Item 1 of the Quarterly Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3 – “Recently Issued Accounting Standards” in the Notes to our consolidated financial statements for the six months ended June 30, 2016 included in Item 1 of the Quarterly Report on Form 10-Q for a discussion of the recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition

As of June 30, 2016 compared to December 31, 2015

Investments

The Company’s investments in fixed income and equity securities are classified as available-for-sale and are reported at estimated fair value. The Company held an investments portfolio comprised primarily of fixed income securities issued by the U.S. Government, government agencies and high quality corporate issuers. The portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by Maison’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk. Investments held by the Company’s insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments.

The table below summarizes, by type, the Company’s investments as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government and government agencies	$664	2.4%	$712	3.3%
State municipalities and political subdivisions	2,063	7.5%	1,651	7.6%
Asset-backed securities and collateralized mortgage obligations	11,861	43.4%	9,017	41.6%
Corporate	11,070	40.5%	8,858	41.0%
Total fixed income securities	25,658	93.8%	20,238	93.5%
Equity securities	1,010	3.7%	—	—%
Short-term investments	290	1.1%	1,149	5.3%
Limited liability investments	387	1.4%	248	1.2%
Total investments	$27,345	100.0%	$21,635	100.0%

Pursuant to the certificate of authority we received from the TDI, we are required to deposit securities with the State of Texas. These securities consist of fixed income securities listed in the table above having an amortized cost basis of $2,002 and an estimated fair value of $2,033 as of June 30, 2016.

The Company’s limited liability investments are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $387 through June 30, 2016. One of these limited partnerships is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016 is wholly owned by KFSI. The Company has accounted for its investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

Liquidity and Cash Flow Risk

The table below summarizes the fair value of the Company’s fixed income securities by contractual maturity as of June 30, 2016 and December 31, 2015. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	June 30, 2016		December 31, 2015
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
One year or less	$942	3.7%	$1,012	5.0%
One to five years	12,138	47.3%	10,414	51.5%
Five to ten years	4,332	16.9%	2,259	11.2%
More than ten years	8,246	32.1%	6,553	32.3%
Total	$25,658	100.0%	$20,238	100.0%

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

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

Market Risk

Market risk is the risk that the Company will incur losses due to adverse changes in interest or currency exchange rates and equity prices. Given the Company’s operations only invest in U.S. dollar denominated instruments and maintains a relatively insignificant investment in equity instruments, its primary market risk exposures in the investments portfolio are to changes in interest rates.

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

Credit Risk

Credit risk is defined as the risk of financial loss due to failure of the other party to a financial instrument to discharge an obligation. Credit risk arises from the Company’s positions in short-term investments, corporate debt instruments and government and government agency bonds.

At June 30, 2016 and December 31, 2015, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

	June 30, 2016		December 31, 2015
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$14,247	55.5%	$10,741	53.0%
Aa/Aa	2,732	10.7%	2,520	12.5%
A/A	6,755	26.3%	4,745	23.4%
BBB	1,924	7.5%	2,232	11.1%
Total fixed income securities	$25,658	100.0%	$20,238	100.0%

Other-Than-Temporary Impairment

The length of time an individual investment may be held in an unrealized loss position may vary based on the opinion of the investment manager and their respective analyses related to valuation and to the various credit risks that may prevent the Company from recapturing the principal investment. In the case of an individual investment where the investment manager determines that there is little or no risk of default prior to maturity, the Company would elect to hold the investment in an unrealized loss position until the price recovers or the investment matures. In situations where facts emerge that might increase the risk associated with recapture of principal, the Company may elect to sell the investment at a loss.

The Company performs a quarterly analysis of its investment portfolio to determine if declines in market value are other-than-temporary. Further information regarding the Company’s detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 4 - “Investments,” to the consolidated financial statements in Item 1 of this report.

As a result of the analysis performed by the Company, there were no write-downs for other-than-temporary impairments related to investments for the three and six months ended June 30, 2016 and 2015.

At June 30, 2016, the gross unrealized losses for fixed income and equity securities amounted to $12, and there were no unrealized losses attributable to non-investment grade fixed income securities. At both June 30, 2016 and December 31, 2015, all unrealized losses on individual investments were considered temporary. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded the declines in value were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and policy processing fees that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable and represent those costs related to acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC increased $109, to $4,139 at June 30, 2016 from $4,030 at December 31, 2015, corresponding with the increase to our unearned premium reserve over the same time period.

Effective January 1, 2016, we amended the terms of our quota-share agreement with Brotherhood such that the premiums we receive, and the commissions we pay, are remitted on an earned basis in contrast to a written basis, which occurred under the terms of the agreement prior to January 1st. While this change does not impact the net income earned as a result of the agreement, it does impact certain assets and liabilities on our consolidated financial statements, such as our unearned premium reserves and DPAC assets. This change to our quota-share agreement with Brotherhood resulted in a $221 decrease to DPAC from December 31, 2015 to June 30, 2016.

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowance for credit losses, decreased by $184 to $2,211 as of June 30, 2016 from $2,395 as of December 31, 2015. Due to our participation in the Citizens take-out program on December 1, 2015, we had a balance due from Citizens in the amount of $460 as of December 31, 2015. This balance had been reduced to $72 as of June 30, 2016.

Ceded Unearned Premiums

Ceded Unearned Premiums represents the unexpired portion of premiums which have been paid to the Company’s reinsurers. Ceded Unearned Premiums are charged to income over the terms of the respective reinsurance treaties. Ceded unearned premiums increased $1,082 to $3,887 as of June 30, 2016 from $2,805 as of December 31, 2015 which is predominantly due to the timing of installment payments due under our excess of loss catastrophe treaty. As we entered into a new treaty effective June 1, 2016, with higher limits compared to our prior treaty which expired on May 31, 2016, the amount of premium we cede and therefor is due under our installment agreement has increased over the prior treaty year.

Reinsurance Recoverable

Reinsurance recoverable on both paid losses and loss reserves represents amounts due to the Company, or expected to be due to the Company from its reinsurers, based upon claims paid as well as claims reserves which have exceeded the retention amount under our reinsurance treaties. As of June 30, 2016, we have recorded expected recoveries from our reinsurers of $2,829 on paid losses and $3,431 on loss and loss adjustment expense reserves, resulting primarily from a series of severe storms which produced multiple tornadoes and flooding in the state of Louisiana in late February 2016, as well as a wind and hail event occurring in both Texas and Louisiana in early March 2016. See “Loss and Loss Adjustment Expense Reserves” in Item 2 of this report for further discussion on the Company’s claims reserves and expected recoveries.

Funds Deposited with Reinsured Companies

Funds deposited with reinsured companies represents collateral we had placed on deposit with Brotherhood based upon our quota-share agreement to reinsure a portion of Brotherhood’s business for wind/hail coverage only. Pursuant to the agreement, we were required to fund our pro-rata portion of reserves Brotherhood had established for unearned premium, losses and loss adjustments expenses, and any other amounts for which Brotherhood had not been able to take credit for on its annual statutory financial statements. As of December 31, 2015, we had funded this obligation via a deposit of $725 made to Brotherhood under a trust agreement. Effective January 1, 2016, we modified our agreement with Brotherhood such that this deposit is no longer required.

Current Income Taxes Recoverable/Payable

Current income taxes recoverable were $1,006 as of June 30, 2016 compared to $965 as of December 31, 2015 which represent the estimate of both the Company’s state and federal income taxes to be recovered for the six months ended June 30, 2016 and year ended December 31, 2015, respectively, less estimated payments made during each period.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Net Deferred Income Taxes

Net deferred income taxes decreased $303 to $203 as of June 30, 2016 compared to $506 as of December 31, 2015. Net deferred income taxes are comprised of approximately $2,198 and $2,310 of deferred tax assets, net of approximately $1,995 and $1,804 of deferred tax liabilities as of June 30, 2016 and December 31, 2015, respectively. The change in the net deferred tax asset is primarily due to a decrease in the deferred tax assets related to our net operating loss carryforwards.

Property and Equipment

Property and equipment was $281 and $234 as of June 30, 2016 and December 31, 2015, respectively, and consists of computers, office equipment, and improvements at our leased facilities in Tampa, Florida and Baton Rouge, Louisiana, shown net of accumulated depreciation. Also included in these balances are vehicles we have purchased for the use of our sales representatives in the state of Texas. Our policy for the capitalization and depreciation of these assets can be found in Note 2 – Significant Accounting Policies in Item 1 of this report.

Other Assets

Other assets increased $115, to $820 as of June 30, 2016 from $705 as of December 31, 2015. The major components of other assets, and the change therein, are shown below.

Other Assets	June 30, 2016	December 31, 2015	Change
Accrued interest on investments	$101	$77	$24
Security deposits for facility leases	38	38	—
Prepaid expenses	681	590	91
Total	$820	$705	$115

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred and but not reported (“IBNR”) loss events, as well as the related estimated loss adjustment expenses (“LAE”). The table below separates our loss reserves and LAE between IBNR and case specific estimates as of June 30, 2016 and December 31, 2015, and also shows the expected reinsurance recoverable on those reserves.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
June 30, 2016
Homeowners(1)	$1,454	$203	$1,657	$2,375	$4,032	$1,779
Special Property(2)	1,467	10	1,477	375	1,852	1,652
Total	$2,921	$213	$3,134	$2,750	$5,884	$3,431

December 31, 2015
Homeowners	$758	$72	$830	$1,070	$1,900	$120
Special Property	49	9	58	165	223	—
Total	$807	$81	$888	$1,235	$2,123	$120

(1) Homeowners refers to our multi-peril policies for traditional dwellings as well as mobile and manufactured homes.

(2) Special property includes both our Fire and Allied lines of business, which are primarily wind/hail only products, and also includes the commercial wind/hail only business we have assumed through our agreement with Brotherhood.

For the six months ended June 30, 2016, the Company reported $128 of favorable development (redundancy) for loss and loss adjustment expense reserves from prior accident years. This favorable development was primarily related to our aggregate catastrophe reinsurance treaty, which runs from June 1, 2015 through May 31, 2016, and has allowed us to recover multiple weather related claims once our excess of loss reinsurance retentions were met, as a result of significant storm activity in February and March 2016.

Gross reserves as of June 30, 2016 were $5,884, an increase of $3,761 from December 31, 2015. A significant portion of this increase relates to reserves established for two weather related events that occurred during the last week of February and first week of March, accounting for $1,402 of the gross reserve as of June 30, 2016. Our reinsurance recoverable of $3,431 as of June 30, 2016 includes $1,415 related to these catastrophes. See ‘Net Losses and Loss Adjustment Expenses” in Item 2 of this report for further information.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

The Company cannot predict whether loss and loss adjustment expense reserves will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. Any such development could have a material effect on the Company’s consolidated financial results for a given period.

Unearned Premium Reserves

Unearned premium reserves increased $1,482 to $24,924 as of June 30, 2016 compared to $23,442 as of December 31, 2015.

The following table outlines the change in unearned premium reserves by line of business.

	June 30, 2016	December 31, 2015	Change
Homeowners	$16,650	$15,688	$962
Special Property	8,274	7,754	520
Total	$24,924	$23,442	$1,482

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable increased $2,417 to $5,700 as of June 30, 2016 compared to $3,283 as of December 31, 2015, primarily as a result of the timing of payments due under our reinsurance programs. The bulk of the balance payable as of June 30, 2016 represents a quarterly payment due under our catastrophe reinsurance program, which was paid in July, 2016.

Agent Commissions Payable

Agent commissions payable increased $349 to $752 as of June 30, 2016 versus $403 as of December 31, 2015. As agent commissions are paid in arrears, this balance represents commissions owed to the Company’s independent agents on policies written throughout the months ended June 30, 2016 and December 31, 2015, respectively. As the commissions we pay to our agents are based upon a percentage of the premium our agents write, the balance due will vary directly with the volume of premium written in the previous month.

Premiums Collected in Advance

Premium deposits were $2,103 and $870 and represent cash the Company has received for policies which were not yet in-force as of June 30, 2016 and December 31, 2015, respectively. Upon the effective date of coverage, advance premiums are reclassified to the unearned premium reserve account.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased $418, to $2,281 as of June 30, 2016 from $1,863 as of December 31, 2015. The major components of accrued expenses and other liabilities, as well as the change therein, are shown below.

	June 30, 2016	December 31, 2015	Change
Accrued employee compensation	$201	$352	$(151)
Accrued professional fees	358	267	91
Unearned policy fees	188	168	20
Accrued premium taxes and assessments	1,161	1,004	157
Other accounts payable	373	72	301
Total	$2,281	$1,863	$418

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Related Party Transactions

As a result of the termination of the Management Services Agreement (“MSA”), which occurred on February 24, 2015, the Company has issued the following securities to 1347 Advisors, LLC (“Advisors”), a wholly owned subsidiary of KFSI.

•	The Performance Shares Grant Agreement dated February 24, 2015.

•	120,000 shares of Series B Preferred Stock of the Company (the “Preferred Shares”)

•	A warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of fifteen dollars per share. The Warrant expires seven years from date of issuance.

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

The issuance of the Warrants and Performance Shares had no effect on the Company’s total shareholders’ equity as they both resulted in equal and offsetting charges to the Company’s retained earnings and additional paid-in capital. The fair value of the Warrant was estimated on grant date based upon the Black-Scholes option pricing model while a Monte Carlo model was utilized to determine the fair value of the Performance Shares due to the fact that these shares are only issuable based upon the achievement of certain market conditions.

Since the Preferred Shares have a mandatory redemption provision requiring redemption on February 24, 2020, the Company was required to classify the Preferred Shares as a liability on the balance sheet instead of recording the value of these shares in equity. The resulting liability was recorded at a discount to the ultimate redemption amount of the Preferred Shares based upon an analysis of the cash payments expected to occur under the terms of the Preferred Shares discounted for the Company’s estimated cost of equity (13.9%). As a result, amortization in the amount of $1,889 will be charged to operations during the period the Preferred Shares are outstanding using the effective interest method. For the quarter and six months ended June 30, 2016, amortization of the discount on the Preferred Shares totaled $86 and $174, respectively.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Contractual Obligations

As of June 30, 2016, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ending June 30,
2017	$340
2018	316
2019	296
2020	101
Total	$1,053

Shareholders’ Equity

The primary drivers behind the changes to total shareholders’ equity for the six months ended June 30, 2016 were the purchase (and retirement) of treasury shares pursuant to the Company’s share buyback program, as well as the net loss and net unrealized gains on our investment portfolio as shown below.

	Common Shares	Treasury Shares	Total Shareholders’ Equity
Balance, December 31, 2015	6,134,274	223,851	$47,506
Stock compensation expense	—	—	20
Repurchases of common stock	(75,268)	75,268	(521)
Retirement of treasury shares	—	(250,000)	—
Net income	—	—	225
Unrealized gains on investment portfolio (net of income taxes)	—	—	321
Balance, June 30, 2016	6,059,006	49,119	$47,551

Results of Operations

Three and Six Months Ended June 30, 2016 Compared with Three and Six Months Ended June 30, 2015

Gross Premiums Written

Gross premiums written increased $2,536 or 21%, for the three months ended June 30, 2016, when compared to the same period in 2015. On a year-to-date basis, gross premiums written increased $5,319 or 26%. The following table shows our direct premiums written by line of business.

	Three months ended June 30,			Six months ended June 30,
Line of Business	2016	2015	Change	2016	2015	Change
Homeowners	$9,059	$8,136	$923	$16,175	$13,975	$2,200
Special Property	5,655	4,042	1,613	9,343	6,224	3,119
Gross Premium Written	$14,714	$12,178	$2,536	$25,518	$20,199	$5,319

The increase in gross written premiums over the six month periods can be attributed to growth in all three channels of production: (i) production from our independent agents, which accounted for approximately $3,637 gross written premium growth corresponding to the increase in our policies in force over the period; (ii) growth in premiums written through our assumption of policies from Citizens, accounting for approximately $1,136; and (iii) the addition of assumed business in Texas through our agreement with Brotherhood, resulting in an increase of approximately $546 in gross premiums written.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Ceded Premiums Written

Ceded premiums written increased to $5,870 for the three months ended June 30, 2016, compared to $3,552 for the second quarter 2015. For the six month periods ending June 30, 2016 and 2015, ceded premiums written were $9,441 and $6,290, respectively. The increase in ceded premiums written is primarily due to an increase in limits purchased under our catastrophe excess of loss reinsurance (“CAT XOL”) program. As our treaty years run from June 1st through May 31st of each year, the six month period ending June 30, 2015 covers ceded premiums written under both our 2014/2015 CAT XOL treaty and our 2015/2016 CAT XOL treaty. Similarly, the six month period ending June 30, 2016 covers ceded premiums written under both our 2015/2016 and 2016/2017 CAT XOL treaties. The following table is a summary of the key provisions under each of our CAT XOL treaties.

	2014/2015 CAT XOL Treaty 06/01/14 – 05/31/15	2015/2016 CAT XOL Treaty 06/01/15 – 05/31/16	2016/2017 CAT XOL Treaty 06/01/16 – 05/31/17
Wind/Hail loss occurrence clause(1)	120 hours	144 hours	144 hours
Retention on first occurrence	$3,000	$4,000	$5,000
Retention on second occurrence	$2,000	$1,000	$2,000
Limit of coverage, including first event retention	$92,000	$140,000	$200,000

(1)   Specifies the time period during which our losses from the same occurrence may be aggregated and applied to our retention and limits. We may pick the date and time when the period of consecutive hours begin in order to maximize our recovery.

The total cost of our CAT XOL coverage is estimated to be approximately $23,000 for the 2016/2017 treaty year.

Net Premium Earned

The following table shows our net premiums earned by line of business.

	Three months ended June 30,			Six months ended June 30,
Line of Business	2016	2015	Change	2016	2015	Change
Homeowners	$5,189	$4,585	$604	$10,796	$8,809	$1,987
Special Property	2,323	1,666	657	4,937	3,460	1,477
Net premium earned	$7,512	$6,251	$1,261	$15,733	$12,269	$3,464

The increase in net premiums earned is due primarily to the increase in gross written premiums less premiums ceded as previously discussed. Premium earned on a gross and ceded basis is as shown in the following table.

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Gross premium earned	$11,708	$9,105	$2,603	$23,276	$17,704	$5,572
Ceded premium earned	4,196	2,854	1,342	7,543	5,435	2,108
Net premium earned	$7,512	$6,251	$1,261	$15,733	$12,269	$3,464

Other Income

Other income increased $99, to $254 for the quarter ended June 30, 2016, compared to $155 for the same period in 2015. Other income also increased $58 for the six months ended June 30, 2016 compared to the same period in 2015. Other income is comprised of claims adjusting fee revenue earned by our subsidiary, ClaimCor, policy fee income charged to our policyholders for inspections as well as premium financing fees for those policyholders which elect to pay their premiums on an installment basis, as well as commission revenue resulting from a brokerage sharing agreement between our insurance subsidiary, Maison, and the intermediary Maison uses to place its CAT XOL reinsurance program.

Net losses and loss adjustment expenses

Net losses and LAE represent both actual payments made and changes in estimated future payments to be made to our policyholders. The following table sets forth the components of our losses and loss ratios for the periods presented.

	Six months ended June 30,
	2016		2015
	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)
Weather-related non-catastrophe losses	$379	2.4%	$1,114	9.1%
Non-weather related losses	3,228	20.5%	1,083	8.8%
Core loss(1)	3,607	22.9%	2,197	17.9%
Catastrophe loss(2)	4,986	31.7%	1,450	11.8%
Prior period development(3)	(119)	(0.7)%	(1)	—%
Total	$8,474	53.9%	$3,646	29.7%

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

(1)	We define Core Loss as net losses and LAE less the sum of Catastrophe losses and prior period redundancy.

(2)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25 million of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a Catastrophe as a PCS event where our estimated cost exceeds $1,500.

(3)	Prior period development (redundancy) is the amount of ultimate actual loss settlement value which is more than the estimated reserves recorded for a particular liability or loss, while redundancy represents the ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

Our net loss ratio (net losses and LAE divided by net premiums earned) for the three and six months ended June 30, 2016 was 24.5% and 53.9% respectively, compared to a net loss ratio of 48.2% and 29.7% for the three and six months ended June 30, 2015. While we experienced what we consider a lower than average amount of incurred losses in the first quarter 2015 (in both frequency and severity), the first quarter 2016 was marked by severe storms which produced multiple tornadoes throughout Louisiana and Texas in February and March 2016. Our total incurred losses from these two separate events exceeded $1,500 each, and thus we have defined these events as catastrophe losses in the table above. Our CAT XOL program is structured so that our retention is set at $4,000 for a single event, and when a second event occurs within the same treaty year, as did with the March 2016 storms, our retention drops to $1,000 for this second storm. After anticipated recoveries under both our catastrophe and per-risk reinsurance treaties, our net incurred losses from these events were $4,986 through June 30, 2016, accounting for over half of the current year’s loss ratio.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred acquisition costs for the second quarter 2016 was $2,063 compared to $1,571 for the second quarter of 2015, and includes items such as commissions earned by our agents, premium taxes, assessments, and policy processing fees. Amortization for the six months periods ending June 30, 2016 and 2015 was $4,053 and $3,097 respectively. Amortization charges correlate with earned premiums over the same period shown by calculating deferred policy acquisition cost amortization as a percentage of earned premiums, which was 27.4% and 25.1% for the three month periods, and 25.8% and 25.2% for the six month periods ending June 30, 2016 and 2015 respectively.

General and Administrative Expenses

General and administrative expenses were $1,746 for the quarter ended June 30, 2016, compared to $1,985 the quarter ended June 30, 2015. This decrease is primarily associated with a decrease in professional fees when comparing the two periods, as we incurred significant professional fees in the second quarter 2015 relating to our first ever annual shareholders’ meeting and regulatory filings associated with our shareholders’ meeting. These costs dropped significantly for the current quarter. General and administrative expenses expressed as a percentage of net premium earned have decreased to 21.1% for the six month period in 2016 compared to 30.1% for the same period 2015. In 2015, we incurred additional professional fees associated with the acquisition of ClaimCor, for which there was no comparable expense in 2016.

Loss on Termination of Management Services Agreement

Upon the termination of the MSA with 1347 Advisors, we recorded a loss of $5,421 for the six months ended June 30, 2015, representing the estimated fair value of the cash, warrants, preferred shares and performance shares paid to Advisors. For the six months ended June 30, 2016, we also recorded a charge in the amount of $174 associated with the amortization of the discount recorded on the preferred shares issued in the transaction, compared to a charge of $109 for the same period in 2015. See “Related Party Transactions” in the Analysis of Financial Condition above for further information on the termination of the MSA.

Income Tax (Benefit) Expense

Income tax expense for the three months ended June 30, 2016 was $820, on pretax income of $2,160 compared to a benefit of $72 on pretax losses of $197 for the three months ended June 30, 2015. For the six month period ended June 30, 2016 income tax expense was $242 on pretax income of $467, compared to a benefit of $1,029 on pretax losses of $3,178 for the six month period ended June 30, 2015.

Net (Loss) Income

As a result of the foregoing, the Company’s net income for the second quarter 2016 was $1,340 compared with a net loss of $125 for the second quarter of 2015. For the six months ended June 30, 2016, the Company’s net income was $225, or $0.04 per diluted share, compared to a net loss of $2,149, or $0.34 per diluted share for the six months ended June 30, 2015.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

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

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the six months ended June 30, 2016 and 2015.

	Six months ended June 30,
Summary of Cash Flows	2016	2015
Net cash provided by operating activities	$3,672	$3,707
Net cash used by investing activities	(5,303)	(4,580)
Net cash used by financing activities	(761)	(233)
Net decrease in cash and cash equivalents	$(2,392)	$(1,106)

Six months ended June 30, 2016

For the six months ended June 30, 2016, the net cash provided by operating activities as reported on our consolidated statement of cash flows was $3,672, driven, in large by our collection of approximately $19,900 in premiums for the year (net of the amounts we have ceded to our reinsurers), less the payment of approximately $10,100 in loss and LAE expenses (net of ceded recoveries collected from our reinsurers). We also paid approximately $3,415 in commissions to our agents, and to Brotherhood and Citizens as ceding commissions. Lastly, cash payments in the approximate amount of $2,713 were made for taxes, assessments and general and administrative expenses.

The net cash used by investing activities as reported on our consolidated statement of cash flows was $5,303, resulting from the net purchases of fixed income and equity securities for investment portfolio. Net cash used by financing activities was $761, which results from a dividend payment of $240 to Advisors as holders of the Preferred Shares issued in the MSA termination transaction, as well as the payment of $521 for the repurchase of 75,268 shares of our common stock pursuant to our share buyback program.

As a result of the foregoing, our net decrease in cash and cash equivalents for the six months ending June 30, 2016 was $2,392.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Regulatory Capital

In the United States, a risk-based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including Louisiana, the domiciliary state of our insurance subsidiary, Maison, as well as Texas, where Maison began writing business in June 2015, have adopted the NAIC RBC requirements. In general, insurers reporting surplus with respect to policyholders below 200% of the authorized control level, as defined by the NAIC, on December 31st of the previous year are subject to varying levels of regulatory action, which may include discontinuation of operations. As of June 30, 2016, Maison’s reported surplus was considered to be in the “no action” level by the Louisiana Department of Insurance.

Furthermore, pursuant to the consent order approving Maison’s admission into the State of Texas, Maison has agreed to:

•	Establish a deposit of $2,000 for the benefit of Texas policyholders. The Company has fulfilled this obligation by depositing fixed income securities, having an estimated fair value of $2,033 as of June 30, 2016, with the State of Texas.

•	Maintain a Risk-Based-Capital (“RBC”) ratio of 300% or more, and provide calculation of such ratio to the TDI on a periodic basis.

•	Notify the TDI prior to any significant changes in our reinsurance programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of June 30, 2016. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

During the quarter ended June 30, 2016, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 17, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Equity Securities

On December 1, 2014, our Board of Directors approved a share repurchase program for up to 500,000 shares of our common stock. The following table provides information with respect to shares repurchased during the three months ended June 30, 2016. In November 2015, our Board of Directors approved the continuation of the repurchase program such that we anticipate repurchases to continue to be made periodically at our discretion through the period ending December 31, 2016. Our decisions around the timing, volume, and nature of the share repurchases will be dependent upon market conditions, applicable securities laws, as well as other factors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
As of March 31, 2016	250,000	$7.67	250,000	250,000
April 1 - 30, 2016	—	—	—	250,000
May 1 - 31, 2016	11,200	6.67	11,200	238,800
June 1 - 30, 2016	37,919	6.85	37,919	200,881
As of June 30, 2016	299,119	$7.53	299,119	200,881

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Fifth Amendment to Option Agreement by and between Douglas N. Raucy and 1347 Property Insurance Holding, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on June 16, 2016)*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Denotes management contracts or compensatory plans or arrangements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	August 11, 2016	By:	/s/ Douglas N. Raucy
Douglas N. Raucy, President, Chief Executive Officer and Director
(principal executive officer)

Date:	August 11, 2016	By:	/s/ John S. Hill
John S. Hill, Vice President and Chief Financial Officer
(principal financial and accounting officer)