Form 10-Q
period 2016-09-30
1347 Property Insurance Holdings, Inc.
filed 2016-11-14
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016
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

The number of shares outstanding of the registrant’s common stock as of November 7, 2016 was 5,958,866.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1347 PROPERTY INSURANCE HOLDINGS INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except share and per share data)
	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $27,756 and $20,332, respectively)	$28,081	$20,238
Equity investments, at fair value (cost of $1,000 and $0, respectively)	1,050	—
Short-term investments, at cost which approximates fair value	1,933	1,149
Limited liability investments, at cost which approximates fair value	387	248
Total investments	31,451	21,635
Cash and cash equivalents	38,926	47,957
Deferred policy acquisition costs, net	4,369	4,030
Premiums receivable, net of allowance for credit losses of $35 and $3, respectively	2,102	2,395
Ceded unearned premiums	4,451	2,805
Reinsurance recoverable on paid losses	2,620	—
Reinsurance recoverable on loss and loss adjustment expense reserves	5,366	120
Funds deposited with reinsured companies	—	725
Current income taxes recoverable	1,571	965
Net deferred income taxes	555	506
Property and equipment, net	266	234
Intangible assets, net of accumulated amortization of $5 and $3, respectively	4	6
Other assets	774	705
Total assets	$92,455	$82,083

LIABILITIES
Loss and loss adjustment expense reserves	$8,627	$2,123
Unearned premium reserves	26,344	23,442
Ceded reinsurance premiums payable	5,616	3,283
Agency commissions payable	542	403
Premiums collected in advance	1,689	870
Accrued expenses and other liabilities	1,778	1,863
Series B Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 120,000 shares issued and outstanding for both periods	2,616	2,593
Total liabilities	$47,212	$34,577

Commitments and contingencies (Note 16)

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,108,125 and 6,358,125 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	$6	$6
Additional paid-in capital	46,801	48,688
Retained (loss) earnings	(976)	605
Accumulated other comprehensive income (loss)	248	(62)
	46,079	49,237
Less: treasury stock at cost; 127,756 and 223,851 shares as of September 30, 2016 and December 31, 2015, respectively	(836)	(1,731)
Total shareholders’ equity	45,243	47,506
Total liabilities and shareholders’ equity	$92,455	$82,083

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Loss (in thousands, except share and per share data) (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Net premiums earned	$7,136	$6,401	$22,869	$18,670
Net investment income	151	45	393	202
Other income	345	243	862	702
Total revenue	7,632	6,689	24,124	19,574

Expenses:
Net losses and loss adjustment expenses	6,443	3,325	14,917	6,971
Amortization of deferred policy acquisition costs	2,095	1,676	6,148	4,773
General and administrative expenses	1,658	1,624	4,982	5,414
Loss on termination of Management Services Agreement (MSA)	—	—	—	5,421
Accretion of discount on Series B Preferred Shares	89	85	263	194
Total expenses	10,285	6,710	26,310	22,773

Loss before income tax (benefit) expense	(2,653)	(21)	(2,186)	(3,199)
Income tax (benefit) expense	(847)	82	(605)	(947)
Net loss	$(1,806)	$(103)	$(1,581)	$(2,252)

Net loss per share:
Basic	$(0.30)	$(0.02)	$(0.26)	$(0.36)
Diluted	$(0.30)	$(0.02)	$(0.26)	$(0.36)
Weighted average common shares outstanding:
Basic	6,022,983	6,261,378	6,076,838	6,324,638
Diluted	6,022,983	6,261,378	6,076,838	6,324,638

Consolidated Statements of Comprehensive Loss

Net loss	$(1,806)	$(103)	$(1,581)	$(2,252)
Unrealized (losses) gains on investments available for sale, net of income taxes	(11)	66	310	60
Comprehensive loss	$(1,817)	$(37)	$(1,271)	$(2,192)

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statement of Changes in Shareholders’ Equity (in thousands, except per share data)
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance-January 1, 2015	6,358,125	$6	—	$—	$47,631	$2,278	$(1)	$49,914
Stock compensation expense	—	—	—	—	47	—	—	47
Performance shares & warrants issued pursuant to MSA termination	—	—	—	—	1,010	—	—	1,010
Repurchases of common stock	(223,851)	—	223,851	(1,731)	—	—	—	(1,731)
Net loss	—	—	—	—	—	(1,673)	—	(1,673)
Other comprehensive loss	—	—	—	—	—	—	(61)	(61)
Balance - December 31, 2015	6,134,274	$6	223,851	$(1,731)	$48,688	$605	$(62)	$47,506

Stock compensation expense	—	—	—	—	30	—	—	30
Repurchases of common stock	(153,905)	—	153,905	(1,022)	—	—	—	(1,022)
Retirement of treasury shares	—	—	(250,000)	1,917	(1,917)	—	—	—
Net loss	—	—	—	—	—	(1,581)	—	(1,581)
Other comprehensive income	—	—	—	—	—	—	310	310
Balance - September 30, 2016 (unaudited)	5,980,369	$6	127,756	$(836)	$46,801	$(976)	$248	$45,243

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Nine months ended September 30,
	2016	2015
Cash provided by (used in):
Operating activities:
Net loss	$(1,581)	$(2,252)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of Preferred Shares, Performance Shares, and Warrants pursuant to MSA termination transaction	—	3,321
Accretion of discount on Series B Preferred Shares	263	194
Net deferred income taxes	(209)	(261)
Stock compensation expense	30	32
Depreciation expense	49	39
Changes in operating assets and liabilities:
Premiums receivable, net	293	(98)
Reinsurance recovery assets	(7,866)	—
Amounts held on deposit with reinsured companies	725	—
Ceded unearned premiums	(1,646)	(1,019)
Deferred policy acquisition costs, net	(339)	(677)
Loss and loss adjustment expense reserves (net of reinsurance recoverable)	6,504	740
Premiums collected in advance	819	758
Due to related party	—	(145)
Unearned premium reserves	2,902	4,498
Ceded reinsurance premiums payable	2,333	845
Current income taxes payable	(606)	(1,416)
Other, net	(12)	245
Net cash provided by operating activities	1,659	4,804

Investing activities:
Purchases of furniture and equipment	(81)	(9)
Acquisition of entity, net of cash acquired	—	(305)
Purchases of fixed income securities	(7,424)	(7,663)
Purchase of equity investments	(1,000)	—
Purchase of limited liability investments	(139)	(248)
Net (purchases) sales of short-term investments	(784)	1,479
Net cash used in investing activities	(9,428)	(6,746)

Financing activities:
Payment of dividends on preferred shares	(240)	—
Purchases of treasury stock	(1,022)	(1,235)
Net cash used by financing activities	(1,262)	(1,235)

Net decrease in cash and cash equivalents	(9,031)	(3,177)
Cash and cash equivalents at beginning of period	47,957	53,639
Cash and cash equivalents at end of period	$38,926	$50,462

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$293	$730

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

Prior to March 31, 2014, PIH was a wholly owned subsidiary of Kingsway America Inc. (“KAI”). KAI, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, PIH completed an initial public offering (“IPO”) of its common stock. On June 13, 2014, PIH completed a follow-on offering of its common stock to the public. Through the combination of the Company’s IPO and follow-on offering, PIH issued approximately five million shares of its common stock. As of September 30, 2016 KAI held approximately 1.1 million shares of our common stock, which is equivalent to 18.0% of our outstanding shares.

Maison began providing homeowners insurance, manufactured home insurance and dwelling fire insurance to individuals in Louisiana in December 2012. Maison writes both full peril property policies as well as wind/hail only exposures in Louisiana and distributes its policies through a network of independent insurance agencies. Maison began assuming wind/hail only insurance for commercial properties in Texas beginning in June 2015. In September 2015, Maison began writing manufactured home policies in the State of Texas on a direct basis. In March 2016, Maison began writing homeowner policies in Texas.

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

MMI serves as the Company’s management services subsidiary, known as a managing general agency and provides underwriting, policy administration, claims administration, marketing, accounting, and other management services to Maison. MMI contracts primarily with independent agencies for policy sales and services, and also contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by and subject to the regulatory oversight of both the Louisiana Department of Insurance (“LDI”) and Texas Department of Insurance (“TDI”).

On January 2, 2015, the Company completed its acquisition of 100% of the membership interest of ClaimCor, a claims and underwriting technical solutions company. Maison processes claims made by its policyholders through ClaimCor, and also through various third-party claims adjusting companies. MMI has ultimate authority over the claims handling process, while the agencies we appoint have no authority to settle our claims or otherwise exercise control over the claims process.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The Use of Estimates in the Preparation of Consolidated Financial Statements:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are recorded in the accounting period in which the change is determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for loss and loss adjustment expense reserves (as well as the associated reinsurance recoverable on those reserves), the valuation of fixed income and equity securities, the valuation of net deferred income taxes, the valuation of various securities we have issued in conjunction with the termination of the management services agreement with 1347 Advisors, LLC, the valuation of deferred policy acquisition costs, and stock-based compensation expense.

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

Premiums Receivable:

Premiums receivable include premium balances due and uncollected and installment premiums not yet due from our independent agencies and insureds. Premiums receivable are reported net of an estimated allowance for credit losses.

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

Property and Equipment:

Property and equipment is reported at historical cost less accumulated depreciation. Depreciation of property and equipment is recorded on a straight-line basis over estimated useful life which ranges from seven years for furniture, five years for vehicles, three years for computer equipment, and the shorter of estimated useful life or the term of the lease for leasehold improvements. Property and equipment is estimated to have no salvage value at its useful life-end.

Rent expense for the Company’s office leases is recognized on a straight-line basis over the term of the lease. Rent expense was $258 and $145 for the nine months ended September 30, 2016 and 2015, respectively.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with two major U.S. domestic banking institutions and two regional banks headquartered in Florida. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At September 30, 2016 the Company held funds on deposit at these institutions in excess of FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

The Company also has risk associated with the lack of geographic diversification due to the fact that Maison exclusively underwrites policies in Louisiana and Texas. The Company insures personal property located in 62 of the 64 parishes in the State of Louisiana. As of September 30, 2016, these policies are concentrated within these parishes, presented as a percentage of our total policies in force in all states, as follows: Saint Tammany Parish 15.6%, Jefferson Parish 15.0%, East Baton Rouge Parish 7.9%, Orleans Parish 5.7%, Livingston Parish 5.6%, Tangipahoa Parish 5.5%, and Terrebonne Parish 5.2%. No other parish individually has over 5.0% of the policies in force as of September 30, 2016. The remaining counties or parishes combine to equal 33.7% of the total policies in force in both Texas and Louisiana as of September 30, 2016. On a direct basis, Maison writes in 90 of the 254 counties that comprise the State of Texas, however no single county represents over 5.0% of our total policies in force as of September 30, 2016.

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

3. Recently Issued Accounting Standards

ASU 2015-09: Financial Services – Insurance:

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-09: Financial Services – Insurance (Topic 944): Disclosures about Short-Duration Contracts. This update provides for an increase in the transparency of accounting estimates made by companies in the measurement of short-duration contracts and unpaid claim and claim adjustment expense liabilities by requiring additional disclosures, as well as improvements to existing disclosures. The guidance is effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, applied retrospectively, with early adoption permitted. The adoption of this guidance will not have an impact on the Company’s results of operations, financial position, or liquidity, as it simply requires additional disclosures surrounding our loss and loss adjustment expense reserves which will be included on our Form 10-K for the period ending December 31, 2016.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

4. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on the Company’s investments in fixed income and equity securities at September 30, 2016 and December 31, 2015 is as follows.

As of September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government and government agencies	$1,332	$12	$—	$1,344
State municipalities and political subdivisions	2,272	29	—	2,301
Asset-backed securities and collateralized mortgage obligations	12,764	133	(11)	12,886
Corporate	11,388	168	(6)	11,550
Total fixed income securities	27,756	342	(17)	28,081
Equity securities:
Common stock	1,000	50	—	1,050
Total equity securities	1,000	50	—	1,050
Total fixed income and equity securities	$28,756	$392	$(17)	$29,131

As of December 31, 2015
Fixed income securities:
U.S. government and government agencies	$716	$—	$(4)	$712
State municipalities and political subdivisions	1,656	2	(7)	1,651
Asset-backed securities and collateralized mortgage obligations	9,057	13	(53)	9,017
Corporate	8,903	16	(61)	8,858
Total fixed income securities	$20,332	$31	$(125)	$20,238

The table below summarizes the Company’s fixed income securities at September 30, 2016 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value
One year or less	$1,153	$1,153
More than one to five years	13,957	14,114
More than five to ten years	3,805	3,881
More than ten years	8,841	8,933
Total	$27,756	$28,081

The following table highlights, by loss position and security type, those fixed income and equity securities in unrealized loss positions as of September 30, 2016 and December 31, 2015. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions. There were 38 and 107 fixed income investments that were in unrealized loss positions as of September 30, 2016 and December 31, 2015, respectively. The Company held no equity securities in unrealized loss positions at either date.

	Less than 12 Months		Greater than 12 Months		Total
As of September 30, 2016	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
Asset-backed securities and collateralized mortgage obligations	$2,077	$(9)	$647	$(3)	$2,724	$(12)
Corporate	1,377	(5)	—	—	1,377	(5)
Total investments in fixed income securities	$3,454	$(14)	$647	$(3)	$4,101	$(17)

As of December 31, 2015
Fixed income securities:
U.S. government and government agencies	$412	$(4)	$—	$—	$412	$(4)
State municipalities and political subdivisions	1,014	(7)	—	—	1,014	(7)
Asset-backed securities and collateralized mortgage obligations	7,406	(53)	—	—	7,406	(53)
Corporate	5,236	(61)	—	—	5,236	(61)
Total investments in fixed income securities	$14,068	$(125)	$—	$—	$14,068	$(125)

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Under the terms of the certificate of authority granted to Maison by the Texas Department of Insurance, Maison is required to pledge securities totaling at least $2,000 with the State of Texas. Maison deposited the required securities with the State of Texas on May 13, 2015. These securities consist of various fixed income securities listed in the preceding tables which have an amortized cost basis of $2,001 and estimated fair value of $2,027 as of September 30, 2016.

The Company’s other investments are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $387 through September 30, 2016. One of these limited partnerships is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016 is wholly owned by KFSI (see Note 12 – Related Party Transactions for further information). The Company has accounted for its investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

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

Accordingly, all of the Company’s investments were in good standing and there were no write-downs for other-than-temporary impairments on the Company’s investments for the nine months ended September 30, 2016 and 2015.

The Company does not have any exposure to subprime mortgage-backed investments. Net investment income for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment income:
Interest on fixed income securities	$123	$79	$332	$196
Interest on cash and cash equivalents	34	27	89	85
Other	5	2	7	2
Gross investment income	162	108	428	283
Investment expenses	(11)	(63)	(35)	(81)
Net investment income	$151	$45	$393	$202

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

Under the Company’s per-risk treaties, reinsurance recoveries are received for up to $1,750 in excess of a retention of $250 for each risk. The Company ceded $438 and $342 in written premiums under its per-risk treaties for the nine months ended September 30, 2016 and 2015, respectively.

The Company’s excess of loss treaties are based upon a treaty year beginning on June 1st of each year and expiring on May 31st of the following year. Thus, the financial statements for the nine month periods ending September 30, 2016 and 2015 contain premiums ceded under three separate excess of loss treaties. Under the Company’s 2015/2016 excess of loss treaty which expired on May 31, 2016, for each catastrophic event occurring within a 144-hour period, the Company receives reinsurance recoveries of up to $121,000 in excess of a retention of $4,000 per event. The Company had also procured another layer of reinsurance protection that may be used for any event above $125,000, up to a maximum recovery of $15,000. This $15,000 second layer of coverage applied in total to all events occurring during the treaty year of June 1, 2015 through May 31, 2016. The aggregate loss the Company would retain for two catastrophes occurring during the treaty year was $5,000.

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

The Company ceded $14,976 and $9,512 in written premiums under its excess of loss treaties for the nine months ended September 30, 2016 and 2015, respectively.

In June 2015, we began writing business through a quota-share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we act as a reinsurer, and have assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas. Our quota-share percentage varies from 50%-100% of wind/hail premium written by Brotherhood, dependent upon the geographic location (coastal areas versus non-coastal areas) within the State of Texas. For the nine months ended September 30, 2016, we have written $1,367 in assumed premiums and have approximately 500 in-force policies under this agreement as of September 30, 2016.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The impact of reinsurance treaties on the Company’s financial statements is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Premium written:
Gross	$13,966	$11,803	$39,484	$32,002
Ceded	(5,973)	(3,564)	(15,414)	(9,854)
Net premium written	$7,993	$8,239	$24,070	$22,148

Premium earned:
Gross	$12,546	$9,800	$35,822	$27,504
Ceded	(5,410)	(3,399)	(12,953)	(8,834)
Net premium earned	$7,136	$6,401	$22,869	$18,670

Losses and LAE incurred:
Gross	$12,845	$3,702	$28,325	$7,321
Ceded	(6,402)	(377)	(13,408)	(350)
Net losses and LAE incurred	$6,443	$3,325	$14,917	$6,971

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

DPAC as well as the related amortization expense associated with DPAC for the three and nine months ended September 30, 2016 and 2015, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Balance, beginning of period, net	$4,139	$3,417	$4,030	$3,091
Additions	2,325	2,027	6,487	5,450
Amortization	(2,095)	(1,676)	(6,148)	(4,773)
Balance, September 30, net	$4,369	$3,768	$4,369	$3,768

7. Loss and Loss Adjustment Expense Reserves

The Company continually revises its estimates of the ultimate financial impact of claims made. A significant degree of judgment is required to determine amounts recorded in the consolidated financial statements for the provision for loss and loss adjustment expense reserves. The process for establishing this provision reflects the uncertainties and significant judgmental factors inherent in predicting future results of both known and unknown loss events. The process of establishing the provision for loss and loss adjustment expense reserves relies on the judgment and opinions of a large number of individuals, including the opinions of the Company’s independent actuaries.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The Company’s evaluation of the adequacy of loss and loss adjustment expense reserves includes a re-estimation of the liability for loss and loss adjustment expense reserves relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision, net of amounts recoverable from reinsurers, for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Balance, beginning of period, gross of reinsurance	$5,884	$1,458	$2,123	$1,211
Less reinsurance recoverable on loss and LAE expense reserves	(3,431)	(108)	(120)	(363)
Balance, beginning of period, net of reinsurance	2,453	1,350	2,003	848
Incurred related to:
Current year	6,487	3,228	15,090	6,875
Prior years	(44)	97	(173)	96
Paid related to:
Current year	(5,671)	(2,985)	(12,719)	(5,557)
Prior years	36	(102)	(940)	(674)
Balance, September 30, net of reinsurance	3,261	1,588	3,261	1,588
Plus reinsurance recoverable related to loss and LAE expense reserves	5,366	456	5,366	456
Balance, September 30, gross of reinsurance	$8,627	$2,044	$8,627	$2,044

8. Income Taxes

Income tax expense (benefit) for the three and nine months ended September 30, 2016 varies from the amount that would result by applying the applicable statutory federal income tax rate of 34% to income before income taxes as summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Income tax expense (benefit) at statutory income tax rate	$(902)	$(7)	$(743)	$(1,088)
State income tax (net of federal tax benefit)	54	86	131	132
Nondeductible expenses	1	2	7	8
Other	—	1	—	1
Income tax expense (benefit)	$(847)	$82	$(605)	$(947)

The Company carries a net deferred income tax asset of $555 and $506 at September 30, 2016 and December 31, 2015, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income. Significant components of the Company’s net deferred tax assets are as follows:

	September 30, 2016	December 31, 2015
Deferred income tax assets:
Loss and loss adjustment expense reserves	$36	$22
Unearned premium reserves	1,604	1,462
Net operating loss carryforwards	389	284
Other	609	542
Deferred income tax assets	$2,638	$2,310

Deferred income tax liabilities:
Deferred policy acquisition costs	$1,485	$1,370
State deferred taxes	426	378
Other	172	56
Deferred income tax liabilities	$2,083	$1,804

Net deferred income tax assets	$555	$506

As of September 30, 2016, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit).

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

9. Net Loss Per Share

Net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted loss per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted loss per share for the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic and Diluted:
Net loss	$(1,806)	$(103)	$(1,581)	$(2,252)
Weighted average common shares outstanding	6,022,983	6,261,378	6,076,838	6,324,638
Loss per common share	$(0.30)	$(0.02)	$(0.26)	$(0.36)

The following potentially dilutive securities outstanding at September 30, 2016 and 2015 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of September 30,
	2016	2015
Options to purchase common stock	210,489	210,489
Warrants to purchase common stock	1,906,875	1,906,875
Restricted stock units	20,500	20,500
Performance shares	475,000	475,000
	2,612,864	2,612,864

10. Options, Warrants, and Restricted Stock Units

The Company has established an equity incentive plan for employees and directors of the Company (the “Plan”). The purpose of the Plan is to create incentives designed to motivate recipients to contribute toward the Company’s growth and success, and also to attract and retain persons of outstanding competence, and provide such persons with an opportunity to acquire an equity interest in the Company. In April 2015, the Company’s shareholders approved an amendment to the Plan to allow for the issuance of additional award types under the Plan. In addition to non-qualified stock options issuable under the Plan, the amendment provides for the issuance of restricted stock, restricted stock units (“RSUs”), performance shares, performance cash awards, and other stock-based awards. The Plan provides for the issuance of 354,912 shares of common stock. As of September 30, 2016, both stock options and RSUs have been issued to the Company’s employees under the Plan resulting in 156,956 shares available for future issuance under the Plan. There were no grants, exercises, or cancellations of the Company’s stock options for the nine months ended September 30, 2016.

The following table summarizes the Company’s stock options outstanding as of September 30, 2016.

Stock Options Outstanding as of September 30, 2016
Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
02/28/2014	8.00	12/31/2016	0.25	33,033	33,033
03/31/2014	8.00	03/31/2019	2.50	163,301	124,109
04/04/2014	8.69	04/04/2019	2.51	14,155	10,757
			Total	210,489	167,899

On May 29, 2015, the Company’s Board of Directors granted RSUs to certain of its executive officers under the Plan. Each RSU granted entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest as follows: (i) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $10.00 per share and; (ii) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $12.00 per share. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire, however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. The following table summarizes RSU activity for the nine months ended September 30, 2016.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2015	20,500	$1.34
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested units, September 30, 2016	20,500	$1.34

Due to the fact that the Company’s RSUs vest based upon market conditions, the Company used a Monte Carlo valuation model to estimate their fair value as of the date of grant. Based on the model, the estimated fair value on grant date was determined to be $28, which the Company will recognize as compensation expense over a derived service period of approximately two years.

Total stock based compensation expense for the nine months ended September 30, 2016 and 2015 was $30 and $47, respectively. As of September 30, 2016, total unrecognized stock compensation expense of $38 remained, which will be recognized through March 31, 2018.

There were no grants, exercises, or cancellations of the Company’s common stock warrants for the nine months ended September 30, 2016. The following table summarizes the Company’s warrants outstanding as of September 30, 2016.

Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding and Exercisable
03/31/2014	9.60	03/31/2019	2.50	312,500
03/31/2014	10.00	03/31/2019	2.50	94,375
02/24/2015	15.00	02/24/2022	5.41	1,500,000
			Total	1,906,875

11. Shareholders’ Equity

Treasury Shares

On December 1, 2014, the Company’s Board of Directors authorized a share repurchase program for up to 500,000 shares of the Company’s common stock. During the three and nine months ended September 30, 2016, the Company repurchased 78,637 and 153,905 shares, respectively. Through September 30, 2016, the Company has repurchased an aggregate 377,756 shares at an aggregate purchase price of $2,753, or $7.29 per share, including all fees and commissions. On January 29, 2016, the Company retired 250,000 of its treasury shares, resulting in a reclassification of the purchase price of $1,917 to additional paid in capital.

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

Performance Share Grant Agreement

On March 26, 2014, the Company entered into the Performance Share Grant Agreement (“PSGA”) with KAI whereby KAI will be entitled to receive up to an aggregate 375,000 shares of PIH common stock upon achievement of certain milestones regarding the Company’s stock price. Pursuant to the terms of the PSGA, if at any time the last sales price of the Company’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). KAI will not be entitled to any dividends declared or paid on the Company’s stock prior to the issuance of shares to KAI. As of September 30, 2016, the Company had not issued any shares under the PSGA.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the Preferred Shares have a mandatory redemption date of February 24, 2020, the guidance required that we classify the Preferred Shares as a liability on our consolidated balance sheet, rather than recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 redemption amount plus dividends expected to be paid on the Preferred Shares while outstanding, discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $1,889 will be charged to interest expense through February 24, 2020 using the effective interest method.

The Company applied the guidance outlined in ASC 505-50 – Equity-Based Payments to Non-Employees in recording the issuance of the Warrants and Performance Shares by recognizing an increase to equity for the estimated fair value of both instruments for the three months ended March 31, 2015. We estimated the fair value of the Warrants on grant date based upon the Black-Scholes option pricing model. Significant assumptions used in determining the fair value of the Warrants were as follows:

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

Investment in Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $100 as of September 30, 2016. The managing member of Argo, Mr. John T. Fitzgerald, was also appointed to KFSI’s board of directors on April 21, 2016.

13. Accumulated Other Comprehensive Income (Loss)

The table below details the change in the balance of each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended June 30, 2016 and 2015.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Unrealized gains (losses) on available-for-sale securities:
Balance, beginning of period	$259	$(7)	$(62)	$(1)
Other comprehensive income before reclassifications	(10)	100	478	90
Amounts reclassified from accumulated other comprehensive income	(6)	—	(8)	—
Income taxes	5	(34)	(160)	(30)
Net current-period other comprehensive income	(11)	66	310	60
Balance, September 30	$248	$59	$248	$59

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

The FASB has issued guidance that defines fair value as the exchange price that would be received for and asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires and entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.
•	Level 2 – inputs to the valuation methodology which include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly for substantially the full-term of the financial instrument.
•	Level 3 – inputs to the valuation methodology which are unobservable and significant to the measurement of fair value.

Financial instruments measured at fair value as of September 30, 2016 and December 31, 2015 in accordance with this guidance are as follows.

As of September 30, 2016	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. government and government agencies	$—	$1,344	$—	$1,344
State municipalities and political subdivisions	—	2,301	—	2,301
Asset-backed securities and collateralized mortgage obligations	—	12,886	—	12,886
Corporate	—	11,550	—	11,550
Total fixed income securities	—	28,081	—	28,081

Equity securities:
Common stock	1,050	—	—	1,050
Total equity securities	1,050	—	—	1,050

Total fixed income and equity securities	$1,050	$28,081	$—	$29,131

As of December 31, 2015
Fixed income securities:
U.S. government and government agencies	$—	$712	$—	$712
State municipalities and political subdivisions	—	1,651	—	1,651
Asset-backed securities and collateralized mortgage obligations	—	9,017	—	9,017
Corporate	—	8,858	—	8,858
Total	$—	$20,238	$—	$20,238

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Statutory Surplus and Capital Requirements

In order to retain its certificate of authority in the State of Louisiana, Maison is required to maintain a minimum capital surplus of $5,000. As of September 30, 2016 Maison’s capital surplus was $17,966.

The LDI employs risk-based capital (“RBC”) reports to monitor Maison’s financial condition.  Risk-based capital is determined in accordance with a formula adopted by the NAIC which takes into consideration the covariance between asset risk, credit risk, underwriting risk, and other business risks. The RBC report determines whether Maison falls into the “no action” level or one of the four action levels set forth in the Louisiana Insurance Code.  Furthermore, in order to retain its certificate of authority in the State of Texas, Maison is required to maintain an RBC ratio of 300% or more. As of September 30, 2016, Maison’s RBC ratio was above 300%.

States routinely require deposits of assets for the protection of policyholders. As of September 30, 2016, Maison held investment securities with a fair value of approximately $100 as a deposit with the LDI and investment securities with a fair value of approximately $2,027 as a deposit with the TDI.

Surplus Notes

PIH, as the parent company of Maison, is subject to the insurance holding company laws of the State of Louisiana, which, among other things, regulate the terms of surplus notes issued by insurers to their parent company. Maison’s capital is comprised of four surplus notes issued to PIH for the total principal amount of $5,500, all of which have been approved by the LDI prior to their issuance. The first note, issued in October 2013 in the principal amount of $650 will mature in October 2017. The second note, in the principal amount of $850 was issued in December 2015 and will mature in December 2017. The third note was issued in March 2016 in the principal amount of $550 and will mature in March 2018. The fourth note, in the principal amount of $3,450, was issued in September 2016 and will mature in September 2018. All notes accrue interest at 10% per annum. Interest payments on the notes are due annually, and are also subject to prior approval by the LDI.

Dividend Restrictions

As a Louisiana domiciled insurer, the payment of dividends from our insurance subsidiary is restricted by the Louisiana Insurance Code.  Dividends can only be paid if an insurer’s paid-in capital and surplus exceed the minimum required by the Louisiana Insurance Code.   Any dividend or distribution that when aggregated with any other dividends or distributions made within the preceding twelve months exceeds the lesser of (a) ten percent of the insurer’s surplus as regards policyholders as of the thirty-first day of December next preceding;  or (b) the net income of the insurer, not including realized capital gains, for the twelve month period ending the thirty-first day of December next preceding; is considered to be extra-ordinary and shall not be paid until thirty days after the LDI has received notice of the declaration thereof and has not within that period disapproved the payment, or until the LDI has approved the payment within the thirty-day period. In determining whether a dividend or distribution is extra-ordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out in dividends.

As of September 30, 2016, Maison had not paid any dividends to its sole shareholder, PIH.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Operating Lease Commitments:

As of September 30, 2016, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ending September 30,
2017	$342
2018	303
2019	298
2020	25
2021 and thereafter	—
$968

17. Subsequent Event

Participation in Texas Windstorm Insurance Association Depopulation

On September 30, 2016, the Company’s insurance subsidiary, Maison was notified by the State of Texas that it has been approved to assume wind/hail only policies under the 2016-2017 Texas Windstorm Insurance Association (“TWIA”) assumption reinsurance depopulation program pursuant to various guidelines developed by the TDI under the Texas Insurance Code. On November 7, 2016, Maison was notified that it had initially assumed approximately 1,700 policies under the program. Under the terms of the program, assumption of premium will occur on December 1, 2016. Pursuant to the approval, Maison will be required to increase its contributed capital by $550, which Maison intends to accomplish via the issuance of a surplus note to Maison’s parent, PIH, prior to November 16, 2016.

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

Prior to March 31, 2014, the Company operated as a wholly owned subsidiary of Kingsway America, Inc. (“KAI”). KAI, in turn, is a wholly owned subsidiary of Kingsway Financial Services, Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering of its common stock and then on June 13, 2014, the Company completed a follow-on offering. Through the combination of the IPO and follow-on offering, the Company issued approximately five million shares of its common stock. As of September 30, 2016 KAI and companies affiliated with KAI held approximately 1.1 million shares of our common stock, equivalent to 18.0% of our outstanding shares.

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

Maison began writing commercial business in Texas in June 2015, through a quota-share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, Maison has assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas.

Maison distributes its insurance policies through a network of independent agencies in Louisiana and Texas. These agencies typically represent several insurance companies in order to provide various insurance product lines to their clients. The Company refers to these policies as voluntary policies.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Our in-force policy counts as of September 30, 2016 and December 31, 2015 are as follows:

	Policies in-force as of
Source of Policies	September 30, 2016	December 31, 2015

Total Takeout Policies in Force	8,207	8,957

Homeowners	16,941	14,283
Manufactured Homes	4,638	4,343
Other Dwellings	2,077	806
Total Voluntary Policies in Force	23,656	19,432

Total Direct Policies in Force	31,863	28,389

We do not consider the commercial wind/hail only book of business we have written in Texas in our policies-in-force count as of September 30, 2016 since we have assumed this business through our quota share agreement with Brotherhood. As of September 30, 2016, we have assumed wind/hail coverage on approximately 500 in-force policies in Texas through this agreement.

MMI serves as the Company’s management services subsidiary and provides underwriting, policy administration, claims administration, marketing, accounting and other management services to Maison. MMI contracts with independent agencies for policy sales and services, and contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by and subject to the regulatory oversight of both the Louisiana and Texas Departments of Insurance (“LDI” and “TDI”, respectively).

On January 2, 2015, the Company completed its acquisition of 100% of the membership interest of ClaimCor, a claims and underwriting technical solutions company. Maison processing claims made by our policyholders through ClaimCor, and also through various third-party claims adjusting companies. We have the ultimate authority over the claims handling process, while the agencies we appoint have no authority to settle our claims or otherwise exercise control over the claims process.

The Company operates in in a single segment – property and casualty insurance.

As previously announced on October 17, 2016, the Company and its Board of Directors have commenced a strategic and financial review to evaluate various means of enhancing shareholder value.  This review will include, among other things, a thorough evaluation of the Company’s current operating plan and assessing potential new states or geographies in which the Company can grow while generating appropriate returns on equity with controlled risk. The Board of Directors and management will also examine value-enhancing initiatives such as continuing and expanding the Company’s share-repurchase program, sale of certain assets of the Company, or some other business combination. There can be no assurance that this strategic and financial review will result in any specific action or outcome. The Company does not intend to comment further regarding such review but does expect to provide an update to shareholders before the end of the fiscal year.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Critical Accounting Policies

See Note 2 – “Significant Accounting Policies” in the Notes to our consolidated financial statements for the nine months ended September 30, 2016 included in Item 1 of the Quarterly Report on Form 10-Q for a discussion of the Company’s critical accounting policies.

New Accounting Pronouncements

See Note 3 – “Recently Issued Accounting Standards” in the Notes to our consolidated financial statements for the nine months ended September 30, 2016 included in Item 1 of the Quarterly Report on Form 10-Q for a discussion of the recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition

As of September 30, 2016 compared to December 31, 2015

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

The table below summarizes, by type, the Company’s investments as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government and government agencies	$1,344	4.3%	$712	3.3%
State municipalities and political subdivisions	2,301	7.3%	1,651	7.6%
Asset-backed securities and collateralized mortgage obligations	12,886	41.0%	9,017	41.6%
Corporate	11,550	36.7%	8,858	41.0%
Total fixed income securities	28,081	89.3%	20,238	93.5%
Equity securities	1,050	3.4%	—	—%
Short-term investments	1,933	6.1%	1,149	5.3%
Limited liability investments	387	1.2%	248	1.2%
Total investments	$31,451	100.0%	$21,635	100.0%

Pursuant to the certificate of authority we received from the TDI, we are required to deposit securities with the State of Texas. These securities consist of fixed income securities listed in the table above having an amortized cost basis of $2,001 and an estimated fair value of $2,027 as of September 30, 2016.

The Company’s limited liability investments are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $387 through September 30, 2016. One of these limited partnerships is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016 is wholly owned by KFSI. The Company has accounted for its investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Liquidity and Cash Flow Risk

The table below summarizes the fair value of the Company’s fixed income securities by contractual maturity as of September 30, 2016 and December 31, 2015. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	September 30, 2016		December 31, 2015
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
One year or less	$1,153	4.1%	$1,012	5.0%
More than one to five years	14,114	50.3%	10,414	51.5%
More than five to ten years	3,881	13.8%	2,259	11.2%
More than ten years	8,933	31.8%	6,553	32.3%
Total	$28,081	100.0%	$20,238	100.0%

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

At September 30, 2016 and December 31, 2015, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

	September 30, 2016		December 31, 2015
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$15,940	56.7%	$10,741	53.0%
Aa/Aa	2,997	10.7%	2,520	12.5%
A/A	6,786	24.2%	4,745	23.4%
BBB	2,358	8.4%	2,232	11.1%
Total fixed income securities	$28,081	100.0%	$20,238	100.0%

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

As a result of the analysis performed by the Company, there were no write-downs for other-than-temporary impairments related to investments for the three and nine months ended September 30, 2016 and 2015.

As of September 30, 2016, the gross unrealized losses for fixed income and equity securities amounted to $17, and there were no unrealized losses attributable to non-investment grade fixed income securities. At both September 30, 2016 and December 31, 2015, all unrealized losses on individual investments were considered temporary. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded the declines in value were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and policy processing fees that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable and represent those costs related to acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC increased $339, to $4,369 at September 30, 2016 from $4,030 at December 31, 2015, corresponding with the increase to our unearned premium reserve over the same time period.

Effective January 1, 2016, we amended the terms of our quota-share agreement with Brotherhood such that the premiums we receive, and the commissions we pay, are remitted on an earned basis. Previously, commissions and premiums were remitted on an as written basis. While this change does not impact the net income earned as a result of the agreement, it does impact certain assets and liabilities on our consolidated financial statements, such as our unearned premium reserves and DPAC asset. This change to our quota-share agreement with Brotherhood resulted in a $221 decrease to DPAC from December 31, 2015 to September 30, 2016.

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowances for credit losses, decreased by $293 to $2,102 as of September 30, 2016 from $2,395 as of December 31, 2015. Due to our participation in the Citizens take-out program on December 1, 2015, we had a balance due from Citizens in the amount of $460 as of December 31, 2015. This balance had been reduced to $62 as of September 30, 2016.

Ceded Unearned Premiums

Ceded unearned premiums represents the unexpired portion of premiums which have been paid to the Company’s reinsurers. Ceded unearned premiums are charged to income over the terms of the respective reinsurance treaties. Ceded unearned premiums increased $1,646 to $4,451 as of September 30, 2016 from $2,805 as of December 31, 2015 which is predominantly due to the timing of installment payments due under our excess of loss catastrophe treaties. As we entered into a new treaty effective June 1, 2016, with higher limits compared to our prior treaty which expired on May 31, 2016, the amount of premium we cede and therefor due under our installment agreement has increased over the prior treaty year.

Reinsurance Recoverable

Reinsurance recoverable on both paid losses and loss reserves represents amounts due to the Company, or expected to be due to the Company from its reinsurers, based upon claims paid as well as claims reserves which have exceeded the retention amount under our reinsurance treaties. As of September 30, 2016, we have recorded expected recoveries from our reinsurers of $2,620 on paid losses and $5,366 on loss and loss adjustment expense reserves, resulting primarily from a series of severe storms which produced multiple tornadoes and flooding in the state of Louisiana in late February 2016, a wind and hail event occurring in both Texas and Louisiana in early March 2016, as well as a wind and flooding event which occurred in Louisiana in mid-August 2016. See “Loss and Loss Adjustment Expense Reserves” in Item 2 of this report for further discussion on the Company’s claims reserves and expected recoveries.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Current Income Taxes Recoverable/Payable

Current income taxes recoverable were $1,571 as of September 30, 2016 compared to $965 as of December 31, 2015 which represent the estimate of both the Company’s state and federal income taxes to be recovered for the nine months ended September 30, 2016 and year ended December 31, 2015, respectively, less estimated payments made during each period.

Net Deferred Income Taxes

Net deferred income taxes increased $49 to $555 as of September 30, 2016 compared to $506 as of December 31, 2015. Net deferred income taxes are comprised of approximately $2,638 and $2,310 of deferred tax assets, net of approximately $1,083 and $1,804 of deferred tax liabilities as of September 30, 2016 and December 31, 2015, respectively. The change in the net deferred tax asset is primarily due to an increase in the deferred tax assets related to our net operating loss carryforwards and unearned premium reserves.

Property and Equipment

Property and equipment was $266 and $234 as of September 30, 2016 and December 31, 2015, respectively, and consists of computers, office equipment, and improvements at our leased facilities in Tampa, Florida and Baton Rouge, Louisiana, shown net of accumulated depreciation. Also included in these balances are vehicles we have purchased for the use of our sales representatives in the state of Texas. Our policy for the capitalization and depreciation of these assets can be found in Note 2 – Significant Accounting Policies in Item 1 of this report.

Other Assets

Other assets increased $69, to $774 as of September 30, 2016 from $705 as of December 31, 2015. The major components of other assets, and the change therein, are shown below.

Other Assets	September 30, 2016	December 31, 2015	Change
Accrued interest on investments	$106	$77	$29
Security deposits for facility leases	38	38	—
Prepaid expenses	627	590	37
Other	3	—	3
Total	$774	$705	$69

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred and but not reported (“IBNR”) loss events, as well as the related estimated loss adjustment expenses (“LAE”). The table below separates our loss reserves and LAE between IBNR and case specific estimates as of September 30, 2016 and December 31, 2015, and also shows the expected reinsurance recoverable on those reserves.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
September 30, 2016
Homeowners(1)	$2,528	$432	$2,960	$4,376	$7,336	$4,405
Special Property(2)	846	21	867	424	1,291	961
Total	$3,374	$453	$3,827	$4,800	$8,627	$5,366

December 31, 2015
Homeowners	$758	$72	$830	$1,070	$1,900	$120
Special Property	49	9	58	165	223	—
Total	$807	$81	$888	$1,235	$2,123	$120

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

For the nine months ended September 30, 2016, the Company reported $173 of favorable development (redundancy) for loss and loss adjustment expense reserves from prior accident years. This favorable development was primarily related to our aggregate catastrophe reinsurance treaty, which ran from June 1, 2015 through May 31, 2016, and has allowed us to recover multiple weather related claims once our excess of loss reinsurance retentions were met, as a result of significant storm activity in February and March 2016.

Gross reserves as of September 30, 2016 were $8,627, an increase of $6,504 from December 31, 2015. A significant portion of this increase relates to reserves established for three weather related events in the markets we serve that occurred in February, March and August 2016, accounting for approximately $3,581 of the gross reserve as of September 30, 2016. Our reinsurance recoverable of $5,366 as of September 30, 2016 includes the same amount as due from our reinsurers as we have met the retention pursuant to our catastrophe excess of loss treaties for these three events. See ‘Net Losses and Loss Adjustment Expenses” in Item 2 of this report for further information.

The Company cannot predict whether loss and loss adjustment expense reserves will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. Any such development could have a material effect on the Company’s consolidated financial results for a given period.

Unearned Premium Reserves

Unearned premium reserves increased $2,902 to $26,344 as of September 30, 2016 compared to $23,442 as of December 31, 2015.

The following table outlines the change in unearned premium reserves by line of business.

	September 30, 2016	December 31, 2015	Change
Homeowners	$17,846	$15,688	$2,158
Special Property	8,498	7,754	744
Total	$26,344	$23,442	$2,902

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable increased $2,333 to $5,616 as of September 30, 2016 compared to $3,283 as of December 31, 2015, primarily as a result of the timing of payments due under our reinsurance programs. As we continue to increase the premiums we write on a gross basis, the amount of premium we cede to our reinsurers will also generally increase. The bulk of the balance payable as of September 30, 2016 represents a quarterly payment due under our catastrophe reinsurance program, which was paid in October 2016.

Agency Commissions Payable

Agency commissions payable increased $139 to $542 as of September 30, 2016 versus $403 as of December 31, 2015. As agency commissions are paid in arrears, this balance represents commissions owed to the Company’s independent agencies on policies written throughout the months ended September 30, 2016 and December 31, 2015, respectively. As the commissions we pay to our independent agencies are based upon a percentage of the premium our agencies write, the balance due will vary directly with the volume of premium written in the previous month.

Premiums Collected in Advance

Premium deposits were $1,689 and $870 and represent cash the Company has received for policies which were not yet in-force as of September 30, 2016 and December 31, 2015, respectively. Upon the effective date of coverage, advance premiums are reclassified to the unearned premium reserve account.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities decreased $85, to $1,778 as of September 30, 2016 from $1,863 as of December 31, 2015. The major components of accrued expenses and other liabilities, as well as the change therein, are shown below.

	September 30, 2016	December 31, 2015	Change
Accrued employee compensation	$110	$352	$(242)
Accrued professional fees	516	267	249
Unearned policy fees	202	168	34
Accrued premium taxes and assessments	884	1,004	(120)
Other accounts payable	66	72	(6)
Total	$1,778	$1,863	$(85)

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

Since the Preferred Shares have a mandatory redemption provision requiring redemption on February 24, 2020, the Company was required to classify the Preferred Shares as a liability on the balance sheet instead of recording the value of these shares in equity. The resulting liability was recorded at a discount to the ultimate redemption amount of the Preferred Shares based upon an analysis of the cash payments expected to occur under the terms of the Preferred Shares discounted for the Company’s estimated cost of equity (13.9%). As a result, amortization in the amount of $1,889 will be charged to operations during the period the Preferred Shares are outstanding using the effective interest method. For the quarter and nine months ended September 30, 2016, amortization of the discount on the Preferred Shares totaled $89 and $263, respectively.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Investment in Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $100 as of September 30, 2016. The managing member of Argo, Mr. John T. Fitzgerald, was also appointed to KFSI’s board of directors on April 21, 2016.

Contractual Obligations

As of September 30, 2016, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ending September 30,
2017	$342
2018	303
2019	298
2020	25
Total	$968

Shareholders’ Equity

The primary drivers behind the changes to total shareholders’ equity for the nine months ended September 30, 2016 were the purchase (and retirement) of treasury shares pursuant to the Company’s share buyback program, as well as the Company’s net loss from operations and net unrealized gains on our investment portfolio as shown below.

	Common Shares	Treasury Shares	Total Shareholders’ Equity
Balance, December 31, 2015	6,134,274	223,851	$47,506
Stock compensation expense	—	—	30
Repurchases of common stock	(153,905)	153,905	(1,022)
Retirement of treasury shares	—	(250,000)	—
Net loss	—	—	(1,581)
Unrealized gains on investment portfolio (net of income taxes)	—	—	310
Balance, September 30, 2016	5,980,369	127,756	$45,243

Results of Operations

Three and Nine Months Ended September 30, 2016 Compared with Three and Nine Months Ended September 30, 2015

Gross Premiums Written

Gross premiums written increased $2,163 or 18% for the three months ended September 30, 2016, when compared to the same period in 2015. On a year-to-date basis, gross premiums written increased $7,482 or 23% to $39,484. The following table shows our direct premiums written by line of business.

	Three months ended September 30,			Nine months ended September 30,
Line of Business	2016	2015	Change	2016	2015	Change
Homeowners	$9,402	$8,670	$732	$25,577	$22,644	$2,933
Special Property	4,564	3,133	1,431	13,907	9,358	4,549
Gross Premium Written	$13,966	$11,803	$2,163	$39,484	$32,002	$7,482

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Ceded Premiums Written

Ceded premiums written increased to $5,973 for the three months ended September 30, 2016, compared to $3,564 for the same period 2015. For the nine month periods ending September 30, 2016 and 2015, ceded premiums written were $15,414 and $9,854, respectively, an increase of $5,560. The increase in ceded premiums written is primarily due to an increase in limits purchased under our catastrophe excess of loss reinsurance (“CAT XOL”) program. As our treaty years run from June 1st through May 31st of each year, the nine month period ending September 30, 2015 covers ceded premiums written under both our 2014/2015 CAT XOL treaty and our 2015/2016 CAT XOL treaty. Similarly, the nine month period ending September 30, 2016 covers ceded premiums written under both our 2015/2016 and 2016/2017 CAT XOL treaties. The following table is a summary of the key provisions under each of our CAT XOL treaties.

	2014/2015 CAT XOL Treaty 06/01/14 – 05/31/15	2015/2016 CAT XOL Treaty 06/01/15 – 05/31/16	2016/2017 CAT XOL Treaty 06/01/16 – 05/31/17
Wind/Hail loss occurrence clause(1)	120 hours	144 hours	144 hours
Retention on first occurrence	$3,000	$4,000	$5,000
Retention on second occurrence	$2,000	$1,000	$2,000
Limit of coverage including first event retention	$92,000	$140,000	$200,000

(1)    Specifies the time period during which our losses from the same occurrence may be aggregated and applied to our retention and limits. We may pick the date and time when the period of consecutive hours begin in order to maximize our recovery.

The total cost of our CAT XOL coverage is estimated to be approximately $21,000 for the 2016/2017 treaty year.

Net Premium Earned

The following table shows our net premiums earned by line of business.

	Three months ended September 30,			Nine months ended September 30,
Line of Business	2016	2015	Change	2016	2015	Change
Homeowners	$4,996	$4,898	$98	$15,792	$13,707	$2,085
Special Property	2,140	1,503	637	7,077	4,963	2,114
Net premium earned	$7,136	$6,401	$735	$22,869	$18,670	$4,199

The increase in net premiums earned is due primarily to the increase in gross written premiums less premiums ceded as previously discussed. Premium earned on a gross and ceded basis is as shown in the following table.

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Gross premium earned	$12,546	$9,800	$2,746	$35,822	$27,504	$8,318
Ceded premium earned	(5,410)	(3,399)	(2,011)	(12,953)	(8,834)	(4,119)
Net premium earned	$7,136	$6,401	$735	$22,869	$18,670	$4,199

Other Income

Other income increased $102 to $345 for the quarter ended September 30, 2016, compared to $243 for the same period in 2015. Other income also increased $160 for the nine months ended September 30, 2016 compared to the same period in 2015. Other income is comprised of claims adjusting fee revenue earned by our subsidiary, ClaimCor, policy fee income charged to our policyholders for inspections, premium financing fees for those policyholders which elect to pay their premiums on an installment basis, and also commission revenue resulting from a brokerage sharing agreement between our insurance subsidiary, Maison, and the intermediary Maison uses to place its CAT XOL reinsurance program.

Net losses and loss adjustment expenses

Net losses and LAE represent both actual payments made and changes in estimated future payments to be made to our policyholders. The following table sets forth the components of our losses and loss ratios for the periods presented.

	Nine months ended September 30,
	2016		2015
	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)
Weather-related non-catastrophe losses	$430	1.9%	$2,230	11.9%
Non-weather related losses	4,876	21.3%	2,650	14.2%
Core loss(1)	5,306	23.2%	4,880	26.1%
Catastrophe loss(2)	9,784	42.8%	1,995	10.7%
Prior period (redundancy) development(3)	(173)	(0.8)%	96	0.5%
Total	$14,917	65.2%	$6,971	37.3%

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

(1)	We define Core Loss as net losses and LAE less the sum of catastrophe losses and prior period redundancy.
(2)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25 million of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a catastrophe as a PCS event where our estimated cost exceeds $1,500.
(3)	Prior period development is the amount of ultimate actual loss settlement value which is more than the estimated reserves recorded for a particular liability or loss, while redundancy represents the ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

Our net loss ratio (net losses and LAE divided by net premiums earned) for the three and nine months ended September 30, 2016 was 90.3% and 65.2% respectively, compared to a net loss ratio of 51.9% and 37.3% for the three and nine months ended September 30, 2015. While we experienced what we consider a lower than average amount of incurred losses in the first quarter 2015 (in both frequency and severity), the first quarter 2016 was marked by severe storms which produced multiple tornadoes throughout Louisiana and Texas in February and March 2016. Similarly, in August 2016, a tropical depression stalled over Louisiana resulting in severe flooding throughout the state. Our total incurred losses from these three separate events exceeded $1,500 each, and thus we have defined these events as catastrophe losses in the table above. The February and March events were covered under our 2015/2016 CAT XOL program which was structured such that our retention was set at $4,000 for the first event, and when a second event occurs within the same treaty year, as did with the March 2016 storms, our retention drops to $1,000 for this second storm. Since our reinsurance programs run from June 1st through May 31st of each year, the August 2016 flooding event was covered under our 2016/2017 CAT XOL program, and thus we were subject to a first occurrence retention of $5,000 for this storm. After anticipated recoveries under both our catastrophe and per-risk reinsurance treaties, our net incurred losses from these three events were $9,784 through September 30, 2016, accounting for approximately two-thirds of the current year’s loss ratio.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred acquisition costs for the third quarter 2016 was $2,095 compared to $1,676 for the third quarter of 2015, and includes items such as commissions earned by our agencies, premium taxes, assessments, and policy processing fees. Amortization for the nine months periods ending September 30, 2016 and 2015 was $6,148 and $4,773 respectively. Amortization charges correlate with earned premiums over the same period shown by calculating deferred policy acquisition cost amortization as a percentage of earned premiums, which was 29.4% and 26.2% for the three month periods, and 26.9% and 25.7% for the nine month periods ending September 30, 2016 and 2015 respectively.

General and Administrative Expenses

General and administrative expenses were $1,658 for the quarter ended September 30, 2016, compared to $1,624 the quarter ended September 30, 2015. General and administrative expenses expressed as a percentage of net premium earned have decreased to 21.8% for the nine month period in 2016 compared to 29.0% for the same period 2015 due, in large, to growth in our written premium outpacing increases in expenses.

Loss on Termination of Management Services Agreement

Upon the termination of the MSA with 1347 Advisors, we recorded a loss of $5,421 for the nine months ended September 30, 2015, representing the estimated fair value of the cash, warrants, preferred shares and performance shares paid to Advisors. For the nine months ended September 30, 2016, we also recorded a charge in the amount of $263 associated with the amortization of the discount recorded on the preferred shares issued in the transaction, compared to a charge of $194 for the same period in 2015. See “Related Party Transactions” in the Analysis of Financial Condition above for further information on the termination of the MSA.

Income Tax (Benefit) Expense

Income tax benefit for the three months ended September 30, 2016 was $847, on pretax losses of $2,653 compared to an expense of $82 on pretax losses of $21 for the three months ended September 30, 2015. For the nine month period ended September 30, 2016 income tax benefit was $605 on pretax losses of $2,186, compared to a benefit of $947 on pretax losses of $3,199 for the nine month period ended September 30, 2015.

Net (Loss) Income

As a result of the foregoing, the Company’s net loss for the third quarter 2016 was $1,806 compared to a net loss of $103 for the third quarter of 2015. For the nine months ended September 30, 2016, the Company’s net loss was $1,581, or $0.26 per diluted share, compared to a net loss of $2,252, or $0.36 per diluted share for the nine months ended September 30, 2015.

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

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the nine months ended September 30, 2016 and 2015.

	Nine months ended September 30,
Summary of Cash Flows	2016	2015
Net cash provided by operating activities	$1,659	$4,804
Net cash used by investing activities	(9,428)	(6,746)
Net cash used by financing activities	(1,262)	(1,235)
Net decrease in cash and cash equivalents	$(9,031)	$(3,177)

Nine months ended September 30, 2016

For the nine months ended September 30, 2016, the net cash provided by operating activities as reported on our consolidated statement of cash flows was $1,659, driven, in large by our collection of approximately $27,500 in premiums for the year (net of the amounts we have ceded to our reinsurers), less the payment of approximately $13,700 in loss and LAE expenses (net of ceded recoveries collected from our reinsurers). We also paid approximately $5,300 in commissions to our agencies, as well as to Brotherhood and Citizens as ceding commissions. Lastly, cash payments in the approximate amount of $6,800 were made for taxes, assessments and general and administrative expenses.

The net cash used by investing activities as reported on our consolidated statement of cash flows was $9,428, resulting from the net purchases of fixed income, equity securities and short term investments for our investment portfolio. Net cash used by financing activities was $1,262, which results from a dividend payment of $240 to Advisors as holders of the Preferred Shares issued in the MSA termination transaction, as well as the payment of $1,022 for the repurchase of 153,905 shares of our common stock pursuant to our share buyback program.

As a result of the foregoing, cash and cash equivalents decreased from $47,957 as of December 31, 2015 to $38,926 as of September 30, 2016.

Nine months ended September 30, 2015

For the nine months ended September 30, 2015, the net cash provided by operating activities as reported on our consolidated statement of cash flows was $4,804. The source of cash was primarily from the collection of approximately $32,658 in premiums in the period. This amount was reduced by the payment of ceded reinsurance premiums of $8,871, the payment of losses and loss adjustment expenses (net of subrogation recoveries) of $6,230, the one-time cash payment of $2,000 to Advisors pursuant to the termination of the MSA, commissions paid to our agencies equaling $4,271, wages and salaries paid to our employees equaling $1,705, payments to various local and federal regulators for premium and income taxes and assessments in the amount of $2,010, and other net operating payments of $2,767.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Regulatory Capital

In the United States, a risk-based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including Louisiana, the domiciliary state of our insurance subsidiary, Maison, as well as Texas, where Maison began writing business in June 2015, have adopted the NAIC RBC requirements. In general, insurers reporting surplus with respect to policyholders below 200% of the authorized control level, as defined by the NAIC, on December 31st of the previous year are subject to varying levels of regulatory action, which may include discontinuation of operations. As of September 30, 2016, Maison’s reported surplus was considered to be in the “no action” level by the Louisiana Department of Insurance.

Furthermore, pursuant to the consent order approving Maison’s admission into the State of Texas, Maison has agreed to:

•	Establish a deposit of $2,000 for the benefit of Texas policyholders. The Company has fulfilled this obligation by depositing fixed income securities, having an estimated fair value of $2,027 as of September 30, 2016, with the State of Texas.
•	Maintain a Risk-Based-Capital (“RBC”) ratio of 300% or more, and provide calculation of such ratio to the TDI on a periodic basis.
•	Notify the TDI prior to any significant changes in our reinsurance programs.

Subsequent Event

Participation in Texas Windstorm Insurance Association Depopulation

On September 30, 2016, the Company’s insurance subsidiary, Maison was notified by the State of Texas that it has been approved to assume wind/hail only policies under the 2016-2017 Texas Windstorm Insurance Association (“TWIA”) assumption reinsurance depopulation program pursuant to various guidelines developed by the TDI under the Texas Insurance Code. On November 7, 2016, Maison was notified that it had initially assumed approximately 1,700 policies under the program. Under the terms of the program, assumption of premium will occur on December 1, 2016. Pursuant to the approval, Maison will be required to increase its contributed capital by $550, which Maison intends to accomplish via the issuance of a surplus note to Maison’s parent, PIH, prior to November 16, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of September 30, 2016. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

During the quarter ended September 30, 2016, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Equity Securities

On December 1, 2014, our Board of Directors approved a share repurchase program for up to 500,000 shares of our common stock. The following table provides information with respect to shares repurchased during the three months ended September 30, 2016. In November 2015, our Board of Directors approved the continuation of the repurchase program such that we anticipate repurchases to continue to be made periodically at our discretion through the period ending December 31, 2016. Our decisions around the timing, volume, and nature of the share repurchases will be dependent upon market conditions, applicable securities laws, as well as other factors.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
As of June 30, 2016	299,119	$7.53	299,119	200,881
July 1 - 31, 2016	29,970	6.60	29,970	170,911
August 1 - 31, 2016	14,203	6.54	14,203	156,708
September 1 - 30, 2016	34,464	6.13	34,464	122,244
As of September 30, 2016	377,756	$7.29	377,756	122,244

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	November 14, 2016	By:	/s/ Douglas N. Raucy
Douglas N. Raucy, President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 14, 2016	By:	/s/ John S. Hill
John S. Hill, Vice President and Chief Financial Officer
(principal financial and accounting officer)

