Form 10-K
period 2016-12-31
1347 Property Insurance Holdings, Inc.
filed 2017-03-16
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.                Yes ☐   No ☒

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $29,850,923 on June 30, 2016, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 8, 2017, the total number of common shares outstanding of the Registrant’s common stock was 5,956,766.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to certain sections of the Proxy Statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2017.

1347 PROPERTY INSURANCE HOLDINGS, INC.

1347 PROPERTY INSURANCE HOLDINGS, INC.

PART I

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “forecast,” “guidance,” “indicate,” “intend,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “will,” “would,” “will be,” “will continue” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these to be reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Management cautions that the forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed under “Risk Factors” in this Form 10-K, and discussed from time to time in our reports filed with the SEC.

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

ITEM 1. BUSINESS

Overview

1347 Property Insurance Holdings, Inc. (“PIH”, the “Company”, “we”, or “us”) was incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc. On November 19, 2013 we changed our legal name to 1347 Property Insurance Holdings, Inc. The Company has three wholly owned subsidiaries: Maison Insurance Company (“Maison”), Maison Managers, Inc. (“MMI”), and ClaimCor, LLC (“ClaimCor”).

Prior to March 31, 2014, the Company was a wholly owned subsidiary of Kingsway America Inc. (“KAI”). KAI, in turn is a wholly owned subsidiary of Kingsway Financial Services Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering (“IPO”) of its common stock and then on June 13, 2014, the Company completed a follow-on offering. Through the combination of the Company’s IPO and follow-on offering, we issued approximately five million shares of our common stock. As of December 31, 2016 KAI and companies affiliated with KAI held approximately 975,000 shares of our common stock equivalent to approximately 16.4% of our outstanding shares.

Through Maison, we began providing property and casualty insurance to individuals in Louisiana in December 2012. In September 2015, Maison began writing manufactured home policies in the State of Texas on a direct basis. Our current insurance offerings in Louisiana and Texas include homeowners insurance, manufactured home insurance and dwelling fire insurance. We write both full peril property policies as well as wind/hail only exposures and we produce new policies through a network of independent insurance agents. We refer to the policies we write through independent agents as voluntary policies.

We also write commercial business in Texas through a quota share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we have assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas.

We have also participated in depopulation programs implemented by Louisiana Citizens Property Insurance Company (“Citizens”) as well as the Texas Windstorm Insurance Association (“TWIA”). These programs were instituted by each respective state in order to reduce the number of properties each state insures. Under the programs, state-approved insurance companies such as Maison have the opportunity to assume insurance policies written by both Citizens and TWIA. We have voluntarily participated in the last five depopulation rounds from Citizens, occurring on December 1st of each year, while December 1, 2016 marked the inaugural depopulation for TWIA.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Maison Managers, Inc. serves as the Company’s management services subsidiary, known as a managing general agency. MMI earns commissions on a portion of the premiums Maison writes, as well as a per policy fee which ranges from $0-$75 for providing policy administration, marketing, reinsurance contract negotiation, and accounting and analytical services. Both Maison and MMI are licensed by and subject to the regulatory oversight of the Louisiana Department of Insurance (“LDI”) and Texas Department of Insurance (“TDI”).

On January 2, 2015, the Company completed its acquisition of 100% of the membership interest of ClaimCor, a claims and underwriting technical solutions company. Maison processes claims made by its policyholders through ClaimCor, and also through various third-party claims adjusting companies.

Florida Certificate of Authority

On March 1, 2017 Maison received a certificate of authority from the Florida Office of Insurance Regulation (“OIR”) which authorizes Maison to write personal lines insurance in the State of Florida. Pursuant to the Consent Order issued, Maison has agreed to comply with certain requirements as outlined by the OIR until Maison can demonstrate three consecutive years of net income following the Company’s admission into Florida as evidenced by its Annual Statement filed with the National Association of Insurance Commissioners. Among other requirements, the OIR requires the following as conditions related to the issuance of Maison’s certificate of authority:

●	Although domiciled in the State of Louisiana, Maison agreed to comply with the Florida Insurance Code as if Maison were a domestic insurer within the State of Florida;
●	Maison agreed to maintain capital and surplus as to policyholders of no less than $35 million;
●	Maison agreed to receive prior approval from the OIR prior to the payment of any dividends and;
●	Maison agreed to receive written approval from the OIR regarding any form of policy issued, or rate charged to its policyholders prior to utilizing any such form or rate for policies written in the State of Florida.

To comply with the Consent Order, Maison will receive a capital contribution from its parent company, 1347 Property Insurance Holdings, Inc., in the approximate amount of $15 million. This contribution is expected to be in the form of one or more surplus notes as well as a direct contribution to paid in and contributed surplus and is expected to occur prior to March 31, 2017. As of March 16, 2017 Maison has not written any insurance policies covering risks in the State of Florida.

Business Strategy

Mission Statement: We will deploy internal expertise and leverage external partnerships to provide market solutions and in return generate the expected profits identified in our vision statement while taking prudent steps to limit exposure to downside. Our team will continuously evaluate existing markets to ensure they remain consistent with our expectations and identify potential new markets where expansion opportunities may emerge. If writing other property lines that compliment these specifically targeted segments allows us to reduce operating expenses, improve reinsurance purchasing or support distribution we will do so. We will reduce exposure to, or exit, any markets where attributes no longer support the expected amount of underwriting profit.

Our primary goal is to continue to expand our property and casualty writings through:

●	Increasing our number of voluntary policies. Ease of use enhancements for our web-based agent quoting portal as well as refining our product offerings has provided a marketable advantage in organic new policy growth for Maison. Our goal is to continue to grow through strategic relationships with agencies in the states where we currently provide insurance and also potentially in new coastal markets in the U.S. Our years of experience in the coastal markets make us uniquely qualified to manage agent expectations and provide superior support and service for policyholders.

●	Strategic acquisitions. We intend to explore growth opportunities through strategic acquisitions in coastal states, including Louisiana, Texas and Florida. We also plan to pursue complementary books of business provided they meet our underwriting criteria. We will evaluate each opportunity based on expected economic contribution to our results and support of our market expansion initiatives.

1347 PROPERTY INSURANCE HOLDINGS, INC.

●	Attracting and retaining high-quality agents. We intend to focus our marketing efforts on maintaining and improving our relationships with highly productive independent agents, as well as on attracting new high quality agents in areas with a substantial potential for profitable growth.

●	Reducing our ratio of expenses to net premiums earned and using technology to increase our operating efficiency. We are committed to improving our profitability by reducing expenses through enhanced technologies and by increasing the number of policies we write through the strategic deployment of our capital. We currently outsource our policy administration and a portion of our claims handling functions to third parties with dedicated Maison oversight and direction, which we believe results in increased service and lower expense and loss ratios.

Competition

We operate in a highly competitive market and face competition from national and regional insurance companies, many of whom are larger and have greater financial and other resources and offer more diversified insurance coverage. Our competitors include companies which market their products through independent agents, as well as companies with captive agents. Large national companies may have certain competitive advantages over regional companies such as ours, including increased name recognition, increased loyalty of their customer base and reduced policy acquisition costs.

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

Some of the national and regional companies which compete with us in the Texas and Louisiana homeowners’ markets include ASI Lloyds, Lighthouse Property Insurance Corporation, United Property & Casualty, First Community Insurance Company, Southern Fidelity Insurance, Safepoint Insurance Company, Imperial F&C Insurance Company, Americas Insurance Company, Access Home Insurance Company, Family Security Insurance Company, Gulfstream Property and Casualty Insurance Company, Federated National Insurance Company, and Centauri Specialty Insurance Company.

Claims Administration

Claims administration and adjusting involves the handling of routine “non-catastrophic” as well as catastrophic claims. In the event of a hurricane or other catastrophic claim, our claims volume would increase significantly. Rather than increase the size of our staff in anticipation of such an event, we believe that outsourcing claims adjusting improves our operational efficiency because an appropriately selected third party will have the resources to adjust the catastrophe related claims cost effectively and with the level of service we endeavor to provide for our policyholders. Accordingly, we have outsourced our claims adjusting program to certain third party adjusters with experience in Texas and Louisiana. We expect to implement a similar model in Florida when appropriate.

Under the terms of the service contract between Maison and MMI, MMI handles the actual claims administration for both catastrophic and non-catastrophic insurable events. In handling the claims administration, the examiner for MMI reviews all claims and loss reports, and if warranted, investigates such claims and losses.

Field adjusting is outsourced to our wholly-owned subsidiary, ClaimCor, as well as third-party service providers, who, subject to company guidance and oversight, either settle or contest the claims. Approval for payment of a claim is given by MMI after careful review of the field adjuster’s report. We maintain a claims fund for the disbursement of payments to our customers after insurable events, and make deposits into the claims fund as claims are incurred. We pay adjusters based on a pre-determined fee schedule. Although we are ultimately responsible for paying the claims made by our policyholders, we believe that outsourcing our claims handling program while maintaining an oversight function is an efficient mechanism for handling individual matters. Furthermore, by delivering responsive service in a challenging situation, we optimize the relationship between insured and insurer.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Reinsurance

Maison follows the industry practice of reinsuring a portion of its risk. When an insurance company purchases reinsurance, it transfers or “cedes” all or a portion of its exposure on insurance underwritten by it to another insurer-the “reinsurer.” Although reinsurance is intended to reduce an insurance company’s risk, the ceding of insurance does not legally discharge the insurance company from its primary liability for the full obligation of its policies. If the reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is still required to pay the insured for the loss. Maison and its reinsurance broker are selective in choosing reinsurers and they consider various factors, including, but not limited to, the financial stability of the reinsurers, the reinsurers’ history of responding to claims, as well as the reinsurer’s overall reputation in making such determinations.

From year-to-year, both the availability of reinsurance and the costs associated with the acquisition of reinsurance will vary. These fluctuations are not subject to our control and may limit our insurance subsidiary’s ability to purchase adequate coverage.

In order to limit the credit risk associated with amounts which may become due from our reinsurers, Maison predominantly uses several different reinsurers, which have an A.M. Best Rating of A- (Excellent) or better. Absent such rating, we have required the reinsurers to place collateral on deposit with an independent financial institution under a trust agreement for our benefit. A list of some of the reinsurance companies which we currently use includes Allianz Risk Transfer, AXIS Specialty Limited, Everest Re, DaVinci Re, Renaissance Re, Odyssey Re, Gen Re, as well as various Lloyd’s of London participating syndicates.

The Company’s excess of loss reinsurance treaties are based upon a treaty year beginning on June 1st of each year and expiring on May 31st of the following year. Thus, the financial statements for the years ending December 31, 2016 and 2015 contain premiums ceded under three separate excess of loss treaties. Under the Company’s 2015/2016 excess of loss treaty which expired on May 31, 2016, for each catastrophic event occurring within a 144-hour period, the Company received reinsurance recoveries of up to $121 million in excess of a retention of $4 million per event. The Company had also procured another layer of reinsurance protection that could have been used for any event above $125 million, up to a maximum recovery of $15 million. This $15 million second layer of coverage applied in total to all events occurring during the treaty year of June 1, 2015 through May 31, 2016. Thus, the aggregate loss which the Company retained for the two catastrophes which occurred during the 2015/2016 treaty year was $5 million.

On June 1, 2016 the Company entered into a new excess of loss treaty whereby for each catastrophic event occurring within a 144-hour period, the Company receives reinsurance recoveries of up to $170 million in excess of a $5 million retention per event. For any event above $175 million, the Company has purchased aggregate coverage, with an additional limit of $25 million and subject to a franchise deductible of $125,000 for each 144-hour occurrence. The $25 million aggregate coverage applies in total to all events occurring during the June 1, 2016 to May 31, 2017 treaty year. The aggregate loss the Company could retain for two catastrophes occurring during its current treaty year is $7 million.

Investments

We have historically tailored our investment policy in an effort to minimize risk in the current financial market. Although applicable laws and regulations permit investments (within specified limits and subject to certain qualifications) in federal, state and municipal obligations, corporate bonds, preferred and common equity securities and real estate mortgages, as of December 31, 2016, we invested primarily in high quality fixed income instruments rated “BBB” or higher by Standard & Poor’s Rating Services.

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

As part of the Company’s strategic planning process which was concluded in the first quarter of 2017, it was determined that investments should evolve to include alternative opportunities, all of which will be overseen by the Company’s Investment Committee. This Committee will operate as a sub-committee of the Company’s Board of Directors, and with the Company’s expected return on equity target in mind, particularly at times where the Company’s capital exceeds the amount necessary to support insurance underwriting activities.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

Regulation

We are subject to the laws and regulations in Louisiana, Florida and Texas, and will be subject to the regulations of any other states in which we may seek to conduct business in the future. In these states, it is the duty of each respective department of insurance to administer the provisions of the insurance code in that state. The purpose of each state’s insurance code is to regulate the insurance industry in all of its phases, including, but not limited to the following: licensing of insurers and producers, regulation of investments and solvency, review and approval of forms and rates, and market conduct. Furthermore, as Maison is domiciled in the State of Louisiana, the LDI conducts periodic examinations of the financial condition and market conduct of Maison and requires Maison to file financial and other reports on a quarterly and annual basis.

Regulation of the Payment of Dividends

Dividends paid by Maison are restricted by the Louisiana Insurance Code. Dividends can only be paid if Maison’s paid-in capital and surplus exceed the minimum required by the Louisiana Insurance Code by one hundred percent or more, or as otherwise provided. Any dividend or distribution (that when aggregated with any other dividends or distributions made within the preceding twelve months) which exceeds the lesser of (a) ten percent of the insurer’s surplus as regards policyholders as of the thirty-first day of December next preceding; or (b) the net income of the insurer, not including realized capital gains, for the twelve month period ending the thirty-first day of December next preceding; is considered to be extra-ordinary and shall not be paid until thirty days after the LDI has received notice of the declaration thereof and has not within that period disapproved the payment, or until the LDI has approved the payment within the thirty-day period. In determining whether a dividend or distribution is extra-ordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out in dividends. Furthermore, pursuant to the Consent Order issued to us, Maison is restricted from issuing any dividends to its shareholder without receiving prior approval from the OIR. As of December 31, 2016, Maison has not paid any dividends to its sole shareholder, PIH.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

As a property insurer licensed in Texas, Maison is a member of TWIA, which provides wind and hail coverage to coastal risks unable to procure coverage in the voluntary market. Maison may become subject to assessment from TWIA on or after the second anniversary from the date in which Maison was first admitted to write insurance in Texas (May 2017) should a major loss event deplete TWIA’s available loss reserves and reinsurance coverage. Maison is also a member insurer of the Texas Property and Casualty Insurance Guaranty Association and the FAIR Plan and is subject to assessment by each as set forth in the Texas Insurance Code.

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

For the year ended December 31, 2016, Maison had twelve of the thirteen IRIS ratio results within the usual range. The ratio which had results which fell outside of the usual range was due to the fact that Maison’s yield on investments was below the lower end of the usual range (3%) due to the general low investment yields currently realized on the highly rated fixed income securities we hold as part of our overall investment strategy.

Management does not anticipate regulatory action as a result of these IRIS ratio results.

Risk Based Capital Requirements

In the United States, a risk-based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including Louisiana and Texas, have adopted the NAIC RBC requirements. In general, insurers reporting surplus with respect to policyholders below 200% of the authorized control level, as defined by the NAIC, on December 31st of the previous year are subject to varying levels of regulatory action, which may include discontinuation of operations. As of December 31, 2016, Maison’s reported surplus was considered to be in the “no action” level as defined by the state regulators. Furthermore, pursuant to the consent order approving Maison’s admission into the State of Texas, Maison has agreed to maintain a RBC ratio of 300% or more, and provide calculation of such ratio to the TDI on a periodic basis. As of December 31, 2016, Maison’s RBC ratio was 346%.

State Deposits

States routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 2016, Maison held investment securities with an estimated fair value of approximately $100,000 as a deposit with the LDI and cash and investment securities with an estimated fair value of approximately $1,992,000 as a deposit with the TDI.

Employees

As of December 31, 2016 we had twenty-seven employees, seventeen of whom work at our offices in Tampa, Florida, six of whom work at our offices in Baton Rouge, Louisiana, and four of whom work from Texas. From time to time, we employ and supplement our staff with temporary employees and consultants. We are not a party to any collective bargaining agreement and believe that relations with our employees are satisfactory. Each of our employees has entered into confidentiality agreements with us.

Website

Our corporate website is www.1347pih.com.

ITEM 1A. RISK FACTORS

Risks Relating to our Company

We have a limited operating history and it is difficult to predict our future growth and operating results.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

We may not have future opportunities to participate in take-out programs.

We were able to obtain policies from the last five annual Citizens take-outs occurring on December 1st of each year from 2012 to 2016, from which we have approximately 8,900 policies in-force or approximately 26% of our total policies in-force as of December 31, 2016. Furthermore, we participated in the inaugural take-out of policies from TWIA on December 1, 2016. In the future, we may not be able to obtain the quantity or quality of policies currently obtained due to changes in the take-out programs or due to changes to the market in general. Additionally, competitors could change their risk profile characteristics, and write these risks directly, which would cause us to lose these policies. The loss of these policies could impact our ability to absorb fixed expenses with lower volumes in the future.

A substantial portion of our in-force policies have been assumed from state-run insurers and cover losses arising only from wind and hail, which creates large concentration of our business in wind and hail only coverage and limits our ability to implement our restrictive underwriting guidelines.

While Citizens writes full peril protection policies in addition to wind and hail only policies, the majority of policies that we have obtained through the Citizens take-out program cover losses arising only from wind and hail. Furthermore, the policies which we have assumed through TWIA are wind and hail only policies, as TWIA does not write full peril protection policies. Prior to our take-out, both Citizens and TWIA policyholders were not able to obtain such coverage from any other marketplace. Approximately 26% of our total number of policies in-force as of December 31, 2016 represent Citizens wind and hail only coverage that other insurance companies have declined to insure. We also have an additional 1,251 policies we have assumed from TWIA which cover the perils of wind and hail only. These exposures may subject us to greater risk from catastrophic events. While our voluntary independent agency program includes various restrictive underwriting strategies, we are unable to implement these strategies to the wind and hail only policies that are taken-out from Citizens and TWIA. Pursuant to both the Citizens and TWIA depopulation programs, we must offer a minimum number of renewals on any policy taken out under the programs, thus limiting our ability to implement some of our underwriting guidelines. Upon renewal of these policies, however, we analyze replacement cost scenarios to ensure appropriate amount of coverage is in effect. Our results may be negatively impacted by these limitations.

We have a risk posed by the lack of geographic diversification and concentration of policyholders in Louisiana and Texas.

As of December 31, 2016, we have approximately 33,800 policies in force. Of these policies, 31,100, or approximately 92% are in the State of Louisiana while the remaining 2,700 policies are in the State of Texas. Both of these states have significant exposed coastline to the Gulf of Mexico. According to the Coastal Protection and Restoration Authority of Louisiana, over 2 million residents — approximately 47% of the state’s population based on 2009 U.S. Census estimates — live in Louisiana’s coastal parishes.

Maison insures personal property located in 62 of the 64 parishes in Louisiana. As of December 31, 2016, these policies are concentrated within these parishes as follows: Saint Tammany Parish 15.2%, Jefferson Parish 14.2%, East Baton Rouge Parish 7.7%, Orleans Parish 5.6%, Livingston Parish 5.6%, Tangipahoa Parish 5.3%, and Terrebonne Parish 5.2%. No other parish individually has over 5.0% of the policies in force as of December 31, 2016. The remaining 56 parishes combine to equal 33% of the total policies in force as of December 31, 2016. On a direct basis, Maison writes in 105 of the 254 counties that comprise the State of Texas, however no single county represents over 5.0% of our policies in force as of December 31, 2016.

If we are not able to significantly expand to other states, we may risk higher reinsurance costs and greater loss experience with storm activity occurring in Texas and Louisiana.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Our strategy to expand into other states, including Florida, may not succeed

Our strategy for growth includes potentially entering into new states. This strategy could divert management’s attention. We cannot predict whether we will be able to enter new states or whether applicable state regulators will grant Maison a license to do business in such states. We cannot know if we will realize the anticipated benefits of operating in new states or if there will be substantial unanticipated costs associated with such expansion. Any of these factors could adversely affect our financial position and results of operations. Although we have received authorization from the OIR to write personal lines business in the State of Florida, we have not yet done so and are required to comply with a number of regulations as outlined by the OIR before we can do so. Should we not be able to comply with these regulations our expansion into Florida may not succeed.

We have exposure to unpredictable catastrophes, which may have a material adverse effect on our financial results if they occur.

We offer full peril protection and wind/hail-only insurance policies that cover homeowners and owners of manufactured homes, as well as dwelling fire policies for owners of property rented to others, for losses that result from, among other things, catastrophes. We are therefore subject to claims arising out of catastrophes that may have a significant effect on our business, results of operations, and/or financial condition. Catastrophes can be caused by various events, including hurricanes, tropical storms, tornadoes, windstorms, earthquakes, hailstorms, explosions, flood, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our policyholders are currently concentrated in Louisiana and Texas. These states are subject to adverse weather conditions such as hurricanes and tropical storms. Insurance companies are not permitted to reserve for catastrophes until such an event takes place. Therefore, although we actively manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, a severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and/or financial condition.

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

The property and casualty insurance industry is highly competitive. We compete not only with other stock companies but also with mutual companies, underwriting organizations and alternative risk sharing mechanisms. Many of our competitors have substantially greater resources and name recognition than us. While our principal competitors cannot be easily classified, Maison considers its primary competing insurers to be: ASI Lloyds, Lighthouse Property Insurance Corporation, United Property & Casualty, First Community Insurance Company, Southern Fidelity Insurance, Safepoint Insurance Company, Imperial F&C Insurance Company, Americas Insurance Company, Access Home Insurance Company, Family Security Insurance Company, Gulfstream Property and Casualty Insurance Company, Federated National Insurance Company, and Centauri Specialty Insurance Company. Our principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large national firms, smaller regional companies or companies that write insurance only in Louisiana and/or Texas. We compete for business not only on the basis of price, but also on the basis of financial strength, availability of coverage desired by customers, underwriting criteria and quality of service to our agents and insureds. We may have difficulty in continuing to compete successfully on any of these bases in the future.

1347 PROPERTY INSURANCE HOLDINGS, INC.

In addition, industry developments could further increase competition in our industry, including:

●	an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better pricing and/or terms;
●	the creation or expansion of programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative market types of coverage;
●	changing practices caused by the Internet, which has led to greater competition in the insurance business;
●	changes to the regulatory climate in the states in which we operate, and;
●	the passage of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to our insurance subsidiary.

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

As of December 31, 2016, our net loss and loss adjustment expense reserves of $3.3 million were comprised of incurred but not reported reserves of $1.8 million and known case reserves of $1.5 million.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

If we are unable to expand our business because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

Our future growth may depend on our ability to expand the number of insurance policies we write, the kinds of insurance products we offer and the geographic markets in which we do business, all balanced by the business risks we choose to assume and cede. Our existing sources of funds include possible sales of our securities and our earnings from operations and investments. Unexpected catastrophic events in our market areas, such as the hurricanes and other storms experienced in Louisiana and Texas in recent years, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we deploy our capital to pay these unanticipated claims, unless we are able to raise additional capital.

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our company’s capital and surplus, premiums and loss reserves various investment vehicles.

A portion of our expected income is likely to be generated by the investment of our cash reserves in money market funds, bonds, and other investment vehicles. The amount of income generated from these investments is a function of our investment policy, available investment opportunities, and the amount of invested assets. If we experience larger than expected losses, our invested assets may need to be liquidated in order to provide the cash needed to pay current claims, which may result in lower investment income. We periodically review our investment policy in light of our then-current circumstances and available investment opportunities. Fluctuating interest rates and other economic factors make it difficult to accurately estimate the amount of investment income that will actually be realized. We may realize losses on our investments, which may have a material adverse impact on our results of operations and/or financial condition.

We may experience financial exposure from climate change.

Our financial exposure from climate change is most notably associated with losses in connection with increasing occurrences of weather-related events striking the states in which we insure risks. We attempt to mitigate the risk of financial exposure from climate change through restrictive underwriting criteria, sensitivity to geographic concentrations and reinsurance. Restrictive underwriting criteria can include, but are not limited to, higher premiums and deductibles and excluded policy risks, such as fences and screened-in enclosures. Our maximum reinsurance coverage amount is determined by subjecting our homeowner exposures to statistical forecasting models that are designed to quantify a catastrophic event in terms of the frequency of a storm occurring once in every 100 years. 100 years is used as a measure of the relative size of a storm as compared to a storm expected to occur once every 250 years, which would be larger, or conversely, a storm expected to occur once every 50 years, which would be smaller. We assess the appropriateness of the level of reinsurance we purchase by giving consideration to our own risk appetite, the opinions of independent rating agencies as well as the requirements of state regulators. Our amount of losses we retain (referred to as our deductible) in connection with a catastrophic event is determined by market capacity, pricing conditions and surplus preservation.

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

We are not rated by A.M. Best, although we currently have a Financial Stability Rating (FSR) of ‘A’ Exceptional from Demotech, Inc. We have never been reviewed by A.M. Best and do not intend to seek a rating from A.M. Best. Unlike Demotech, A.M. Best may penalize companies that are highly leveraged, i.e. that utilize reinsurance to support premium writings. We do not plan to give up revenues or efficiency of size as a means to qualify for an acceptable A.M. Best rating. While our Demotech rating has proved satisfactory to date in attracting an acceptable amount of business from independent agents, some independent agents are reluctant to do business with a company that is not rated by A.M. Best. As a result, not having an A.M. Best rating may prevent us from expanding our business into certain independent agencies or limit our access to credit from certain financial institutions, which may in turn limit our ability to compete with large, national insurance companies and certain regional insurance companies.

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

As is common practice within the insurance industry, we run our exposures in an actuarially driven model that uses past storm data to predict future loss of certain events reoccurring based upon the location and other data of our insured properties. These models, which are provided by independent third parties, can produce wide ranging results within Louisiana and Texas. While we use these models along with the advice of our reinsurance intermediary to select the amount and type of reinsurance to mitigate the loss of capital from catastrophic wind events, these models are not verified, and there are risks that the amount of reinsurance purchased will be insufficient to cover the ultimate catastrophic wind event. Furthermore, the probability of the occurrence of a catastrophic event may be larger than that predicted by the models.

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

In the event that Maison fails to maintain an “A” rating given by a rating agency acceptable to both our insurance agents and our insureds’ home lenders, it will be unable to continue to write much of its current and future insurance policies. In order to maintain this rating, among several factors, Maison must maintain certain minimum capital and surplus. The loss of such an acceptable rating may lead to a significant decline in our premium volume and adversely affect the results of our operations. Demotech, Inc. affirmed our Financial Stability Rating of “A” on November 18, 2016. This “Exceptional” rating continues as long as we maintain a minimum amount of capital and surplus of $7.5 million, and continue to satisfy additional requirements, including improving underwriting results and reporting other financial measures, submitting quarterly statutory financial statements within 45 days and annual statutory financial statements within 60 days of the period end.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Our evaluation of our internal controls over financial reporting may identify material weaknesses that may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or violations of NASDAQ listing rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This may have a material adverse effect on our business, financial condition and results of operations and could also lead to a decline in the price of our common stock.

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

We have directors who also serve as directors and executive officers for KFSI, and companies affiliated with KFSI, which may lead to conflicting interests.

As a result of our having previously spun off from KFSI, we have directors who also serve as directors and executive officers of KFSI, 1347 Advisors, LLC (“Advisors”), a wholly-owned subsidiary of KFSI, Atlas Financial Holdings, Inc. (NASDAQ: AFH) (“Atlas”), and Limbach Holdings, Inc. (NASDAQ: LMB) (“Limbach”). Our executive officers and members of our Company's board of directors have fiduciary duties to our stockholders; likewise, persons who serve in similar capacities at KFSI, Advisors, Atlas, and Limbach have fiduciary duties to those companies’ stockholders. We may find, though, the potential for a conflict of interest if our Company and one or more of these other companies pursue acquisitions, investments and other business opportunities that may be suitable for each of us. Our directors who find themselves in these multiple roles may, as a result, have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Furthermore, our directors who find themselves in these multiple roles own stock options, shares of common stock and other securities in some of these entities. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company and these other entities. From time to time, we may enter into transactions with or participate jointly in investments with KFSI, Advisors, Atlas, or Limbach. There can be no assurance that we will not create new situations in the future in which our directors serve as directors or executive officers in future investment holdings of such entities.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Because we have assumed a substantial portion of our current policies from Citizens and TWIA, our rates are based, to a certain extent, on the rates charged by both insurers. In determining the rates we charge in connection with the policies we have assumed from Citizens, our rates must be equal to or less than the rates charged by Citizens. If Citizens reduces its rates, we must reduce our rates to keep them equivalent to or less than Citizens’ rates; however, if Citizens increases its rates, we may not automatically increase our rates. Additionally, absent certain circumstances, we must continue to provide coverage to the policyholders that we assume from Citizens if we have underwritten the same policyholder for a period of three consecutive years. In determining the rates we charge in connection with the policies we have assumed from TWIA, our rates must be no greater than 115% of premiums charged by TWIA for comparable coverage. Additionally, we must continue to provide coverage to the policyholders under those policies that we have assumed from TWIA for a minimum of three successive renewal periods. If we underprice our risks, it may negatively affect our profit margins and if we overprice risks, it could reduce our customer retention, sales volume and competitiveness. Either event may have a material adverse effect on the profitability of our insurance subsidiary.

Current operating resources are necessary to develop future new insurance products.

We currently intend to expand our product offerings by underwriting additional insurance products and programs, and marketing them through our distribution network. Expansion of our product offerings will result in increases in expenses due to additional costs incurred in actuarial rate justifications, software and personnel. Offering additional insurance products will also require regulatory approval, further increasing our costs and potentially affecting the speed with which we will be able to pursue new market opportunities. There can be no assurance that we will be successful bringing new insurance products to our marketplace.

As an insurance holding company, we are currently subject to regulation by the states of Louisiana, Texas, and Florida and in the future may become subject to regulation by certain other states or a federal regulator.

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

Our insurance subsidiary currently operates in Louisiana and Texas. Although we have not written any policies in Florida, pursuant to the consent order issued on March 1, 2017, we are subject to the regulatory requirements of the OIR. In the future, our insurance subsidiary may become authorized to transact business in other states and therefore will become subject to the laws and regulatory requirements of those states. These regulations may vary from state to state, and certain states may have regulations which conflict with the regulations of other states. Currently, the federal government’s role in regulating or dictating the policies of insurance companies is limited. However, Congress, from time to time, considers proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation. The impact of any future federal insurance regulation on our insurance operations is unclear and may adversely impact our business or competitive position.

Our insurance subsidiary is subject to extensive regulation which may reduce our profitability or inhibit our growth. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may have a material adverse effect on our financial condition and results of operations.

The insurance industry is highly regulated and supervised. Maison, our insurance subsidiary, is subject to the supervision and regulation of the states in which it is domiciled and the states in which it does business. Such supervision and regulation is primarily designed to protect policyholders rather than shareholders. These regulations are generally administered by a department of insurance in each state and relate to, among other things:

●	the content and timing of required notices and other policyholder information;

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

Maison is subject to risk-based capital standards and other minimum capital and surplus requirements imposed under the laws of Texas, Florida and Louisiana (and other states where we may eventually conduct business). The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the National Association of Insurance Commissioners, or NAIC, require Maison to report its results of risk-based capital calculations to state departments of insurance and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is determined by applying the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.

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

As an insurance holding company, we are dependent on dividends and other permitted payments from Maison to serve as operating capital. The ability of Maison to pay dividends to us is subject to certain restrictions imposed under Louisiana insurance law, which is the state of domicile for Maison. Dividend payments may be further restricted pursuant to a consent agreement entered into with the LDI and the OIR as a condition of our licensure in each state.

We may be unable to attract and retain qualified employees.

We depend on our ability to attract and retain experienced underwriting talent and other skilled employees who are knowledgeable about our business. If the quality of our underwriters and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations, which could adversely affect our results. Because we have relatively few employees, the loss of, or failure to attract, key personnel could also significantly impede the financial plans, growth, marketing and other objectives of our company. Our success depends to a substantial extent on the ability and experience of our senior management. We believe that our future success will depend in large part on our ability to attract and retain additional skilled and qualified personnel and to expand, train and manage our employees. We may not be successful in doing so, because the competition for experienced personnel in the insurance industry is intense. Many of the companies with which we compete for experienced personnel have greater resources than we have. We cannot be certain of our ability to identify, hire and retain adequately qualified personnel. We do not have employment agreements with our employees. Failure to identify, hire and retain necessary key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our tax-loss carryforwards are subject to restrictions.

As of December 31, 2016 we had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $691,000 which will be available to offset future taxable income. As a result of certain changes in ownership and pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, utilization of NOLs may be limited after an ownership change, as defined in Section 382. Due to various changes in our ownership, a significant portion of these carry-forwards may be subject to significant restrictions with respect to our ability to use those amounts to offset future taxable income. Use of our NOLs may be further limited as a result of future equity transactions.

1347 PROPERTY INSURANCE HOLDINGS, INC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 1511 N. Westshore Blvd, Suite 870, Tampa, Florida, 33607 and consist of approximately 10,600 square feet of office space which allows for current and future expansion. Our lease term runs through October 2019. Rent is payable in monthly installments of approximately $22,500, which escalates by three percent annually. The lease contains an option to renew for an additional three year term subject to certain conditions.

We also lease office space located at 9100 Bluebonnet Centre Blvd, Suite 501, Baton Rouge, Louisiana, 70809 which serves as the principal office space for our insurance subsidiary, Maison and consists of approximately 4,000 square feet of office space. The lease term runs through December 2017 and contains an option to renew for an additional five year term subject to certain conditions. Rent is payable in monthly installments of approximately $6,000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock

Our common stock is traded on the NASDAQ Global Market tier of the NASDAQ Stock Market under the symbol PIH. The following table sets forth the range of high and low intraday sales price for our common stock for each of the quarterly periods indicated.

Fiscal Year 2016 Quarters Ended:	High	Low
March 31, 2016	$7.64	$5.32
June 30, 2016	7.21	5.60
September 30, 2016	6.99	5.65
December 31, 2016	7.90	6.29

Fiscal Year 2015 Quarters Ended:	High	Low
March 31, 2015	$7.90	$7.37
June 30, 2015	8.59	7.18
September 30, 2015	8.21	6.85
December 31, 2015	8.04	6.19

Number of Common Shareholders

As of March 8, 2017, we had 5,956,766 common shares outstanding, which were held by three shareholders of record. Approximately 4,670,000 of these shares are held in “street name” for the benefit of approximately 600 shareholders.

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

Repurchase of Equity Securities

On December 1, 2014, our Board of Directors approved a share repurchase program for up to 500,000 shares of our common stock which expired on December 31, 2016. The following table provides information with respect to shares repurchased during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
As of September 30, 2016	377,756	$7.29	377,756	122,244
October 1 - 31, 2016	15,303	7.31	15,303	106,941
November 1 - 30, 2016	8,300	7.35	8,300	98,641
December 1 - 31, 2016	—	—	—	98,641
As of December 31, 2016	401,359	$7.29	401,359	—

Equity Compensation Plan Information

Securities authorized for issuance under the Company’s Amended and Restated 2014 Equity Incentive Plan are as follows as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	197,956	$8.36	156,956
Equity compensation plans not approved by security holders	—	—	—
Total	197,956	$8.36	156,956

Recent Sales of Unregistered Securities

On February 24, 2015, the Company issued 120,000 shares of the Company’s Series B Preferred Stock (the “Preferred Shares”) as well as a warrant (the “Warrant”) to purchase up to 1,500,000 shares of the Company’s common stock at an exercise price of $15.00 per share. Both the Preferred Shares and the Warrant were issued to 1347 Advisors, LLC (“Advisors”), a wholly owned subsidiary of Kingsway Financial Services, Inc., in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

Unless context denotes otherwise, the terms “Company,” “we,” “us,” and “our,” refer to 1347 Property Insurance Holdings, Inc., and its subsidiaries. Except where noted otherwise, all dollar amount have been reported in thousands.

Overview

Maison Insurance Holdings, Inc. was incorporated on October 2, 2012 in the State of Delaware. On November 19, 2013, the company’s legal name was changed to 1347 Property Insurance Holdings, Inc (“PIH”). PIH is a holding company and is engaged, through its subsidiaries, in the property and casualty insurance business.

Prior to March 31, 2014, the Company operated as a wholly owned subsidiary of Kingsway America, Inc. (“KAI”). KAI, in turn, is a wholly owned subsidiary of Kingsway Financial Services, Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering of its common stock and then on June 13, 2014, the Company completed a follow-on offering. Through the combination of the IPO and follow-on offering, the Company issued approximately five million shares of its common stock. As of December 31, 2016 KAI and companies affiliated with KAI held approximately 975,000 shares of our common stock, equivalent to 16.4% of our outstanding shares.

PIH has three wholly-owned subsidiaries; Maison Insurance Company (“Maison”), a Louisiana-domiciled property and casualty insurance company, Maison Managers, Inc. (“MMI”), a managing general agent, incorporated in the State of Delaware on October 2, 2012, and ClaimCor, LLC (“ClaimCor”), a Florida based claims adjusting company.Maison writes personal property and casualty insurance in Louisiana and both personal and commercial property and casualty insurance in Texas. Maison provides dwelling policies for wind and hail only, and dwelling, homeowner and mobile home/manufactured home policies for multi-peril property risks.

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

In addition to the voluntary policies Maison writes, we have participated in the last five rounds of take-outs from Louisiana Citizens Property Insurance Company (“Citizens”), occurring on December 1st of each year. Under this take-out program, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by Citizens. Similarly, in December 2016, Maison participated in the Texas Windstorm Insurance Association’s (“TWIA”) first-ever depopulation program whereby Maison assumed policies for wind and hail only exposures for homeowners along the coastal area of Texas.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Florida Certificate of Authority

On March 1, 2017 Maison received a certificate of authority from the Florida Office of Insurance Regulation (“OIR”) which authorizes Maison to write personal lines insurance in the State of Florida. Pursuant to the Consent Order issued, Maison has agreed to comply with certain requirements as outlined by the OIR until Maison can demonstrate three consecutive years of net income following the Company’s admission into Florida as evidenced by its Annual Statement filed with the National Association of Insurance Commissioners. Among other requirements, the OIR requires the following as conditions related to the issuance of Maison’s certificate of authority:

●	Although domiciled in the State of Louisiana, Maison agreed to comply with the Florida Insurance Code as if Maison were a domestic insurer within the State of Florida;
●	Maison agreed to maintain capital and surplus as to policyholders of no less than $35 million;
●	Maison agreed to receive prior approval from the OIR prior to the payment of any dividends and;
●	Maison agreed to receive written approval from the OIR regarding any form of policy issued, or rate charged to its policyholders prior to utilizing any such form or rate for policies written in the State of Florida.

To comply with the Consent Order, Maison will receive a capital contribution from its parent company, 1347 Property Insurance Holdings, Inc., in the approximate amount of $15 million. This contribution is expected to be in the form of one or more surplus notes as well as a direct contribution to paid in and contributed surplus and is expected to occur prior to March 31, 2017. As of March 16, 2017 Maison has not written any insurance policies covering risks in the State of Florida. As of March 16, 2017 Maison has not written any insurance policies covering risks in the State of Florida.

Business Strategy

Mission Statement: We will deploy internal expertise and leverage external partnerships to provide market solutions and in return generate the expected profits identified in our vision statement while taking prudent steps to limit exposure to downside. Our team will continuously evaluate existing markets to ensure they remain consistent with our expectations and identify potential new markets where expansion opportunities may emerge. If writing other property lines that compliment these specifically targeted segments allows us to reduce operating expenses, improve reinsurance purchasing or support distribution we will do so. We will reduce exposure to, or exit, any markets where attributes no longer support the expected amount of underwriting profit.

Our primary goal is to continue to expand our property and casualty writings through:

●	Increasing our number of voluntary policies. Ease of use enhancements for our web-based agent quoting portal as well as refining our product offerings has provided a marketable advantage in organic new policy growth for Maison. Our goal is to continue to grow through strategic relationships with agencies in the states where we currently provide insurance and also potentially in new coastal markets in the U.S. Our years of experience in the coastal markets make us uniquely qualified to manage agent expectations and provide superior support and service for policyholders.

●	Strategic acquisitions. We intend to explore growth opportunities through strategic acquisitions in coastal states, including Louisiana, Texas and Florida. We also plan to pursue complementary books of business provided they meet our underwriting criteria. We will evaluate each opportunity based on expected economic contribution to our results and support of our market expansion initiatives.

●	Attracting and retaining high-quality agents. We intend to focus our marketing efforts on maintaining and improving our relationships with highly productive independent agents, as well as on attracting new high quality agents in areas with a substantial potential for profitable growth.

●	Reducing our ratio of expenses to net premiums earned and using technology to increase our operating efficiency. We are committed to improving our profitability by reducing expenses through enhanced technologies and by increasing the number of policies we write through the strategic deployment of our capital. We currently outsource our policy administration and a portion of our claims handling functions to third parties with dedicated Maison oversight and direction, which we believe results in increased service and lower expense and loss ratios.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Our Products

As of December 31, 2016, we had approximately 33,800 policies in-force. Of these policies in-force, approximately 26% of our policies are comprised of policies obtained from the Citizens take-out program (most of which are wind/hail only dwelling policies) while the remaining 74% are obtained through our independent agents. In total, 52% of our policies are homeowner multi-peril, approximately 14% are manufactured home multi-peril policies, and approximately 8% are dwelling fire policies.

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

Manufactured Home Insurance

Our manufactured home insurance policy is written on a manufactured or mobile home and is similar to both the homeowners’ insurance policy and the dwelling fire policy. The policy can provide for coverage on the manufactured home, the insured’s personal property in the home and liability and medical payments can be included. Furthermore, our manufactured home policies can be endorsed to include coverage for flood and earthquake (coverage for these perils is not available under our other policy types; as of December 31, 2016 approximately 3,550 of our manufactured home policies include this endorsement). The policy can also be written on either owner occupied or non-owner occupied units. Property coverage can be written on an actual cash value or stated amount basis with an optional replacement cost coverage available for partial loss. There are several other optional coverages that can be included and residential and commercial-use rental units can be written along with seasonal use mobile homes or homes that are used for part of the year.

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

Our policy counts by type as of December 31, 2016 and 2015 are as follows:

	Policies in-force as of
Source of Policies	Dec 31, 2016	Dec 31, 2015

Total Citizens Takeout Policies in Force	8,892	8,957

Homeowners	17,685	14,283
Manufactured Homes	4,694	4,343
Other Dwellings	2,568	806
Total Voluntary Policies in Force	24,947	19,432

Total Direct Policies in Force	33,839	28,389

Assumed through Brotherhood Quota-Share Agreement	522	495
Assumed through TWIA Quota-Share Agreement	1,251	—
Total Assumed Policies	1,773	495

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

Critical Accounting Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the application of policies and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for loss and loss adjustment expense reserves (as well as the reinsurance recoverable on those reserves), the valuation of fixed income and equity securities, the valuation of net deferred income taxes, the valuation of various securities we have issued in conjunction with the termination of the management services agreement with 1347 Advisors, LLC, the valuation of deferred policy acquisition costs and stock-based compensation expense.

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

Valuation of Fixed Income and Equity Securities

The Company’s fixed income and equity securities are recorded at fair value using observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. The Company does not have any fixed income or equity investments in its portfolio which require the Company to use unobservable inputs. Any change in the estimated fair value of its investments could impact the amount of unrealized gain or loss the Company has recorded, which could change the amount the Company has recorded for its investments and other comprehensive loss on its consolidated balance sheets and statements of comprehensive income (loss).

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

The Company carries a net deferred income tax asset of $420 and $506 at December 31, 2016 and 2015, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Securities Issued to 1347 Advisors, LLC

Pursuant to the termination of the Management Services Agreement with 1347 Advisors LLC (“Advisors,” a wholly-owned subsidiary of KFSI), the Company issued Preferred Shares, Warrants, and entered into a Performance Share Grant Agreement with Advisors on February 24, 2015.

Because the Preferred Shares have a redemption provision requiring mandatory redemption on February 24, 2020, the Company was required to classify the Preferred Shares as a liability on its balance sheet. The resulting liability was recorded at a discount to the $4,200 ultimate redemption amount which includes all dividends to be paid on the Preferred Shares based upon an analysis of the timing and amounts of cash payments expected to occur under the terms of the Preferred Shares discounted for the Company’s estimated cost of equity (13.9%).

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

Recent Accounting Pronouncements

See Item 8, Note 3 – Recently Issued Accounting Standards in the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition

As of December 31, 2016 compared to December 31, 2015

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

The table below summarizes, by type, the Company’s investments as of December 31, 2016 and December 31, 2015.

	December 31, 2016		December 31, 2015
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government	$1,604	5.6%	$647	3.0%
State municipalities and political subdivisions	2,246	7.9%	1,651	7.6%
Asset-backed securities and collateralized mortgage obligations	11,968	42.2%	9,082	42.0%
Corporate	10,741	37.8%	8,858	40.9%
Total fixed income securities	26,559	93.5%	20,238	93.5%
Equity securities	1,136	4.0%	—	—%
Short-term investments	196	0.7%	1,149	5.3%
Limited liability investments	505	1.8%	248	1.2%
Total investments	$28,396	100.0%	$21,635	100.0%

Pursuant to the certificate of authority we received from the TDI, we are required to deposit securities with the State of Texas. These securities consist of cash in the amount of $300 as well as various fixed income securities listed in the table above having an amortized cost basis of $1,701 and an estimated fair value of $1,692 as of December 31, 2016.

The Company’s limited liability investments are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $505 through December 31, 2016. One of these limited partnerships is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016 is wholly owned by KFSI. The Company has accounted for its limited liability investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

Liquidity and Cash Flow Risk

The table below summarizes the estimated fair value of the Company’s fixed income securities by contractual maturity as of December 31, 2016 and 2015. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	December 31, 2016		December 31, 2015
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
One year or less	$1,828	6.9%	$1,012	5.0%
More than one to five years	12,678	47.7%	10,414	51.5%
More than five to ten years	3,918	14.8%	2,259	11.2%
More than ten years	8,135	30.6%	6,553	32.3%
Total fixed income securities	$26,559	100.0%	$20,238	100.0%

At December 31, 2016, approximately 54.6% of the Company’s fixed income securities had contractual maturities of five years or less. The Company holds cash and high-grade short-term assets which, along with fixed income securities, management believes are sufficient in amount for the payment of loss and loss adjustment expense reserves and other operating subsidiary obligations on a timely basis. The Company may not be able to liquidate its investments in the event that additional cash is required to meet obligations to its policyholders, however, the Company believes that the high-quality, liquid investments in the portfolios provide it with sufficient liquidity.

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

Credit Risk

Credit risk is defined as the risk of financial loss due to failure of the other party to a financial instrument to discharge an obligation. Credit risk arises from the Company’s positions in short-term investments and debt instruments.

1347 PROPERTY INSURANCE HOLDINGS, INC.

As of December 31, 2016 and 2015, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

	December 31, 2016		December 31, 2015
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$14,995	56.4%	$10,741	53.0%
Aa/Aa	2,627	9.9%	2,520	12.5%
A/A	5,516	20.8%	4,745	23.4%
BBB	3,421	12.9%	2,232	11.1%
Total fixed income securities	$26,559	100.0%	$20,238	100.0%

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

As a result of the analysis performed by the Company, there were no write-downs for other-than-temporary impairments related to investments for the years ended December 31, 2016 and 2015.

At December 31, 2016, the gross unrealized losses for fixed income securities amounted to $274, and there were no unrealized losses attributable to non-investment grade fixed income securities. At both December 31, 2016 and 2015, all unrealized losses on individual investments were considered temporary. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded the declines in value were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and other policy processing fees and represent those costs related to successfully acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC increased $359, to $4,389 as of December 31, 2016 compared to $4,030 as of December 31, 2015, corresponding to an increase in our unearned premium reserves over the same period. DPAC expressed as a percentage of unearned premium reserves was 17.0% and 17.2% as of December 31, 2016 and 2015, respectively.

Effective January 1, 2016, we amended the terms of our quota-share agreement with Brotherhood such that the premiums we receive, and the commissions we pay, are remitted on an earned basis. Previously, commissions and premiums were remitted on an as written basis. While this change does not impact the net income earned as a result of the agreement, it does impact certain assets and liabilities on our consolidated financial statements, such as our unearned premium reserves and DPAC asset. This change to our quota-share agreement with Brotherhood resulted in a $221 decrease to DPAC from December 31, 2015 to December 31, 2016.

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowances for credit losses, increased by $528 to $2,923 as of December 31, 2016 from $2,395 as of December 31, 2015. This increase was primarily attributable to premiums due from Citizens and TWIA on the December 1, 2016 depopulation of policies from both insurers. Premiums due from Citizens increased by approximately $400 due to a change in the timing of payments Citizens makes under its depopulation program. In prior years, Citizens would remit premium due to us (less a 16% holdback for endorsements and cancellations) prior to December 31st of the year of the depopulation. For the depopulation which occurred on December 1, 2016, Citizens changed the timing of payments such that the premium would be remitted to us in late January, 2017. Since December 1, 2016 represented the first-ever depopulation of policies from TWIA, premiums due from TWIA accounted for approximately $140 of the change year over year.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Ceded Unearned Premiums

Ceded unearned premiums represents the unexpired portion of premiums which have been paid to the Company’s reinsurers. Ceded unearned premiums are charged to income over the terms of the respective reinsurance treaties. Ceded unearned premiums increased $2,042 to $4,847 as of December 31, 2016 from $2,805 as of December 31, 2015 which is predominantly due to the timing of installment payments due under our excess of loss catastrophe treaties. As we entered into a new treaty effective June 1, 2016, with higher limits compared to our prior treaty which expired on May 31, 2016, the amount of premium we cede and therefor due under our installment agreement has increased over the prior treaty year.

Reinsurance Recoverable

Reinsurance recoverable on both paid losses and loss reserves represents amounts due to the Company, or expected to be due to the Company from its reinsurers, based upon claims and claim reserves which have exceeded the retention amount under our reinsurance treaties. As of December 31, 2016 we have recorded an expected recovery of $444 on paid losses and $3,652 on loss and loss adjustment expense reserves, compared to $0 and $120 respectively as of December 31, 2015. The expected recoveries as of December 31, 2016 result from a series of severe storms which produced multiple tornadoes and flooding in the State of Louisiana in late February 2016, a wind and hail event occurring in both Texas and Louisiana in early March 2016, as well as a wind and flooding event which occurred in Louisiana in mid-August 2016. See “Loss and Loss Adjustment Expense Reserves” in Item 7 of this report for the expected recovery by policy type.

Funds Deposited with Reinsured Companies

Funds deposited with reinsured companies represents collateral we have placed on deposit with Brotherhood based upon our quota-share agreement to reinsure a portion of Brotherhood’s business for wind/hail coverage only. We modified our agreement with Brotherhood effective January 1, 2016 such that we are only required to fund our pro-rata portion of reserves Brotherhood has established for losses and loss adjustment expenses. Prior to the modification of the agreement, we were required to not only fund our pro-rata portion of the loss and loss adjustment expense reserves Brotherhood had established, but also to fund our pro-rata portion of the unearned premium reserves Brotherhood had established on the unexpired portion of the commercial policies subject to our quota-share agreement. Accordingly, our obligation decreased from $725 as of December 31, 2015 to $500 as of December 31, 2016. We funded these obligations via cash deposits made to Brotherhood under a trust agreement.

Current Income Taxes Recoverable/Payable

Current income taxes recoverable increased $230 to $1,195 as of December 31, 2016, compared to $965 as of December 31, 2015, representing the estimate for both the Company’s state and federal income taxes to be recovered for the years ended December 31, 2016 and 2015, respectively, less estimated payments made during each year.

Net Deferred Tax Asset

The Company’s net deferred tax asset decreased $86, to $420 as of December 31, 2016 from $506 as of December 31, 2015. Net deferred income taxes are comprised of approximately $2,359 of deferred tax assets, net of approximately $1,939 of deferred tax liabilities as of December 31, 2016. The change in the net deferred tax asset is primarily due to an increase in the deferred tax liabilities related to our deferred policy acquisition costs.

Property and Equipment

Property and equipment has increased $16 to $250 as of December 31, 2016 compared to $234 as of December 31, 2015, and consists of computers, office equipment, and improvements at our leased facilities in Tampa, Florida and Baton Rouge, Louisiana, shown net of accumulated depreciation. Also included in the balances are vehicles we have purchased for the use of our sales representatives in the state of Texas and Louisiana. Our policy for the capitalization and depreciation of these assets can be found in the Notes to the Consolidated Financial Statements found in Item 8 of this report.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Other Assets

Other assets increased $83, to $788 as of December 31, 2016 from $705 as of December 31, 2015. The major components of other assets, as well as the change therein, are shown below.

	December 31,
	2016	2015	Change
Accrued interest on investments	$117	$77	$40
Security deposits for facility leases	38	38	—
Prepaid expenses	616	590	26
Other receivables	17	—	17
Total	$788	$705	$83

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred but not reported (“IBNR”) loss events and the related estimated loss adjustment expenses gross of amounts expected to be recovered from reinsurance. The table below separates our loss reserves and LAE between IBNR and case specific estimates as of December 31, 2016 and 2015.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
December 31, 2016
Homeowners(1)	$1,523	$463	$1,986	$3,302	$5,288	$2,565
Special Property(2)	697	88	785	898	1,683	1,087
Total	$2,220	$551	$2,771	$4,200	$6,971	$3,652

December 31, 2015
Homeowners	$758	$72	$830	$1,070	$1,900	$120
Special Property	49	9	58	165	223	—
Total	$807	$81	$888	$1,235	$2,123	$120

(1) Homeowners refers to our multi-peril policies for traditional dwellings as well as mobile and manufactured homes.

(2) Special Property includes both our Fire and Allied lines of business, which are primarily wind/hail only products and also includes the commercial wind/hail only business we have assumed through our agreement with Brotherhood and our personal wind/hail only business we have assumed through our agreement with TWIA.

Favorable development for net loss and LAE reserves from prior accident years was $381 for the year ended December 31, 2016 driven primarily by redundancy relating to the 2015 accident year. This redundancy which we experienced for the 2015 accident year is due to a ceded benefit we received under our aggregate treaty which is a part of our catastrophe excess of loss reinsurance program. In March 2016, we experienced the second of two weather related events which, when combined, exceeded the $5,000 retention under our aggregate treaty. This second event allowed us to re-assess all claims we incurred over the reinsurance year covered under our aggregate treaty, or from the period beginning June 1, 2015 and ending May 31, 2016. Thus, in calendar 2016 we ceded approximately $1.4 million of losses related to the 2015 accident year.

For the year ended December 31, 2015, the Company reported $182 of favorable development for net loss and LAE reserves from prior accident years.

The Company cannot predict whether loss and loss adjustment expense reserves will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. Any such development could have a material effect on the Company’s consolidated financial results for a given period.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Unearned Premium Reserves

Unearned premium reserves increased $2,379 to $25,821 as of December 31, 2016 compared to $23,442 as of December 31, 2015. The following table outlines the change in unearned premium reserves by line of business.

	December 31,
	2016	2015	Change
Homeowners	$17,466	$15,688	$1,778
Special Property	8,355	7,754	601
Total	$25,821	$23,442	$2,379

The Company’s increase to its unearned premium reserve is directly related to the increase in written premiums year over year.

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable increased $1,946, to $5,229 as of December 31, 2016 compared to $3,283 as of December 31, 2015 primarily as a result of an increase in the level of coverage we have purchased from year to year, to coincide with the increase in direct and assumed premium we write. The bulk of the balance payable as of December 31, 2016 represents the quarterly payment due under our catastrophe excess of loss treaty, which was paid in January 2017.

Agent Commissions Payable

Agent commissions payable increased $94 to $497 as of December 31, 2016 compared to $403 as of December 31, 2015. As agent commissions are paid in arrears, this balance represents commissions owed to the Company’s independent agents on policies written in December of each year, and corresponds directly with the increase in premiums written by our agents when comparing December 2016 to December 2015.

Premiums Collected in Advance

Advance premium deposits increased $258 to $1,128 as of December 31, 2016 from $870 as of December 31, 2015, and represent cash the Company has received for policies which were not yet in-force as of December 31, 2016 and 2015 respectively. Upon the effective date of coverage, advance premiums are reclassified to the unearned premium reserves account.

Funds held under Reinsurance Treaties

Funds held under reinsurance treaties represents collateral we have received on deposit from our reinsurers under our catastrophe excess of loss treaties and is intended to fund those reinsurers pro-rata portion of reserves we have established for losses and loss adjustment expenses. As of December 31, 2016, we had received cash deposits of $73 from our reinsurers. Our reserve balances as of December 31, 2015 were such that no collateral was required from our reinsurers.

Related Party Transactions

As a result of the termination of the Management Services Agreement (“MSA”), which occurred on February 24, 2015, the Company has issued the following securities to 1347 Advisors, LLC (“Advisors”), a wholly owned subsidiary of KFSI.

●	The Performance Shares Grant Agreement dated February 24, 2015.
●	120,000 shares of Series B Preferred Stock of the Company (the “Preferred Shares”)
●	A warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of fifteen dollars per share. The Warrant expires seven years from date of issuance.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

Since the Preferred Shares have a mandatory redemption provision requiring redemption on February 24, 2020, we were required to classify the Preferred Shares as a liability on our balance sheet instead of recording the value of these shares in equity. The resulting liability was recorded at a discount to the ultimate redemption amount of the Preferred Shares based upon an analysis of the cash payments expected to occur under the terms of the Preferred Shares discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $355 and $282 was charged to operations for the years ending December 31, 2016 and 2015, respectively. An additional $1,252 is expected to be charged to operations through February 2020 using the effective interest method.

Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses increased $202, to $2,065 as of December 31, 2016 compared to $1,863 as of December 31, 2015. The major components of accounts payable and other accrued expenses, as well as the change therein, are shown below.

	December 31,
	2016	2015	Change
Accrued employee compensation	$95	$352	$(257)
Accrued professional fees	509	267	242
Unearned policy fees	204	168	36
Accrued premium taxes and assessments	1,193	1,004	189
Other accounts payable	64	72	(8)
Total	$2,065	$1,863	$202

Off Balance Sheet Arrangements

None.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Contractual Obligations

As of December 31, 2016, the Company had the following amounts due under its operating leases for facilities in Baton Rouge, Louisiana, and Tampa, Florida.

Year ending December 31,	Amounts due under operating leases
2017	$344
2018	291
2019	249
Total	$884

Shareholders’ Equity

On December 1, 2014, the Company’s Board of Directors authorized a share repurchase program for up to 500,000 shares of the Company’s common stock, which expired on December 31, 2016. The Company purchased 177,508 shares at an average price of $6.74 per share for the year ending December 31, 2016 and purchased 223,851 shares at an average price of $7.73 per share for the year ending December 31, 2015. On January 29, 2016, the Company retired 250,000 of its treasury shares, resulting in a reclassification of the purchase price of $1,917 to additional paid in capital.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Gross Premiums Written

The following table shows our gross premiums written by line of business for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
Line of Business	2016	2015	Change
Homeowners	$33,615	$29,987	$3,628
Special Property	17,712	13,864	3,848
Gross Written Premium	$51,327	$43,851	$7,476

The increase in gross written premiums was primarily the result of organic growth in voluntary production from our independent agents. Our agents wrote an additional $5,348 in the State of Louisiana and $3,291 in the State of Texas when comparing the year ending December 31, 2016 to 2015. This was offset by a decrease of approximately $1,271 in premiums written through the depopulation of policies from Citizens. Finally, our participation in the first-ever depopulation from TWIA accounted for an increase of approximately $186 in premiums when comparing annual periods.

Ceded Premiums Written

Ceded premiums written increased by $7,119 to $20,541 for the year ended December 31, 2016, compared to $13,422 for the year ended December 31, 2015. The increase in ceded premiums written is primarily due to an increase in limits purchased under our catastrophe excess of loss reinsurance (“CAT XOL”) program. As our treaty years run from June 1st through May 31st of each year, the twelve month period ending December 31, 2015 covers ceded premiums written under both our 2014/2015 CAT XOL treaty and our 2015/2016 CAT XOL treaty. Similarly, the twelve month period ending December 31, 2016 covers ceded premiums written under both our 2015/2016 and 2016/2017 CAT XOL treaties. The following table is a summary of the key provisions under each of our treaties.

	2014/2015 CAT XOL Treaty 06/01/14 – 05/31/15	2015/2016 CAT XOL Treaty 06/01/15 – 05/31/16	2016/2017 CAT XOL Treaty 06/01/16 – 05/31/17
Wind/Hail loss occurrence clause(1)	120 hours	144 hours	144 hours
Retention on first occurrence	$3,000	$4,000	$5,000
Retention on second occurrence	$2,000	$1,000	$2,000
Limit of coverage including first event retention	$92,000	$140,000	$200,000

1347 PROPERTY INSURANCE HOLDINGS, INC.

(1) Specifies the time period during which our losses from the same occurrence may be aggregated and applied to our retention and limits. We may pick the date and time when the period of consecutive hours begin in order to maximize our recovery.

(2) Our 2016/2017 CAT XOL Treaty also includes a franchise deductible of $125 per occurrence for the claims we cede to our reinsurers under our aggregate portion of our treaty.

The total cost of our CAT XOL coverage is estimated to be approximately $21,000 for the 2016/2017 treaty year.

Net Premium Earned

The following table shows our net premiums earned by line of business.

	Year Ended December 31,
Line of Business	2016	2015	Change
Homeowners	$20,887	$19,064	$1,823
Special Property	9,561	6,870	2,691
Net premium earned	$30,448	$25,934	$4,514

The increase in net premiums earned is due to the increase in gross written premiums less premiums ceded as previously discussed. Premium earned on a direct and ceded basis is as shown in the following table.

	Year Ended December 31,
	2016	2015	Change
Gross premium earned	$48,947	$38,112	$10,835
Ceded premium earned	18,499	12,178	6,321
Net premium earned	$30,448	$25,934	$4,514

Other Income

Other income increased $430, to $1,264 as of December 31, 2016, compared to $834 as of December 31, 2015. Other income is comprised of claims adjusting fee revenue earned by our subsidiary, ClaimCor, policy fee income charged to our policyholders for inspections, premium financing fees for those policyholders which elect to pay their premiums on an installment basis, and also commission revenue resulting from a brokerage sharing agreement between our insurance subsidiary, Maison, and the intermediary Maison uses to place its CAT XOL reinsurance program.

Net Losses and Loss Adjustment Expenses

Net losses and LAE represent both actual payments made and changes in estimated future payments to be made to our policyholders. Net losses and LAE are as shown in the following table.

	Year ended December 31,
	2016		2015
	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)
Weather-Related Non-Catastrophe Losses	$1,133	3.7%	$3,349	12.9%
Non-Weather Related Losses	5,815	19.1%	4,120	15.9%
Subtotal Core Losses(1)	6,948	22.8%	7,469	28.8%
Catastrophe Losses(2)	9,805	32.2%	2,302	8.9%
Prior Period Development (Redundancy)(3)	(381)	(1.2)%	168	0.6%
Total	$16,372	53.8%	$9,939	38.3%

(1)	We define Core Loss as net losses and LAE less the sum of Catastrophe Losses and prior period development (redundancy).
(2)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25,000 of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a Catastrophe as a PCS event where our estimated cost exceeds $1,500.
(3)	Prior Period Development is the amount of ultimate actual loss settlement value which is more than the estimated reserves recorded for a particular liability or loss, while redundancy represents the ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

Our loss ratio (net losses and LAE divided by net premiums earned) for the year ended December 31, 2016 was 53.8% compared to 38.3% for the prior year. We experienced a significant increase in catastrophe related losses due to three Property Claims Services (“PCS”) defined events which impacted us during 2016. These were as follows:

●	PCS CAT 1616 – Our Louisiana policyholders experienced primarily tornado damage, but also damage due to other high winds and hail during these storms which occurred in late February, 2016. The Company’s gross incurred losses from this event for the year ending December 31, 2016 were $6,501. After recoveries available to us under our excess of loss and per risk reinsurance treaties, our net incurred losses from this event were $3,890.

1347 PROPERTY INSURANCE HOLDINGS, INC.

●	PCS CAT 1617 – This event also primarily impacted our Louisiana policyholders who experienced damage from wind, hail, lightning and flooding between March 5-10, 2016. Our gross incurred losses from this event for the year ending December 31, 2016 were $1,597, while net incurred losses were $1,000 after recoveries under our excess of loss treaty.
●	PCS CAT 1644 – This event impacted our Louisiana policyholders as a result of heavy rains and wind in the state between August 11-16, 2016. Our gross and net incurred losses from these storms for the year ending December 31, 2016 were $10,000 and $4,915 respectively.

Our loss ratio from weather related non-catastrophe losses has declined year over year, from 12.9% for the year ended December 31, 2015 to 3.7% for the year ended December 31, 2016. This reduction is attributable to the ceded benefit we received under our aggregate treaty which is a part of our catastrophe excess of loss reinsurance program. In March 2016, we experienced the second of two weather related events (CAT 1617 as described above) which, when combined, exceeded the $5,000 retention under our aggregate treaty. This second event allowed us to re-assess all weather-related claims we incurred over the reinsurance year covered under our aggregate treaty, or from the period beginning June 1, 2015 and ending May 31, 2016. Thus we were able to recover approximately $4,300 in weather-related non-catastrophe claims in the current year.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred acquisition costs for the year ended December 31, 2016 was $8,492, compared to $6,571 for the year ended December 31, 2015 and includes items such as commissions earned by our agencies, premium taxes, assessments, and policy processing fees. This increase correlates with the increase in earned premiums year over year shown by calculating deferred acquisition cost amortization as a percentage of earned premiums, which was 27.8% for 2016, compared to 25.3% for 2015. The increase in amortization of deferred acquisition costs as a percentage of earned premiums can be attributed to an increase in the effective rate of the premium taxes we pay in the State of Louisiana.

General and Administrative Expenses

General and administrative expenses decreased $335 to $6,918 for the year ended December 31, 2016, compared to $7,253 for the year ended December 31, 2015. The following table delineates the major components for general and administrative expense for the years ended December 31, 2016 and 2015, as well as the annual change in those major components.

	Year ended December 31,
	2016	2015	Change
Employee salaries and benefits	$2,875	$2,641	$234
Professional fees	1,225	1,755	(530)
Director’s fees	340	315	25
Rent and facility	887	629	258
Marketing and travel	322	334	(12)
Insurance	276	270	6
Surveys and underwriting reports	385	368	17
Goodwill and other intangible impairment charge	—	246	(246)
Taxes, licenses and fees	190	134	56
Other	418	561	(143)
Total	$6,918	$7,253	$(335)

The change in general and administrative expense was driven primarily by our increased staffing to support our growth in Texas and potentially other states. We went from 22 employees as of December 31, 2015 to 27 employees as of December 31, 2016. While this resulted in an increase in the costs associated with employee salaries, benefits, and rent and facility costs, it also resulted in a decrease in professional fees as we brought in-house many of the services which we previously outsourced. Furthermore, we incurred a charge associated with the impairment of goodwill and other intangibles related to our acquisition of Claimcor in 2015, for which there was no comparable charge in the current year.

Loss on Termination of Management Services Agreement

Upon the termination of the MSA with 1347 Advisors, we recorded a loss of $5,421, representing the estimated fair value of the cash, warrants, preferred shares and performance shares paid to Advisors. For the years ended December 31, 2016 and 2015, we also recorded amortization charges in the amount of $355 and $282, respectively, which are associated with the discount recorded on the preferred shares when issued in the transaction. See “Related Party Transactions” in the Analysis of Financial Condition above for further information on the termination of the MSA.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Income Tax Expense (Benefit)

Income tax expense for the year ended December 31, 2016 was $108 compared to a benefit of $663 for the year ended December 31, 2015. The effective rate for income taxes is 90.8% for the current year, compared to 28.4% for the prior year. The primary cause of the increase in effective tax rate is current state taxes due on income earned by certain of our subsidiary companies in the current year.

Net Income (Loss)

As a result of the foregoing, the Company’s net income for the year ended December 31, 2016 was $11, or $0.00 per diluted share compared to a net loss of $1,673, or $(0.27) per diluted share for the year ended December 31, 2015.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, and from the proceeds from the sales of our common and preferred stock. Cash provided from these sources is used primarily for loss and loss adjustment expense payments as well as other operating expenses. The timing and amount of payments for net losses and loss adjustment expenses may differ materially from the Company’s provisions for loss and loss adjustment expense reserves, which may create increased liquidity requirements.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the years ended December 31, 2016 and 2015.

	Year ended December 31,
Summary of Cash Flows	2016	2015
Net cash provided by operating activities	$3,372	$5,417
Net cash used by investing activities	(6,849)	(9,368)
Net cash used by financing activities	(1,435)	(1,731)
Net decrease in cash and cash equivalents	$(4,912)	$(5,682)

Year ended December 31, 2016

For the year ended December 31, 2016, net cash provided by operating activities as reported on our consolidated statement of cash flows was $3,372. Our source of cash resulted from the collection of approximately $51,058 in premiums in the period. This amount was reduced by the payment of $18,595 in ceded reinsurance premiums, the payment of losses and loss adjustment expenses (net of recoveries from our reinsurers) of $15,500, commissions paid to our agents equaling $7,075, salaries and benefits paid to our employees equaling $2,958, payments to various local and federal regulators for premium, assessments, and income taxes in the amount of $2,068, and other net operating payments of $1,490.

Net cash used by investing activities as reported on our consolidated statements of cash flows was $6,849, primarily due to our purchase of fixed income and equity securities for our investment portfolio.

Net cash used by financing activities was $1,435, comprised of our purchase of 177,508 of our common shares at an aggregate purchase price of $1,195, as well as a dividend payment of $240 to the holders of our preferred shares.

As a result of the foregoing, our net decrease in cash and cash equivalents for the year ended December 31, 2016 was $4,912.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Year ended December 31, 2015

For the year ended December 31, 2015, net cash provided by operating activities as reported on our consolidated statement of cash flows was $5,417. Our source of cash resulted from the collection of approximately $43,851 in premiums in the period. This amount was reduced by the payment of ceded reinsurance premiums of $12,460, the payment of losses and loss adjustment expenses (net of recoveries from our reinsurers) of $8,784, the one-time cash payment of $2,000 to Advisors pursuant to the termination of the MSA, commissions paid to our agents equaling $6,219, wages and salaries paid to our employees equaling $2,267, payments to various local and federal regulators for premium and income taxes and assessments in the amount of $2,495, and other net operating payments of $4,209.

Net cash used by investing activities as reported on our consolidated statements of cash flows was $9,368, primarily due to our purchase of fixed income securities for our investment portfolio.

Net cash used by financing activities was $1,731, comprised entirely of our purchase of 223,851 of our common shares pursuant to the Company’s share buyback program.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

1347 Property Insurance Holdings, Inc.

Tampa, FL

We have audited the accompanying consolidated balance sheets of 1347 Property Insurance Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1347 Property Insurance Holdings, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Grand Rapids, Michigan

March 16, 2017

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Balance Sheets ($ in thousands, except per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $26,793 and $20,332, respectively)	$26,559	$20,238
Equity investments, at fair value (cost of $1,000 and $0, respectively)	1,136	—
Short-term investments, at cost	196	1,149
Limited liability investments, at cost	505	248
Total investments	28,396	21,635
Cash and cash equivalents	43,045	47,957
Deferred policy acquisition costs, net	4,389	4,030
Premiums receivable, net of allowance for credit losses of $38 and $3, respectively	2,923	2,395
Ceded unearned premiums	4,847	2,805
Reinsurance recoverable on paid losses	444	—
Reinsurance recoverable on loss and loss adjustment expense reserves	3,652	120
Funds deposited with reinsured companies	500	725
Current income taxes recoverable	1,195	965
Deferred tax asset, net	420	506
Property and equipment, net	250	234
Intangible assets, net of accumulated amortization of $0 and $3, respectively	—	6
Other assets	788	705
Total assets	$90,849	$82,083

LIABILITIES
Loss and loss adjustment expense reserves	$6,971	$2,123
Unearned premium reserves	25,821	23,442
Ceded reinsurance premiums payable	5,229	3,283
Agent commissions payable	497	403
Premiums collected in advance	1,128	870
Funds held under reinsurance treaties	73	—
Accounts payable and other accrued expenses	2,065	1,863
Series B Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 120,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	2,708	2,593
Total liabilities	44,492	34,577

Commitments and contingencies (Note 19)

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,108,125 and 6,358,125 issued and outstanding at December 31, 2016 and 2015, respectively	6	6
Additional paid-in capital	46,809	48,688
Retained earnings	616	605
Accumulated other comprehensive loss	(65)	(62)
	47,366	49,237
Less: treasury stock at cost, 151,359 and 223,851 shares as of December 31, 2016 and 2015, respectively	(1,009)	(1,731)
Total shareholders’ equity	46,357	47,506
Total liabilities and shareholders’ equity	$90,849	$82,083

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Loss) ($ in thousands, except per share amounts)

	Year ended December 31,
	2016	2015
Revenue:
Net premiums earned	$30,448	$25,934
Net investment income	544	362
Other income	1,264	834
Total revenue	32,256	27,130

Expenses:
Net losses and loss adjustment expenses	16,372	9,939
Amortization of deferred policy acquisition costs	8,492	6,571
General and administrative expenses	6,918	7,253
Loss on termination of Management Services Agreement	—	5,421
Accretion of discount on Series B Preferred Shares	355	282
Total expenses	32,137	29,466

Income (Loss) before income tax expense (benefit)	119	(2,336)
Income tax expense (benefit)	108	(663)
Net income (loss)	$11	$(1,673)

Net earnings (loss) per common share:
Basic	$—	$(0.27)
Diluted	$—	$(0.27)
Weighted average common shares outstanding:
Basic	6,047,979	6,286,706
Diluted	6,047,979	6,286,706

Consolidated Statements of Comprehensive Income (Loss)

Net income (loss)	$11	$(1,673)
Unrealized losses on investments available for sale, net of income taxes	(3)	(61)
Comprehensive income (loss)	$8	$(1,734)

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Shareholders’ Equity ($ in thousands, except share amounts)

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2015	—	—	6,358,125	$6	—	—	$47,631	$2,278	$(1)	$49,914
Stock compensation expense	—	—	—	—	—	—	47	—	—	47
Issuance of performance shares and warrants pursuant to MSA termination transaction	—	—	—	—	—	—	1,010	—	—	1,010
Repurchases of common stock	—	—	(223,851)	—	223,851	(1,731)	—	—	—	(1,731)
Net loss	—	—	—	—	—	—	—	(1,673)	—	(1,673)
Other comprehensive loss	—	—	—	—	—	—	—	—	(61)	(61)
Balance, December 31, 2015	—	$—	6,134,274	$6	223,851	$(1,731)	$48,688	$605	$(62)	$47,506

Stock compensation expense	—	—	—	—	—	—	38	—	—	38
Repurchases of common stock	—	—	(177,508)	—	177,508	(1,195)	—	—	—	(1,195)
Retirement of treasury shares	—	—	—	—	(250,000)	1,917	(1,917)	—	—	—
Net income	—	—	—	—	—	—	—	11	—	11
Other comprehensive loss	—	—	—	—	—	—	—	—	(3)	(3)
Balance, December 31, 2016	—	$—	5,956,766	$6	151,359	$(1,009)	$46,809	$616	$(65)	$46,357

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows ($ in thousands)

	Year ended December 31,
	2016	2015
Cash provided by (used in):
Operating activities:
Net income (loss)	$11	$(1,673)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Issuance of Preferred Shares, Performance Shares, and Warrants pursuant to MSA termination transaction	—	3,321
Accretion of discount on Series B Preferred Shares	355	282
Charge for impairment of goodwill and other intangible assets	—	251
Net deferred income taxes	87	(243)
Stock compensation expense	38	47
Depreciation expense	67	53
Changes in operating assets and liabilities, net of effect of acquisition:
Premiums receivable, net	(528)	(309)
Reinsurance recoverable on paid losses and loss reserves	(3,976)	243
Amounts held on deposit with reinsured companies	225	(725)
Ceded unearned premiums	(2,042)	(1,244)
Deferred policy acquisition costs, net	(359)	(939)
Loss and loss adjustment expense reserves	4,848	912
Premiums collected in advance	258	310
Due to related party	—	(145)
Unearned premium reserves	2,379	5,739
Ceded reinsurance premiums payable	1,946	724
Current income taxes payable	(230)	(1,227)
Other, net	293	40
Net cash provided by operating activities	3,372	5,417

Investing activities:
Purchases of furniture and equipment	(83)	(48)
Acquisition of entity, net of cash acquired	—	(305)
Purchases of limited liability investments	(258)	(248)
Net purchases of fixed income securities	(6,461)	(9,817)
Purchases of equity securities	(1,000)	—
Net proceeds from the sales of short-term investments	953	1,050
Net cash used by investing activities	(6,849)	(9,368)

Financing activities:
Payment of dividends on preferred shares	(240)	—
Purchases of treasury stock	(1,195)	(1,731)
Net cash used by financing activities	(1,435)	(1,731)

Net decrease in cash and cash equivalents	(4,912)	(5,682)
Cash and cash equivalents at beginning of period	47,957	53,639
Cash and cash equivalents at end of period	$43,045	$47,957

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$128	$775

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

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

Prior to March 31, 2014, the Company was a wholly owned subsidiary of Kingsway America Inc. (“KAI”). KAI in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering of its common stock and then on June 13, 2014, the Company completed a follow-on offering. Through the combination of the Company’s IPO and follow-on offering, we issued approximately five million shares of our common stock. As of December 31, 2016 KAI and companies affiliated with KAI held approximately 975,000 shares of our common stock, equivalent to 16.4% of our outstanding shares.

PIH has three wholly-owned subsidiaries; Maison Insurance Company (“Maison”), a Louisiana-domiciled property and casualty insurance company, Maison Managers, Inc. (“MMI”), a managing general agent, incorporated in the State of Delaware, and ClaimCor, LLC (“ClaimCor”), a Florida based claims solutions company.

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

In addition to the voluntary policies Maison writes, we have participated in the last five rounds of depopulation programs implemented by Louisiana Citizens Property Insurance Company (“Citizens”), occurring on December 1st of each year as well as the inaugural depopulation of policies from the Texas Windstorm Insurance Association (“TWIA”) which occurred on December 1, 2016. Under these programs, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by both Citizens and TWIA.

MMI serves as the Company’s management services subsidiary as a general agency providing underwriting, policy administration, claims administration, marketing, financial and other management services to Maison. MMI contracts with independent agents for policy sales and services, and contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by, and subject to the regulatory oversight of both the Louisiana and Texas Departments of Insurance (“LDI” and “TDI”, respectively).

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

Investments:

Investments in fixed income and equity securities are classified as available-for-sale and reported at estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive loss, net of tax, until sold or an other-than-temporary impairment is recognized, at which point the cumulative unrealized gains or losses are transferred to the consolidated statement of operations.

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

($ in thousands, except per share amounts)

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

Rent expense for the Company’s office leases is recognized on a straight line basis over the term of the lease. Rent expense was $343 and $214 for the years ended December 31, 2016 and 2015, respectively.

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

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with two major U.S. domestic banking institutions and three regional banks headquartered in the Southeastern U.S. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At December 31, 2016 the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

The Company also has risk associated with the lack of geographic diversification due to the fact that Maison primarily underwrites policies in Louisiana and Texas. The Company insures personal property located in 62 of the 64 parishes in the State of Louisiana. As of December 31, 2016, these policies are concentrated within these parishes as follows: Saint Tammany Parish 15.2%, Jefferson Parish 14.2%, East Baton Rouge Parish 7.7%, Orleans Parish 5.6%, Livingston Parish 5.6%, Tangipahoa Parish 5.3%, and Terrebonne Parish 5.2%. No other parish individually has over 5.0% of the total direct policies in force as of December 31, 2016. The remaining 56 parishes combine to equal 33% of our total policies in force as of December 31, 2016. On a direct basis, Maison writes in 105 of the 254 counties that comprise the State of Texas, however no single county represents over 5.0% of our total direct policies in force as of December 31, 2016.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

Revenue Recognition:

Premium revenue is recognized on a pro rata basis over the term of the respective policy contract. Unearned premium reserves represent the portion of premium written that is applicable to the unexpired term of policies in force.

Service charges on installment premiums are recognized as income upon receipt of related installment payments and are reflected in other income.

Revenue from policy fees is deferred and recognized over the term of the respective policy period, with revenue reflected in other income.

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

($ in thousands, except per share amounts)

3. Recently Issued Accounting Standards

ASU 2015-09: Financial Services – Insurance:

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-09: Financial Services – Insurance (Topic 944): Disclosures about Short-Duration Contracts. This update provides for an increase in the transparency of accounting estimates made by companies in the measurement of short-duration contracts and unpaid claim and claim adjustment expense liabilities by requiring additional disclosures, as well as improvements to existing disclosures. The Company has elected to apply early application of the amendments as permitted in the ASU. The adoption of the amendments did not have an impact on the Company’s results of operations, financial position, or liquidity. The new standard did provide for additional disclosures surrounding our loss and loss adjustment expenses and expense reserves which the Company has included in Note 7 of this report.

ASU 2016-01: Financial Instruments-Overall:

In January 2016, the FASB issued ASU 2016-01: Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. Most significantly, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income (loss). ASU 2016-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. ASU 2016-01 will be applied using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Adoption of ASU 2016-01 is not expected to have a material impact on the Company’s financial position, cash flows, or total comprehensive income, but could impact the Company’s results of operations and earnings (loss) per share as changes in fair value will be presented in net income (loss) rather than other comprehensive income (loss). For the year ended December 31, 2016 the Company had an unrealized gain of $90, on its equity investments, net of the effect of income taxes.

ASU 2016-02: Leases:

In February 2016, the FASB issued ASU 2016-02: Leases. ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income while the repayment of the principal portion of the lease liability will be classified as a financing activity and the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company has reviewed its existing lessee obligations and has determined that ASU 2016-02 will apply should the Company renew its existing leases, or enter into any new lease agreements.

ASU 2016-09: Stock Compensation:

In March 2016, the FASB issued ASU 2016-09: Compensation – Stock Compensation: Improvement to Employee Share-Based Payment Accounting. ASU 2016-09 was issued to simplify the accounting for share-based payment awards. The guidance requires that all tax effects related to share-based payment be made through the statement of operations at the time of settlement as opposed to the current guidance that requires excess tax benefits to be recognized in additional paid-in-capital. ASU 2016-09 also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. The change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening accumulated deficit. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a departure from the current requirement which presents tax benefits as an inflow from financing activities and an outflow from operating activities. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company does not believe the adoption of ASU 2016-09 will have a material impact on its consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

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

4. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on fixed income securities classified as available-for-sale at December 31, 2016 and 2015 is as follows.

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government	$1,623	$1	$(20)	$1,604
State municipalities and political subdivisions	2,271	2	(27)	2,246
Asset-backed securities and collateralized mortgage obligations	12,095	9	(136)	11,968
Corporate	10,804	28	(91)	10,741
Total fixed income securities	26,793	40	(274)	26,559
Equity securities:
Common stock	1,000	136	—	1,136
Total equity securities	1,000	136	—	1,136
Total fixed income and equity securities	$27,793	$176	$(274)	$27,695

As of December 31, 2015
Fixed income securities:
U.S. government	$650	$—	$(3)	$647
State municipalities and political subdivisions	1,656	2	(7)	1,651
Asset-backed securities and collateralized mortgage obligations	9,123	14	(55)	9,082
Corporate	8,903	16	(61)	8,858
Total fixed income securities	$20,332	$32	$(126)	$20,238

The table below summarizes the Company’s fixed income securities at December 31, 2016 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value
One year or less	$1,827	$1,828
More than one to five years	12,737	12,678
More than five to ten years	3,987	3,918
More than ten years	8,242	8,135
Total	$26,793	$26,559

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

The following table highlights the aggregate unrealized loss position and security type, those fixed income securities in unrealized loss positions as of December 31, 2016 and December 31, 2015. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions. There were 122 and 107 fixed income investments that were in unrealized loss positions as of December 31, 2016 and December 31, 2015, respectively. The Company held no equity securities in unrealized loss positions at either date.

	Less than 12 Months		Greater than 12 Months		Total
As of December 31, 2016	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
U.S. government	$1,303	$(20)	$—	$—	$1,303	$(20)
State municipalities and political subdivisions	1,537	(27)	—	—	1,537	(27)
Asset-backed securities and collateralized mortgage obligations	9,552	(133)	460	(3)	10,012	(136)
Corporate	5,952	(91)	—	—	5,952	(91)
Total investments in fixed income securities	$18,344	$(271)	$460	$(3)	$18,804	$(274)

As of December 31, 2015
Fixed income securities:
U.S. government	$346	$(3)	$—	$—	$346	$(3)
State municipalities and political subdivisions	1,014	(7)	—	—	1,014	(7)
Asset-backed securities and collateralized mortgage obligations	7,472	(55)	—	—	7,472	(55)
Corporate	5,236	(61)	—	—	5,236	(61)
Total investments in fixed income securities	$14,068	$(126)	$—	$—	$14,068	$(126)

Under the terms of the certificate of authority granted to Maison by the Texas Department of Insurance, Maison is required to pledge securities totaling approximately $2,000 with the State of Texas. These securities consist of cash in the amount of $300 as well as various fixed income securities listed in the preceding tables which have an amortized cost basis of $1,701 and estimated fair value of $1,692 as of December 31, 2016.

The Company’s limited liability investments are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $505 through December 31, 2016. One of these limited partnerships is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016, is wholly owned by KFSI. The Company has accounted for its limited liability investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

Other-Than-Temporary Impairment:

The establishment of an other-than-temporary impairment on an investment requires a number of judgments and estimates. The Company performs a quarterly analysis of the individual investments to determine if declines in market value are other-than-temporary. The analysis includes some or all of the following procedures as deemed appropriate by the Company:

●	considering the extent, and length of time during which the market value has been below cost;
●	identifying any circumstances which management believes may impact the recoverability of the unrealized loss positions;
●	obtaining a valuation analysis from a third-party investment manager regarding the intrinsic value of these investments based upon their knowledge and experience combined with market-based valuation techniques;
●	reviewing the historical trading volatility and trading range of the investment and certain other similar investments;
●	assessing if declines in market value are other-than-temporary for debt instruments based upon the investment grade credit ratings from third-party credit rating agencies;
●	assessing the timeliness and completeness of principal and interest payment due from the investee; and
●	assessing the Company’s ability and intent to hold these investments until the impairment may be recovered

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

The risks and uncertainties inherent in the assessment methodology used to determine declines in market value that are other-than-temporary include, but may not be limited to, the following:

●	the opinions of professional investment managers could be incorrect;
●	the past trading patterns of investments may not reflect their future valuation trends;
●	the credit ratings assigned by credit rating agencies may be incorrect due to unforeseen events or unknown facts related to the investee company’s financial situation; and
●	the historical debt service record of an investment may not be indicative of future performance and may not reflect a company’s unknown underlying financial problems.

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

Accordingly, all of the Company’s investments were deemed to be in good standing and not impaired as of December 31, 2016 and 2015. Additionally, there were no write-downs for other-than-temporary impairments on the Company’s investments for the years then ended.

The Company does not have any exposure to subprime mortgage-backed investments.

Net investment income for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015
Investment income:
Interest on fixed income securities	$471	$285
Interest on cash and cash equivalents	129	114
Realized gains on sale of fixed income securities	9	—
Gross investment income	609	399
Investment expenses	(65)	(37)
Net investment income	$544	$362

5. Reinsurance

The Company reinsures, or cedes, a portion of its written premiums on a per-risk and an excess of loss basis to non-affiliated insurers in order to limit its loss exposure. Although reinsurance is intended to reduce the Company’s exposure risk, the ceding of insurance does not legally discharge the Company from its primary liability for the full amount of coverage under its policies. If our reinsurers fail to meet their obligations under the applicable reinsurance agreements, the Company would still be required to pay the insured for the loss.

Under the Company’s per-risk treaties, reinsurance recoveries are received for up to $1,750 in excess of a retention of $250 for each risk. The Company ceded $569 and $342 in written premiums under its per-risk treaties for the years ended December 31, 2016 and 2015 respectively.

The Company’s excess of loss treaties are based upon a treaty year beginning on June 1st of each year and expiring on May 31st of the following year. Thus, the financial statements for the years ending December 31, 2016 and 2015 contain premiums ceded under three separate excess of loss treaties. Under the Company’s 2015/2016 excess of loss treaty which expired on May 31, 2016, for each catastrophic event occurring within a 144-hour period, the Company receives reinsurance recoveries of up to $121,000 in excess of a retention of $4,000 per event. The Company had also procured another layer of reinsurance protection that may be used for any event above $125,000, up to a maximum recovery of $15,000. This $15,000 second layer of coverage applied in total to all events occurring during the treaty year of June 1, 2015 through May 31, 2016. Thus, the aggregate loss which the Company retained for the two catastrophes which occurred during the 2015/2016 treaty year was $5,000.

On June 1, 2016 the Company entered into a new excess of loss treaties whereby for each catastrophic event occurring within a 144-hour period, the Company receives reinsurance recoveries of up to $170,000 in excess of a $5,000 retention per event. For any event above $175,000, the Company purchased aggregate coverage, with an additional limit of $25,000 and subject to a franchise deductible of $125 for each 144-hour occurrence. The $25,000 aggregate coverage applies in total to all events occurring during the June 1, 2016 to May 31, 2017 treaty year. The aggregate loss the Company could retain for two catastrophes occurring during the treaty year is $7,000.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

The Company ceded $19,972 and $13,080 in written premiums under its excess of loss treaties for the years ended December 31, 2016 and 2015, respectively.

In June 2015, we began writing business through a quota-share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we act as a reinsurer, and have assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas. Our quota-share percentage varies from 35%-100% of wind/hail premium written by Brotherhood, dependent upon the geographic location (coastal versus non-coastal) within the State of Texas. As of December 31, 2016, we have written $1,150 in assumed premiums on 522 policies through the Brotherhood agreement.

On December 1, 2016 we participated TWIA’s inaugural depopulation program whereby Maison assumed policies for wind and hail only exposures along the Gulf Coast area of Texas. The depopulation program was structured such that Maison reinsures TWIA under a 100% quota share agreement. As of December 31, 2016, we have written $186 in assumed premiums on approximately 1,300 policies through the TWIA quota share agreement.

The impact of reinsurance treaties on the Company’s financial statements is as follows:

	Year Ended December 31,
	2016	2015
Premium written:
Direct	$49,991	$42,677
Assumed	1,336	1,174
Ceded	(20,541)	(13,422)
Net premium written	$30,786	$30,429

Premium earned:
Direct	$46,851	$37,699
Assumed	2,096	413
Ceded	(18,499)	(12,178)
Net premium earned	$30,448	$25,934

Losses and LAE incurred:
Direct	$28,372	$10,316
Assumed	3,414	90
Ceded	(15,414)	(467)
Net losses and LAE incurred	$16,372	$9,939

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

DPAC as well as the related amortization expense associated with DPAC for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015

Balance, January 1, net	$4,030	$3,091
Additions	8,851	7,510
Amortization	(8,492)	(6,571)
Balance, December 31, net	$4,389	$4,030

7. Loss and Loss Adjustment Expense Reserves

The Company continually revises its estimates of the ultimate financial impact of claims made. A significant degree of judgment is required to determine amounts recorded in the consolidated financial statements for the provision for loss and loss adjustment expense (“LAE”) reserves. The process for establishing the provision for loss and loss adjustment expense reserves reflects the uncertainties and significant judgmental factors inherent in predicting future results of both known and unknown loss events. The process of establishing the provision for loss and loss adjustment expense reserves relies on the judgment and opinions of a large number of individuals within the Company.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

The Company’s evaluation of the adequacy of loss and loss adjustment expense reserves includes a re-estimation of the liability for loss and loss adjustment expense reserves relating to each preceding financial year compared to the liability that was previously established. The following tables illustrate incurred and paid claims development as of December 31, 2016, net of reinsurance, along with cumulative claim frequency and total incurred-but-not-reported (“IBNR”) liabilities as well as paid claims development on reported claims within the net incurred claims amounts. We have presented this information separately for both our homeowners multi-peril policies, which includes our traditional dwelling policies and also mobile and manufactured home policies, as well as for our special property policies, which include both our fire and allied lines of business. Our allied lines primarily consist of wind/hail only policies (including those assumed through Citizens and TWIA) as well as the commercial wind/hail only policies we have assumed through our agreement with Brotherhood. The information about incurred and paid claims development for the years ended December 31, 2012 through 2015 is presented as unaudited supplementary information.

	Cumulative Incurred Losses and LAE, Net of Reinsurance
	For the Years Ended December 31,					As of December 31, 2016
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
2012	$—	$—	$—	$—	$—	$—	—
2013		460	380	355	355	—	57
2014			3,680	3,878	4,357	—	557
2015				8,442	7,734	170	1,207
2016					15,862	1,152	2,704
Total – Homeowners Multi-Peril Policies					$28,308	$1,322	4,525

	For the Years Ended December 31,					As of December 31, 2016
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
2012	$9,392	$—	$—	$—	$—	$—	—
2013		2,478	2,375	2,363	2,400	—	406
2014			115	120	120	—	33
2015				1,331	1,142	30	191
2016					891	448	232
Total – Special Property Policies					$4,553	$478	862

	For the Years Ended December 31,					As of December 31, 2016
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
2012	$9,392	$—	$—	$—	$—	$—	—
2013		2,938	2,755	2,718	2,755	—	463
2014			3,795	3,998	4,477	—	590
2015				9,773	8,876	200	1,398
2016					16,753	1,600	2,936
Total – All Lines					$32,861	$1,800	5,387

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

	Cumulative Paid Losses and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016
2012	$—	$—	$—	$—	$—
2013		309	352	355	355
2014			2,925	3,674	4,058
2015				6,867	7,426
2016					13,745
Total Paid Losses and LAE, net of reinsurance – Homeowners Multi-Peril Policies					$25,584
Liability for Losses and LAE, net of reinsurance – Homeowners Multi-Peril Policies					$2,724

	For the Years Ended December 31,
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016
2012	$—	$—	$—	$—	$—
2013		2,275	2,325	2,346	2,340
2014			99	120	120
2015				1,124	1,112
2016					386
Total Paid Losses and LAE, net of reinsurance – Special Property Policies					$3,958
Liability for Losses and LAE, net of reinsurance – Special Property Policies					$595

	For the Years Ended December 31,
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016
2012	$—	$—	$—	$—	$—
2013		2,584	2,677	2,701	2,695
2014			3,024	3,794	4,178
2015				7,991	8,538
2016					14,131
Total Paid Losses and LAE, net of reinsurance – All Lines					$29,542
Liability for Losses and LAE, net of reinsurance – All Lines					$3,319

A reconciliation of the net incurred and paid loss development tables to the liability for loss and loss adjustment expenses on the balance sheet is as follows.

	As of December 31,
	2016	2015
Net Liability for Loss and LAE Reserves
Homeowners Multi-Peril Policies	$2,724	$1,780
Special Property Policies	595	223
Liability for Loss and LAE, net of reinsurance – All Lines	$3,319	$2,003

Reinsurance Recoverable on Loss and LAE Reserves
Homeowners Multi-Peril Policies	$2,565	$120
Special Property Policies	1,087	—
Reinsurance Recoverable on Loss and LAE Reserves – All Lines	$3,652	$120

Total Gross Liability for Loss and LAE Reserves – All Lines	$6,971	$2,123

The following supplementary information provides average historical claims duration as of December 31, 2016.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (unaudited)
Age of loss (in years)	1	2	3	4
Homeowners Multi-Peril Policies	84.2%	4.8%	1.4%	—%
Special Property Policies	85.3%	1.3%	0.4%	—%
All Lines	84.4%	4.3%	1.2%	—%

8. Income Taxes

A summary of income tax expense (benefit) is as follows:

	Year Ended December 31,
	2016	2015
Current income tax expense (benefit)	$20	$(452)
Deferred income tax expense (benefit)	88	(211)
Total income tax expense (benefit)	$108	$(663)

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

Actual income tax expense (benefit) differs from the income tax expense computed by applying the applicable effective federal and state tax rates to income before income tax expense (benefit) as follows:

	Year ended December 31,
	2016		2015
	$	%	$	%

Provision for taxes at U.S. statutory marginal income tax rate of 34%	$40	34.0%	$(794)	34.0%
Nondeductible expenses	15	12.4%	20	(0.8)%
State tax (net of federal benefit)	53	44.4%	105	(4.5)%
Other	—	—%	6	(0.3)%
Income tax expense (benefit)	$108	90.8%	$(663)	28.4%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes as compared to the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	As of December 31,
	2016	2015
Deferred income tax assets:
Loss and loss adjustment expense reserves	$35	$22
Unearned premium reserves	1,503	1,462
Net operating loss carryforwards	235	284
Share-based compensation	316	264
Other	270	278
Deferred income tax assets	$2,359	$2,310

Deferred income tax liabilities:
Deferred policy acquisition costs	$1,492	$1,370
State deferred taxes	397	378
Other	50	56
Deferred income tax liabilities	$1,939	$1,804

Net deferred income tax assets	$420	$506

The Company has recorded a net deferred tax asset of $420 and $506 as of December 31, 2016 and December 31, 2015, respectively. Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2016, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the ability to realize the deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

As of December 31, 2016 the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $691 which will be available to offset future taxable income. As a result of certain changes in ownership and pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, these NOLs are subject to a yearly limitation. The amount and expiration date of the NOL carryforwards are as follows:

Year of Occurrence	Year of Expiration	Amount
2013	2032	$684
2014	2033	7
Total		$691

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
($ in thousands, except per share amounts)

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

The Company files federal income tax returns as well as multiple state and local tax returns. The Company’s consolidated federal and state income tax returns for the years 2012 - 2015 are open for review by the Internal Revenue Service (“IRS”) and the various state taxing authorities.

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

As a result of the purchase, we initially recorded goodwill in the amount of $211 on our consolidated balance sheet as of January 2, 2015. The goodwill was not amortized, but rather subject to impairment testing on, at minimum, an annual basis. We also recognized the estimated fair value of the non-compete agreement as well as a customer base asset as part of the ClaimCor acquisition at a combined total of $52 as of January 2, 2015. The non-compete agreement was amortized over a two year period and on December 31, 2016, the remaining unamortized balance of the non-compete agreement was charged to operations due to its de-minimus nature. The customer base asset was to be amortized over an estimated useful-life of 5 years. The Company recognized expense related to the amortization of these assets in the amount of $6 and $11 for the years ended December 31, 2016 and 2015, respectively.

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

10. Net Earnings (Loss) Per Share

Net earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings (loss) per share for the years ended December 31, 2016 and 2015.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
($ in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015
Basic:
Net income (loss)	$11	$(1,673)
Weighted average common shares outstanding	6,047,979	6,286,706
Basic earnings (loss) per common share	$—	$(0.27)

Diluted:
Net income (loss)	$11	$(1,673)
Weighted average common shares outstanding	6,047,979	6,286,706
Dilutive stock options outstanding	—	—
Diluted weighted average common shares outstanding	6,047,979	6,286,706
Diluted earnings (loss) per common share	$—	$(0.27)

The following potentially dilutive securities outstanding as of December 31, 2016 and 2015 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of December 31,
	2016	2015
Options to purchase common stock	177,456	210,489
Warrants to purchase common stock	1,906,875	1,906,875
Restricted stock units	20,500	20,500
Performance shares (Note 13)	475,000	475,000
	2,579,831	2,612,864

11. Equity Incentive Plan

The Company has established a stock option incentive plan for employees and directors of the Company (the “Plan”). The purpose of the Plan is to create incentives designed to motivate recipients to significantly contribute toward the Company’s growth and success, and also to attract and retain persons of outstanding competence, and provide such persons with an opportunity to acquire an equity interest in the Company.

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

In April 2015, the Company’s shareholders approved an amendment to the Plan to allow for the issuance of additional award types under the Plan. In addition to non-qualified stock options issuable under the Plan, the amendment provides for the issuance of restricted stock, restricted stock units (“RSUs”), performance shares, performance cash awards, and other stock-based awards. The Plan provides for the issuance of 354,912 shares of common stock. As of December 31, 2016, both stock options and RSUs had been issued to the Company’s employees under the Plan resulting in 156,956 shares available for future issuance under the Plan.

Stock option information for the two years ended December 31, 2016 is as follows.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Common Stock Options
Outstanding, January 1, 2015	210,489	$8.05	3.62	$0.96	$—
Exercisable, January 1, 2015	125,308	$8.04	3.18	$0.88	$—
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding, December 31, 2015	210,489	$8.05	2.81	$0.96	$—
Exercisable, December 31, 2015	146,603	$8.04	2.62	$0.90	$—
Granted	—	—
Exercised	—	—
Cancelled	(33,033)	8.00
Outstanding, December 31, 2016	177,456	$8.06	2.25	$1.07	$—
Exercisable, December 31, 2016	134,865	$8.06	2.25	$1.07	$—

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
($ in thousands, except per share amounts)

A summary of the status of the Company’s non-vested employee stock options is as follows.

	Shares	Weighted Average Grant Date Fair Value
Non-Vested Common Stock Options
Non-vested, January 1, 2015	85,181	$1.07
Granted	—	—
Vested	(21,295)	1.07
Cancelled	—	—
Non-vested, December 31, 2015	63,886	$1.07
Granted	—	—
Vested	(21,295)	1.07
Cancelled	—	—
Non-vested, December 31, 2016	42,591	$1.07

On May 29, 2015, the Company’s Board of Directors granted RSUs to certain of its executive officers under the Plan. Each RSU granted entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest as follows: (i) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $10.00 per share and; (ii) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $12.00 per share. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire, however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. The following table summarizes RSU activity for the two years ended December 31, 2016.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2015	—	$—
Granted	20,500	1.34
Vested	—	—
Forfeited	—	—
Non-vested units, December 31, 2015	20,500	$1.34
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vest units, December 31, 2016	20,500	$1.34

Total stock based compensation expense for the years ended December 31, 2016 and 2015 was $38 and $47, respectively. As of December 31, 2016, total unrecognized stock compensation expense of $30 remains, which will be recognized ratably through March 31, 2018.

Stock warrants issued, exercised and outstanding as of December 31, 2016 are as follows.

	Shares	Weighted Average Exercise Price
Common Stock Warrants
Outstanding, January 1, 2015	406,875	$9.69
Exercisable, January 1, 2015	312,500	$9.60
Granted	1,500,000	15.00
Exercised	—
Cancelled	—
Outstanding, December 31, 2015	1,906,875	$13.87
Exercisable, December 31, 2015	1,906,875	$13.87
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding, December 31, 2016	1,906,875	$13.87
Exercisable, December 31, 2016	1,906,875	$13.87

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
($ in thousands, except per share amounts)

On March 31, 2014, the Company issued warrants to purchase 94,375 shares of its common stock to the underwriters of the Company’s IPO. Each warrant entitles the holder to purchase one common share of PIH at a price of $10.00 per share at any time after March 31, 2015 and prior to expiry on March 31, 2019.

Also on March 31, 2014, in connection with the conversion of Series A Preferred Shares then outstanding into the Company’s common shares, the Company issued warrants to purchase 312,500 shares of the Company’s common stock to Fund Management Group LLC, an entity of which the Company’s Chairman of the Board, Gordon G. Pratt, is a Managing Member and controlling equity holder. Each warrant issued to Fund Management Group LLC entitles the holder to purchase one share of common stock at a price equal to $9.60, subject to certain adjustments under a warrant agreement (the “Warrant Agreement”). The warrants have an expiry date of March 31, 2019 and vested upon issuance. The warrants may be redeemable by the Company at a price of $0.01 per warrant during any period in which the closing price of the Company’s common shares is at or above $14.00 per share for 20 consecutive trading days. The warrant holder is entitled to a 30-day notice prior to the date of such redemption.

The details of the Company’s remaining warrants issued and outstanding are discussed in Note 13 – Related Party Transactions, below.

12. Shareholders’ Equity

Treasury Shares

On December 1, 2014, the Company’s Board of Directors authorized a share repurchase program for up to 500,000 shares of the Company’s common stock which expired on December 31, 2016. Through December 31, 2016, the Company has repurchased an aggregate 401,359 shares at an aggregate purchase price of $2,927, or $7.29 per share, including all fees and commissions.

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

Performance Share Grant Agreement

On March 26, 2014, the Company entered into a Performance Share Grant Agreement (“PSGA”) with KAI, whereby KAI will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones regarding the Company’s stock price. Pursuant to the terms of the PSGA, if at any time the last sales price of the Company’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). The shares of common stock granted to KAI will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. As of December 31, 2016, the Company has not issued any shares under the PSGA.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
($ in thousands, except per share amounts)

Termination of Management Services Agreement

As a result of the termination of the Management Services Agreement (“MSA”), which occurred on February 24, 2015, the Company has issued the following securities to 1347 Advisors, LLC (“Advisors”), a wholly owned subsidiary of KFSI.

●	The Performance Shares Grant Agreement dated February 24, 2015.
●	120,000 shares of Series B Preferred Stock of the Company (the “Preferred Shares”)
●	A warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of fifteen dollars per share. The Warrant expires seven years from date of issuance.

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

Accounting for the Termination of the MSA

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

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the Preferred Shares have a mandatory redemption date of February 24, 2020, the guidance required that we classify the Preferred Shares as a liability on our consolidated balance sheet, rather than recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 redemption amount plus dividends expected to be paid on the Preferred Shares while outstanding, discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $355 and $282 was charged to operations for the years ended December 31, 2016 and 2015, respectively. An additional $1,252 is expected to be charged to operations through February 2020 using the effective interest method.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
($ in thousands, except per share amounts)

The Company applied the guidance outlined in ASC 505-50 – Equity-Based Payments to Non-Employees in recording the issuance of the Warrants and Performance Shares by recognizing an increase to equity for the estimated fair value of both instruments as of their date of grant. We estimated the fair value of the Warrants on grant date based upon the Black-Scholes option pricing model. Significant assumptions used in determining the fair value of the Warrants were as follows:

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

14. Accumulated Other Comprehensive Loss

The table below details the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
Unrealized gains (losses) on available-for-sale securities:
Balance, January 1	$(62)	$(1)
Other comprehensive income (loss) before reclassifications	1	(95)
Amounts reclassified from accumulated other comprehensive loss	(6)	—
Income taxes	2	34
Net current-period other comprehensive loss	(3)	(61)
Balance, December 31	$(65)	$(62)

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
($ in thousands, except per share amounts)

The FASB has issued guidance that defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.
●	Level 2 – inputs to the valuation methodology which include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly for substantially the full-term of the financial instrument.
●	Level 3 – inputs to the valuation methodology which are unobservable and significant to the measurement of fair value.

Financial instruments measured at fair value as of December 31, 2016 and 2015 in accordance with this guidance are as follows.

As of December 31, 2016	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. government	$—	$1,604	$—	$1,604
State municipalities and political subdivisions	—	2,246	—	2,246
Asset-backed securities and collateralized mortgage obligations	—	11,968	—	11,968
Corporate	—	10,741	—	10,741
Total fixed income securities	—	26,559	—	26,559

Equity securities:
Common stock	1,136	—	—	1,136
Total equity securities	1,136	—	—	1,136

Total fixed income and equity securities	$1,136	$26,559	$—	$27,695

As of December 31, 2015
Fixed income securities:
U.S. government	$—	$647	$—	$647
State municipalities and political subdivisions	—	1,651	—	1,651
Asset-backed securities and collateralized mortgage obligations	—	9,082	—	9,082
Corporate	—	8,858	—	8,858
Total	$—	$20,238	$—	$20,238

16. Statutory Requirements

The Company’s insurance subsidiary, Maison, prepares statutory basis financial statements in accordance with accounting practices prescribed or permitted by the LDI. Prescribed statutory accounting practices include state laws, rules and regulations as well as accounting practices and rules as outlined in a variety of publications of the National Association of Insurance Commissioners (“NAIC”). Permitted statutory accounting practices encompass all accounting practices that are not prescribed, but instead have been specifically requested by an insurer and allowed by the state in which the insurer is domiciled (in Maison’s case, Louisiana). Permitted practices may differ from state to state, or company to company within a state, and may change in the future. In converting from statutory accounting basis to U.S. GAAP, typical adjustments include the deferral of acquisition costs (which are all charged to operations as incurred on a statutory basis), the inclusion of statutorily non-admitted assets on the balance sheet, the inclusion of net unrealized holding gains or losses related to investments included on the balance sheet, as well as the inclusion of changes in deferred tax assets and liabilities in the statement of operations.

Statutory Surplus and Capital Requirements

In order to retain its certificate of authority in the State of Louisiana, Maison is required to maintain a minimum capital surplus of $5,000. As of December 31, 2016 Maison’s capital surplus was $19,835.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
($ in thousands, except per share amounts)

As of December 31, 2016, Maison’s RBC ratio was 346%, as a result, our surplus was considered to be in the “no action” level.

States routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 2016, Maison held investment securities with a fair value of approximately $100 as a deposit with the LDI and cash and investment securities with a fair value of approximately $1,992 as a deposit with the TDI.

Surplus Notes

PIH, as the parent company of Maison, is subject to the insurance holding company laws of the State of Louisiana, which, among other things, regulate the terms of surplus notes issued by insurers to their parent company. Maison’s capital includes five surplus notes issued to PIH in the amount of $6,050, all of which were approved by the LDI prior to their issuance. Notes accrue interest at 10% per annum. Interest payments on the notes are due annually, and are also subject to prior approval by the LDI. The Company’s surplus notes, as of December 31, 2016, are as follows.

Date of Issuance	Maturity Date	Principal Amount
October 22, 2013	October 22, 2017	$650
December 21, 2015	December 21, 2017	850
March 31, 2016	March 31, 2018	550
September 29, 2016	September 29, 2018	3,450
November 14, 2016	November 14, 2018	550
		$6,050

Dividend Restrictions

As a Louisiana domiciled insurer, the payment of dividends from our insurance subsidiary is restricted by the Louisiana Insurance Code. Dividends can only be paid if an insurer’s paid-in capital and surplus exceed the minimum required by the Louisiana Insurance Code by one hundred percent or more, or as otherwise provided. Any dividend or distribution that when aggregated with any other dividends or distributions made within the preceding twelve months exceeds the lesser of (a) ten percent of the insurer’s surplus as regards policyholders as of the thirty-first day of December next preceding; or (b) the net income of the insurer, not including realized capital gains, for the twelve month period ending the thirty-first day of December next preceding; is considered to be extra-ordinary and shall not be paid until thirty days after the LDI has received notice of the declaration thereof and has not within that period disapproved the payment, or until the LDI has approved the payment within the thirty-day period. In determining whether a dividend or distribution is extra-ordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out in dividends. As of December 31, 2016, Maison had not paid any dividends to its shareholder, PIH.

See Note 20 – Subsequent Events, for additional statutory requirements regarding the certificate of authority granted to Maison from the Florida Office of Insurance Regulation.

17. Retirement plans

The 1347 Property Insurance Holdings, Inc. 401(k) Plan (the “Retirement Plan”) was established effective January 1, 2015, as a defined contribution plan. The Retirement Plan is subject to the provisions for the Employee Retirement Income Security Act of 1974 (“ERISA”); eligible employees of the Company and its subsidiaries may participate in the plan. Employees who have completed one month of service are eligible to participate and are permitted to make annual pre and post-tax salary reduction contributions not to exceed the limits imposed by the Internal Revenue Code of 1986, as amended. Contributions are invested at the direction of the employee participant in various money market and mutual funds. The Company matches contributions up to 100% of each participant’s contribution, limited to contributions up to 4% of a participant’s earnings. The Company may also elect to make a profit sharing contribution to the Retirement Plan based upon discretionary amounts and percentages authorized by the Company’s board of directors. For the years ended December 31, 2016 and 2015, the Company made matching contributions to the Retirement Plan in the amount of $75 and $67, respectively.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
($ in thousands, except per share amounts)

18. Commitments and Contingencies

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

Operating Lease Commitments:

As of December 31, 2016, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ended December 31,
2017	$344
2018	291
2019	249
Total	$884

19. Subsequent Events

Florida Certificate of Authority

On March 1, 2017 Maison received a certificate of authority from the Florida Office of Insurance Regulation (“OIR”) which authorizes Maison to write personal lines insurance in the State of Florida. Pursuant to the Consent Order issued, Maison has agreed to comply with certain requirements as outlined by the OIR until Maison can demonstrate three consecutive years of net income following the Company’s admission into Florida as evidenced by its Annual Statement filed with the National Association of Insurance Commissioners. Among other requirements, the OIR requires the following as conditions related to the issuance of Maison’s certificate of authority:

●	Although domiciled in the State of Louisiana, Maison agreed to comply with the Florida Insurance Code as if Maison were a domestic insurer within the State of Florida;
●	Maison agreed to maintain capital and surplus as to policyholders of no less than $35 million;
●	Maison agreed to receive prior approval from the OIR prior to the payment of any dividends and;
●	Maison agreed to receive written approval from the OIR regarding any form of policy issued, or rate charged to its policyholders prior to utilizing any such form or rate for policies written in the State of Florida.

To comply with the Consent Order, Maison will receive a capital contribution from its parent company, 1347 Property Insurance Holdings, Inc., in the approximate amount of $15 million. This contribution is expected to be in the form of one or more surplus notes as well as a direct contribution to paid in and contributed surplus and is expected to occur prior to March 31, 2017. As of March 16, 2017 Maison has not written any insurance policies covering risks in the State of Florida.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;
●	provide reasonable assurance that the Company’s receipts and expenditures are made in accordance with proper authorizations from the Company’s management and directors; and
●	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

Information regarding our equity compensation plans is incorporated herein by reference to Item 5 of Part II of this Form 10-K. All other information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2017.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	The following documents are filed as part of this report
1.	Financial Statements – the following consolidated financial statements of the Company and the reports if independent auditors thereon are filed with this report:
i.	Independent Auditor’s Report
ii.	Consolidated Balance Sheets as of December 31, 2016 and 2015
iii.	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2016 and 2015
iv.	Consolidated Statements of Changes in Shareholders’ Equity and Accumulated Other Comprehensive Loss for the Years ended December 31, 2016 and 2015
v.	Consolidated Statements of Cash Flows for the Years ended December 31, 2016 and 2015
vi.	Notes to the Consolidated Financial Statements for the Years ended December 31, 2016 and 2015
2.	Exhibits - the exhibits listed in the accompanying “Index to Exhibits” that follow the signature pages of this report are filed or incorporated by reference as part of this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	March 16, 2017	By:	/s/ Douglas N. Raucy
		Name:	Douglas N. Raucy
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

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

/s/ Douglas N. Raucy	President, Chief Executive Officer and Director
Douglas N. Raucy	(Principal Executive Officer)	March 16, 2017

/s/ John S. Hill	Vice President, Chief Financial Officer
John S. Hill	(Principal Financial Officer, Principal Accounting Officer)	March 16, 2017

/s/ Larry Gene Swets, Jr.
Larry Gene Swets, Jr.	Director, Chairman of the Board	March 16, 2017

/s/ D. Kyle Cerminara
D. Kyle Cerminara	Director	March 16, 2017

/s/ Dennis A. Wong
Dennis A. Wong	Director	March 16, 2017

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

/s/ Scott David Wollney
Scott David Wollney	Director	March 16, 2017

/s/ Joshua S. Horowitz
Joshua S. Horowitz	Director	March 16, 2017

1347 PROPERTY INSURANCE HOLDINGS, INC AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit	Description
3.2	Third Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)
3.3	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)
3.4	Certificate of Designation of Series A Preferred Shares of 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit A of Exhibit 10.9 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)
3.5	Certificate of Designation of Series B Preferred Shares of 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
4.1	Certificate of Series B Preferred Shares (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
4.2	Warrant to Purchase Shares of Common Stock (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
4.3	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)
10.1	1347 Property Insurance Holdings, Inc. Amended and Restated 2014 Equity Incentive Plan (Incorporated by reference to Appendix A of our Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2015)*
10.2	Indemnification Agreement (Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)
10.3	Trademark License Agreement, dated February 28, 2014, between 1347 Advisors LLC and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.6 of our Registration Statement on Form S-1 filed with the Commission on May 20, 2014)
10.4	Option Agreement, dated February 28, 2014 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.7 of our Registration Statement on Form S-1 filed with the Commission on May 20, 2014)*
10.5	First Amendment to Option Agreement, dated June 19, 2014 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on June 19, 2014)*
10.6	Second Amendment to Option Agreement, dated March 13, 2015 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on March 18, 2015)*
10.7	Third Amendment to Option Agreement, dated March 13, 2015 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the Commission on June 2, 2015)*
10.8	Fourth Amendment to Option Agreement, dated December 15, 2015 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on December 17, 2015)*
10.9	Fifth Amendment to Option Agreement, dated June 14, 2016 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on June 16, 2016)*
10.10	Series A Convertible Preferred Stock Purchase Agreement, dated January 23, 2014, between Fund Management Group LLC and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.9 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)
10.11	Offer letter to Douglas N. Raucy, dated September 25, 2012 (Incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014)*
10.12	Registration Rights Agreement, dated February 28, 2014, by and between Kingsway America, Inc. and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-1 filed with the Commission on May 20, 2014)
10.13	Performance Share Grant Agreement by and between Kingsway America, Inc. and 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.12 of our Registration Statement on Form S-1/A filed with the Commission on March 27, 2014)
10.14	Agreement to Buyout and Release dated February 24, 2015 (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
10.15	Performance Shares Grant Agreement dated February 24, 2015 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on February 27, 2015)
10.16	Form of Option Agreement Issued to the Executive Officers of 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K filed with the Commission on March 26, 2015)*
10.17	Form of Option Agreement Issued to the Directors of 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K filed with the Commission on March 26, 2015)*
10.18	Form of Restricted Stock Unit Agreement Issued to the Executive Officers of 1347 Property Insurance Holdings, Inc. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the Commission on June 2, 2015)*
14.1	1347 Property Insurance Holdings, Inc. Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K filed with the Commission on March 26, 2015)
21.1	Subsidiaries of 1347 Property Insurance Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Denotes management contracts or compensatory plans or arrangements