Form 10-Q
period 2017-03-31
1347 Property Insurance Holdings, Inc.
filed 2017-05-11
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 10, 2017 was 5,956,766.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1347 PROPERTY INSURANCE HOLDINGS INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except share and per share data)
	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $32,872 and $26,793, respectively)	$32,706	$26,559
Equity investments, at fair value (cost of $1,000 for both periods)	1,151	1,136
Short-term investments, at cost	538	196
Other investments, at cost	805	505
Total investments	35,200	28,396
Cash and cash equivalents	37,141	43,045
Deferred policy acquisition costs, net	4,426	4,389
Premiums receivable, net of allowance for credit losses of $33 and $38, respectively	2,164	2,923
Ceded unearned premiums	5,377	4,847
Reinsurance recoverable on paid losses	1,136	444
Reinsurance recoverable on loss and loss adjustment expense reserves	4,469	3,652
Funds deposited with reinsured companies	—	500
Current income taxes recoverable	672	1,195
Deferred tax asset, net	268	420
Property and equipment, net	244	250
Other assets	732	788
Total assets	$91,829	$90,849

LIABILITIES
Loss and loss adjustment expense reserves	$7,813	$6,971
Unearned premium reserves	25,138	25,821
Ceded reinsurance premiums payable	4,970	5,229
Agency commissions payable	669	497
Premiums collected in advance	1,916	1,128
Funds held under reinsurance treaties	63	73
Accounts payable and other accrued expenses	2,034	2,065
Series B Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 120,000 shares issued and outstanding for both periods	2,561	2,708
Total liabilities	$45,164	$44,492

Commitments and contingencies (Note 16)

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,108,125 shares issued and 5,956,766 shares outstanding for both periods	$6	$6
Additional paid-in capital	46,816	46,809
Retained earnings	862	616
Accumulated other comprehensive loss	(10)	(65)
	47,674	47,366
Less: treasury stock at cost; 151,359 shares for both periods	(1,009)	(1,009)
Total shareholders’ equity	46,665	46,357
Total liabilities and shareholders’ equity	$91,829	$90,849

See accompanying notes to consolidated financial statements

3

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Operations and Comprehensive Income (Loss) (in thousands, except share and per share data) (Unaudited)
	Three months ended March 31,
	2017	2016
Revenue:
Net premiums earned	$8,172	$8,221
Net investment income	168	115
Other income	377	263
Total revenue	8,717	8,599

Expenses:
Net losses and loss adjustment expenses	3,631	6,636
Amortization of deferred policy acquisition costs	2,522	1,990
General and administrative expenses	2,091	1,578
Accretion of discount on Series B Preferred Shares	92	88
Total expenses	8,336	10,292

Income (Loss) before income tax expense (benefit)	381	(1,693)
Income tax expense (benefit)	135	(578)
Net income (loss)	$246	$(1,115)

Net earnings (loss) per common share:
Basic	$0.04	$(0.18)
Diluted	$0.04	$(0.18)
Weighted average common shares outstanding:
Basic	5,956,766	6,111,079
Diluted	5,956,766	6,111,079

Consolidated Statements of Comprehensive Income (Loss)

Net income (loss)	$246	$(1,115)
Unrealized gains on investments available for sale, net of income taxes	55	228
Comprehensive income (loss)	$301	$(887)

See accompanying notes to consolidated financial statements.

4

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statement of Changes in Shareholders’ Equity (in thousands, except per share data)
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance-January 1, 2016	6,134,274	$6	223,851	$(1,731)	$48,688	$605	$(62)	$47,506
Stock compensation expense	—	—	—	—	38	—	—	38
Purchase of treasury stock	(177,508)	—	177,508	(1,195)	—	—	—	(1,195)
Retirement of treasury shares	—	—	(250,000)	1,917	(1,917)	—	—	—
Net income	—	—	—	—	—	11	—	11
Other comprehensive loss	—	—	—	—	—	—	(3)	(3)
Balance - December 31, 2016	5,956,766	$6	151,359	$(1,009)	$46,809	$616	$(65)	$46,357

Stock compensation expense	—	—	—	—	7	—	—	7
Net income	—	—	—	—	—	246	—	246
Other comprehensive income	—	—	—	—	—	—	55	55
Balance – March 31, 2017 (unaudited)	5,956,766	$6	151,359	$(1,009)	$46,816	$862	$(10)	$46,665

See accompanying notes to consolidated financial statements

5

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Three months ended March 31,
	2017	2016
Cash provided by (used in):
Operating activities:
Net income (loss)	$246	$(1,115)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Accretion of discount on Series B Preferred Shares	92	88
Net deferred income taxes	124	(54)
Stock compensation expense	7	10
Depreciation expense	18	15
Changes in operating assets and liabilities:
Premiums receivable, net	759	351
Reinsurance recoverable on paid losses and loss reserves	(1,509)	(3,208)
Amounts held on deposit with reinsured companies	500	725
Ceded unearned premiums	(530)	(224)
Deferred policy acquisition costs, net	(37)	353
Loss and loss adjustment expense reserves	842	3,833
Premiums collected in advance	788	895
Unearned premium reserves	(683)	(1,524)
Ceded reinsurance premiums payable	(259)	(82)
Current income taxes recoverable	523	(701)
Other, net	188	(135)
Net cash provided (used) by operating activities	1,069	(773)

Investing activities:
Purchases of furniture and equipment	(12)	(44)
Purchases of fixed income securities	(6,079)	(1,176)
Purchase of equity investments	—	(1,000)
Purchase of other investment	(300)	(50)
Net (purchases) sales of short-term investments	(342)	86
Net cash used in investing activities	(6,733)	(2,184)

Financing activities:
Payment of dividends on preferred shares	(240)	(240)
Purchases of treasury stock	—	(186)
Net cash used by financing activities	(240)	(426)

Net decrease in cash and cash equivalents	(5,904)	(3,383)
Cash and cash equivalents at beginning of period	43,045	47,957
Cash and cash equivalents at end of period	$37,141	$44,574

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$260

See accompanying notes to consolidated financial statements.

6

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 ($ amounts in thousands, except per share data)

1. Nature of Business

Maison Insurance Holdings, Inc. was incorporated on October 2, 2012 in the State of Delaware. On November 19, 2013, its legal name was changed from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc. (“PIH”). PIH is a holding company and is engaged, through its subsidiaries, in the property and casualty insurance business. Unless context denotes otherwise, the terms “Company,” “we,” “us,” and “our” refer to 1347 Property Insurance Holdings, Inc., and its subsidiaries.

Prior to March 31, 2014, PIH was a wholly owned subsidiary of Kingsway America Inc. (“KAI”). KAI, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, PIH completed an initial public offering (“IPO”) of its common stock. On June 13, 2014, PIH completed a follow-on offering of its common stock to the public. Through the combination of the IPO and follow-on offering, PIH issued approximately five million shares of its common stock. As of March 31, 2017, KAI held approximately 975,000 shares of our common stock, which is equivalent to 16.4% of our outstanding shares.

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

Maison began providing homeowners insurance, manufactured home insurance and dwelling fire insurance to individuals in Louisiana in December 2012. Maison writes both full peril property policies as well as wind/hail only exposures in Louisiana and distributes its policies through a network of independent insurance agencies. Maison began assuming wind/hail only insurance for commercial properties in Texas beginning in June 2015. In September 2015, Maison began writing manufactured home policies in the State of Texas on a direct basis, and in March 2016, Maison began writing homeowner policies in Texas.

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

On March 1, 2017 Maison received a certificate of authority from the Florida Office of Insurance Regulation (“FL OIR”) which authorizes Maison to write personal lines insurance in the State of Florida. Pursuant to the Consent Order issued, Maison has agreed to comply with certain requirements as outlined by the FL OIR until Maison can demonstrate three consecutive years of net income following the Company’s admission into Florida as evidenced by its Annual Statement filed with the FL OIR via the National Association of Insurance Commissioners electronic filing system. Among other requirements, the FL OIR requires the following as conditions related to the issuance of Maison’s certificate of authority:

●	Although domiciled in the State of Louisiana, Maison agreed to comply with the Florida Insurance Code as if Maison were a domestic insurer within the State of Florida;

●	Maison agreed to maintain capital and surplus as to policyholders of no less than $35,000;

●	Maison agreed to receive prior approval from the FL OIR prior to the payment of any dividends and;

●	Maison agreed to receive written approval from the FL OIR regarding any form of policy issued, or rate charged to its policyholders prior to utilizing any such form or rate for policies written in the State of Florida.

To comply with the Consent Order, on March 31, 2017, Maison received a capital contribution from PIH in the amount of $16,000. As of March 31, 2017 Maison has not written any insurance policies covering risks in the State of Florida.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 ($ amounts in thousands, except per share data)

MMI serves as the Company’s management services subsidiary, known as a managing general agency and provides underwriting, policy administration, claims administration, marketing, accounting, and other management services to Maison. MMI contracts primarily with independent agencies for policy sales and services, and also contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by and subject to the regulatory oversight of the Louisiana Department of Insurance (“LDI”), Texas Department of Insurance (“TDI”) and the FL OIR.

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

The Use of Estimates in the Preparation of Consolidated Financial Statements:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are recorded in the accounting period in which the change is determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for loss and loss adjustment expense reserves (as well as the associated reinsurance recoverable on those reserves), the valuation of fixed income and equity securities, the valuation of net deferred income taxes, the valuation of various securities we have issued in conjunction with the termination of the management services agreement with 1347 Advisors, LLC, and the valuation of deferred policy acquisition costs.

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

Other investments include investments in limited liability companies in which the Company’s interests are deemed minor and therefor, are accounted for under the cost method of accounting which approximates their fair value and also an investment in a fixed rate certificate of deposit with an original maturity of 15 months.

Short-term investments, which consist of investments with maturities between three months and one year, are reported at cost, which approximates fair value due to their short-term nature.

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

Premiums Receivable:

Premiums receivable include premium balances due and uncollected as well as installment premiums not yet due from our independent agencies and insureds. Premiums receivable are reported net of an estimated allowance for credit losses.

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

Deferred Policy Acquisition Costs:

The Company defers commissions, premium taxes, assessments and other underwriting and agency expenses that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable. Costs deferred on insurance products are amortized over the period in which premiums are earned. Costs associated with unsuccessful efforts or costs that cannot be tied directly to a successful policy acquisition are expensed as incurred, as opposed to being deferred and amortized as the corresponding premium is earned. The method followed in determining the deferred policy acquisition costs limits the deferral to its realizable value by giving consideration to estimated future loss and loss adjustment expenses to be incurred as revenues are earned. Anticipated investment income is included in determining the realizable value of the deferred policy acquisition costs. Changes in estimates, if any, are recorded in the accounting period in which they are determined.

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

Rent expense for the Company’s office leases is recognized on a straight-line basis over the term of the lease. Rent expense was $85 and $98 for the three months ended March 31, 2017 and 2016, respectively.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 ($ amounts in thousands, except per share data)

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with two major U.S. domestic banking institutions and two regional banks headquartered in the Southeastern United States. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At March 31, 2017, the Company held funds on deposit at these institutions in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

The Company also has risk associated with the lack of geographic diversification due to the fact that Maison exclusively underwrites policies in Louisiana and Texas. The Company insures personal property located in 63 of the 64 parishes in the State of Louisiana. As of March 31, 2017, these policies are concentrated within these parishes, presented as a percentage of our total policies in force in all states, as follows: Saint Tammany Parish 14.6%, Jefferson Parish 13.4%, East Baton Rouge Parish 7.6%, Livingston Parish 5.5%, Orleans Parish 5.3%, and Tangipahoa Parish 5.1%. No other parish individually has over 5.0% of the policies in force as of March 31, 2017. On a direct basis, Maison writes in 115 of the 254 counties that comprise the State of Texas, however no single county represents over 5.0% of our total policies in force as of March 31, 2017.

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

Fair Value of Financial Instruments:

The carrying values of certain financial instruments, including cash, short-term investments, premiums receivable and accounts payable approximate fair value due to their short-term nature. The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

ASU 2016-02: Leases:

In February 2016, the FASB issued ASU 2016-02: Leases. ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income while the repayment of the principal portion of the lease liability will be classified as a financing activity and the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company has reviewed its existing lessee obligations and has determined that ASU 2016-02 will apply should the Company renew its existing leases, or enter into any new lease agreements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 ($ amounts in thousands, except per share data)

ASU 2016-09: Stock Compensation:

In March 2016, the FASB issued ASU 2016-09: Compensation – Stock Compensation: Improvement to Employee Share-Based Payment Accounting. ASU 2016-09 was issued to simplify the accounting for share-based payment awards. The guidance requires that all tax effects related to share-based payment be made through the statement of operations at the time of settlement as opposed to the current guidance that requires excess tax benefits to be recognized in additional paid-in-capital. ASU 2016-09 also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. The change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening accumulated deficit. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a departure from the current requirement which presents tax benefits as an inflow from financing activities and an outflow from operating activities. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company does not believe the adoption of ASU 2016-09 will have a material impact on its consolidated financial statements.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 ($ amounts in thousands, except per share data)

4. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on the Company’s investments in fixed income and equity securities at March 31, 2017 and December 31, 2016 is as follows.

As of March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government	$1,997	$4	$(18)	$1,983
State municipalities and political subdivisions	3,168	10	(21)	3,157
Asset-backed securities and collateralized mortgage obligations	12,655	10	(131)	12,534
Corporate	15,052	45	(65)	15,032
Total fixed income securities	32,872	69	(235)	32,706
Equity securities:
Common stock	1,000	151	—	1,151
Total equity securities	1,000	151	—	1,151
Total fixed income and equity securities	$33,872	$220	$(235)	$33,857

As of December 31, 2016
Fixed income securities:
U.S. government	$1,623	$1	$(20)	$1,604
State municipalities and political subdivisions	2,271	2	(27)	2,246
Asset-backed securities and collateralized mortgage obligations	12,095	9	(136)	11,968
Corporate	10,804	28	(91)	10,741
Total fixed income securities	26,793	40	(274)	26,559
Equity securities:
Common stock	1,000	136	—	1,136
Total equity securities	1,000	136	—	1,136
Total fixed income and equity securities	$27,793	$176	$(274)	$27,695

The table below summarizes the Company’s fixed income securities at March 31, 2017 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value
One year or less	$1,817	$1,818
More than one to five years	14,298	14,255
More than five to ten years	7,583	7,559
More than ten years	9,174	9,074
Total	$32,872	$32,706

The following table highlights, by loss position and security type, those fixed income and equity securities in unrealized loss positions as of March 31, 2017 and December 31, 2016. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions. There were 136 and 122 fixed income investments that were in unrealized loss positions as of March 31, 2017 and December 31, 2016, respectively. The Company held no equity securities in unrealized loss positions at either date.

	Less than 12 Months		Greater than 12 Months		Total
As of March 31, 2017	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
U.S. government	$1,304	$(18)	$—	$—	$1,304	$(18)
State municipalities and political subdivisions	1,466	(21)	—	—	1,466	(21)
Asset-backed securities and collateralized mortgage obligations	9,841	(128)	487	(2)	10,328	(131)
Corporate	6,215	(65)	40	—	6,255	(65)
Total investments in fixed income securities	$18,826	$(233)	$527	$(2)	$19,353	$(235)

As of December 31, 2016
Fixed income securities:
U.S. government	$1,303	$(20)	$—	$—	$1,303	$(20)
State municipalities and political subdivisions	1,537	(27)	—	—	1,537	(27)
Asset-backed securities and collateralized mortgage obligations	9,552	(133)	460	(3)	10,012	(136)
Corporate	5,952	(91)	—	—	5,952	(91)
Total investments in fixed income securities	$18,344	$(271)	$460	$(3)	$18,804	$(274)

Under the terms of the certificate of authority granted to Maison by the Texas Department of Insurance, Maison is required to pledge securities totaling at least $2,000 with the State of Texas. Maison deposited the required securities with the State of Texas on May 13, 2015. These securities consist of various fixed income securities listed in the preceding tables which have an amortized cost basis of $2,002 and estimated fair value of $1,998 as of March 31, 2017.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 ($ amounts in thousands, except per share data)

The Company’s other investments are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $505 through March 31, 2017. One of these limited partnerships is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016 is wholly owned by KFSI (see Note 12 – Related Party Transactions). The Company has accounted for its investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

Also included in other investments is a $300 certificate of deposit with an original term of 18 months deposited with the State of Florida pursuant to the terms of the certificate of authority issued to Maison from the FL OIR.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 ($ amounts in thousands, except per share data)

Accordingly, all of the Company’s investments were in good standing and there were no write-downs for other-than-temporary impairments on the Company’s investments for the three months ended March 31, 2017 and 2016.

The Company does not have any exposure to subprime mortgage-backed investments. Net investment income for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Investment income:
Interest on fixed income securities	$132	$100
Interest on cash and cash equivalents	47	27
Gross investment income	179	127
Investment expenses	(11)	(12)
Net investment income	$168	$115

5. Reinsurance

The Company reinsures, or cedes, a portion of its written premiums on a per risk and excess of loss basis to non-affiliated insurers in order to limit its loss exposure. Although reinsurance is intended to reduce the Company’s exposure risk, the ceding of insurance does not legally discharge the Company from its primary liability for the full amount of coverage under its policies. If our reinsurers fails to meet their obligations under the applicable reinsurance agreements, the Company would still be required to pay the insured for the loss.

Under the Company’s per-risk treaties, reinsurance recoveries are received for up to $1,750 in excess of a retention of $250 for each risk. The Company ceded $114 and $109 in written premiums under its per-risk treaties for the three months ended March 31, 2017 and 2016, respectively.

The Company’s excess of loss treaties are based upon a treaty year beginning on June 1st of each year and expiring on May 31st of the following year. Thus, the financial statements for the three month periods ending March 31, 2017 and 2016 contain premiums ceded under two separate excess of loss treaties. Under the Company’s 2015/2016 excess of loss treaty which expired on May 31, 2016, for each catastrophic event occurring within a 144-hour period, the Company receives reinsurance recoveries of up to $121,000 in excess of a retention of $4,000 per event. The Company had also procured a “top, drop and aggregate” layer of reinsurance protection that may be used for any event above $125,000, up to a maximum recovery of $15,000. This $15,000 second layer of coverage applied in total to all events occurring during the treaty year of June 1, 2015 through May 31, 2016.

On June 1, 2016 the Company entered into a new excess of loss treaty whereby for each catastrophic event occurring within a 144-hour period, the Company receives reinsurance recoveries of up to $170,000 in excess of a $5,000 retention per event. For any event above $175,000, the Company again purchased top, drop and aggregate coverage, with an additional limit of $25,000. The $25,000 aggregate coverage applies in total to all events occurring during the June 1, 2016 to May 31, 2017 treaty year.

The Company ceded $5,762 and $3,462 in written premiums under its excess of loss treaties for the three months ended March 31, 2017 and 2016, respectively.

In June 2015, we began writing business through a quota-share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we act as a reinsurer, and have assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas. Our quota-share percentage varies from 25%-100% of the wind/hail premium written by Brotherhood, dependent upon the geographic location (coastal areas versus non-coastal areas) within the State of Texas. For the three months ended March 31, 2017, we have written $429 in assumed premiums through our agreement with Brotherhood, compared to $398 in assumed premiums for the same period in 2016.

On December 1, 2016 we participated TWIA’s inaugural depopulation program whereby Maison assumed personal lines policies for wind and hail only exposures along the Gulf Coast area of Texas. The depopulation program was structured such that Maison reinsures TWIA under a 100% quota share agreement. For the three months ended March 31, 2017, we have written $419 in assumed premiums through the TWIA earned quota share agreement.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The impact of reinsurance treaties on the Company’s financial statements is as follows:

	Three months ended March 31,
	2017	2016
Premium written:
Direct	$11,987	$10,406
Assumed	847	398
Ceded	5,876	3,571
Net premium written	$6,958	$7,233

Premium earned:
Direct	$12,671	$11,170
Assumed	847	398
Ceded	5,346	3,347
Net premium earned	$8,172	$8,221

Losses and LAE incurred:
Direct	$4,831	$9,712
Assumed	754	152
Ceded	1,954	3,228
Net losses and LAE incurred	$3,631	$6,636

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

DPAC as well as the related amortization expense associated with DPAC for the three months ended March 31, 2017 and 2016, is as follows:

	Three months ended March 31,
	2017	2016

Balance, January 1, net	$4,389	$4,030
Additions	2,559	1,637
Amortization	(2,522)	(1,990)
Balance, March 31, net	$4,426	$3,677

7. Loss and Loss Adjustment Expense Reserves

The Company continually revises its estimates of the ultimate financial impact of claims made. A significant degree of judgment is required to determine amounts recorded in the consolidated financial statements for the provision for loss and loss adjustment expense (“LAE”) reserves. The process for establishing this provision reflects the uncertainties and significant judgmental factors inherent in predicting future results of both known and unknown loss events. The process of establishing the provision for loss and LAE reserves relies on the judgment and opinions of a large number of individuals, including the opinions of the Company’s independent actuaries.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The Company’s evaluation of the adequacy of loss and loss adjustment expense reserves includes a re-estimation of the liability for loss and LAE reserves relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision, net of amounts recoverable from reinsurers, for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended March 31,
	2017	2016

Balance, January 1, gross of reinsurance	$6,971	$2,123
Less reinsurance recoverable on loss and LAE expense reserves	(3,652)	(120)
Balance, beginning of period, net of reinsurance	3,319	2,003
Incurred related to:
Current year	3,960	6,803
Prior years	(329)	(167)
Paid related to:
Current year	(2,685)	(4,444)
Prior years	(921)	(266)
Balance, March 31, net of reinsurance	3,344	3,929
Plus reinsurance recoverable related to loss and LAE expense reserves	4,469	2,028
Balance, March 31, gross of reinsurance	$7,813	$5,957

8. Income Taxes

Actual income tax expense (benefit) for the three months ended March 31, 2017 and 2016 varies from the amount that would result by applying the applicable statutory federal income tax rate of 34% to income before income taxes as summarized in the following table:

	As of March 31,
	2017	2016
Income tax benefit at statutory income tax rate	130	$(576)
State income tax (net of federal tax benefit)	2	(5)
Other	3	3
Income tax benefit	$135	$(578)

The Company carries a net deferred income tax asset of $268 and $420 at March 31, 2017 and December 31, 2016, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income. Significant components of the Company’s net deferred tax assets are as follows:

	March 31, 2017	December 31, 2016
Deferred income tax assets:
Loss and loss adjustment expense reserves	$36	$35
Unearned premium reserves	1,474	1,503
Net operating loss carryforwards	187	235
Share-based compensation	268	316
Other	263	270
Deferred income tax assets	$2,228	$2,359

Deferred income tax liabilities:
Deferred policy acquisition costs	$1,505	$1,492
State deferred taxes	392	397
Other	63	50
Deferred income tax liabilities	$1,960	$1,939

Net deferred income tax assets	$268	$420

As of March 31, 2017, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit).

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

9. Net Earnings (Loss) Per Share

Net earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings (loss) per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings (loss) per share for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
	2017	2016
Basic and Diluted:
Net income (loss)	$246	$(1,115)
Weighted average common shares outstanding	5,956,766	6,111,079
Earnings (Loss) per common share	$0.04	$(0.18)

The following potentially dilutive securities outstanding as of March 31, 2017 and 2016 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of March 31,
	2017	2016
Options to purchase common stock	177,456	210,489
Warrants to purchase common stock	1,906,875	1,906,875
Restricted stock units	20,500	20,500
Performance shares	475,000	475,000
	2,579,831	2,612,864

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

In April 2015, the Company’s shareholders approved an amendment to the Plan to allow for the issuance of additional award types under the Plan. In addition to non-qualified stock options issuable under the Plan, the amendment provides for the issuance of restricted stock, restricted stock units (“RSUs”), performance shares, performance cash awards, and other stock-based awards. The Plan provides for the issuance of 354,912 shares of common stock. As of March 31, 2017, both stock options and RSUs had been issued to the Company’s employees under the Plan resulting in 156,956 shares available for future issuance under the Plan.

There were no grants, exercises, or cancellations of the Company’s stock options for the three months ended March 31, 2017. The following table summarizes the Company’s stock options outstanding as of March 31, 2017.

Stock Options Outstanding as of March 31, 2017
Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
03/31/2014	8.00	03/31/2019	2.00	163,301	143,704
04/04/2014	8.69	04/04/2019	2.01	14,155	10,757
			Total	177,456	154,461

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

On May 29, 2015, the Company’s Board of Directors granted RSUs to certain of its executive officers under the Plan. Each RSU granted entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest as follows: (i) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $10.00 per share and; (ii) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $12.00 per share. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire, however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. The following table summarizes RSU activity for the three months ended March 31, 2017.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2016	20,500	$1.34
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested units, March 31, 2017	20,500	$1.34

Total stock based compensation expense for the three months ended March 31, 2017 and 2016 was $7 and $10, respectively. As of March 31, 2017, total unrecognized stock compensation expense of $23 remained, which will be recognized through March 31, 2018.

There were no grants, exercises, or cancellations of the Company’s common stock warrants for the three months ended March 31, 2017. The following table summarizes the Company’s warrants outstanding as of March 31, 2017.

Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding and Exercisable
03/31/2014	9.60	03/31/2019	2.00	312,500
03/31/2014	10.00	03/31/2019	2.00	94,375
02/24/2015	15.00	02/24/2022	4.91	1,500,000
			Total	1,906,875

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

Performance Share Grant Agreement

On March 26, 2014, the Company entered into a Performance Share Grant Agreement (“PSGA”) with KAI, whereby KAI will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones regarding the Company’s stock price. Pursuant to the terms of the PSGA, if at any time the last sales price of the Company’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). The shares of common stock granted to KAI will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. As of March 31, 2017, the Company has not issued any shares under the PSGA.

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

The Preferred Shares have a par value of twenty five dollars and pay annual cumulative dividends at a rate of eight percent per annum. Cumulative dividends shall accrue, whether or not declared by the Board and irrespective of whether there are funds legally available for the payment of dividends. Accrued dividends shall be paid in cash only when, as, and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the Preferred Shares. In the event of any voluntary of involuntary liquidation, dissolution, or winding up of the Company, the holders of the Preferred Shares then outstanding shall be entitled to be paid out of the assets of the Company available for distributions to its shareholders, before any payment shall be made to holders of securities junior in preference to the Preferred Shares. The Preferred Shares rank senior to the Company’s common stock, and the Company is not permitted to issue any other series of preferred stock that ranks equal or senior to the Preferred Shares while the Preferred Shares are outstanding. On both February 24, 2017 and 2016, the Company issued a cash payment of $240 to Advisors representing annual dividend payments due on the Preferred Shares.

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

Since the Preferred Shares have a mandatory redemption provision requiring redemption on February 24, 2020, the Company was required to classify the Preferred Shares as a liability on the balance sheet instead of recording the value of these shares in equity. The resulting liability was recorded at a discount to the ultimate redemption amount of the Preferred Shares based upon an analysis of the cash payments expected to occur under the terms of the Preferred Shares discounted for the Company’s estimated cost of equity (13.9%). As a result, amortization in the amount of $1,889 will be charged to operations during the period the Preferred Shares are outstanding using the effective interest method. For the three months ended March 31, 2017 and 2016, amortization of the discount on the Preferred Shares totaled $92 and $88, respectively.

Investment in Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $145 as of March 31, 2017. The managing member of Argo, Mr. John T. Fitzgerald, was also appointed to KFSI’s board of directors on April 21, 2016.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

13. Accumulated Other Comprehensive Income (Loss)

The table below details the change in the balance of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2017 and 2016.

	Three months March 31,
	2017	2016
Unrealized gains (losses) on available-for-sale securities:
Balance, January 1	$(65)	$(62)
Other comprehensive income before reclassifications	83	345
Amounts reclassified from accumulated other comprehensive income	—	—
Income taxes	28	(117)
Net current-period other comprehensive income	55	228
Balance, March 31	$(10)	$166

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Financial instruments measured at fair value as of March 31, 2017 and December 31, 2016 in accordance with this guidance are as follows.

March 31, 2017	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. government	$—	$1,983	$—	$1,983
State municipalities and political subdivisions	—	3,157	—	3,157
Asset-backed securities and collateralized mortgage obligations	—	12,534	—	12,534
Corporate	—	15,032	—	15,032
Total fixed income securities	—	32,706	—	32,706

Equity securities:
Common stock	1,151	—	—	1,151
Total equity securities	1,151	—	—	1,151

Total fixed income and equity securities	$1,151	$32,706	$—	$33,857

December 31, 2016
Fixed income securities:
U.S. government	$—	$1,604	$—	$1,604
State municipalities and political subdivisions	—	2,246	—	2,246
Asset-backed securities and collateralized mortgage obligations	—	11,968	—	11,968
Corporate	—	10,741	—	10,741
Total fixed income securities	$—	$26,559	$—	$26,559

Equity securities:
Common stock	1,136	—	—	1,136
Total equity securities	1,136	—	—	1,136

Total fixed income and equity securities	$1,136	$26,559	$—	$27,695

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

Statutory Surplus and Capital Requirements

In order to retain its certificate of authority in the States of Louisiana and Florida, Maison is required to maintain a minimum capital surplus of $5,000 and $35,000, respectively. As of March 31, 2017, Maison’s capital surplus was $35,915.

The LDI employs risk-based capital (“RBC”) reports to monitor Maison’s financial condition. Risk-based capital is determined in accordance with a formula adopted by the NAIC which takes into consideration the covariance between asset risk, credit risk, underwriting risk, and other business risks. The RBC report determines whether Maison falls into the “no action” level or one of the four action levels set forth in the Louisiana Insurance Code. Furthermore, in order to retain its certificate of authority in the State of Texas, Maison is required to maintain an RBC ratio of 300% or more. As of March 31, 2017, Maison’s RBC ratio was above 300%.

States routinely require deposits of assets for the protection of policyholders. As of March 31, 2017, Maison held certificates of deposit with fair value of approximately $100 and $300 as a deposit with the LDI and FL OIR, respectively. Maison also held investment securities with a fair value of approximately $1,998 as a deposit with the TDI.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Surplus Notes

PIH, as the parent company of Maison, is subject to the insurance holding company laws of the State of Louisiana, which, among other things, regulate the terms of surplus notes issued by insurers to their parent company. Maison’s capital is comprised of five surplus notes issued to PIH for the total principal amount of $6,050, all of which have been approved by the LDI prior to their issuance. Notes accrue interest at 10% per annum. Interest payments on the notes are due annually, and are also subject to prior approval by the LDI. The Company’s surplus notes, as of December 31, 2016, are as follows.

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

Furthermore, pursuant to the consent order issued to Maison by the FL OIR, Maison is restricted from paying dividends which have not been approved in advance by the FL OIR.

As of March 31, 2017, Maison had not paid any dividends to its sole shareholder, PIH.

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

Operating Lease Commitments:

As of March 31, 2017, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ending March 31,
2018	$331
2019	293
2020	175
2021	—
2022 and thereafter	—
$799

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on form 10-Q and in our Annual Report for the year ended December 31, 2016 on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017.

Unless context denotes otherwise, the terms “Company,” “we,” “us,” and “our,” refer to 1347 Property Insurance Holdings, Inc., and its subsidiaries.

Cautionary Note about Forward-Looking Statements

This section of this quarterly report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. Such forward-looking statements related to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events to differ materially from those anticipated, including the matters discussed under Item 1A. Risk Factors on the Company’s Form 10-K for the year ended December 31, 2016. We disclaim any obligation to update or revise any forward-looking statements as a result of new information, future events, or for any other reason.

Overview

Maison Insurance Holdings, Inc. was incorporated on October 2, 2012 in the State of Delaware. On November 19, 2013, the Company changed its legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc. (“PIH”). PIH is a holding company and is engaged, through its subsidiaries, in the property and casualty insurance business.

Prior to March 31, 2014, the Company operated as a wholly owned subsidiary of Kingsway America, Inc. (“KAI”). KAI, in turn, is a wholly owned subsidiary of Kingsway Financial Services, Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering of its common stock and then on June 13, 2014, the Company completed a follow-on offering. Through the combination of the IPO and follow-on offering, the Company issued approximately five million shares of its common stock. As of March 31, 2017, KAI and companies affiliated with KAI held approximately 975,000 shares of our common stock, equivalent to 16.4% of our outstanding shares.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

On March 1, 2017 Maison received a certificate of authority from the Florida Office of Insurance Regulation (“FL OIR”) which authorizes Maison to write personal lines insurance in the State of Florida. Pursuant to the Consent Order issued, Maison has agreed to comply with certain requirements as outlined by the FL OIR until Maison can demonstrate three consecutive years of net income following the Company’s admission into Florida as evidenced by its Annual Statement filed with the FL OIR via the National Association of Insurance Commissioners electronic filing system. Among other requirements, the FL OIR requires the following as conditions related to the issuance of Maison’s certificate of authority:

●	Although domiciled in the State of Louisiana, Maison agreed to comply with the Florida Insurance Code as if Maison were a domestic insurer within the State of Florida;

●	Maison agreed to maintain capital and surplus as to policyholders of no less than $35,000;

●	Maison agreed to receive prior approval from the FL OIR prior to the payment of any dividends and;

●	Maison agreed to receive written approval from the FL OIR regarding any form of policy issued, or rate charged to its policyholders prior to utilizing any such form or rate for policies written in the State of Florida.

To comply with the Consent Order, on March 31, 2017 Maison received a capital contribution from PIH in the amount of $16,000. As of March 31, 2017 Maison has not written any insurance policies covering risks in the State of Florida, nor does the Company anticipate writing a significant number of Florida policies in 2017.

Our direct in-force policy counts as well as assumed policies as of March 31, 2017 and December 31, 2016 were as follows:

	Policies in-force as of
Source of Policies	March 31, 2017	December 31, 2016

Total Citizens Takeout Policies in Force	8,690	8,892

Homeowners	18,733	17,685
Manufactured Homes	4,604	4,694
Other Dwellings	3,175	2,568
Total Voluntary Policies in Force	26,512	24,947

Total Direct Policies in Force	35,202	33,839

Assumed through Brotherhood Quota-Share Agreement	577	522
Assumed through TWIA Quota-Share Agreement	987	1,251
Total Assumed Policies	1,564	1,773

MMI serves as the Company’s management services subsidiary and provides underwriting, policy administration, claims administration, marketing, accounting and other management services to Maison. MMI contracts with independent agencies for policy sales and services, and contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by and subject to the regulatory oversight of the Louisiana and Texas Departments of Insurance (“LDI” and “TDI”, respectively) as well as the Florida Office of Insurance Regulation (“FL OIR”).

ClaimCor serves as the Company’s claims and underwriting technical solutions company. Maison processing claims made by our policyholders through ClaimCor, and also through various third-party claims adjusting companies. We have the ultimate authority over the claims handling process, while the agencies we appoint have no authority to settle our claims or otherwise exercise control over the claims process.

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

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the application of policies and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for loss and loss adjustment expense reserves (as well as the reinsurance recoverable on those reserves), the valuation of fixed income and equity securities, the valuation of net deferred income taxes, the valuation of various securities we have issued in conjunction with the termination of the management services agreement with 1347 Advisors, LLC, and the valuation of deferred policy acquisition costs.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

New Accounting Pronouncements

See Note 3 – “Recently Issued Accounting Standards” in the Notes to our consolidated financial statements included in Item 1 of the Quarterly Report on Form 10-Q for a discussion of the recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition

As of March 31, 2017 compared to December 31, 2016

Investments

The Company’s investments in fixed income and equity securities are classified as available-for-sale and are reported at estimated fair value. The Company held an investment portfolio comprised primarily of fixed income securities issued by the U.S. Government, government agencies and high quality corporate issuers. The portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by the Company’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk. Investments held by the Company’s insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments.

The table below summarizes, by type, the Company’s investments as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government	$1,983	5.6%	$1,604	5.6%
State municipalities and political subdivisions	3,157	9.0%	2,246	7.9%
Asset-backed securities and collateralized mortgage obligations	12,534	35.6%	11,968	42.2%
Corporate	15,032	42.7%	10,741	37.8%
Total fixed income securities	32,706	92.9%	26,559	93.5%
Equity securities	1,151	3.3%	1,136	4.0%
Short-term investments	538	1.5%	196	0.7%
Other investments	805	2.3%	505	1.8%
Total investments	$35,200	100.0%	$28,396	100.0%

Pursuant to the certificate of authority we received from the TDI, we are required to deposit securities with the State of Texas. These securities consist of fixed income securities listed in the table above having an amortized cost basis of $2,002 and an estimated fair value of $1,998 as of March 31, 2017.

The Company’s other investments are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $505 through March 31, 2017. One of these limited partnerships is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016 is wholly owned by KFSI. The Company has accounted for its investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

Also included in other investments is a $300 certificate of deposit with an original term of 18 months deposited with the State of Florida pursuant to the terms of the certificate of authority issued to Maison from the FL OIR.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Liquidity and Cash Flow Risk

The table below summarizes the fair value of the Company’s fixed income securities by contractual maturity as of March 31, 2017 and December 31, 2016. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	March 31, 2017		December 31, 2016
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
One year or less	$1,818	5.6%	$1,828	6.9%
More than one to five years	14,255	43.6%	12,678	47.7%
More than five to ten years	7,559	23.1%	3,918	14.8%
More than ten years	9,074	27.7%	8,135	30.6%
Total	$32,706	100.0%	$26,559	100.0%

The Company holds cash and high-grade short-term assets which, along with fixed income and equity securities, management believes are sufficient in amount for the payment of loss and loss adjustment expense reserves and other operating subsidiary obligations on a timely basis. The Company may not be able to liquidate its investments in the event that additional cash is required to meet obligations to its policyholders, however, the Company believes that the high-quality, liquid investments in its portfolio provide it with sufficient liquidity.

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

At March 31, 2017 and December 31, 2016, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

	March 31, 2017		December 31, 2016
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$16,440	50.3%	$14,995	56.4%
Aa/Aa	4,009	12.2%	2,627	9.9%
A/A	8,324	25.5%	5,516	20.8%
BBB	3,933	12.0%	3,421	12.9%
Total fixed income securities	$32,706	100.0%	$26,559	100.0%

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

As a result of the analysis performed by the Company, there were no write-downs for other-than-temporary impairments related to investments for the three months ended March 31, 2017 and 2016.

As of March 31, 2017, the gross unrealized losses for fixed income securities amounted to $235, and there were no unrealized losses attributable to non-investment grade fixed income securities or equity securities. At both March 31, 2017 and December 31, 2016, all unrealized losses on individual investments were considered temporary. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded the declines in value were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and policy processing fees that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable and represent those costs related to acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC increased $37, to $4,426 as of March 31, 2017 from $4,389 as of December 31, 2016. DPAC expressed as a percentage of unearned premium reserves was 17.6% as of March 31, 2017, compared to 17.0% as of December 31, 2016. This increase results from an increase in the effective rate on premium taxes we pay in Louisiana and Texas.

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowances for credit losses, decreased by $759 to $2,164 as of March 31, 2017 from $2,923 as of December 31, 2016. Due to our participation in the Citizens take-out program on December 1, 2016, we had a balance due from Citizens for approximately $800 as of December 31, 2016, most of which had been collected as of March 31, 2017.

Ceded Unearned Premiums

Ceded unearned premiums represents the unexpired portion of premiums which have been paid to the Company’s reinsurers. Ceded unearned premiums are charged to income over the terms of the respective reinsurance treaties. Ceded unearned premiums increased $530 to $5,377 as of March 31, 2017 from $4,847 as of December 31, 2016 due predominantly to the amount and timing of installment payments due under our excess of loss catastrophe treaties.

Reinsurance Recoverables

Reinsurance recoverable on both paid losses and loss and LAE reserves represents amounts due to the Company, or expected to be due to the Company from its reinsurers, based upon claims paid as well as claims reserves which have exceeded the retention amount under our reinsurance treaties. As of March 31, 2017, we have recorded expected recoveries from our reinsurers of $1,136 on paid losses and $4,469 on loss and LAE reserves, resulting primarily from a series of severe storms which produced multiple tornadoes and flooding in the state of Louisiana in late February 2016, a wind and hail event occurring in both Texas and Louisiana in early March 2016, a wind and flooding event which occurred in Louisiana in mid-August 2016, and also a wind and hail event occurring in both Texas and Louisiana in early February 2017. See “Loss and Loss Adjustment Expense Reserves” in Item 2 of this report for further discussion on the Company’s claims reserves and expected recoveries.

Funds Deposited with Reinsured Companies

Funds deposited with reinsured companies represents collateral we had placed on deposit with Brotherhood based upon our quota-share agreement to reinsure a portion of Brotherhood’s business for wind/hail coverage only. Pursuant to the agreement, we were required to fund our pro-rata portion of reserves Brotherhood had established for losses and loss adjustments expenses, and any other amounts for which Brotherhood had not been able to take credit for on its annual statutory financial statements. As of December 31, 2016, we had funded this obligation via a deposit of $500 made to Brotherhood under a trust agreement. This collateral was returned to the Company in March 2017.

Current Income Taxes Recoverable/Payable

Current income taxes recoverable were $672 as of March 31, 2017 compared to $1,195 as of December 31, 2016 which represent the estimate of both the Company’s state and federal income taxes to be recovered as of March 31, 2017 and December 31, 2016 respectively.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Net Deferred Income Taxes

Net deferred income taxes decreased $152 to $268 as of March 31, 2017 compared to $420 as of December 31, 2016. Net deferred income taxes are comprised of approximately $2,228 and $2,359 of deferred tax assets, net of approximately $1,960 and $1,939 of deferred tax liabilities as of March 31, 2017 and December 31, 2016, respectively. The change in the net deferred tax asset is primarily due to a decrease in our deferred tax asset associated with our unearned premium reserves.

Property and Equipment

Property and equipment was $244 and $250 as of March 31, 2017 and December 31, 2016, respectively, and consists of computers, office equipment, and improvements at our leased facilities in Tampa, Florida and Baton Rouge, Louisiana, shown net of accumulated depreciation. Also included in these balances are vehicles we have purchased for the use of our sales representatives in Texas and Louisiana. Our policy for the capitalization and depreciation of these assets can be found in Note 2 – Significant Accounting Policies in Item 1 of this report.

Other Assets

Other assets decreased $56, to $732 as of March 31, 2017 from $788 as of December 31, 2016. The major components of other assets, and the change therein, are shown below.

Other Assets	March 31, 2017	December 31, 2016	Change
Accrued interest on investments	$147	$117	$30
Security deposits for facility leases	38	38	—
Prepaid expenses	540	616	(76)
Other	7	17	(10)
Total	$732	$788	$(56)

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred and but not reported (“IBNR”) loss events, as well as the related estimated loss adjustment expenses (“LAE”). The table below separates our loss reserves and LAE between IBNR and case specific estimates as of March 31, 2017 and December 31, 2016, and also shows the expected reinsurance recoverable on those reserves.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
March 31, 2017
Homeowners(1)	$2,143	$548	$2,691	$3,192	$5,883	$2,767
Special Property(2)	776	36	812	1,118	1,930	1,702
Total	$2,919	$584	$3,503	$4,310	$7,813	$4,469

December 31, 2016
Homeowners	$1,523	$463	$1,986	$3,302	$5,288	$2,565
Special Property	697	88	785	898	1,683	1,087
Total	$2,220	$551	$2,771	$4,200	$6,971	$3,652

(1)   Homeowners refers to our multi-peril policies for traditional dwellings as well as mobile and manufactured homes.

(2)   Special property includes both our fire and allied lines of business, which are primarily wind/hail only products, and also includes the commercial lines wind/hail only business we have assumed through our agreement with Brotherhood and our personal lines wind/hail only business we have assumed through our quota-share agreement with TWIA.

Gross reserves as of March 31, 2017 were $7,813, an increase of $842 from December 31, 2016. A significant portion of this increase relates to reserves established for a wind and hail event that occurred in both Louisiana and Texas in early February 2017 identified by Property Claims Services as CAT 1714. As of March 31, 2017, we anticipate our ultimate incurred gross losses for this storm to be approximately $1,800. Because of this event, we met the retention on our aggregate reinsurance treaty which runs from June 1, 2016 through May 31, 2017. This has allowed us not only to record a ceded recovery for CAT 1714, but also to record recoveries from other of our weather-related claims from the 3rd and 4th quarter of 2016 and the 1st quarter of 2017. Due, in part, to these recoveries, the Company reported $329 of favorable development (redundancy) for the three months ended March 31, 2017. For the three months ended March 31, 2016, the Company reported $167 in redundancy. See ‘Net Losses and Loss Adjustment Expenses” in Item 2 of this report for further information.

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

Unearned Premium Reserves

Unearned premium reserves decreased $683 to $25,138 as of March 31, 2017 compared to $25,821 as of December 31, 2016.

The following table outlines the change in unearned premium reserves by line of business.

	March 31, 2017	December 31, 2016	Change
Homeowners	$17,128	$17,466	$(338)
Special Property	8,010	8,355	(345)
Total	$25,138	$25,821	$(683)

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable decreased $259 to $4,970 as of March 31, 2017 compared to $5,229 as of December 31, 2016. The bulk of the balance payable as of March 31, 2017 represents a quarterly payment due under our catastrophe reinsurance program, which was paid in April 2017.

Agency Commissions Payable

Agency commissions payable increased $172 to $669 as of March 31, 2017 versus $497 as of December 31, 2016. As agency commissions are paid in arrears, this balance represents commissions owed to the Company’s independent agencies on policies written throughout the months ended March 31, 2017 and, December 31, 2016 respectively. Since the commissions we pay to our independent agencies are based upon a percentage of the premium our agencies write, the balance due will vary directly with the volume of premium written in the month.

Premiums Collected in Advance

Premium deposits were $1,916 and $1,128 and represent cash the Company has received for policies which were not yet in-force as of March 31, 2017 and December 31, 2016, respectively. Upon the effective date of coverage, advance premiums are reclassified to the unearned premium reserve account.

Funds held under Reinsurance Treaties

Funds held under reinsurance treaties represents collateral we have received on deposit from our reinsurers under our catastrophe excess of loss treaties and is intended to fund those reinsurers pro-rata portion of reserves we have established for losses and loss adjustment expenses. As of December 31, 2016, we had received cash deposits of $73 from our reinsurers. This balance was reduced to $63 as of March 31, 2017 as a portion of the balance was applied to reinsurance recoveries due to us on paid losses during the quarter ended March 31, 2017.

Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses decreased $31, to $2,034 as of March 31, 2017 from $2,065 as of December 31, 2016. The major components of accrued expenses and other liabilities, as well as the change therein, are shown below.

	March 31, 2017	December 31, 2016	Change
Accrued employee compensation	$50	$95	$(45)
Accrued professional fees	399	509	(110)
Unearned policy fees	233	204	29
Accrued premium taxes and assessments	1,270	1,193	77
Other accounts payable	82	64	18
Total	$2,034	$2,065	$(31)

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

The Preferred Shares have a par value of twenty five dollars and pay annual cumulative dividends at a rate of eight percent per annum. Cumulative dividends shall accrue, whether or not declared by the Board and irrespective of whether there are funds legally available for the payment of dividends. Accrued dividends shall be paid in cash only when, as, and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the Preferred Shares. In the event of any voluntary of involuntary liquidation, dissolution, or winding up of the Company, the holders of the Preferred Shares then outstanding shall be entitled to be paid out of the assets of the Company available for distributions to its shareholders, before any payment shall be made to holders of securities junior in preference to the Preferred Shares. The Preferred Shares rank senior to the Company’s common stock, and the Company is not permitted to issue any other series of preferred stock that ranks equal or senior to the Preferred Shares while the Preferred Shares are outstanding. On both February 24, 2017 and 2016, the Company issued a cash payment of $240 to Advisors representing annual dividend payments due on the Preferred Shares.

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

Since the Preferred Shares have a mandatory redemption provision requiring redemption on February 24, 2020, the Company was required to classify the Preferred Shares as a liability on the balance sheet instead of recording the value of these shares in equity. The resulting liability was recorded at a discount to the ultimate redemption amount of the Preferred Shares based upon an analysis of the cash payments expected to occur under the terms of the Preferred Shares discounted for the Company’s estimated cost of equity (13.9%). As a result, amortization in the amount of $1,889 will be charged to operations during the period the Preferred Shares are outstanding using the effective interest method. For the three months ended March 31, 2017 and 2016, amortization of the discount on the Preferred Shares totaled $92 and $88, respectively.

Investment in Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $145 as of March 31, 2017. The managing member of Argo, Mr. John T. Fitzgerald, was also appointed to KFSI’s board of directors on April 21, 2016.

Contractual Obligations

As of March 31, 2017, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ending March 31,
2018	$331
2019	293
2020	175
2021 and thereafter	—
Total	$799

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Shareholders’ Equity

The primary drivers behind the changes to total shareholders’ equity for the three months ended March 31, 2017 were the Company’s net income as well as net unrealized gains on its investment portfolio as shown below.

	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity
Balance, January 1, 2017	6,108,125	151,359	$46,357
Stock compensation expense	—	—	7
Net income	—	—	246
Unrealized gains on investment portfolio (net of income taxes)	—	—	55
Balance, March 31, 2017	6,358,125	223,851	46,665

Results of Operations

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Gross Premiums Written

Gross premiums written increased $2,030 for the three months ended March 31, 2017, when compared to the same period in 2016. The following table shows our direct premiums written by line of business.

	Three months ended March 31,
Line of Business	2017	2016	Change
Homeowners	$8,113	$7,116	$997
Special Property	4,721	3,688	1,033
Gross Premium Written	$12,834	$10,804	$2,030

Ceded Premiums Written

Ceded premiums written increased to $5,876 for the three months ended March 31, 2017, compared to $3,571 for the same period 2016. The increase in ceded premiums written is primarily due to an increase in limits purchased under our catastrophe excess of loss reinsurance (“CAT XOL”) program. As our treaty years run from June 1st through May 31st of each year, the three month period ending March 31, 2017 covers ceded premiums written under our 2016/2017 CAT XOL treaty, while the first quarter of 2016 covers ceded premiums written under our 2015/2016 CAT XOL treaty. The following table is a summary of the key provisions under each of our CAT XOL treaties.

	2015/2016 CAT XOL Treaty 06/01/15 – 05/31/16	2016/2017 CAT XOL Treaty 06/01/16 – 05/31/17
Wind/Hail loss occurrence clause(1)	144 hours	144 hours
Retention on first occurrence	$4,000	$5,000
Retention on second occurrence	$1,000	$2,000
Limit of coverage including first event retention	$140,000	$200,000

(1)	Specifies the time period during which our losses from the same occurrence may be aggregated and applied to our retention and limits. We may pick the date and time when the period of consecutive hours begin in order to maximize our recovery.

(2)	Our 2016/2017 CAT XOL Treaty also includes a franchise deductible of $125 per occurrence for the claims we cede to our reinsurers under the aggregate portion of our treaty.

The total cost of our CAT XOL coverage is estimated to be approximately $21,000 for the 2016/2017 treaty year and was $13,000 for the 2015/2016 treaty year.

Net Premium Earned

The following table shows our net premiums earned by line of business.

	Three months ended March 31,
Line of Business	2017	2016	Change
Homeowners	$5,284	$5,607	$(323)
Special Property	2,888	2,614	274
Net premium earned	$8,172	$8,221	$(49)

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Premium earned on a gross and ceded basis is as shown in the following table.

	Three months ended March 31,
	2017	2016	Change
Gross premium earned	$13,518	$11,568	$1,950
Ceded premium earned	5,346	3,347	1,999
Net premium earned	$8,172	$8,221	$(49)

Other Income

Other income increased $114 to $377 for the quarter ended March 31, 2017, compared to $263 for the same period in 2016. Other income is comprised of policy fee income charged to our policyholders for inspections, premium financing fees for those policyholders which elect to pay their premiums on an installment basis, and also commission revenue resulting from a brokerage sharing agreement between our insurance subsidiary, Maison, and the intermediary Maison uses to place its CAT XOL reinsurance program.

Net losses and loss adjustment expenses

Net losses and LAE represent both actual payments made and changes in estimated future payments to be made to our policyholders. The following table sets forth the components of our losses and loss ratios for the periods presented.

	Three months ended March 31,
	2017		2016
	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)
Weather-related non-catastrophe losses	$451	5.5%	$1,651	20.1%
Non-weather related losses	1,812	22.2%	1,173	14.3%
Core loss(1)	2,263	27.7%	2,824	34.4%
Catastrophe loss(2)	1,697	20.7%	3,979	48.4%
Prior period (redundancy) development(3)	(329)	(4.0)%	(167)	(2.0)%
Total net losses and LAE incurred	$3,631	44.4%	$6,636	80.8%

(1)	We define Core Loss as net losses and LAE less the sum of catastrophe losses and prior period redundancy.

(2)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25,000 of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a catastrophe as a PCS event where our estimated cost exceeds $1,500.

(3)	Prior period development is the amount of ultimate actual loss settlement value which is more than the estimated reserves recorded for a particular liability or loss, while redundancy represents the ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

Our net loss ratio (net losses and LAE divided by net premiums earned) for the three months ended March 31, 2017 was 44.4%, compared to a net loss ratio of 80.8% for the three months ended March 31, 2016. The primary drivers for the reduction in net loss ratio was a reduction in catastrophe losses and weather-related non-catastrophe losses when comparing periods. The first quarter 2016 was marked by severe storms which produced multiple tornadoes throughout Louisiana and Texas in February and March 2016. Our total gross incurred losses from these two separate events exceeded $1,500 each (PCS events 1616 and 1617). Our catastrophe reinsurance program was structured so that our retention was set at $4,000 for a single event. Our net incurred losses were slightly less than our retention, or approximately $3,979 through March 31, 2016, since we had recoveries under both our catastrophe and per-risk reinsurance treaties, accounting for over half of the March 2016 quarter’s loss ratio.

During the quarter ended March 31, 2017 we experienced one catastrophe event - PCS event 1714 which effected our policyholders in Louisiana during early February with hail, tornado and other wind damage. We anticipate our ultimate net losses from this storm to be approximately $1,697, as any further development on this storm will be covered by our aggregate treaty under our 2016/2017 CAT XOL reinsurance program. Since we met the retention under our aggregate treaty in the 1st quarter 2017, the treaty will also cover weather-related non-catastrophe losses which exceed our franchise deductible of $125 and have a date of loss between June 1, 2016 and May 31, 2017. This was the biggest driver in the redundancy of $329 we experienced in the current quarter, as well as the reduction in weather-related non-catastrophe loss ratio (from 20.1% in 2016 to 5.5% in 2017).

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred acquisition costs for the first quarter 2017 was $2,522 compared to $1,990 for the first quarter of 2016, and includes items such as commissions earned by our agencies, premium taxes, assessments, and policy processing fees. Expressed as a percentage of gross earned premiums, amortization was 18.7% in the current quarter, compared to 17.2% in the same quarter last year. The increase in amortization of deferred acquisition costs as a percentage of gross earned premiums can be attributed to an increase in the effective rate of the premium taxes we pay due to the loss of an investment credit received on our taxes in previous years. Effective January 1, 2017, the State of Louisiana amended this credit such that certain assets such as cash and money market funds held in the state of Louisiana would no longer qualify.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

General and Administrative Expenses

General and administrative expenses were $2,091 for the quarter ended March 31, 2017, compared to $1,578 for the quarter ended March 31, 2016. Expressed as a percentage of gross premium earned, general and administrative expenses were 15.5% and 13.6%, respectively. The increase in general and administrative expense was driven primarily by our increased staffing to support our growth in Texas and Florida as we have grown from 23 employees as of March 31, 2016 to 26 employees as of March 31, 2017. Also driving the increase in general and administrative expense is an increase in professional fees incurred when comparing quarters as we have initiated a review of the rates we charge on our risks in Louisiana.

Income Tax Expense (Benefit)

Income tax benefit (expense) for the three months ended March 31, 2017 was $135, on pretax income of $381 compared to a benefit of $578 on pretax losses of $1,693 for the three months ended March 31, 2016 resulting in an effective tax rate of 35.4% and 34.1%, respectively.

Net (Loss) Income

As a result of the foregoing, the Company’s net income for the first quarter 2017 was $246, or $0.04 per diluted share, compared to a net loss of $1,115, or $(0.18) per diluted share for the first quarter of 2016.

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

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
Summary of Cash Flows	2017	2016
Net cash provided (used ) by operating activities	$1,069	$(773)
Net cash used by investing activities	(6,733)	(2,184)
Net cash used by financing activities	(240)	(426)
Net decrease in cash and cash equivalents	$(5,904)	$(3,383)

Three months ended March 31, 2017

For the three months ended March 31, 2017, the net cash provided by operating activities as reported on our consolidated statement of cash flows was $1,069, driven, in large by our collection of approximately $8,247 in premiums for the quarter (net of the amounts we have ceded to our reinsurers), less the payment of approximately $4,298 in loss and LAE expenses (net of ceded recoveries collected from our reinsurers). We also paid approximately $1,473 in commissions to our agencies, as well as cash payments in the approximate amount of $1,407 for taxes, assessments and general and administrative expenses.

The net cash used by investing activities as reported on our consolidated statement of cash flows was $6,733, driven primarily by the net purchases of fixed income securities and short term investments for our investment portfolio. Net cash used by financing activities was $240, as a result of a dividend payment of $240 made to Advisors as holders of the Preferred Shares issued in the MSA termination transaction.

As a result of the foregoing, cash and cash equivalents decreased from $43,045 as of December 31, 2016 to $37,141 as of March 31, 2017.

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

As a result of the foregoing, our net decrease in cash and cash equivalents for the first quarter 2016 was $3,383.

Regulatory Capital

In the United States, a risk-based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including Louisiana, the domiciliary state of our insurance subsidiary, Maison, as well as Texas, where Maison began writing business in June 2015, have adopted the NAIC RBC requirements. In general, insurers reporting surplus with respect to policyholders below 200% of the authorized control level, as defined by the NAIC, on December 31st of the previous year are subject to varying levels of regulatory action, which may include discontinuation of operations. As of March 31, 2017, Maison’s reported surplus was considered to be in the “no action” level by the Louisiana Department of Insurance.

Furthermore, pursuant to the consent order approving Maison’s admission into the State of Texas, Maison has agreed to:

●	Establish a deposit of $2,000 for the benefit of Texas policyholders. The Company has fulfilled this obligation by depositing fixed income securities, having an estimated fair value of $1,998 as of March 31, 2017, with the State of Texas.

●	Maintain a Risk-Based-Capital (“RBC”) ratio of 300% or more, and provide calculation of such ratio to the TDI on a periodic basis.

Similarly, although Maison has not yet written any insurance policies in the State of Florida, pursuant to the consent order approving Maison’s admission into the State of Florida, Maison has agreed to:

●	Maintain a Risk-Based-Capital (“RBC”) ratio of 300% or more.

●	Maintain capital and surplus as to policyholders of $35,000.

●	Restrict the payment of dividends to only those which have been approved in advance by the FL OIR

As of March 31, 2017, Maison’s RBC ratio exceeded 300% and Maison’s capital surplus was $35,915.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of March 31, 2017. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

During the quarter ended March 31, 2017, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 16, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	May 11, 2017	By:	/s/ Douglas N. Raucy
Douglas N. Raucy, President, Chief Executive Officer and Director
(principal executive officer)

Date:	May 11, 2017	By:	/s/ John S. Hill
John S. Hill, Vice President and Chief Financial Officer
(principal financial and accounting officer)