Form 10-Q
period 2017-06-30
1347 Property Insurance Holdings, Inc.
filed 2017-08-10
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒	Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 7, 2017 was 5,956,766.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1347 PROPERTY INSURANCE HOLDINGS INC. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except share and per share data)
	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $40,272 and $26,793, respectively)	$40,203	$26,559
Equity investments, at fair value (cost of $1,182 and $1,000, respectively)	1,258	1,136
Short-term investments, at cost	1,459	196
Other investments, at cost	945	505
Total investments	43,865	28,396
Cash and cash equivalents	35,133	43,045
Deferred policy acquisition costs, net	5,545	4,389
Premiums receivable, net of allowance for credit losses of $32 and $38, respectively	2,263	2,923
Ceded unearned premiums	4,060	4,847
Reinsurance recoverable on paid losses	4,539	444
Reinsurance recoverable on loss and loss adjustment expense reserves	6,012	3,652
Funds deposited with reinsured companies	—	500
Current income taxes recoverable	47	1,195
Deferred tax asset, net	247	420
Property and equipment, net	226	250
Other assets	768	788
Total assets	$102,705	$90,849

LIABILITIES
Loss and loss adjustment expense reserves	$9,583	$6,971
Unearned premium reserves	29,913	25,821
Ceded reinsurance premiums payable	6,304	5,229
Agency commissions payable	921	497
Premiums collected in advance	2,226	1,128
Funds held under reinsurance treaties	50	73
Accounts payable and other accrued expenses	3,451	2,065
Series B Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 120,000 shares issued and outstanding for both periods	2,651	2,708
Total liabilities	$55,099	$44,492

Commitments and contingencies (Note 16)

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,108,125 shares issued and 5,956,766 shares outstanding for both periods	$6	$6
Additional paid-in capital	46,822	46,809
Retained earnings	1,783	616
Accumulated other comprehensive income (loss)	4	(65)
	48,615	47,366
Less: treasury stock at cost; 151,359 shares for both periods	(1,009)	(1,009)
Total shareholders’ equity	47,606	46,357
Total liabilities and shareholders’ equity	$102,705	$90,849

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue:
Net premiums earned	$8,228	$7,512	$16,400	$15,733
Net investment income	284	127	452	242
Other income	411	254	788	517
Total revenue	8,923	7,893	17,640	16,492

Expenses:
Net losses and loss adjustment expenses	2,383	1,838	6,014	8,474
Amortization of deferred policy acquisition costs	2,590	2,063	5,112	4,053
General and administrative expenses	2,299	1,746	4,390	3,324
Accretion of discount on Series B Preferred Shares	91	86	183	174
Total expenses	7,363	5,733	15,699	16,025

Income before income tax expense	1,560	2,160	1,941	467
Income tax expense	639	820	774	242
Net income	$921	$1,340	$1,167	$225

Net earnings per common share:
Basic	$0.15	$0.22	$0.20	$0.04
Diluted	$0.15	$0.22	$0.20	$0.04
Weighted average common shares outstanding:
Basic	5,956,766	6,097,043	5,956,766	6,104,061
Diluted	5,956,766	6,097,043	5,956,766	6,104,061

Consolidated Statements of Comprehensive Income

Net income	$921	$1,340	$1,167	$225
Unrealized gains on investments available for sale, net of income taxes	14	93	69	321
Comprehensive income	$935	$1,433	$1,236	$546

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statement of Changes in Shareholders’ Equity (in thousands, except per share data)
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance - January 1, 2016	6,134,274	$6	223,851	$(1,731)	$48,688	$605	$(62)	$47,506
Stock compensation expense	—	—	—	—	38	—	—	38
Purchase of treasury stock	(177,508)	—	177,508	(1,195)	—	—	—	(1,195)
Retirement of treasury shares	—	—	(250,000)	1,917	(1,917)	—	—	—
Net income	—	—	—	—	—	11	—	11
Other comprehensive loss	—	—	—	—	—	—	(3)	(3)
Balance - December 31, 2016	5,956,766	$6	151,359	$(1,009)	$46,809	$616	$(65)	$46,357

Stock compensation expense	—	—	—	—	13	—	—	13
Net income	—	—	—	—	—	1,167	—	1,167
Other comprehensive income	—	—	—	—	—	—	69	69
Balance - June 30, 2017 (unaudited)	5,956,766	$6	151,359	$(1,009)	$46,822	$1,783	$4	$47,606

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited) (in thousands)
	Six months ended June 30,
	2017	2016
Cash provided by:
Operating activities:
Net income	$1,167	$225
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on Series B Preferred Shares	183	174
Net deferred income taxes	138	137
Stock compensation expense	13	20
Depreciation expense	38	31
Changes in operating assets and liabilities:
Premiums receivable	660	184
Reinsurance recoverable on paid losses and loss reserves	(6,455)	(6,140)
Amounts held on deposit with reinsured companies	500	725
Ceded unearned premiums	787	(1,082)
Deferred policy acquisition costs, net	(1,156)	(109)
Loss and loss adjustment expense reserves	2,612	3,761
Premiums collected in advance	1,098	1,233
Unearned premium reserves	4,092	1,482
Ceded reinsurance premiums payable	1,075	2,417
Current income taxes recoverable	1,148	(41)
Other, net	1,806	655
Net cash provided by operating activities	7,706	3,672

Investing activities:
Purchases of furniture and equipment	(14)	(79)
Purchases of fixed income securities	(13,479)	(4,944)
Purchase of equity investments	(182)	(1,000)
Purchase of other investments	(440)	(139)
Net (purchases) sales of short-term investments	(1,263)	859
Net cash used in investing activities	(15,378)	(5,303)

Financing activities:
Payment of dividends on preferred shares	(240)	(240)
Purchases of treasury stock	—	(521)
Net cash used in financing activities	(240)	(761)

Net decrease in cash and cash equivalents	(7,912)	(2,392)
Cash and cash equivalents at beginning of period	43,045	47,957
Cash and cash equivalents at end of period	$35,133	$45,565

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$228

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

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

Prior to March 31, 2014, PIH was a wholly owned subsidiary of Kingsway America Inc. (“KAI”). KAI, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, PIH completed an initial public offering (“IPO”) of its common stock. On June 13, 2014, PIH completed a follow-on offering of its common stock to the public. Through the combination of the IPO and follow-on offering, PIH issued approximately five million shares of its common stock. As of June 30, 2017, KAI held approximately 975,000 shares of our common stock, which is equivalent to 16.4% of our outstanding shares.

PIH has three wholly-owned subsidiaries; Maison Insurance Company (“Maison”), a Louisiana-domiciled property and casualty insurance company, Maison Managers, Inc. (“MMI”), a managing general agent, incorporated in the State of Delaware, and ClaimCor, LLC (“ClaimCor”), a Florida based claims solutions company. Maison processes claims made by its policyholders through ClaimCor, and also through various third-party claims adjusting companies. MMI has ultimate authority over the claims handling process, while the agencies that we appoint have no authority to settle our claims or otherwise exercise control over the claims process.

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

In addition to the voluntary policies that Maison writes, we have participated in the last five rounds of take-outs from Louisiana Citizens Property Insurance Company (“Citizens”), occurring on December 1st of each year, as well as the inaugural depopulation of policies from the Texas Windstorm Insurance Association (“TWIA”), which occurred on December 1, 2016. Under these programs, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by both Citizens and TWIA. The majority of policies that we have obtained through Citizens as well as all of the policies we have obtained through TWIA cover losses arising only from wind and hail. Prior to our takeout, both Citizens and TWIA policyholders were not able to obtain such coverage from any other marketplace.

On March 1, 2017, Maison received a certificate of authority from the Florida Office of Insurance Regulation (“FL OIR”) which authorizes Maison to write personal lines insurance in the State of Florida. Pursuant to the Consent Order issued, Maison has agreed to comply with certain requirements as outlined by the FL OIR until Maison can demonstrate three consecutive years of net income following the Company’s admission into Florida as evidenced by its Annual Statement filed with the FL OIR via the National Association of Insurance Commissioners electronic filing system. Among other requirements, the FL OIR requires the following as conditions related to the issuance of Maison’s certificate of authority:

●	Although domiciled in the State of Louisiana, Maison has agreed to comply with the Florida Insurance Code as if Maison were a domestic insurer within the State of Florida;

●	Maison has agreed to maintain capital and surplus as to policyholders of no less than $35,000;

●	Maison has agreed to receive prior approval from the FL OIR prior to the payment of any dividends; and

●	Maison has agreed to receive written approval from the FL OIR regarding any form of policy issued or rate charged to its policyholders prior to utilizing any such form or rate for policies written in the State of Florida.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

To comply with the Consent Order, on March 31, 2017, Maison received a capital contribution from PIH in the amount of $16,000. As of June 30, 2017, Maison has not written any insurance policies covering risks in the State of Florida.

MMI serves as the Company’s management services subsidiary, known as a managing general agency, and provides underwriting, policy administration, claims administration, marketing, accounting, and other management services to Maison. MMI contracts primarily with independent agencies for policy sales and services, and also contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by and subject to the regulatory oversight of the Louisiana Department of Insurance (“LDI”), Texas Department of Insurance (“TDI”) and the FL OIR.

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

The Use of Estimates in the Preparation of Consolidated Financial Statements:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are recorded in the accounting period in which the change is determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for loss and loss adjustment expense reserves (as well as the associated reinsurance recoverable on those reserves), the valuation of fixed income and equity securities, the valuation of net deferred income taxes, the valuation of various securities that we have issued in conjunction with the termination of the management services agreement with 1347 Advisors, LLC, and the valuation of deferred policy acquisition costs.

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

Other investments include investments in limited liability companies in which the Company’s interests are deemed minor and, therefore, are accounted for under the cost method of accounting, which approximates their fair value. Also included in other investments is a fixed rate certificate of deposit with an original maturity of 15 months.

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

($ amounts in thousands, except share and per share data)

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

Rent expense for the Company’s office leases is recognized on a straight-line basis over the term of the lease. Rent expense was $169 and $173 for the six months ended June 30, 2017 and 2016, respectively.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

Loss and Loss Adjustment Expense Reserves:

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred but not yet reported loss events and the related estimated loss adjustment expenses. The Company performs a continuing review of its loss and loss adjustment expense reserves, including its reserving techniques as well as the impact of reinsurance on our loss reserves. The loss and loss adjustment expense reserves are also reviewed, at minimum, on an annual basis by qualified third party actuaries. Since the loss and loss adjustment expense reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of income in the period in which the estimates are changed. Such changes in estimates could occur in a future period and may be material to the Company’s results of operations and financial position in such period.

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with two major U.S. domestic banking institutions and two regional banks headquartered in the Southeastern United States. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At June 30, 2017, the Company held funds on deposit at these institutions in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

The Company also has risk associated with the lack of geographic diversification due to the fact that Maison exclusively underwrites policies in Louisiana and Texas. The Company insures personal property located in 63 of the 64 parishes in the State of Louisiana. As of June 30, 2017, these policies are concentrated within these parishes, presented as a percentage of our total policies in force in all states, as follows: Saint Tammany Parish 13.7%, Jefferson Parish 12.2%, East Baton Rouge Parish 7.5%, and Livingston Parish 5.4%. No other parish individually has over 5.0% of the policies in force as of June 30, 2017. On a direct basis, Maison writes in 133 of the 254 counties that comprise the State of Texas; however, no single county represents over 5.0% of our total policies in force as of June 30, 2017.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

Stock-Based Compensation:

The Company has accounted for stock-based compensation under the provisions of ASC Topic 718 – Stock Compensation, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (stock options and common stock purchase warrants). The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model using assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The fair value of each stock option award is recorded as compensation expense on a straight-line basis over the requisite service period, which is generally the period in which the stock options vest, with a corresponding increase to additional paid-in capital.

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

Fair Value of Financial Instruments:

The carrying values of certain financial instruments, including cash, short-term investments, premiums receivable and accounts payable, approximate fair value due to their short-term nature. The Company measures the fair value of financial instruments in accordance with GAAP, which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Earnings Per Common Share:

Basic earnings per common share is computed using the weighted average number of shares outstanding during the respective period.

Diluted earnings per common share assumes conversion of all potentially dilutive outstanding stock options, warrants or other convertible financial instruments. Potential common shares outstanding are excluded from the calculation of diluted earnings per share if their effect is anti-dilutive.

Operating Segments:

The Company operates in a single segment – property and casualty insurance.

3. Recently Issued Accounting Standards

ASU 2016-01: Financial Instruments-Overall:

In January 2016, the FASB issued ASU 2016-01: Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. Most significantly, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income (loss). ASU 2016-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. ASU 2016-01 will be applied using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Adoption of ASU 2016-01 is not expected to have a material impact on the Company’s financial position, cash flows, or total comprehensive income, but could impact the Company’s results of operations and earnings per share as changes in fair value will be presented in net income rather than other comprehensive income.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

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

ASU 2016-13: Financial Instruments – Credit Losses:

In June 2016, the FASB issued ASU 2016-13: Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to provide financial statement users with more useful information regarding the expected credit losses on financial instruments held as assets. Under current GAAP, financial statement recognition for credit losses on financial instruments was generally delayed until the loss was probable of occurring. The amendments of ASU 2016-13 eliminate this probable initial recognition threshold and instead reflect an entity’s current estimate of all expected credit losses. The amendments also broaden the information that an entity must consider in developing its expected credit loss estimates for those assets measured at amortized cost by using forecasted information instead of the current methodology which only considered past events and current conditions. Under ASU 2016-13, credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP; however, the amendments require that credit losses be presented as an allowance against the investment, rather than as a write-down. The amendments also allow the entity to record reversals of credit losses in current period net income, which is prohibited under current GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

4. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on the Company’s investments in fixed income and equity securities at June 30, 2017 and December 31, 2016 is as follows.

As of June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government	$1,997	$7	$(14)	$1,990
State municipalities and political subdivisions	4,776	18	(26)	4,768
Asset-backed securities and collateralized mortgage obligations	15,133	25	(116)	15,042
Corporate	18,366	85	(48)	18,403
Total fixed income securities	40,272	135	(204)	40,203
Equity securities:
Common stock	1,118	26	(36)	1,108
Warrants to purchase common stock	35	90	(2)	123
Rights to purchase common stock	29	1	(3)	27
Total equity securities	1,182	117	(41)	1,258
Total fixed income and equity securities	$41,454	$252	$(245)	$41,461

As of December 31, 2016
Fixed income securities:
U.S. government	$1,623	$1	$(20)	$1,604
State municipalities and political subdivisions	2,271	2	(27)	2,246
Asset-backed securities and collateralized mortgage obligations	12,095	9	(136)	11,968
Corporate	10,804	28	(91)	10,741
Total fixed income securities	26,793	40	(274)	26,559
Equity securities:
Common stock	1,000	136	—	1,136
Total equity securities	1,000	136	—	1,136
Total fixed income and equity securities	$27,793	$176	$(274)	$27,695

The table below summarizes the Company’s fixed income securities at June 30, 2017 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value
One year or less	$1,329	$1,915
More than one to five years	15,541	17,197
More than five to ten years	12,178	10,483
More than ten years	11,224	10,608
Total	$40,272	$40,203

The following table highlights, by loss position and security type, those fixed income and equity securities in unrealized loss positions as of June 30, 2017 and December 31, 2016. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions. There were 141 and 122 fixed income investments that were in unrealized loss positions as of June 30, 2017 and December 31, 2016, respectively. The Company held 4 equity investments in unrealized loss positions as of June 30, 2017.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

	Less than 12 Months		Greater than 12 Months		Total
As of June 30, 2017	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
U.S. government	$1,306	$(14)	$—	$—	$1,306	$(14)
State municipalities and political subdivisions	2,363	(26)	—	—	2,363	(26)
Asset-backed securities and collateralized mortgage obligations	11,408	(115)	126	(1)	11,534	(116)
Corporate	6,733	(48)	—	—	6,733	(48)
Total fixed income securities	21,810	(203)	126	(1)	21,936	(204)
Equity securities:
Common stock	226	(36)	—	—	226	(36)
Warrants to purchase common stock	13	(2)	—	—	13	(2)
Rights to purchase common stock	18	(3)	—	—	18	(3)
Total equity securities	257	(41)	—	—	257	(41)
Total fixed income and equity securities	$22,067	$(244)	$126	$(1)	$22,193	$(245)

As of December 31, 2016
Fixed income securities:
U.S. government	$1,303	$(20)	$—	$—	$1,303	$(20)
State municipalities and political subdivisions	1,537	(27)	—	—	1,537	(27)
Asset-backed securities and collateralized mortgage obligations	9,552	(133)	460	(3)	10,012	(136)
Corporate	5,952	(91)	—	—	5,952	(91)
Total fixed income securities	$18,344	$(271)	$460	$(3)	$18,804	$(274)

Under the terms of the certificate of authority granted to Maison by the Texas Department of Insurance, Maison is required to pledge securities totaling at least $2,000 with the State of Texas. Maison deposited the required securities with the State of Texas on May 13, 2015. These securities consist of various fixed income securities listed in the preceding tables which have an amortized cost basis of $2,001 and estimated fair value of $2,000 as of June 30, 2017.

The Company’s other investments are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $645 through June 30, 2017. One of these limited partnerships is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016 is wholly owned by KFSI (see Note 12 – Related Party Transactions). The Company has accounted for its investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

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

Other-than-Temporary Impairment:

The establishment of an other-than-temporary impairment on an investment requires a number of judgments and estimates. The Company performs a quarterly analysis of the individual investments to determine if declines in market value are other-than-temporary. The analysis includes some or all of the following procedures as deemed appropriate by the Company:

●	considering the extent and length of time during which the market value has been below cost;
●	identifying any circumstances which management believes may impact the recoverability of the unrealized loss positions;
●	obtaining a valuation analysis from a third-party investment manager regarding the intrinsic value of these investments based upon their knowledge and experience combined with market-based valuation techniques;
●	reviewing the historical trading volatility and trading range of the investment and certain other similar investments;
●	assessing if declines in market value are other-than-temporary for debt instruments based upon the investment grade credit ratings from third-party credit rating agencies;
●	assessing the timeliness and completeness of principal and interest payment due from the investee; and
●	assessing the Company’s ability and intent to hold these investments until the impairment may be recovered.

The risks and uncertainties inherent in the assessment methodology used to determine declines in market value that are other-than-temporary include, but may not be limited to, the following:

●	the opinions of professional investment managers could be incorrect;

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

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

Accordingly, all of the Company’s investments were in good standing and there were no write-downs for other-than-temporary impairments on the Company’s investments for the six months ended June 30, 2017 and 2016.

The Company does not have any exposure to subprime mortgage-backed investments. Net investment income for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Investment income:
Interest on fixed income securities	$185	$109	$317	$209
Interest on cash and cash equivalents	49	28	96	55
Realized gain upon sale of securities	64	—	64	—
Other	—	2	—	2
Gross investment income	298	139	477	266
Investment expenses	(14)	(12)	(25)	(24)
Net investment income	$284	$127	$452	$242

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

Under the Company’s per-risk treaty, reinsurance recoveries are received for up to $1,750 in excess of a retention of $250 for each loss occurring prior to June 1, 2017. Effective June 1, 2017, the Company amended its per-risk treaty such that recoveries are received for up to $1,600 in excess of a retention of $400 for each loss occurring on June 1, 2017 or thereafter. The Company has ceded $404 and $222 in written premiums under its per-risk treaties for the six months ended June 30, 2017 and 2016, respectively.

The Company’s excess of loss treaties are based upon a treaty year beginning on June 1st of each year and expiring on May 31st of the following year. Thus, the financial statements for the six month periods ending June 30, 2017 and 2016 contain premiums ceded under three separate excess of loss treaties. Under the Company’s 2015/2016 excess of loss treaty which expired on May 31, 2016, for each catastrophic event occurring within a 144-hour period, the Company receives reinsurance recoveries of up to $121,000 in excess of a retention of $4,000 per event. The Company had also procured a “top, drop and aggregate” layer of reinsurance protection that may be used for any event above $125,000, up to a maximum recovery of $15,000. This $15,000 second layer of coverage applied in total to all events occurring during the treaty year of June 1, 2015 through May 31, 2016.

For both the treaty years beginning June 1, 2016 and June 1, 2017, the Company’s excess of loss treaties cover losses of up to $170,000 in excess of a $5,000 retention per event. For any event above $175,000, the Company again purchased top, drop and aggregate coverage, with an additional limit of $25,000. The $25,000 aggregate coverage applies in total to all events occurring during each of the treaty years.

The Company ceded $9,971 and $9,219 in written premiums under its excess of loss treaties for the six months ended June 30, 2017 and 2016, respectively.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

In June 2015, we began writing business through a quota-share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we act as a reinsurer, and have assumed wind/hail only exposures on certain churches and related structures that Brotherhood insures throughout the State of Texas. Our quota-share percentage varies from 25%-100% of the wind/hail premium written by Brotherhood, dependent upon the geographic location (coastal areas versus non-coastal areas) within the State of Texas. For the six months ended June 30, 2017, we have written $896 in assumed premiums through our agreement with Brotherhood, compared to $858 in assumed premiums for the same period in 2016.

On December 1, 2016, we participated TWIA’s inaugural depopulation program whereby Maison assumed personal lines policies for wind and hail only exposures along the Gulf Coast area of Texas. The depopulation program was structured such that Maison reinsures TWIA under a 100% quota share agreement. For the six months ended June 30, 2017, we have written $1,302 in assumed premiums through the TWIA quota share agreement.

The impact of reinsurance treaties on the Company’s financial statements is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Premium written:
Direct	$17,469	$14,254	$29,456	$24,660
Assumed	1,351	460	2,198	858
Ceded	(4,499)	(5,870)	(10,375)	(9,441)
Net premium written	$14,321	$8,844	$21,279	$16,077

Premium earned:
Direct	$13,289	$11,248	$25,959	$22,418
Assumed	755	460	1,603	858
Ceded	(5,816)	(4,196)	(11,162)	(7,543)
Net premium earned	$8,228	$7,512	$16,400	$15,733

Losses and LAE incurred:
Direct	$6,015	$3,743	$10,846	$13,456
Assumed	2,449	1,627	3,203	1,778
Ceded	(6,081)	(3,532)	(8,035)	(6,760)
Net losses and LAE incurred	$2,383	$1,838	$6,014	$8,474

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

DPAC as well as the related amortization expense associated with DPAC for the three and six months ended June 30, 2017 and 2016, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Balance, beginning of period, net	$4,426	$3,677	$4,389	$4,030
Additions	3,709	2,525	6,268	4,162
Amortization	(2,590)	(2,063)	(5,112)	(4,053)
Balance, June 30, net	$5,545	$4,139	$5,545	$4,139

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

The Company’s evaluation of the adequacy of loss and loss adjustment expense reserves includes a re-estimation of the liability for loss and LAE reserves relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision, net of amounts recoverable from reinsurers, for the six months ended June 30, 2017 and 2016 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Balance, beginning of period, gross of reinsurance	$7,813	$5,957	$6,971	$2,123
Less reinsurance recoverable on loss and LAE expense reserves	(4,469)	(2,028)	(3,652)	(120)
Balance, beginning of period, net of reinsurance	3,344	3,929	3,319	2,003
Incurred related to:
Current year	3,276	1,800	7,236	8,603
Prior years	(893)	38	(1,222)	(129)
Paid related to:
Current year	(2,129)	(2,604)	(4,814)	(7,048)
Prior years	(27)	(710)	(948)	(976)
Balance, June 30, net of reinsurance	3,571	2,453	3,571	2,453
Plus reinsurance recoverable related to loss and LAE expense reserves	6,012	3,431	6,012	3,431
Balance, June 30, gross of reinsurance	$9,583	$5,884	$9,583	$5,884

8. Income Taxes

Actual income tax expense for the three and six months ended June 30, 2017 and 2016 varies from the amount that would result by applying the applicable statutory federal income tax rate of 34% to income before income taxes as summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Income tax expense at statutory income tax rate	$530	$734	$660	$159
State income tax (net of federal tax benefit)	107	82	109	77
Other	2	4	5	6
Income tax expense	$639	$820	$774	$242

The Company carries a net deferred income tax asset of $247 and $420 at June 30, 2017 and December 31, 2016, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income. Significant components of the Company’s net deferred tax assets are as follows:

	June 30, 2017	December 31, 2016
Deferred income tax assets:
Loss and loss adjustment expense reserves	$38	$35
Unearned premium reserves	1,909	1,503
Net operating loss carryforwards	138	235
Share-based compensation	301	316
Other	287	270
Deferred income tax assets	$2,673	$2,359

Deferred income tax liabilities:
Deferred policy acquisition costs	$1,885	$1,492
State deferred taxes	472	397
Other	69	50
Deferred income tax liabilities	$2,426	$1,939

Net deferred income tax assets	$247	$420

As of June 30, 2017, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit).

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

9. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic and Diluted:
Net income	$921	$1,340	$1,167	$225
Weighted average common shares outstanding	5,956,766	6,097,043	5,956,766	6,104,061
Earnings per common share	$0.15	$0.22	$0.20	$0.04

The following potentially dilutive securities outstanding as of June 30, 2017 and 2016 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

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

The types of awards available for issuance under the Plan include non-qualified stock options, restricted stock, restricted stock units (“RSUs”), performance shares, performance cash awards, and other stock-based awards. The Plan provides for the issuance of 354,912 shares of common stock. As of June 30, 2017, both stock options and RSUs had been issued to the Company’s employees under the Plan resulting in 156,956 shares available for future issuance under the Plan.

There were no grants, exercises, or cancellations of the Company’s stock options for the six months ended June 30, 2017. The following table summarizes the Company’s stock options outstanding as of June 30, 2017.

Stock Options Outstanding as of June 30, 2017
Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
03/31/2014	8.00	03/31/2019	1.75	163,301	143,704
04/04/2014	8.69	04/04/2019	1.76	14,155	12,456
			Total	177,456	156,160

On May 29, 2015, the Compensation Committee of the Company’s Board of Directors granted RSUs to certain of its executive officers under the Plan. Each RSU granted entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest as follows: (i) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $10.00 per share; and (ii) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $12.00 per share. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

On May 23, 2017, the Compensation Committee of the Company’s Board of Directors approved the potential issuance of RSUs to the Company’s Chief Operating Officer, Mr. Case. Mr. Case will be awarded two matching RSUs for each share of the Company’s common stock that he purchases on the open market or directly from the Company during the period beginning May 23, 2017 and ending November 23, 2017, up to a maximum of 136,054 RSUs. Each RSU will entitle Mr. Case to one share of the Company’s common stock upon the vesting date of the RSU, which shall vest 20% per year over a period of five years following the date granted, subject to Mr. Case’s continued employment with the Company. Mr. Case will also be required to maintain ownership of the shares purchased through the full five-year vesting period. The RSUs will be issued to Mr. Case outside of the Plan as an inducement grant material to Mr. Case entering into employment with the Company.

On May 31, 2017, the Compensation Committee of the Company’s Board of Directors approved the potential issuance of additional RSUs to the Company’s Officers and Directors under the Plan. The number of RSUs to be granted will be based upon the number of shares of the Company’s common stock that each participating Officer and Director purchases in open market transactions, independently, and without assistance from the Company, during the period beginning May 31, 2017 and ending November 30, 2017 (the “Purchase Period”). At the end of the Purchase Period, the Company will issue to each participating Officer and Director a total of two RSUs for each share of the Company’s common stock purchased during the Purchase Period, subject to a maximum of 40,000 RSUs for the Company’s Chief Executive Officer, Mr. Raucy, 40,000 RSUs for the Company’s Chief Financial Officer, Mr. Hill, 20,000 RSUs for the Company’s Chief Underwriting Officer, Mr. Stroud, and 6,666 RSUs for each of the Company’s non-employee Directors. Each RSU will entitle the grantee to one share of the Company’s common stock upon the vesting date of the RSU, which shall vest 20% per year over a period of five years following the date granted, subject to each Officer’s continued employment with the Company and each Director’s continued service on the Board, provided that if a Director makes himself available and consents to be nominated by the Company for continued service but is not nominated by the Board for election by the shareholders, other than for good reason as determined by the Board in its discretion, then such director’s RSUs shall vest in full as of his last date of service as a director with the Company. Participating Officers and Directors will be required to maintain ownership of the shares purchased through the full five-year vesting period. Pursuant to the arrangement, a maximum number of 139,996 RSUs may be granted to the Company’s Officers and Directors at the end of the Purchase Period under the Plan.

The following table summarizes RSU activity for the six months ended June 30, 2017.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2016	20,500	$1.34
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested units, June 30, 2017	20,500	$1.34

Total stock based compensation expense for the six months ended June 30, 2017 and 2016 was $13 and $20, respectively. As of June 30, 2017, total unrecognized stock compensation expense of $17 remained, which will be recognized through March 31, 2018.

There were no grants, exercises, or cancellations of the Company’s common stock warrants for the six months ended June 30, 2017. The following table summarizes the Company’s warrants outstanding as of June 30, 2017.

Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding and Exercisable
03/31/2014	9.60	03/31/2019	1.75	312,500
03/31/2014	10.00	03/31/2019	1.75	94,375
02/24/2015	15.00	02/24/2022	4.66	1,500,000
			Total	1,906,875

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

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

Performance Share Grant Agreement

On March 26, 2014, the Company entered into a Performance Share Grant Agreement (“PSGA”) with KAI, whereby KAI will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones regarding the Company’s stock price. Pursuant to the terms of the PSGA, if at any time the last sales price of the Company’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). The shares of common stock granted to KAI will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. As of June 30, 2017, the Company has not issued any shares under the PSGA.

Termination of Management Services Agreement

As a result of the termination of the Management Services Agreement (“MSA”), which occurred on February 24, 2015, the Company has issued the following securities to 1347 Advisors, LLC (“Advisors”), a wholly owned subsidiary of KFSI:

●	100,000 shares of the Company’s common stock issuable pursuant to the Performance Shares Grant Agreement dated February 24, 2015, and subject to the achievement of the Milestone Event;
●	120,000 shares of Series B Preferred Stock of the Company (the “Preferred Shares”); and
●	A warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $15.00 per share. The Warrant expires on February 24, 2022.

The Performance Shares Grant Agreement grants Advisors 100,000 shares of the Company’s common stock issuable upon the date that the last sales price of the Company’s common stock equals or exceeds $10.00 per share for any 20 trading days within any 30-day trading period (the “Milestone Event”). Advisors will not be entitled to any dividends declared or paid on the Company’s stock prior to the Milestone Event having been achieved.

The Preferred Shares have a par value of $25.00 and pay annual cumulative dividends at a rate of eight percent per annum. Cumulative dividends shall accrue, whether or not declared by the Board and irrespective of whether there are funds legally available for the payment of dividends. Accrued dividends shall be paid in cash only when, as, and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the Preferred Shares. In the event of any voluntary of involuntary liquidation, dissolution, or winding up of the Company, the holders of the Preferred Shares then outstanding shall be entitled to be paid out of the assets of the Company available for distributions to its shareholders, before any payment shall be made to holders of securities junior in preference to the Preferred Shares. The Preferred Shares rank senior to the Company’s common stock, and the Company is not permitted to issue any other series of preferred stock that ranks equal or senior to the Preferred Shares while the Preferred Shares are outstanding. On both February 24, 2017 and 2016, the Company issued a cash payment of $240 to Advisors representing annual dividend payments due on the Preferred Shares.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

Unless redeemed earlier by the Company as discussed below, with the written consent of the holders of the majority of the Preferred Shares then outstanding, the Company will be required to redeem the Preferred Shares then outstanding on February 24, 2020 (the “Mandatory Redemption Date”), for a redemption amount equal to $25.00 per share plus all accrued and unpaid dividends on such shares. The Company has the option to redeem the Preferred Shares prior to the Mandatory Redemption Date immediately prior to the consummation of any change in control of the Company that may occur.

Since the Preferred Shares have a mandatory redemption provision requiring redemption on February 24, 2020, the Company was required to classify the Preferred Shares as a liability on the balance sheet instead of recording the value of these shares in equity. The resulting liability was recorded at a discount to the ultimate redemption amount of the Preferred Shares based upon an analysis of the cash payments expected to occur under the terms of the Preferred Shares discounted for the Company’s estimated cost of equity (13.9%). As a result, amortization in the amount of $1,889 will be charged to operations during the period the Preferred Shares are outstanding using the effective interest method. For the six months ended June 30, 2017 and 2016, amortization of the discount on the Preferred Shares totaled $183 and $174, respectively.

Investment in Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $211 as of June 30, 2017. The managing member of Argo, Mr. John T. Fitzgerald, was also appointed to KFSI’s board of directors on April 21, 2016.

13. Accumulated Other Comprehensive Income (Loss)

The table below details the change in the balance of each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six month ended June 30,
	2017	2016	2017	2016
Unrealized gains (losses) on available-for-sale securities:
Balance, beginning of period	$(10)	$166	$(65)	$(62)
Other comprehensive income before reclassifications	64	143	147	488
Amounts reclassified from accumulated other comprehensive income	(42)	(2)	(42)	(2)
Income taxes	(8)	(48)	(36)	(165)
Net current-period other comprehensive income	14	93	69	321
Balance, June 30	$4	$259	$4	$259

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

($ amounts in thousands, except share and per share data)

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

The FASB has issued guidance that defines fair value as the exchange price that would be received for and asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires and entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.
●	Level 2 – inputs to the valuation methodology which include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly, for substantially the full-term of the financial instrument.
●	Level 3 – inputs to the valuation methodology which are unobservable and significant to the measurement of fair value.

Financial instruments measured at fair value as of June 30, 2017 and December 31, 2016 in accordance with this guidance are as follows.

June 30, 2017	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. government	$—	$1,990	$—	$1,990
State municipalities and political subdivisions	—	4,768	—	4,768
Asset-backed securities and collateralized mortgage obligations	—	15,042	—	15,042
Corporate	—	18,403	—	18,403
Total fixed income securities	—	40,203	—	40,203

Equity securities:
Common stock	1,108	—	—	1,108
Warrants to purchase common stock	123	—	—	123
Rights to purchase common stock	27	—	—	27
Total equity securities	1,258	—	—	1,258
Total fixed income and equity securities	$1,258	$40,203	$—	$41,461

December 31, 2016
Fixed income securities:
U.S. government	$—	$1,604	$—	$1,604
State municipalities and political subdivisions	—	2,246	—	2,246
Asset-backed securities and collateralized mortgage obligations	—	11,968	—	11,968
Corporate	—	10,741	—	10,741
Total fixed income securities	$—	$26,559	$—	$26,559

Equity securities:
Common stock	1,136	—	—	1,136
Total equity securities	1,136	—	—	1,136

Total fixed income and equity securities	$1,136	$26,559	$—	$27,695

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

15. Statutory Requirements

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

Statutory Surplus and Capital Requirements

In order to retain its certificate of authority in the States of Louisiana and Florida, Maison is required to maintain a minimum capital surplus of $5,000 and $35,000, respectively. As of June 30, 2017, Maison’s capital surplus was $36,472.

The LDI employs risk-based capital (“RBC”) reports to monitor Maison’s financial condition.  Risk-based capital is determined in accordance with a formula adopted by the NAIC which takes into consideration the covariance between asset risk, credit risk, underwriting risk, and other business risks. The RBC report determines whether Maison falls into the “no action” level or one of the four action levels set forth in the Louisiana Insurance Code.  Furthermore, in order to retain its certificate of authority in the State of Texas, Maison is required to maintain an RBC ratio of 300% or more. As of June 30, 2017, Maison’s RBC ratio was above 300%.

States routinely require deposits of assets for the protection of policyholders. As of June 30, 2017, Maison held certificates of deposit with an estimated fair value of approximately $100 and $300 as a deposit with the LDI and FL OIR, respectively. Maison also held investment securities with an estimated fair value of approximately $2,000 as a deposit with the TDI.

Surplus Notes

PIH, as the parent company of Maison, is subject to the insurance holding company laws of the State of Louisiana, which, among other things, regulate the terms of surplus notes issued by insurers to their parent company. Maison’s capital is comprised of five surplus notes issued to PIH for the total principal amount of $6,050, all of which have been approved by the LDI prior to their issuance. Notes accrue interest at 10% per annum. Interest payments on the notes are due annually, and are also subject to prior approval by the LDI. The Company’s surplus notes, as of June 30, 2017, are as follows.

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

($ amounts in thousands, except share and per share data)

Furthermore, pursuant to the consent order issued to Maison by the FL OIR, Maison is restricted from paying dividends which have not been approved in advance by the FL OIR.

As of June 30, 2017, Maison had not paid any dividends to its sole shareholder, PIH.

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

Operating Lease Commitments:

As of June 30, 2017, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ending June 30,
2018	$316
2019	295
2020	101
2021 and thereafter	—
$712

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except share and per share data

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2017.

Unless context denotes otherwise, the terms “Company,” “we,” “us,” and “our” refer to 1347 Property Insurance Holdings, Inc., and its subsidiaries.

Cautionary Note about Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and other similar expressions to identify forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. Although we believe that the plans, objectives, expectations, and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements express or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations, and prospects will be achieved.

Important factors that may cause our actual results to differ materially from the results contemplated by the forward looking statements are contained in Item 1A. Risk Factors and elsewhere on the Company’s Form 10-K for the year ended December 31, 2016 and in our subsequent filings with the SEC, and include, among others, the following: (i) our limited operating history and status as an emerging growth company; (ii) lack of future opportunities to participate in take-out programs; (iii) the level of demand for our coverage and the incidence of catastrophic events related to such coverage, including the impact of climate change and our lack of geographic diversification; (iv) our ability to successfully implement our business strategy and expand our operations, including through acquisitions and development of new products; (v) changes in general economic, business, and industry conditions, including cyclical changes in the insurance industry; (vi) our ability to grow and remain profitable in the competitive insurance industry, including our lack of a rating from A.M. Best; (vii) legal, regulatory, and tax developments, including the effects of emerging claim and coverage issues and increased litigation against the insurance industry; (viii) legal actions brought against us; (ix) damage to our reputation; (x) adequacy of our insurance reserves; (xi) availability of reinsurance and ability of reinsurers to pay their obligations; (xii) the failure of our risk mitigation strategies or loss limitation methods; (xiii) our reliance on independent agents to write our insurance and other third parties; (xiv) our ability to maintain our public company status, exchange listing and effective internal control systems; (xv) potential conflicts of interest due to our affiliation with KFSI; (xvi) data security breaches and other factors affecting our information technology systems; (xvii) our ability to attract and retain qualified employees, independent agents and brokers; (xviii) our ability to meet our obligations or obtain additional capital on favorable terms, or at all; (xix) our ability to accurately price the risks that we underwrite; and (xx) restrictions on the use of our net operating loss carryforwards.

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

Prior to March 31, 2014, the Company operated as a wholly owned subsidiary of Kingsway America, Inc. (“KAI”). KAI, in turn, is a wholly owned subsidiary of Kingsway Financial Services, Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering of its common stock and then on June 13, 2014, the Company completed a follow-on offering. Through the combination of the IPO and follow-on offering, the Company issued approximately five million shares of its common stock. As of June 30, 2017, KAI and companies affiliated with KAI held approximately 975,000 shares of our common stock, equivalent to 16.4% of our outstanding shares.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except share and per share data

PIH has three wholly-owned subsidiaries; Maison Insurance Company (“Maison”), a Louisiana-domiciled property and casualty insurance company, Maison Managers, Inc. (“MMI”), a managing general agent, incorporated in the State of Delaware on October 2, 2012, and ClaimCor, LLC (“ClaimCor”), a Florida based claims solutions company.

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

In addition to the voluntary policies that Maison writes, we have participated in the last five rounds of take-outs from Louisiana Citizens Property Insurance Company (“Citizens”), occurring on December 1st of each year, as well as the inaugural depopulation of policies from the Texas Windstorm Insurance Association (“TWIA”), which occurred on December 1, 2016. Under these programs, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by both Citizens and TWIA. The majority of policies that we have obtained through Citizens as well as all of the policies we have obtained through TWIA cover losses arising only from wind and hail. Prior to our takeout, both Citizens and TWIA policyholders were not able to obtain such coverage from any other marketplace.

On March 1, 2017, Maison received a certificate of authority from the Florida Office of Insurance Regulation (“FL OIR”) which authorizes Maison to write personal lines insurance in the State of Florida. Pursuant to the Consent Order issued, Maison has agreed to comply with certain requirements as outlined by the FL OIR until Maison can demonstrate three consecutive years of net income following the Company’s admission into Florida as evidenced by its Annual Statement filed with the FL OIR via the National Association of Insurance Commissioners electronic filing system. Among other requirements, the FL OIR requires the following as conditions related to the issuance of Maison’s certificate of authority:

●	Although domiciled in the State of Louisiana, Maison has agreed to comply with the Florida Insurance Code as if Maison were a domestic insurer within the State of Florida;
●	Maison has agreed to maintain capital and surplus as to policyholders of no less than $35,000;
●	Maison has agreed to receive prior approval from the FL OIR prior to the payment of any dividends; and
●	Maison has agreed to receive written approval from the FL OIR regarding any form of policy issued or rate charged to its policyholders prior to utilizing any such form or rate for policies written in the State of Florida.

To comply with the Consent Order, on March 31, 2017, Maison received a capital contribution from PIH in the amount of $16,000. As of June 30, 2017, Maison has not written any insurance policies covering risks in the State of Florida, nor does the Company anticipate writing a significant number of Florida policies in 2017.

Our direct in-force policy counts as well as assumed policies as of June 30, 2017 and December 31, 2016 were as follows:

	Policies in-force as of
Source of Policies	June 30, 2017	December 31, 2016

Total Citizens Takeout Policies in Force	8,438	8,892

Homeowners	20,145	17,685
Manufactured Homes	4,754	4,694
Other Dwellings	4,132	2,568
Total Voluntary Policies in Force	29,031	24,947

Total Direct Policies in Force	37,469	33,839

Assumed through Brotherhood Quota-Share Agreement	667	522
Assumed through TWIA Quota-Share Agreement(1)	844	1,251
Total Assumed Policies	1,511	1,773

1) The decrease in policies assumed through the TWIA quota share agreement from December 1, 2016 to June 30, 2017 is attributable to the fact that policyholders have a six month period (until May 31, 2017) to opt-out of the assumption process. Upon opt-out, policies are removed from the Company’s listing of assumed policies back to the original date of takeout, December 1, 2016 (as if the Company had never assumed the policy).

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except share and per share data

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

ClaimCor serves as the Company’s claims and underwriting technical solutions company. Maison processes claims made by our policyholders through ClaimCor, and also through various third-party claims adjusting companies. We have the ultimate authority over the claims handling process, while the agencies that we appoint have no authority to settle our claims or otherwise exercise control over the claims process.

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

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the application of policies and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for loss and loss adjustment expense reserves (as well as the reinsurance recoverable on those reserves), the valuation of fixed income and equity securities, the valuation of net deferred income taxes, the valuation of various securities that we have issued in conjunction with the termination of the management services agreement with 1347 Advisors, LLC, and the valuation of deferred policy acquisition costs.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except share and per share data

Adoption of Accounting Standards Due to Status as an Emerging Growth Company

Section 107 of the JOBS act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of these benefits until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Gains and losses realized on the disposition of investments are determined on the first-in, first-out basis and credited or charged to the consolidated statements of operations and comprehensive income (loss). Premium and discount on investments are amortized and accreted using the interest method and charged or credited to net investment income.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except share and per share data

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

The ultimate realization of the deferred income tax asset balance is dependent upon the generation of future taxable income during the periods in which the Company’s temporary differences reverse and become deductible. A valuation allowance is established when it is more likely than not that all or a portion of the deferred income tax asset balance will not be realized. In determining whether a valuation allowance is needed, management considers all available positive and negative evidence affecting specific deferred income tax asset balances, including the Company’s past and anticipated future performance, the reversal of deferred income tax liabilities, and the availability of tax planning strategies. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statements of operations and comprehensive income.

Securities issued to 1347 Advisors, LLC

Pursuant to the termination of the Management Services Agreement with 1347 Advisors LLC (“Advisors,” a wholly-owned subsidiary of KFSI), the Company issued Preferred Shares, Warrants, and entered into a Performance Share Grant Agreement with Advisors on February 24, 2015.

Because the Preferred Shares have a provision requiring mandatory redemption on February 24, 2020, the Company was required to classify the Preferred Shares as a liability on its balance sheet. The resulting liability was recorded at a discount to the $4,200 ultimate amount of payments required to be made under the Preferred Shares which includes all periodic dividends to be paid on the Preferred Shares based upon an analysis of the timing and amounts of cash payments expected to occur under the terms of the Preferred Shares discounted for the Company’s estimated cost of equity (13.9%).

The Company has estimated the fair value of the Warrants on grant date based upon the Black-Scholes option pricing model while it utilized a Monte Carlo model to determine the fair value of the Performance Share Grant Agreement due to the fact that the underlying shares are only issuable based upon the achievement of certain market conditions.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent the deferral of expenses that the Company incurs related to successful efforts to acquire new business or renew existing business. Acquisition costs, which consist of commissions, premium taxes and underwriting and agency expenses related to issuing insurance policies are deferred and charged against income ratably over the terms of the related insurance policies. Management regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. Costs associated with unsuccessful efforts or costs that cannot be tied directly to a successful policy acquisition are expensed as incurred, as opposed to being deferred and amortized as the premium is earned.

New Accounting Pronouncements

See Note 3 – “Recently Issued Accounting Standards” in the Notes to our consolidated financial statements included in Item 1 of the Quarterly Report on Form 10-Q for a discussion of the recent accounting pronouncements and their effect, if any, on the Company.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except share and per share data

Analysis of Financial Condition

As of June 30, 2017 compared to December 31, 2016

Investments

The Company’s investments in fixed income and equity securities are classified as available-for-sale and are reported at estimated fair value. The Company held an investment portfolio comprised primarily of fixed income securities issued by the U.S. government, government agencies and high quality corporate issuers. The fixed income portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by the Company’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk. Additionally, an investment committee comprised of some the Company’s directors is in place to identify, evaluate and approve suitable investment opportunities for the Company. This has resulted in a number of equity investments managed by the committee that represent approximately 4.9% of the Company’s total investment portfolio as of June 30, 2017. Investments held by the Company’s insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments.

The table below summarizes, by type, the Company’s investments as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government	$1,990	4.5%	$1,604	5.6%
State municipalities and political subdivisions	4,768	10.9%	2,246	7.9%
Asset-backed securities and collateralized mortgage obligations	15,042	34.3%	11,968	42.2%
Corporate	18,403	42.0%	10,741	37.8%
Total fixed income securities	40,203	91.7%	26,559	93.5%

Equity securities:
Common stock	1,108	2.5%	1,136	4.0%
Warrants to purchase common stock	123	0.3%	—	—%
Rights to purchase common stock	27	0.1%	—	—%
Total equity securities	1,258	2.9%	1,136	4.0%

Short-term investments	1,459	3.3%	196	0.7%
Other investments	945	2.1%	505	1.8%
Total investments	$43,865	100.0%	$28,396	100.0%

Pursuant to the certificate of authority that we received from the TDI, we are required to deposit securities with the State of Texas. These securities consist of fixed income securities listed in the table above having an amortized cost basis of $2,001 and an estimated fair value of $2,000 as of June 30, 2017.

The Company’s other investments are comprised of equity investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $645 through June 30, 2017. One of these limited partnerships is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016 is wholly owned by KFSI. The Company has accounted for its investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

Also included in other investments is a $300 certificate of deposit with an original term of 18 months deposited with the State of Florida pursuant to the terms of the certificate of authority issued to Maison from the FL OIR.

Liquidity and Cash Flow Risk

The table below summarizes the fair value of the Company’s fixed income securities by contractual maturity as of June 30, 2017 and December 31, 2016. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	June 30, 2017		December 31, 2016
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
One year or less	$1,915	4.7%	$1,828	6.9%
More than one to five years	17,197	42.8%	12,678	47.7%
More than five to ten years	10,483	26.1%	3,918	14.8%
More than ten years	10,608	26.4%	8,135	30.6%
Total	$40,203	100.0%	$26,559	100.0%

The Company holds cash and high-grade short-term assets which, along with fixed income and equity securities, management believes are sufficient in amount for the payment of loss and loss adjustment expense reserves and other operating subsidiary obligations on a timely basis. The Company may not be able to liquidate its investments in the event that additional cash is required to meet obligations to its policyholders; however, the Company believes that the high-quality, liquid investments in its portfolio provide it with sufficient liquidity.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except share and per share data

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

At June 30, 2017 and December 31, 2016, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

	June 30, 2017		December 31, 2016
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$18,914	47.1%	$14,995	56.4%
Aa/Aa	5,035	12.5%	2,627	9.9%
A/A	9,403	23.4%	5,516	20.8%
BBB	6,851	17.0%	3,421	12.9%
Total fixed income securities	$40,203	100.0%	$26,559	100.0%

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

As a result of the analysis performed by the Company, there were no write-downs for other-than-temporary impairments related to investments for the six months ended June 30, 2017 and 2016.

As of June 30, 2017, the gross unrealized losses for fixed income and equity securities amounted to $245 and $41, respectively, and there were no unrealized losses attributable to non-investment grade securities. At both June 30, 2017 and December 31, 2016, all unrealized losses on individual investments were considered temporary. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded the declines in value were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except share and per share data

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and policy processing fees that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable and represent those costs related to acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC increased $1,156, to $5,545 as of June 30, 2017 from $4,389 as of December 31, 2016. DPAC expressed as a percentage of unearned premium reserves was 18.5% as of June 30, 2017, compared to 17.0% as of December 31, 2016. This increase results from an increase in the effective rate on premium taxes that we pay in Louisiana and Texas due to a change in Louisiana statute whereby the Company no longer qualifies for certain credits on its premium taxes which were related to the value of investments held in the State of Louisiana.

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowances for credit losses, decreased by $660 to $2,263 as of June 30, 2017 from $2,923 as of December 31, 2016. Due to our participation in the Citizens take-out program on December 1, 2016, we had a balance due from Citizens for approximately $800 as of December 31, 2016, most of which had been collected as of June 30, 2017.

Ceded Unearned Premiums

Ceded unearned premiums represents the unexpired portion of premiums which have been paid to the Company’s reinsurers. Ceded unearned premiums are charged to income over the terms of the respective reinsurance treaties. Ceded unearned premiums decreased $787 to $4,060 as of June 30, 2017 from $4,847 as of December 31, 2016 due predominantly to the amount and timing of installment payments due under our excess of loss catastrophe treaties.

Reinsurance Recoverable

Reinsurance recoverable on both paid losses and loss and LAE reserves represents amounts due to the Company, or expected to be due to the Company, from its reinsurers, based upon claims paid as well as claims reserves which have exceeded the retention amount under our reinsurance treaties. As of June 30, 2017, we have recorded expected recoveries from our reinsurers of $4,539 on paid losses and $6,012 on loss and LAE reserves, resulting primarily from recoveries due under both our 2015/2016 and 2016/2017 aggregate reinsurance treaties. See “Loss and Loss Adjustment Expense Reserves” in Item 2 of this report for further discussion on the Company’s claims reserves and expected recoveries.

Funds Deposited with Reinsured Companies

Funds deposited with reinsured companies represents collateral that we had placed on deposit with Brotherhood based upon our quota-share agreement to reinsure a portion of Brotherhood’s business for wind/hail coverage only. Pursuant to the agreement, we were required to fund our pro-rata portion of reserves that Brotherhood had established for losses and loss adjustments expenses, and any other amounts for which Brotherhood had not been able to take credit for on its annual statutory financial statements. As of December 31, 2016, we had funded this obligation via a deposit of $500 made to Brotherhood under a trust agreement. This collateral was returned to the Company in March 2017.

Current Income Taxes Recoverable

Current income taxes recoverable were $47 as of June 30, 2017 compared to $1,195 as of December 31, 2016, which represent the estimate of both the Company’s state and federal income taxes paid in excess of amounts due as of June 30, 2017 and December 31, 2016, respectively.

Net Deferred Income Taxes

Net deferred income taxes decreased $173 to $247 as of June 30, 2017 compared to $420 as of December 31, 2016. Net deferred income taxes are comprised of approximately $2,673 and $2,359 of deferred tax assets, net of approximately $2,426 and $1,939 of deferred tax liabilities as of June 30, 2017 and December 31, 2016, respectively. The change in the net deferred tax asset is primarily due to an increase in deferred tax liabilities associated with our deferred policy acquisition costs which increased over the corresponding period as previously discussed under the heading “Deferred Policy Acquisition Costs”.

Property and Equipment

Property and equipment was $226 and $250 as of June 30, 2017 and December 31, 2016, respectively, and consists of computers, office equipment, and improvements at our leased facilities in Tampa, Florida and Baton Rouge, Louisiana, shown net of accumulated depreciation. Also included in these balances are vehicles that we have purchased for the use of our sales representatives in Texas, Florida and Louisiana. Our policy for the capitalization and depreciation of these assets can be found in Note 2 – Significant Accounting Policies in Item 1 of this report.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except share and per share data

 Other Assets

Other assets decreased $20, to $768 as of June 30, 2017 from $788 as of December 31, 2016. The major components of other assets, and the change therein, are shown below.

Other Assets	June 30, 2017	December 31, 2016	Change
Accrued interest on investments	$197	$117	$80
Security deposits for facility leases	38	38	—
Prepaid expenses	525	616	(91)
Other	8	17	(9)
Total	$768	$788	$(20)

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred and but not reported (“IBNR”) loss events, as well as the related estimated loss adjustment expenses (“LAE”). The table below separates our loss reserves and LAE between IBNR and case specific estimates as of June 30, 2017 and December 31, 2016, and also shows the expected reinsurance recoverable on those reserves.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
June 30, 2017
Homeowners(1)	$2,420	$271	$2,691	$3,015	$5,706	$3,110
Special Property(2)	1,752	90	1,842	2,035	3,877	2,902
Total	$4,172	$361	$4,533	$5,050	$9,583	$6,012

December 31, 2016
Homeowners	$1,523	$463	$1,986	$3,302	$5,288	$2,565
Special Property	697	88	785	898	1,683	1,087
Total	$2,220	$551	$2,771	$4,200	$6,971	$3,652

(1)  Homeowners refers to our multi-peril policies for traditional dwellings as well as mobile and manufactured homes.

(2)  Special property includes both our fire and allied lines of business, which are primarily wind/hail only products, and also includes the commercial lines wind/hail only business that we have assumed through our agreement with Brotherhood and our personal lines wind/hail only business that we have assumed through our quota-share agreement with TWIA.

Gross reserves as of June 30, 2017 were $9,583, an increase of $2,612 from December 31, 2016. Gross reserves in the approximate amount of $6,400 have been established for weather-related claims as the Company experienced a number of wind and hail storms in the first half of 2017, including Property Claims Services CAT 1714 which impacted our policyholders in both Louisiana and Texas in early February 2017. As of June 30, 2017, we anticipate our ultimate gross incurred losses from this storm to be approximately $1,900, and have outstanding gross reserves in the amount of $440 established as of June 30, 2017.

Reinsurance recoverable on reserves as of June 30, 2017 were $6,012, an increase of $2,360 from December 31, 2016, due, in large to recoveries due to the Company for these same weather-related claims under the Company’s aggregate reinsurance treaty. As a result of the foregoing, net loss reserves were $3,571 and $3,319 as of June 30, 2017 and December 31, 2016, respectively.

The Company cannot predict whether loss and loss adjustment expense reserves will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. Any such development could have a material effect on the Company’s consolidated financial results for a given period.

Unearned Premium Reserves

Unearned premium reserves increased to $29,913 as of June 30, 2017 compared to $25,821 as of December 31, 2016.

The following table outlines the change in unearned premium reserves by line of business.

	June 30, 2017	December 31, 2016	Change
Homeowners	$19,305	$17,466	$1,839
Special Property	10,608	8,355	2,253
Total	$29,913	$25,821	$4,092

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except share and per share data

As of June 30, 2017 approximately 81% of the Company’s unearned premiums resulted from Louisiana policies, with the remaining 19% from Texas, compared to 92% Louisiana and 8% Texas as of December 31, 2016.

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable increased $1,075 to $6,304 as of June 30, 2017 compared to $5,229 as of December 31, 2016. The bulk of the balance payable as of June 30, 2017 represents a quarterly installment payment due under our catastrophe reinsurance program, which was paid in July 2017.

Agency Commissions Payable

Agency commissions payable increased $424 to $921 as of June 30, 2017 compared to $497 as of December 31, 2016. As agency commissions are paid in arrears, this balance represents commissions owed to the Company’s independent agencies on policies written throughout the months ended June 30, 2017 and December 31, 2016, respectively. Since the commissions that we pay to our independent agencies are based upon a percentage of the premium written by our agencies, the balance due will vary directly with the volume of premium written in the month.

Premiums Collected in Advance

Premium deposits were $2,226 and $1,128 and represent cash that the Company has received for policies which were not yet in-force as of June 30, 2017 and December 31, 2016, respectively. Upon the effective date of coverage, advance premiums are reclassified to the unearned premium reserve account.

Funds held under Reinsurance Treaties

Funds held under reinsurance treaties represents collateral that we have received on deposit from our reinsurers under our catastrophe excess of loss treaties and is intended to fund those reinsurers pro-rata portion of reserves that we have established for losses and loss adjustment expenses. As of December 31, 2016, we had received cash deposits of $73 from our reinsurers. This balance was reduced to $50 as of June 30, 2017 as a portion of the balance was applied to reinsurance recoveries due to us on paid losses during the six months ended June 30, 2017.

Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses increased $1,386, to $3,451 as of June 30, 2017 from $2,065 as of December 31, 2016. The major components of accrued expenses and other liabilities, as well as the change therein, are shown below.

	June 30, 2017	December 31, 2016	Change
Accrued employee compensation	$166	$95	$71
Accrued professional fees	517	509	8
Unearned policy fees	313	204	109
Accrued premium taxes and assessments	1,950	1,193	757
Funds due to settle bond trades	435	—	435
Other accounts payable	70	64	6
Total	$3,451	$2,065	$1,386

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except share and per share data

Related Party Transactions

As a result of the termination of the Management Services Agreement (“MSA”), which occurred on February 24, 2015, the Company has issued the following securities to 1347 Advisors, LLC (“Advisors”), a wholly owned subsidiary of KFSI.

●	100,000 shares of the Company’s common stock issuable pursuant to the Performance Shares Grant Agreement dated February 24, 2015, and subject to the achievement of the Milestone Event;

●	120,000 shares of Series B Preferred Stock of the Company (the “Preferred Shares”); and

●	A warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $15.00 per share. The Warrant expires on February 24, 2022.

The Performance Shares Grant Agreement grants Advisors 100,000 shares of the Company’s common stock issuable upon the date that the last sales price of the Company’s common stock equals or exceeds $10.00 per share for any 20 trading days within any 30-day trading period (the “Milestone Event”). Advisors will not be entitled to any dividends declared or paid on the Company’s stock prior to the Milestone Event having been achieved.

The Preferred Shares have a par value of $25.00 dollars and pay annual cumulative dividends at a rate of eight percent per annum. Cumulative dividends shall accrue, whether or not declared by the Board and irrespective of whether there are funds legally available for the payment of dividends. Accrued dividends shall be paid in cash only when, as, and if declared by the Board out of funds legally available therefor or upon a liquidation or redemption of the Preferred Shares. In the event of any voluntary of involuntary liquidation, dissolution, or winding up of the Company, the holders of the Preferred Shares then outstanding shall be entitled to be paid out of the assets of the Company available for distributions to its shareholders, before any payment shall be made to holders of securities junior in preference to the Preferred Shares. The Preferred Shares rank senior to the Company’s common stock, and the Company is not permitted to issue any other series of preferred stock that ranks equal or senior to the Preferred Shares while the Preferred Shares are outstanding. On both February 24, 2017 and 2016, the Company issued a cash payment of $240 to Advisors representing annual dividend payments due on the Preferred Shares.

Unless redeemed earlier by the Company as discussed below, with the written consent of the holders of the majority of the Preferred Shares then outstanding, the Company will be required to redeem the Preferred Shares then outstanding on February 24, 2020 (the “Mandatory Redemption Date”), for a redemption amount equal to $25.00 dollars per share outstanding plus all accrued and unpaid dividends on such shares. The Company has the option to redeem the Preferred Shares prior to the Mandatory Redemption Date immediately prior to the consummation of any change in control of the Company that may occur.

Since the Preferred Shares have a mandatory redemption provision requiring redemption on February 24, 2020, the Company was required to classify the Preferred Shares as a liability on the balance sheet instead of recording the value of these shares in equity. The resulting liability was recorded at a discount to the ultimate redemption amount of the Preferred Shares based upon an analysis of the cash payments expected to occur under the terms of the Preferred Shares discounted for the Company’s estimated cost of equity (13.9%). As a result, amortization in the amount of $1,889 will be charged to operations during the period the Preferred Shares are outstanding using the effective interest method. For the six months ended June 30, 2017 and 2016, amortization of the discount on the Preferred Shares totaled $183 and $174, respectively.

Investment in Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $211 as of June 30, 2017. The managing member of Argo, Mr. John T. Fitzgerald, was also appointed to KFSI’s board of directors on April 21, 2016.

Contractual Obligations

As of June 30, 2017, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ending June 30,
2018	$316
2019	295
2020	101
2021 and thereafter	—
Total	$712

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except share and per share data

Shareholders’ Equity

The primary drivers behind the changes to total shareholders’ equity for the six months ended June 30, 2017 were the Company’s net income as well as net unrealized gains on its investment portfolio as shown below.

	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity
Balance, January 1, 2017	5,956,766	151,359	$46,357
Stock compensation expense	—	—	13
Net income	—	—	1,167
Unrealized gains on investment portfolio (net of income taxes)	—	—	69
Balance, June 30, 2017	5,956,766	151,359	$47,606

Results of Operations

Three and Six Months Ended June 30, 2017 Compared with Three and Six Months Ended June 30, 2016

Gross Premiums Written

The following table shows our gross premiums written by line of business for the three and six months ending June 30, 2017 and 2016.

	Three months ended June 30,			Six months ended June 30,
Line of Business	2017	2016	Change	2017	2016	Change
Homeowners	$11,086	$9,059	$2,027	$19,199	$16,175	$3,024
Special Property	7,734	5,655	2,079	12,455	9,343	3,112
Gross Premium Written	$18,820	$14,714	$4,106	$31,654	$25,518	$6,136

For the six months ended June 30, 2017, gross premiums written in the State of Louisiana represented approximately 75% of total gross written premiums, with the remaining 25% written in Texas. For the same period in the preceding year, gross premiums written in Louisiana and Texas represented 92% and 8%, respectively.

Ceded Premiums Written

Ceded premiums written increased to $10,375 for the six months ended June 30, 2017, compared to $9,441 for the same period 2016. The increase in ceded premiums written is primarily due to an increase in the total insured value of the Company’s book of business year over year as well as the change in the geographic mix of coverage that we provide. While the limits purchased under our catastrophe excess of loss reinsurance (“CAT XOL”) and aggregate programs did not change year over year, our treaty years run from June 1st through May 31st of each year, thus the six month periods ending June 30, 2017 and 2016 are covered by ceded premiums written under three separate reinsurance treaties. Therefore, the increase in ceded premiums written for the six month period can also be attributed to the increase in limits purchased when comparing our 2015/2016 treaty with the Company’s two most recent treaties. The following table is a summary of the key provisions under each of our treaties.

	2015/2016 CAT XOL Treaty 06/01/15 – 05/31/16	2016/2017 CAT XOL Treaty 06/01/16 – 05/31/17	2017/2018 CAT XOL Treaty 06/01/17 – 05/31/18
Wind/Hail loss occurrence clause(1)	144 hours	144 hours	144 hours
Retention on first occurrence	$4,000	$5,000	$5,000
Retention on second occurrence	$1,000	$2,000	$2,000
Limit of coverage including first event retention	$140,000	$200,000	$200,000
Franchise deductible(2)	$—	$125	$250

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except share and per share data

(1)	Specifies the time period during which our losses from the same occurrence may be aggregated and applied to our retention and limits. We may pick the date and time when the period of consecutive hours begin in order to maximize our recovery.

(2)	Specifies the gross incurred losses by which each 144 hour loss occurrence must exceed before recoveries are generated under our aggregate treaty. Once the franchise deductible is met, all losses under the loss occurrence qualify for recovery, not just those losses which exceed the franchise deductible amount.

The total cost of our CAT XOL and aggregate coverage is estimated to be approximately $24,200 for the 2017/2018 treaty year, but will ultimately be based upon the Company’s premium in force as of September 30, 2017. The total cost of our CAT XOL and aggregate coverage was $21,200 for the 2016/2017 treaty year.

Net Premium Earned

The following table shows our net premiums earned by line of business.

	Three months ended June 30,			Six months ended June 30,
Line of Business	2017	2016	Change	2017	2016	Change
Homeowners	$5,632	$5,189	$443	$10,916	$10,796	$120
Special Property	2,596	2,323	273	5,484	4,937	547
Net premium earned	$8,228	$7,512	$716	$16,400	$15,733	$667

Premium earned on a gross and ceded basis is as shown in the following table.

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Gross premium earned	$14,044	$11,708	$2,336	$27,562	$23,276	$4,286
Ceded premium earned	5,816	4,196	1,620	11,162	7,543	3,619
Net premium earned	$8,228	$7,512	$716	$16,400	$15,733	$667

Other Income

Other income increased $271 to $788 for the six months ended June 30, 2017, compared to $517 for the same period in 2016. Comparing the three month periods ending June 30, 2017 and 2016, other income increased $157 to $411 from $254. Other income is comprised of policy fee income charged to our policyholders for inspections, premium financing fees for those policyholders which elect to pay their premiums on an installment basis, and also commission revenue resulting from a brokerage sharing agreement between our insurance subsidiary, Maison, and the intermediary Maison uses to place its CAT XOL reinsurance program. The growth in our book of business is the main driver behind the increase in other income when comparing the three and six month periods ending June 30, 2017 to 2016.

Net losses and loss adjustment expenses

Net losses and LAE represent both actual payments made and changes in estimated future payments to be made to our policyholders. The following table sets forth the components of our losses and loss ratios for the three and six months ended June 30, 2017 and 2016.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except share and per share data

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)
Non-catastrophe weather losses	$1,421	17.3%	$(1,272)	(16.9)%	$1,872	11.4%	$379	2.4%
Non-weather losses	1,852	22.5%	2,055	27.4%	3,664	22.4%	3,228	20.5%
Core loss(1)	3,273	39.8%	783	10.5%	5,536	33.8%	3,607	22.9%
Catastrophe loss(2)	3	—%	1,007	13.4%	1,700	10.4%	4,986	31.7%
Prior period (redundancy) development(3)	(893)	(10.8)%	48	0.6%	(1,222)	(7.5)%	(119)	(0.7)%
Net losses and LAE incurred	$2,383	29.0%	$1,838	24.5%	$6,014	36.7%	$8,474	53.9%

(1)	We define Core Loss as net losses and LAE less the sum of catastrophe losses and prior period development/redundancy.

(2)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25,000 of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a catastrophe as a PCS event where the Company’s estimated gross incurred cost (before recovery from reinsurance) exceeds $1,500.

(3)	Prior period development is the amount of ultimate actual loss settlement value which is more than the estimated reserves recorded for a particular liability or loss, while redundancy represents the ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

Our net loss ratio (net losses and LAE divided by net premiums earned) for the six months ended June 30, 2017 was 36.7%, compared to a net loss ratio of 53.9% for the six months ended June 30, 2016. The primary driver for the reduction in net loss ratio was a reduction in catastrophe losses in the current year. The first quarter of 2016 was marked by severe storms which produced multiple tornadoes throughout Louisiana and Texas in February and March 2016. Our total gross incurred losses from these two separate events exceeded $1,500 each (PCS events 1616 and 1617). Our catastrophe reinsurance program was structured so that our retention was set at $4,000 for a single event. Our net incurred losses from these storms were $4,986 through June 30, 2016, due to reinsurance recoveries under both our catastrophe and per-risk reinsurance treaties, accounting for over half of the loss ratio for the six months ended June 30, 2016.

For the six months ended June 30, 2017, we experienced one catastrophe event - PCS event 1714 which effected our policyholders in Louisiana during early February with hail, tornado and other wind damage. We anticipate our ultimate net losses from this storm to be approximately $1,700, as any further development on this storm will be covered by our aggregate treaty under our 2016/2017 reinsurance program. Since we have met the retention under our aggregate treaty in the first quarter of 2017, we will also benefit from reinsurance recoveries for weather-related non-catastrophe losses which exceed our franchise deductible of $125 and have a date of loss between June 1, 2016 and May 31, 2017. This was the biggest driver in the redundancy of $1,222 that we experienced in the current six month period.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred acquisition costs for the six months ended June 30, 2017 was $5,112 compared to $4,053 for the six months ended June 30, 2016, and includes items such as commissions earned by our agencies, premium taxes, assessments, and policy processing fees. Expressed as a percentage of gross earned premiums, amortization was 18.4% in the current quarter, compared to 17.6% in the same quarter last year. For the first half of the year, amortization as a percentage of gross earned premiums was 18.5% and 17.4% in 2017 and 2016, respectively. The increase in amortization of deferred acquisition costs as a percentage of gross earned premiums can be attributed to an increase in the effective rate of the premium taxes that we pay due to the loss of an investment credit received on our premium taxes in previous years. Effective January 1, 2017, the State of Louisiana amended this credit such that certain assets such as cash and money market funds held in the state of Louisiana would no longer qualify as a tax credit on the Company’s premium taxes.

General and Administrative Expenses

General and administrative expenses were $2,299 for the quarter ended June 30, 2017, compared to $1,746 for the quarter ended June 30, 2016. For the six month periods ending June 30, 2017 and 2016, general and administrative expenses were $4,390 and $3,324, respectively. Expressed as a percentage of gross premium earned, general and administrative expenses were 15.9% and 14.3%, for the six month periods of 2017 and 2016, respectively. The largest drivers in the increase in general and administrative expense over both the three and six month periods include employee costs and professional fees. Employee costs accounted for 34% of the six month increase as we have increased staffing to support our growth in Texas and Florida while professional fees accounted for 40% of the six month increase as we have initiated a review of the rates that we charge on our risks in Louisiana.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
$ amounts in thousands, except share and per share data

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2017 was $639 and $774, respectively, on pre-tax income of $1,560 and 1,941, respectively. This resulted in an effective tax rate of 41% and 40%, respectively. For the three and six month periods ending June 30, 2016, our effective income tax rate was 38% and 52%, respectively. The variances to the effective income tax rate between periods is due, in large, to state income taxes charged to the Company’s subsidiaries.

Net Income

As a result of the foregoing, the Company’s net income for the second quarter 2017 was $921, or $0.15 per diluted share, compared to net income of $1,340, or $0.22 per diluted share for the first quarter of 2016. For the six months ended June 30, 2017, net income was $1,167 or $0.20 per diluted share, compared to net income of $225 or $0.04 per diluted share for the six months ended June 30, 2016.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they become due. The liquidity requirements for the Company and its subsidiaries have been met primarily by funds generated from operations, and from the proceeds from the sales of its common and preferred stock. Cash provided from these sources is used primarily for loss and LAE payments as well as other operating expenses. The timing and amount of payments for net losses and loss adjustment expenses may differ materially from the Company’s provisions for loss and loss adjustment expense reserves, which may create increased liquidity requirements.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the six months ended June 30, 2017 and 2016.

	Six months ended June 30,
Summary of Cash Flows	2017	2016
Net cash provided by operating activities	$7,706	$3,672
Net cash used in investing activities	(15,378)	(5,303)
Net cash used in financing activities	(240)	(761)
Net decrease in cash and cash equivalents	$(7,912)	$(2,392)

Six months ended June 30, 2017

For the six months ended June 30, 2017, net cash provided by operating activities as reported on our consolidated statement of cash flows was $7,706, driven, in large, by our collection of approximately $24,113 in premiums for the period (net of the amounts that we have ceded to our reinsurers), less the payment of approximately $9,857 in loss and LAE expenses (net of ceded recoveries collected from our reinsurers). We also paid approximately $4,172 in commissions to our agencies, Brotherhood and Citizens (as ceding commissions), as well as cash payments in the approximate amount of $2,378 for taxes, assessments and general and administrative expenses.

Net cash used in investing activities as reported on our consolidated statement of cash flows was $15,378, driven primarily by the net purchases of fixed income securities and other investments for our investment portfolio. Net cash used in financing activities was $240, as a result of a dividend payment made to Advisors as holders of the Preferred Shares issued in the MSA termination transaction.

As a result of the foregoing, cash and cash equivalents decreased from $43,045 as of December 31, 2016 to $35,133 as of June 30, 2017.

Six months ended June 30, 2016

For the six months ended June 30, 2016, net cash provided by operating activities as reported on our consolidated statement of cash flows was $3,672, driven, in large, by our collection of approximately $19,900 in premiums for the period (net of the amounts that we have ceded to our reinsurers), less the payment of approximately $10,100 in loss and LAE expenses (net of ceded recoveries collected from our reinsurers). We also paid approximately $3,415 in commissions to our agencies, as well as to Brotherhood and Citizens as ceding commissions. Lastly, cash payments in the approximate amount of $2,713 were made for taxes, assessments and general and administrative expenses.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
$ amounts in thousands, except share and per share data

Net cash used in investing activities as reported on our consolidated statement of cash flows was $5,303, resulting from the net purchases of fixed income and equity securities for our investment portfolio. Net cash used in financing activities was $761, which results from a dividend payment of $240 made to Advisors as holders of the Preferred Shares issued in the MSA termination transaction, as well as the payment of $521 for the repurchase of 75,268 shares of our common stock pursuant to our share buyback program, which expired on December 31, 2016.

As a result of the foregoing, cash and cash equivalents decreased from $47,957 as of December 31, 2015 to $45,565 as of June 30, 2016.

Regulatory Capital

In the United States, a risk-based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including Louisiana, the domiciliary state of our insurance subsidiary, Maison, as well as Texas, where Maison began writing business in June 2015, have adopted the NAIC RBC requirements. In general, insurers reporting surplus with respect to policyholders below 200% of the authorized control level, as defined by the NAIC, on December 31st of the previous year are subject to varying levels of regulatory action, which may include discontinuation of operations. As of June 30, 2017, Maison’s reported surplus was considered to be in the “no action” level by the Louisiana Department of Insurance.

Furthermore, pursuant to the consent order approving Maison’s admission into the State of Texas, Maison has agreed to:

●	Establish a deposit of $2,000 for the benefit of Texas policyholders. The Company has fulfilled this obligation by depositing fixed income securities, having an estimated fair value of $2,000 as of June 30, 2017, with the State of Texas.

●	Maintain a Risk-Based-Capital (“RBC”) ratio of 300% or more, and provide calculation of such ratio to the TDI on a periodic basis. Maison has fulfilled this obligation by maintaining an RBC ratio over 300% through June 30, 2017.

Similarly, although Maison has not yet written any insurance policies in the State of Florida, pursuant to the consent order approving Maison’s admission into the State of Florida, Maison has agreed to:

●	Maintain a Risk-Based-Capital (“RBC”) ratio of 300% or more.

●	Maintain minimum capital and surplus as to policyholders of $35,000.

●	Restrict the payment of dividends to only those which have been approved in advance by the FL OIR.

As of June 30, 2017, Maison has fulfilled these obligations as its RBC ratio exceeded 300% and its capital surplus was $36,472.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
$ amounts in thousands, except share and per share data

Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2017.

During the quarter ended June 30, 2017, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 23, 2017, the Company announced that Dan Case has been appointed to the position of Chief Operating Officer. In connection with Mr. Case’s new employment, Mr. Case will have the opportunity to purchase up to 68,027 shares of the Company’s common stock on the open market or in direct purchases from the Company during his first six months of employment with the Company, and at the end of the six-month purchase period, the Company will match any such shares purchased by Mr. Case with a grant of restricted stock units (“RSUs”) of the Company equal to two RSUs for each share purchased by Mr. Case. The RSUs will vest 20% per year over five years following the date granted, subject to continued employment through such vesting date. The aggregate maximum number of shares of the Company’s common stock that may be acquired pursuant to this arrangement, including through open market purchases, purchases from the Company and grants from the Company, is 204,081. Any shares purchased directly from the Company will be made at a price equal to the closing price of the Company’s common stock on the prior trading day, but not less than the latest quarter end published book value per share. This arrangement was entered into outside of the Company’s existing shareholder approved equity plans and was approved by the Compensation Committee of the Company’s Board of Directors as an inducement material to Mr. Case entering into employment with the Company in reliance on NASDAQ Listing Rule 5635(c)(4). Any shares of the Company’s Common Stock to be issued under this arrangement are expected to be issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Employment Offer Letter, dated May 23, 2017, by and between the Company and Dan Case (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the Commission on May 23, 2017)*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Denotes management contracts or compensatory plans or arrangements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	August 10, 2017	By:	/s/ Douglas N. Raucy
Douglas N. Raucy, President, Chief Executive Officer and Director
(principal executive officer)

Date:	August 10, 2017	By:	/s/ John S. Hill
John S. Hill, Vice President, Chief Financial Officer, and Secretary
(principal financial and accounting officer)