Form 10-Q
period 2017-09-30
1347 Property Insurance Holdings, Inc.
filed 2017-11-13
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

The number of shares outstanding of the registrant’s common stock as of November 6, 2017 was 5,984,766.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1347 PROPERTY INSURANCE HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

  (in thousands, except share and per share data)

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $45,252 and $26,793, respectively)	$45,207	$26,559
Equity investments, at fair value (cost of $1,682 and $1,000, respectively)	1,771	1,136
Short-term investments, at cost	1,779	196
Other investments, at cost	945	505
Total investments	49,702	28,396
Cash and cash equivalents	25,679	43,045
Deferred policy acquisition costs, net	6,192	4,389
Premiums receivable, net of allowance for credit losses of $39 and $38, respectively	2,220	2,923
Ceded unearned premiums	3,836	4,847
Reinsurance recoverable on paid losses	7,767	444
Reinsurance recoverable on loss and loss adjustment expense reserves	17,560	3,652
Funds deposited with reinsured companies	—	500
Current income taxes recoverable	632	1,195
Deferred tax asset, net	855	420
Property and equipment, net	213	250
Other assets	867	788
Total assets	$115,523	$90,849

LIABILITIES
Loss and loss adjustment expense reserves	$22,091	$6,971
Unearned premium reserves	32,170	25,821
Ceded reinsurance premiums payable	5,786	5,229
Agency commissions payable	716	497
Premiums collected in advance	1,887	1,128
Funds held under reinsurance treaties	48	73
Accounts payable and other accrued expenses	4,483	2,065
Series B Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 120,000 shares issued and outstanding for both periods	2,744	2,708
Total liabilities	$69,925	$44,492

Commitments and contingencies (Note 16)

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,136,125 and 6,108,125 shares issued and 5,984,766 and 5,956,766 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	$6	$6
Additional paid-in capital	47,052	46,809
Retained (deficit) earnings	(480)	616
Accumulated other comprehensive income (loss)	29	(65)
	46,607	47,366
Less: treasury stock at cost; 151,359 shares for both periods	(1,009)	(1,009)
Total shareholders’ equity	45,598	46,357
Total liabilities and shareholders’ equity	$115,523	$90,849

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue:
Net premiums earned	$8,632	$7,136	$25,032	$22,869
Net investment income	248	151	700	393
Other income	474	345	1,262	862
Total revenue	9,354	7,632	26,994	24,124

Expenses:
Net losses and loss adjustment expenses	7,795	6,443	13,809	14,917
Amortization of deferred policy acquisition costs	2,755	2,095	7,867	6,148
General and administrative expenses	2,145	1,658	6,535	4,982
Accretion of discount on Series B Preferred Shares	93	89	276	263
Total expenses	12,788	10,285	28,487	26,310

Loss before income tax benefit	(3,434)	(2,653)	(1,493)	(2,186)
Income tax benefit	(1,171)	(847)	(397)	(605)
Net loss	$(2,263)	$(1,806)	$(1,096)	$(1,581)

Net loss per common share:
Basic and diluted	$(0.38)	$(0.30)	$(0.18)	$(0.26)
Weighted average common shares outstanding:
Basic and diluted	5,961,636	6,022,983	5,958,407	6,076,838

Consolidated Statements of Comprehensive Income (Loss)

Net loss	$(2,263)	$(1,806)	$(1,096)	$(1,581)
Unrealized gains (losses) on investments available for sale, net of income taxes	25	(11)	94	310
Comprehensive loss	$(2,238)	$(1,817)	$(1,002)	$(1,271)

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
(in thousands, except per share data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance-January 1, 2016	6,134,274	$6	223,851	$(1,731)	$48,688	$605	$(62)	$47,506
Stock compensation expense	—	—	—	—	38	—	—	38
Purchase of treasury stock	(177,508)	—	177,508	(1,195)	—	—	—	(1,195)
Retirement of treasury shares	—	—	(250,000)	1,917	(1,917)	—	—	—
Net income	—	—	—	—	—	11	—	11
Other comprehensive loss	—	—	—	—	—	—	(3)	(3)
Balance - December 31, 2016	5,956,766	$6	151,359	$(1,009)	$46,809	$616	$(65)	$46,357

Issuance of common shares	28,000	—	—	—	224	—	—	224
Stock compensation expense	—	—	—	—	19	—	—	19
Net loss	—	—	—	—	—	(1,096)	—	(1,096)
Other comprehensive income	—	—	—	—	—	—	94	94
Balance – September 30, 2017 (unaudited)	5,984,766	$6	151,359	$(1,009)	$47,052	$(480)	$29	$45,598

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2017	2016
Cash provided by:
Operating activities:
Net loss	$(1,096)	$(1,581)
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on Series B Preferred Shares	276	263
Net deferred income taxes	(483)	(209)
Stock compensation expense	19	30
Depreciation expense	55	49
Changes in operating assets and liabilities:
Premiums receivable	703	293
Reinsurance recoverable on paid losses and loss reserves	(21,231)	(7,866)
Amounts held on deposit with reinsured companies	500	725
Ceded unearned premiums	1,011	(1,646)
Deferred policy acquisition costs, net	(1,803)	(339)
Loss and loss adjustment expense reserves	15,120	6,504
Premiums collected in advance	759	819
Unearned premium reserves	6,349	2,902
Ceded reinsurance premiums payable	557	2,333
Current income taxes recoverable	563	(606)
Other, net	2,533	(12)
Net cash provided by operating activities	3,832	1,659

Investing activities:
Purchases of furniture and equipment	(18)	(81)
Purchases of fixed income securities	(18,459)	(7,424)
Purchase of equity investments	(682)	(1,000)
Purchase of other investments	(440)	(139)
Net purchases of short-term investments	(1,583)	(784)
Net cash used in investing activities	(21,182)	(9,428)

Financing activities:
Payment of dividends on preferred shares	(240)	(240)
Proceeds from sale of common stock	224	—
Purchases of treasury stock	—	(1,022)
Net cash used in financing activities	(16)	(1,262)

Net decrease in cash and cash equivalents	(17,366)	(9,031)
Cash and cash equivalents at beginning of period	43,045	47,957
Cash and cash equivalents at end of period	$25,679	$38,926

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$35	$293

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

Prior to March 31, 2014, PIH was a wholly owned subsidiary of Kingsway America Inc. (“KAI”). KAI, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, PIH completed an initial public offering (“IPO”) of its common stock. On June 13, 2014, PIH completed a follow-on offering of its common stock to the public. Through the combination of the IPO and follow-on offering, PIH issued approximately five million shares of its common stock, while KAI, and entities affiliated with KAI retained one million shares of PIH. On October 25, 2017, KAI entered into a purchase agreement with Fundamental Global Investors, LLC (“FGI”) pursuant to which KAI agreed to sell 900,000 shares of our common stock to FGI or to one of FGI’s affiliate companies in two separate transactions. The first transaction, for the sale of 475,428 shares of our common stock, occurred on November 1, 2017. The second transaction, for the sale of 424,572 shares of our common stock is conditioned on approval of the transaction by both the LDI and FL OIR by January 23, 2018. FGI is affiliated with D. Kyle Cerminara, where he serves as Chief Executive Officer, Co-Founder and Partner, and Lewis M. Johnson, where he serves as President, Co-Founder and Partner. Messrs. Cerminara and Johnson are also members of our Board of Directors. Should the second transaction be consummated, FGI, and entities affiliated with FGI, would own 43% of our outstanding common shares.

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

In addition to the voluntary policies that Maison writes, Maison has participated in the last five rounds of take-outs from Louisiana Citizens Property Insurance Company (“LA Citizens”), occurring on December 1st of each year, as well as the inaugural depopulation of policies from the Texas Windstorm Insurance Association (“TWIA”), which occurred on December 1, 2016. Under these programs, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by both LA Citizens and TWIA. The majority of policies that we have obtained through LA Citizens as well as all of the policies we have obtained through TWIA cover losses arising only from wind and hail. Prior to our takeout, both LA Citizens and TWIA policyholders were not able to obtain such coverage from any other marketplace.

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

To comply with the consent order, on March 31, 2017, Maison received a capital contribution from PIH in the amount of $16,000. As of September 30, 2017, Maison has not written any insurance policies covering risks in the State of Florida.

On September 29, 2017, Maison received authorization from the FL OIR to assume personal lines policies from Florida Citizens Property Insurance Corporation (“FL Citizens”) pursuant to a proposal of depopulation which Maison filed with FL Citizens on August 18, 2017. Accordingly, Maison plans to enter the Florida market via the assumption of policies from FL Citizens in December, 2017. The order approving Maison’s assumption of policies limits the number of policies which Maison may assume in 2017, and also stipulates that Maison maintain catastrophe reinsurance at such levels as deemed appropriate by the FL OIR.

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

Rent expense for the Company’s office leases is recognized on a straight-line basis over the term of the lease. Rent expense was $255 and $258 for the nine months ended September 30, 2017 and 2016, respectively.

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

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with two major U.S. domestic banking institutions and two regional banks headquartered in the Southeastern United States. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At September 30, 2017, the Company held funds on deposit at these institutions in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

The Company also has risk associated with the lack of geographic diversification due to the fact that through September 30, 2017, Maison exclusively underwrote policies in Louisiana and Texas. The Company insures personal property located in 63 of the 64 parishes in the State of Louisiana. As of September 30, 2017, these policies are concentrated within these parishes, presented as a percentage of our total policies in force in all states, as follows: Jefferson Parish 12.6%, Saint Tammany Parish 12.5%, East Baton Rouge Parish 7.2%, and Livingston Parish 5.1%. No other parish individually has over 5.0% of the policies in force as of September 30, 2017. On a direct basis, Maison writes in 150 of the 254 counties that comprise the State of Texas; however, no single county represents over 5.0% of the Company’s total policies in force as of September 30, 2017.

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

3. Recently Issued Accounting Standards

ASU 2014-09: Revenue from Contracts with Customers:

The FASB has issued ASU No. 2014-09, “Revenue from Contracts with Customers”, and related amendments ASU 2015-14, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-05 and ASU 2017-13, (collectively, “Topic 606”). Topic 606 creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Topic 606 becomes effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company will adopt Topic 606 on the effective date and since virtually all of the Company’s revenues relate to insurance contracts and investment income, the adoption of Topic 606 is not expected to have a material impact on the Company’s revenues. The Company will continue to monitor and examine transactions that could potentially fall within the scope of Topic 606 as such are consummated.

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

4. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on the Company’s investments in fixed income and equity securities at September 30, 2017 and December 31, 2016 is as follows.

As of September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government	$2,911	$6	$(18)	$2,899
State municipalities and political subdivisions	5,379	12	(26)	5,365
Asset-backed securities and collateralized mortgage obligations	16,727	26	(119)	16,635
Corporate	20,235	113	(40)	20,308
Total fixed income securities	45,252	157	(202)	45,207
Equity securities:
Common stock	1,571	66	(25)	1,612
Warrants to purchase common stock	72	79	(29)	122
Rights to purchase common stock	39	3	(5)	37
Total equity securities	1,682	148	(59)	1,771
Total fixed income and equity securities	$46,934	$305	$(261)	$46,978

As of December 31, 2016
Fixed income securities:
U.S. government	$1,623	$1	$(20)	$1,604
State municipalities and political subdivisions	2,271	2	(27)	2,246
Asset-backed securities and collateralized mortgage obligations	12,095	9	(136)	11,968
Corporate	10,804	28	(91)	10,741
Total fixed income securities	26,793	40	(274)	26,559
Equity securities:
Common stock	1,000	136	—	1,136
Total equity securities	1,000	136	—	1,136
Total fixed income and equity securities	$27,793	$176	$(274)	$27,695

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

The table below summarizes the Company’s fixed income securities at September 30, 2017 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value
One year or less	$2,416	$2,415
More than one to five years	19,759	19,757
More than five to ten years	11,780	11,804
More than ten years	11,297	11,231
Total	$45,252	$45,207

The following table highlights, by loss position and security type, those fixed income and equity securities in unrealized loss positions as of September 30, 2017 and December 31, 2016. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions. There were 149 and 122 fixed income investments that were in unrealized loss positions as of September 30, 2017 and December 31, 2016, respectively. The Company held 12 equity investments in unrealized loss positions as of September 30, 2017.

	Less than 12 Months		Greater than 12 Months		Total
As of September 30, 2017	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
U.S. government	$2,041	$(18)	$175	$—	$2,216	$(18)
State municipalities and political subdivisions	2,357	(13)	589	(13)	2,946	(26)
Asset-backed securities and collateralized mortgage obligations	11,682	(83)	1,675	(36)	13,357	(119)
Corporate	6,568	(23)	556	(16)	7,124	(39)
Total fixed income securities	22,648	(137)	2,995	(65)	25,643	(202)
Equity securities:			—	—
Common stock	237	(25)	—	—	237	(25)
Warrants to purchase common stock	23	(29)	—	—	23	(29)
Rights to purchase common stock	18	(5)	—	—	18	(5)
Total equity securities	278	(59)	—		278	(59)
Total fixed income and equity securities	$22,926	$(196)	$2,995	$(65)	$25,921	$(261)

As of December 31, 2016
Fixed income securities:
U.S. government	$1,303	$(20)	$—	$—	$1,303	$(20)
State municipalities and political subdivisions	1,537	(27)	—	—	1,537	(27)
Asset-backed securities and collateralized mortgage obligations	9,552	(133)	460	(3)	10,012	(136)
Corporate	5,952	(91)	—	—	5,952	(91)
Total fixed income securities	$18,344	$(271)	$460	$(3)	$18,804	$(274)

Under the terms of the certificate of authority granted to Maison by the Texas Department of Insurance, Maison is required to pledge securities totaling at least $2,000 with the State of Texas. Maison deposited the required securities with the State of Texas on May 13, 2015. These securities consist of various fixed income securities listed in the preceding tables which have an amortized cost basis of $2,001 and estimated fair value of $1,998 as of September 30, 2017.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

The Company’s other investments are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $645 through September 30, 2017. One of these limited partnerships is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016 is wholly owned by KFSI (see Note 12 – Related Party Transactions). The Company has accounted for its investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

Also included in other investments is a certificate of deposit in the amount of $300 with an original term of 18 months deposited with the State of Florida pursuant to the terms of the certificate of authority issued to Maison from the FL OIR.

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

Accordingly, all of the Company’s investments were in good standing and there were no write-downs for other-than-temporary impairments on the Company’s investments for the nine months ended September 30, 2017 and 2016.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

The Company does not have any exposure to subprime mortgage-backed investments. Net investment income for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Investment income:
Interest on fixed income securities	$231	$123	$548	$332
Interest on cash and cash equivalents	30	34	126	89
Realized gain upon sale of securities	4	—	68	—
Other	—	5	—	7
Gross investment income	265	162	742	428
Investment expenses	(17)	(11)	(42)	(35)
Net investment income	$248	$151	$700	$393

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

Under the Company’s per-risk treaty, reinsurance recoveries are received for up to $1,750 in excess of a retention of $250 for each loss occurring prior to June 1, 2017. Effective June 1, 2017, the Company amended its per-risk treaty such that recoveries are received for up to $1,600 in excess of a retention of $400 for each loss occurring on June 1, 2017 or thereafter. The Company has ceded $405 and $438 in written premiums under its per-risk treaties for the nine months ended September 30, 2017 and 2016, respectively.

The Company’s excess of loss treaties are based upon a treaty year beginning on June 1st of each year and expiring on May 31st of the following year. Thus, the financial statements for the nine month periods ended September 30, 2017 and 2016 contain premiums ceded under three separate excess of loss treaties. Under the Company’s 2015/2016 excess of loss treaty which expired on May 31, 2016, for each catastrophic event occurring within a 144-hour period, the Company receives reinsurance recoveries of up to $121,000 in excess of a retention of $4,000 per event. The Company had also procured a “top, drop and aggregate” layer of reinsurance protection that may be used for any event above $125,000, up to a maximum recovery of $15,000. This $15,000 second layer of coverage applied in total to all events occurring during the treaty year of June 1, 2015 through May 31, 2016.

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

The Company has ceded $16,021 and $14,976 in written premiums under its excess of loss treaties for the nine months ended September 30, 2017 and 2016, respectively.

In June 2015, we began writing business through a quota-share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we act as a reinsurer, and have assumed wind/hail only exposures on certain churches and related structures that Brotherhood insures throughout the State of Texas. Our quota-share percentage varies from 25%-100% of the wind/hail premium written by Brotherhood, dependent upon the geographic location (coastal areas versus non-coastal areas) within the State of Texas. For the nine months ended September 30, 2017, we have written $1,427 in assumed premiums through our agreement with Brotherhood, compared to $1,367 in assumed premiums for the same period in 2016.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

On December 1, 2016, we participated TWIA’s inaugural depopulation program whereby Maison assumed personal lines policies for wind and hail only exposures along the Gulf Coast area of Texas. The depopulation program was structured such that Maison reinsures TWIA under a 100% quota share agreement. For the nine months ended September 30, 2017, we have written $1,401 in assumed premiums through the TWIA quota share agreement.

The impact of reinsurance treaties on the Company’s financial statements is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Premium written:
Direct	$16,533	$13,457	$45,989	$38,117
Assumed	630	509	2,828	1,367
Ceded	(6,051)	(5,973)	(16,426)	(15,414)
Net premium written	$11,112	$7,993	$32,391	$24,070

Premium earned:
Direct	$14,056	$12,037	$40,015	$34,455
Assumed	851	509	2,454	1,367
Ceded	(6,275)	(5,410)	(17,437)	(12,953)
Net premium earned	$8,632	$7,136	$25,032	$22,869

Losses and LAE incurred:
Direct	$20,451	$12,529	$31,297	$25,985
Assumed	5,734	562	8,937	2,340
Ceded	(18,390)	(6,648)	(26,425)	(13,408)
Net losses and LAE incurred	$7,795	$6,443	$13,809	$14,917

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

DPAC as well as the related amortization expense associated with DPAC for the three and nine months ended September 30, 2017 and 2016, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Balance, beginning of period, net	$5,545	$4,139	$4,389	$4,030
Additions	3,402	2,325	9,670	6,487
Amortization	(2,755)	(2,095)	(7,867)	(6,148)
Balance, September 30, net	$6,192	$4,369	$6,192	$4,369

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

The Company’s evaluation of the adequacy of loss and loss adjustment expense reserves includes a re-estimation of the liability for loss and LAE reserves relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision, net of amounts recoverable from reinsurers, for the nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Balance, beginning of period, gross of reinsurance	$9,583	$5,884	$6,971	$2,123
Less reinsurance recoverable on loss and LAE expense reserves	(6,012)	(3,431)	(3,652)	(120)
Balance, beginning of period, net of reinsurance	3,571	2,453	3,319	2,003
Incurred related to:
Current year	8,717	6,487	15,953	15,090
Prior years	(922)	(44)	(2,144)	(173)
Paid related to:
Current year	(7,246)	(5,671)	(12,060)	(12,719)
Prior years	411	36	(537)	(940)
Balance, September 30, net of reinsurance	4,531	3,261	4,531	3,261
Plus reinsurance recoverable related to loss and LAE expense reserves	17,560	5,366	17,560	5,366
Balance, September 30, gross of reinsurance	$22,091	$8,627	$22,091	$8,627

8. Income Taxes

Actual income tax expense for the three and nine months ended September 30, 2017 and 2016 varies from the amount that would result by applying the applicable statutory federal income tax rate of 34% to income before income taxes as summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Income tax benefit at statutory income tax rate	$(1,168)	$(902)	$(508)	$(743)
State income tax (net of federal tax benefit)	(5)	54	104	131
Other	2	1	7	7
Income tax benefit	$(1,171)	$(847)	$(397)	$(605)

The Company carries a net deferred income tax asset of $855 and $420 as of September 30, 2017 and December 31, 2016, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income. Significant components of the Company’s net deferred tax assets are as follows:

	September 30, 2017	December 31, 2016
Deferred income tax assets:
Loss and loss adjustment expense reserves	$49	$35
Unearned premium reserves	2,055	1,503
Net operating loss carryforwards	736	235
Share-based compensation	335	316
Other	308	270
Deferred income tax assets	$3,483	$2,359

Deferred income tax liabilities:
Deferred policy acquisition costs	$2,105	$1,492
State deferred taxes	444	397
Other	79	50
Deferred income tax liabilities	$2,628	$1,939

Net deferred income tax assets	$855	$420

As of September 30, 2017, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit).

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

9. Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted loss per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted loss per share for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic and Diluted:
Net loss	$(2,263)	$(1,806)	$(1,096)	$(1,581)
Weighted average common shares outstanding	5,961,636	6,022,983	5,958,407	6,076,838
Loss per common share	$(0.38)	$(0.30)	$(0.18)	$(0.26)

The following potentially dilutive securities outstanding as of September 30, 2017 and 2016 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

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

The types of awards available for issuance under the Plan include non-qualified stock options, restricted stock, restricted stock units (“RSUs”), performance shares, performance cash awards, and other stock-based awards. The Plan provides for the issuance of 354,912 shares of common stock. As of September 30, 2017, both stock options and RSUs had been issued to the Company’s employees under the Plan resulting in 156,956 shares available for future issuance under the Plan.

There were no grants, exercises, or cancellations of the Company’s stock options for the nine months ended September 30, 2017. The following table summarizes the Company’s stock options outstanding as of September 30, 2017.

Stock Options Outstanding as of September 30, 2017
Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
03/31/2014	8.00	03/31/2019	1.50	163,301	143,704
04/04/2014	8.69	04/04/2019	1.51	14,155	12,456
			Total	177,456	156,160

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except share and per share data)

On May 23, 2017, the Compensation Committee of the Company’s Board of Directors approved the potential issuance of RSUs to the Company’s Chief Operating Officer, Mr. Case. Mr. Case will be awarded two matching RSUs for each share of the Company’s common stock that he purchases on the open market or directly from the Company during the period beginning May 23, 2017 and ending November 23, 2017, up to a maximum of 136,054 RSUs. Each RSU will entitle Mr. Case to one share of the Company’s common stock upon the vesting date of the RSU, which shall vest 20% per year over a period of five years following the date granted, subject to Mr. Case’s continued employment with the Company. Mr. Case will also be required to maintain ownership of the shares purchased through the full five-year vesting period. The RSUs will be issued to Mr. Case outside of the Plan as an inducement grant material to Mr. Case entering into employment with the Company. Through September 30, 2017, Mr. Case had purchased 50,092 shares of the Company’s common stock, of which 28,000 restricted common shares were purchased directly from the Company.

On May 31, 2017, the Compensation Committee of the Company’s Board of Directors approved the potential issuance of additional RSUs to the Company’s Officers and Directors under the Plan. The number of RSUs to be granted will be based upon the number of shares of the Company’s common stock that each participating Officer and Director purchases in open market transactions, independently, and without assistance from the Company, during the period beginning May 31, 2017 and ending November 30, 2017 (the “Purchase Period”). At the end of the Purchase Period, the Company will issue to each participating Officer and Director a total of two RSUs for each share of the Company’s common stock purchased during the Purchase Period, subject to a maximum of 40,000 RSUs for the Company’s Chief Executive Officer, Mr. Raucy, 40,000 RSUs for the Company’s Chief Financial Officer, Mr. Hill, 20,000 RSUs for the Company’s Chief Underwriting Officer, Mr. Stroud, and 6,666 RSUs for each of the Company’s non-employee Directors. Each RSU will entitle the grantee to one share of the Company’s common stock upon the vesting date of the RSU, which shall vest 20% per year over a period of five years following the date granted, subject to each Officer’s continued employment with the Company and each Director’s continued service on the Board, provided that if a Director makes himself available and consents to be nominated by the Company for continued service but is not nominated by the Board for election by the shareholders, other than for good reason as determined by the Board in its discretion, then such director’s RSUs shall vest in full as of his last date of service as a director with the Company. Participating Officers and Directors will be required to maintain ownership of the shares purchased through the full five-year vesting period. Pursuant to the arrangement, a maximum number of 139,996 RSUs may be granted to the Company’s Officers and Directors at the end of the Purchase Period under the Plan. Through September 30, 2017, the Company’s Officers and Directors had purchased 41,565 shares of the Company’s common stock.

The following table summarizes RSU activity for the nine months ended September 30, 2017.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2016	20,500	$1.34
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested units, September 30, 2017	20,500	$1.34

Total stock based compensation expense for the nine months ended September 30, 2017 and 2016 was $19 and $30, respectively. As of September 30, 2017, total unrecognized stock compensation expense of $11 remained, which will be recognized through March 31, 2018.

There were no grants, exercises, or cancellations of the Company’s common stock warrants for the nine months ended September 30, 2017. The following table summarizes the Company’s warrants outstanding as of September 30, 2017.

Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding and Exercisable
03/31/2014	9.60	03/31/2019	1.50	312,500
03/31/2014	10.00	03/31/2019	1.50	94,375
02/24/2015	15.00	02/24/2022	4.41	1,500,000
			Total	1,906,875

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

Performance Share Grant Agreement

On March 26, 2014, the Company entered into a Performance Share Grant Agreement (“PSGA”) with KAI, whereby KAI will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones regarding the Company’s stock price. Pursuant to the terms of the PSGA, if at any time the last sales price of the Company’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). The shares of common stock granted to KAI will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. As of September 30, 2017, the Company has not issued any shares under the PSGA.

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

Since the Preferred Shares have a mandatory redemption provision requiring redemption on February 24, 2020, the Company was required to classify the Preferred Shares as a liability on the balance sheet instead of recording the value of these shares in equity. The resulting liability was recorded at a discount to the ultimate redemption amount of the Preferred Shares based upon an analysis of the cash payments expected to occur under the terms of the Preferred Shares discounted for the Company’s estimated cost of equity (13.9%). As a result, amortization in the amount of $1,889 will be charged to operations during the period the Preferred Shares are outstanding using the effective interest method. For the nine months ended September 30, 2017 and 2016, amortization of the discount on the Preferred Shares totaled $276 and $263, respectively.

Investment in Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $211 as of September 30, 2017. The managing member of Argo, Mr. John T. Fitzgerald, was also appointed to KFSI’s board of directors on April 21, 2016.

13. Accumulated Other Comprehensive Income (Loss)

The table below details the change in the balance of each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine month ended September 30,
	2017	2016	2017	2016
Unrealized gains (losses) on available-for-sale securities:
Balance, beginning of period	$4	$259	$(65)	$(62)
Other comprehensive income (loss) before reclassifications	40	(10)	187	478
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	(6)	(45)	(8)
Income taxes	(12)	5	(48)	(160)
Net current-period other comprehensive income (loss)	25	(11)	94	310
Balance, September 30	$29	$248	$29	$248

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

The FASB has issued guidance that defines fair value as the exchange price that would be received for and asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires and entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.

●	Level 2 – inputs to the valuation methodology which include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly, for substantially the full-term of the financial instrument.

●	Level 3 – inputs to the valuation methodology which are unobservable and significant to the measurement of fair value.

Financial instruments measured at fair value as of September 30, 2017 and December 31, 2016 in accordance with this guidance are as follows.

September 30, 2017	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. government	$—	$2,899	$—	$2,899
State municipalities and political subdivisions	—	5,365	—	5,365
Asset-backed securities and collateralized mortgage obligations	—	16,635	—	16,635
Corporate	—	20,308	—	20,308
Total fixed income securities	—	45,207	—	45,207

Equity securities:
Common stock	1,612	—	—	1,612
Warrants to purchase common stock	122	—	—	122
Rights to purchase common stock	37	—	—	37
Total equity securities	1,771	—	—	1,771
Total fixed income and equity securities	$1,771	$45,207	$—	$46,978

December 31, 2016
Fixed income securities:
U.S. government	$—	$1,604	$—	$1,604
State municipalities and political subdivisions	—	2,246	—	2,246
Asset-backed securities and collateralized mortgage obligations	—	11,968	—	11,968
Corporate	—	10,741	—	10,741
Total fixed income securities	$—	$26,559	$—	$26,559

Equity securities:
Common stock	1,136	—	—	1,136
Total equity securities	1,136	—	—	1,136

Total fixed income and equity securities	$1,136	$26,559	$—	$27,695

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

Statutory Surplus and Capital Requirements

In order to retain its certificate of authority in the States of Louisiana and Florida, Maison is required to maintain a minimum capital surplus of $5,000 and $35,000, respectively. As of September 30, 2017, Maison’s capital surplus was $35,962.

The LDI employs risk-based capital (“RBC”) reports to monitor Maison’s financial condition. Risk-based capital is determined in accordance with a formula adopted by the NAIC which takes into consideration the covariance between asset risk, credit risk, underwriting risk, and other business risks. The RBC report determines whether Maison falls into the “no action” level or one of the four action levels set forth in the Louisiana Insurance Code. Furthermore, in order to retain its certificate of authority in the State of Texas, Maison is required to maintain an RBC ratio of 300% or more. As of September 30, 2017, Maison’s RBC ratio was above 300%.

States routinely require deposits of assets for the protection of policyholders. As of September 30, 2017, Maison held certificates of deposit with an estimated fair value of approximately $100 and $300 as a deposit with the LDI and FL OIR, respectively. Maison also held investment securities with an estimated fair value of approximately $2,000 as a deposit with the TDI.

Surplus Notes

PIH, as the parent company of Maison, is subject to the insurance holding company laws of the State of Louisiana, which, among other things, regulate the terms of surplus notes issued by insurers to their parent company. Maison’s capital is comprised of six surplus notes issued to PIH for the total principal amount of $9,000, all of which have been approved by the LDI prior to their issuance. Notes accrue interest at 10% per annum. Interest payments on the notes are due annually, and are also subject to prior approval by the LDI. The Company’s surplus notes, as of September 30, 2017, are as follows.

Date of Issuance	Maturity Date	Principal Amount
October 22, 2013	October 22, 2017	$650
December 21, 2015	December 21, 2017	850
March 31, 2016	March 31, 2018	550
September 29, 2016	September 29, 2018	3,450
November 14, 2016	November 14, 2018	550
September 28, 2017	September 28, 2019	2,950
		$9,000

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

As of September 30, 2017, Maison had not paid any dividends to its sole shareholder, PIH.

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

Operating Lease Commitments:

As of September 30, 2017, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ending September 30,
2018	$303
2019	298
2020	25
2021 and thereafter	—
$626

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except share and per share data)

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

Important factors that may cause our actual results to differ materially from the results contemplated by the forward looking statements are contained in Item 1A. Risk Factors and elsewhere on the Company’s Form 10-K for the year ended December 31, 2016 and in our subsequent filings with the SEC, and include, among others, the following: (i) our limited operating history and status as an emerging growth company; (ii) lack of future opportunities to participate in take-out programs; (iii) the level of demand for our coverage and the incidence of catastrophic events related to such coverage, including the impact of climate change and our lack of geographic diversification; (iv) our ability to successfully implement our business strategy and expand our operations, including through acquisitions and development of new products; (v) changes in general economic, business, and industry conditions, including cyclical changes in the insurance industry; (vi) our ability to grow and remain profitable in the competitive insurance industry, including our lack of a rating from A.M. Best; (vii) legal, regulatory, and tax developments, including the effects of emerging claim and coverage issues and increased litigation against the insurance industry; (viii) legal actions brought against us; (ix) damage to our reputation; (x) adequacy of our insurance reserves; (xi) availability of reinsurance and ability of reinsurers to pay their obligations; (xii) the failure of our risk mitigation strategies or loss limitation methods; (xiii) our reliance on independent agents to write our insurance and other third parties; (xiv) our ability to maintain our public company status, exchange listing and effective internal control systems; (xv) data security breaches and other factors affecting our information technology systems; (xvi) our ability to attract and retain qualified employees, independent agents and brokers; (xvii) our ability to meet our obligations or obtain additional capital on favorable terms, or at all; (xviii) our ability to accurately price the risks that we underwrite; and (xix) restrictions on the use of our net operating loss carryforwards.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except share and per share data)

Prior to March 31, 2014, the Company operated as a wholly owned subsidiary of Kingsway America, Inc. (“KAI”). KAI, in turn, is a wholly owned subsidiary of Kingsway Financial Services, Inc. (“KFSI”), a publicly owned holding company based in Toronto, Ontario, Canada. On March 31, 2014, the Company completed an initial public offering of its common stock and then on June 13, 2014, the Company completed a follow-on offering. Through the combination of the IPO and follow-on offering, the Company issued approximately five million shares of its common stock, while KAI, and entities affiliated with KAI retained one million shares of PIH. On October 25, 2017, KAI entered into a purchase agreement with Fundamental Global Investors, LLC (“FGI”) pursuant to which KAI agreed to sell 900,000 shares of our common stock to FGI or to one of FGI’s affiliate companies in two separate transactions. The first transaction, for the sale of 475,428 shares of our common stock, occurred on November 1, 2017. The second transaction, for the sale of 424,572 shares of our common stock is conditioned on approval of the transaction by both the LDI and FL OIR by January 23, 2018. FGI is affiliated with D. Kyle Cerminara, where he serves as Chief Executive Officer, Co-Founder and Partner, and Lewis M. Johnson, where he serves as President, Co-Founder and Partner. Messrs. Cerminara and Johnson are also members of our Board of Directors. Should the second transaction be consummated, FGI, and entities affiliated with FGI, would own 43% of our outstanding common shares.

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

In addition to the voluntary policies that Maison writes, Maison has participated in the last five rounds of take-outs from Louisiana Citizens Property Insurance Company (“LA Citizens”), occurring on December 1st of each year, as well as the inaugural depopulation of policies from the Texas Windstorm Insurance Association (“TWIA”), which occurred on December 1, 2016. Under these programs, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by both LA Citizens and TWIA. The majority of policies that we have obtained through LA Citizens as well as all of the policies we have obtained through TWIA cover losses arising only from wind and hail. Prior to our takeout, both LA Citizens and TWIA policyholders were not able to obtain such coverage from any other marketplace.

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

To comply with the consent order, on March 31, 2017, Maison received a capital contribution from PIH in the amount of $16,000. As of September 30, 2017, Maison has not written any insurance policies covering risks in the State of Florida.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except share and per share data)

Our direct in-force policy counts as well as assumed policies as of September 30, 2017 and December 31, 2016 were as follows:

	Policies in-force as of
Source of Policies	September 30, 2017	December 31, 2016

Total LA Citizens Takeout Policies in Force	8,224	8,892

Homeowners	21,465	17,685
Manufactured Homes	4,816	4,694
Other Dwellings	5,036	2,568
Total Voluntary Policies in Force	31,317	24,947

Total Direct Policies in Force	39,541	33,839

Assumed through Brotherhood Quota-Share Agreement	766	522
Assumed through TWIA Quota-Share Agreement(1)	623	1,251
Total Assumed Policies	1,389	1,773

(1)	The decrease in policies assumed through the TWIA quota share agreement from December 1, 2016 to September 30, 2017 is attributable to the fact that policyholders had a six month period (until May 31, 2017) to opt-out of the assumption process. Upon opt-out, policies are removed from the Company’s listing of assumed policies back to the original date of takeout, December 1, 2016 (as if the Company had never assumed the policy). Furthermore, pursuant to the quota share agreement, any policies which had been assumed through TWIA and had reached their expiration are renewed by Maison directly (are no longer considered an assumed policy and are instead reflected Voluntary Policies in Force in the table above).

On September 29, 2017, Maison received authorization from the FL OIR to assume personal lines policies from Florida Citizens Property Insurance Corporation (“FL Citizens”) pursuant to a proposal of depopulation which Maison filed with FL Citizens on August 18, 2017. Accordingly, Maison plans to enter the Florida market via the assumption of policies from FL Citizens in December, 2017. The order approving Maison’s assumption of policies limits the number of policies which Maison may assume in 2017, and also stipulates that Maison maintain catastrophe reinsurance at such levels as deemed appropriate by the FL OIR.

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

($ amounts in thousands, except share and per share data)

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except share and per share data)

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except share and per share data)

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

Deferred Policy Acquisition Costs

Deferred policy acquisition costs represent the deferral of expenses that the Company incurs related to successful efforts to acquire new business or renew existing business. Acquisition costs, which consist of commissions, premium taxes and underwriting and agency expenses related to issuing insurance policies are deferred, and charged against income ratably over the terms of the related insurance policies. Management regularly reviews the categories of acquisition costs that are deferred and assesses the recoverability of this asset. Costs associated with unsuccessful efforts or costs that cannot be tied directly to a successful policy acquisition are expensed as incurred, as opposed to being deferred and amortized as the premium is earned.

New Accounting Pronouncements

See Note 3 – “Recently Issued Accounting Standards” in the Notes to our consolidated financial statements included in Item 1 of the Quarterly Report on Form 10-Q for a discussion of the recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition

As of September 30, 2017 compared to December 31, 2016

Investments

The Company’s investments in fixed income and equity securities are classified as available-for-sale and are reported at estimated fair value. The Company held an investment portfolio comprised primarily of fixed income securities issued by the U.S. government, government agencies and high quality corporate issuers. The fixed income portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by the Company’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk. Additionally, an investment committee comprised of a portion of the Company’s directors is in place to identify, evaluate and approve suitable investment opportunities for the Company. This has resulted in a number of equity investments managed by the committee that represent approximately 3.6% of the Company’s total investment portfolio as of September 30, 2017. Investments held by the Company’s insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except share and per share data)

The table below summarizes, by type, the Company’s investments as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government	$2,899	5.8%	$1,604	5.6%
State municipalities and political subdivisions	5,365	10.8%	2,246	7.9%
Asset-backed securities and collateralized mortgage obligations	16,635	33.5%	11,968	42.2%
Corporate	20,308	40.9%	10,741	37.8%
Total fixed income securities	45,207	91.0%	26,559	93.5%

Equity securities:
Common stock	1,612	3.2%	1,136	4.0%
Warrants to purchase common stock	122	0.2%	—	—%
Rights to purchase common stock	37	0.1%	—	—%
Total equity securities	1,771	3.5%	1,136	4.0%

Short-term investments	1,779	3.6%	196	0.7%
Other investments	945	1.9%	505	1.8%
Total investments	$49,702	100.0%	$28,396	100.0%

Pursuant to the certificate of authority that we received from the TDI, we are required to deposit securities with the State of Texas. These securities consist of fixed income securities listed in the table above having an amortized cost basis of $2,001 and an estimated fair value of $1,998 as of September 30, 2017.

The Company’s other investments are comprised of equity investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $645 through September 30, 2017. One of these limited partnerships is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016 is wholly owned by KFSI. The Company has accounted for its investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

Also included in other investments is a $300 certificate of deposit with an original term of 18 months deposited with the State of Florida pursuant to the terms of the certificate of authority issued to Maison from the FL OIR.

Liquidity and Cash Flow Risk

The table below summarizes the fair value of the Company’s fixed income securities by contractual maturity as of September 30, 2017 and December 31, 2016. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	September 30, 2017		December 31, 2016
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
One year or less	$2,415	5.3%	$1,828	6.9%
More than one to five years	19,757	43.7%	12,678	47.7%
More than five to ten years	11,804	26.1%	3,918	14.8%
More than ten years	11,231	24.9%	8,135	30.6%
Total	$45,207	100.0%	$26,559	100.0%

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except share and per share data)

Credit Risk

Credit risk is defined as the risk of financial loss due to failure of the other party to a financial instrument to discharge an obligation. Credit risk arises from the Company’s positions in short-term investments, corporate debt instruments and government and government agency bonds.

At September 30, 2017 and December 31, 2016, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

	September 30, 2017		December 31, 2016
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$22,345	49.4%	$14,995	56.4%
Aa/Aa	5,551	12.3%	2,627	9.9%
A/A	11,735	26.0%	5,516	20.8%
BBB	5,576	12.3%	3,421	12.9%
Total fixed income securities	$45,207	100.0%	$26,559	100.0%

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

As a result of the analysis performed by the Company, there were no write-downs for other-than-temporary impairments related to investments for the nine months ended September 30, 2017 and 2016.

As of September 30, 2017, the gross unrealized losses for fixed income and equity securities amounted to $202 and $59, respectively, and there were no unrealized losses attributable to non-investment grade securities. At both September 30, 2017 and December 31, 2016, all unrealized losses on individual investments were considered temporary. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded the declines in value were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and policy processing fees that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable and represent those costs related to acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC increased $1,803, to $6,192 as of September 30, 2017 from $4,389 as of December 31, 2016. DPAC expressed as a percentage of unearned premium reserves was 19.2% as of September 30, 2017, compared to 17.0% as of December 31, 2016. This increase results from an increase in the effective rate on premium taxes that we pay in Louisiana and Texas due to a change in Louisiana statute whereby the Company no longer qualifies for certain credits on its premium taxes which were related to the value of investments held in the State of Louisiana.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except share and per share data)

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowances for credit losses, decreased by $703 to $2,220 as of September 30, 2017 from $2,923 as of December 31, 2016. Due to our participation in the Citizens take-out program on December 1, 2016, we had a balance due from Citizens for approximately $800 as of December 31, 2016, most of which had been collected as of September 30, 2017.

Ceded Unearned Premiums

Ceded unearned premiums represents the unexpired portion of premiums which have been paid to the Company’s reinsurers. Ceded unearned premiums are charged to income over the terms of the respective reinsurance treaties. Ceded unearned premiums decreased $1,011 to $3,836 as of September 30, 2017 from $4,847 as of December 31, 2016 due predominantly to the amount and timing of installment payments due under our excess of loss catastrophe treaties.

Reinsurance Recoverable

Reinsurance recoverable on both paid losses and loss and LAE reserves represents amounts due to the Company, or expected to be due to the Company, from its reinsurers, based upon claims paid as well as claims reserves which have exceeded the retention amount under our reinsurance treaties. As of September 30, 2017, we have recorded expected recoveries from our reinsurers of $7,767 on paid losses and $17,560 on loss and LAE reserves, resulting primarily from recoveries due under our catastrophe excess of loss treaty for Hurricane Harvey, which affected the Gulf Coast of Texas in late August, 2017. See “Loss and Loss Adjustment Expense Reserves” in Item 2 of this report for further discussion on the Company’s claims reserves and expected recoveries.

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

Current Income Taxes Recoverable

Current income taxes recoverable were $632 as of September 30, 2017 compared to $1,195 as of December 31, 2016, which represent the estimate of both the Company’s state and federal income taxes paid in excess of amounts due as of September 30, 2017 and December 31, 2016, respectively.

Net Deferred Income Taxes

Net deferred income taxes increased $435 to $855 as of September 30, 2017 compared to $420 as of December 31, 2016. Net deferred income taxes are comprised of approximately $3,483 and $2,359 of deferred tax assets, net of approximately $2,628 and $1,939 of deferred tax liabilities as of September 30, 2017 and December 31, 2016, respectively. The change in the net deferred tax asset is primarily due to an increase in deferred tax assets associated with our increase in unearned premium reserves as well as an increase in net operating loss carryforwards due to our net loss for the nine months ended September 30, 2017.

Property and Equipment

Property and equipment was $213 and $250 as of September 30, 2017 and December 31, 2016, respectively, and consists of computers, office equipment, and improvements at our leased facilities in Tampa, Florida and Baton Rouge, Louisiana, shown net of accumulated depreciation. Also included in these balances are vehicles that we have purchased for the use of our sales representatives in Texas, Florida and Louisiana. Our policy for the capitalization and depreciation of these assets can be found in Note 2 – Significant Accounting Policies in Item 1 of this report.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except share and per share data)

Other Assets

Other assets increased $79, to $867 as of September 30, 2017 from $788 as of December 31, 2016. The major components of other assets, and the change therein, are shown below.

Other Assets	September 30, 2017	December 31, 2016	Change
Accrued interest on investments	$233	$117	$116
Security deposits for facility leases	38	38	—
Prepaid expenses	481	616	(135)
Other	115	17	98
Total	$867	$788	$79

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred and but not reported (“IBNR”) loss events, as well as the related estimated loss adjustment expenses (“LAE”). The table below separates our loss reserves and LAE between IBNR and case specific estimates as of September 30, 2017 and December 31, 2016, and also shows the expected reinsurance recoverable on those reserves.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
September 30, 2017
Homeowners(1)	$3,348	$347	$3,695	$3,065	$6,760	$3,254
Special Property(2)	10,372	600	10,972	4,359	15,331	14,306
Total	$13,720	$947	$14,667	$7,424	$22,091	$17,560

December 31, 2016
Homeowners	$1,523	$463	$1,986	$3,302	$5,288	$2,565
Special Property	697	88	785	898	1,683	1,087
Total	$2,220	$551	$2,771	$4,200	$6,971	$3,652

(1)	Homeowners refers to our multi-peril policies for traditional dwellings as well as mobile and manufactured homes.

(2)	Special property includes both our fire and allied lines of business, which are primarily wind/hail only products, and also includes the commercial lines wind/hail only business that we have assumed through our quota-share agreement with Brotherhood and our personal lines wind/hail only business that we have assumed through our quota-share agreement with TWIA.

Gross reserves as of September 30, 2017 were $22,091, an increase of $15,120 from December 31, 2016. Gross reserves in the approximate amount of $14,200 have been established for PCS Catastrophe 1743, or Harvey, a major storm which made initial landfall in the U.S. as a Category 4 hurricane near Rockport, Texas. As of September 30, 2017, we anticipate our total incurred losses from Harvey to be $23,000 on a gross basis, or $5,000 on a net basis after recoveries under our catastrophe excess of loss reinsurance program. The reinsurance recoverable on reserves as of September 30, 2017 was $17,560, an increase of $13,908 from December 31, 2016, due, in large part, to the anticipated recoveries due to the Company from Harvey losses. As a result of the foregoing, net loss reserves were $4,531 and $3,319 as of September 30, 2017 and December 31, 2016, respectively.

We cannot predict whether loss and loss adjustment expense reserves will develop favorably or unfavorably from the amounts reported in our consolidated financial statements. Any such development could have a material effect on our consolidated financial results for a given period. Furthermore, while we use, and expect to continue to use, reinsurance to help manage our exposure to catastrophic losses, the availability and cost of reinsurance are each subject to prevailing market conditions beyond our control which can affect business volume and profitability. We may be unable to maintain our current reinsurance coverage, to obtain additional reinsurance coverage in the event our current reinsurance coverage is exhausted by a catastrophic event, or to obtain other reinsurance coverage in adequate amounts or at acceptable rates. Similar risks exist whether we are seeking to replace coverage terminated during the applicable coverage period or to renew or replace coverage upon its expiration.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except share and per share data)

Unearned Premium Reserves

Unearned premium reserves increased to $32,170 as of September 30, 2017 compared to $25,821 as of December 31, 2016.

The following table outlines the change in unearned premium reserves by state and line of business.

	September 30, 2017	December 31, 2016	Change
Homeowners - LA	$17,725	$16,644	$1,081
Special Property - LA	7,379	7,113	266
Total Louisiana	25,104	23,757	1,347
Homeowners – TX	3,439	822	2,617
Special Property – TX	3,627	1,242	2,385
Total Texas	7,066	2,064	5,002
Grand Total	$32,170	$25,821	$6,349

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable increased $557 to $5,786 as of September 30, 2017 compared to $5,229 as of December 31, 2016. The bulk of the balance payable as of September 30, 2017 represents a quarterly installment payment due under our catastrophe reinsurance program, which was paid in October, 2017.

Agency Commissions Payable

Agency commissions payable increased $219 to $716 as of September 30, 2017 compared to $497 as of December 31, 2016. As agency commissions are paid one month in arrears, this balance represents commissions owed to the Company’s independent agencies on policies written throughout the months ended September 30, 2017 and December 31, 2016, respectively. Since the commissions that we pay to our independent agencies are based upon a percentage of the premium written by our agencies, the balance due will vary directly with the volume of premium written in the month.

Premiums Collected in Advance

Premium deposits were $1,887 and $1,128 and represent cash that the Company has received for policies which were not yet in-force as of September 30, 2017 and December 31, 2016, respectively. Upon the effective date of coverage, advance premiums are reclassified to the unearned premium reserve account.

Funds held under Reinsurance Treaties

Funds held under reinsurance treaties represents collateral that we have received on deposit from our reinsurers under our catastrophe excess of loss treaties and is intended to fund those reinsurers pro-rata portion of reserves that we have established for losses and loss adjustment expenses. As of December 31, 2016, we had received cash deposits of $73 from our reinsurers. This balance was reduced to $48 as of September 30, 2017 as a portion of the balance was applied to reinsurance recoveries due to us on paid losses during the nine months ended September 30, 2017.

Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses increased $2,418, to $4,483 as of September 30, 2017 from $2,065 as of December 31, 2016. The major components of accrued expenses and other liabilities, as well as the change therein, are shown below.

	September 30, 2017	December 31, 2016	Change
Accrued employee compensation	$128	$95	$33
Accrued professional fees	763	509	254
Unearned policy fees	386	204	182
Accrued premium taxes and assessments	2,108	1,193	915
Funds due to settle bond trades	1,031	—	1,031
Other accounts payable	67	64	3
Total	$4,483	$2,065	$2,418

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except share and per share data)

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

Since the Preferred Shares have a mandatory redemption provision requiring redemption on February 24, 2020, the Company was required to classify the Preferred Shares as a liability on the balance sheet instead of recording the value of these shares in equity. The resulting liability was recorded at a discount to the ultimate redemption amount of the Preferred Shares based upon an analysis of the cash payments expected to occur under the terms of the Preferred Shares discounted for the Company’s estimated cost of equity (13.9%). As a result, amortization in the amount of $1,889 will be charged to operations during the period the Preferred Shares are outstanding using the effective interest method. For the nine months ended September 30, 2017 and 2016, amortization of the discount on the Preferred Shares totaled $276 and $263, respectively.

Investment in Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $211 as of September 30, 2017. The managing member of Argo, Mr. John T. Fitzgerald, was also appointed to KFSI’s board of directors on April 21, 2016.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except share and per share data)

Contractual Obligations

As of September 30, 2017, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ending September 30,
2018	$303
2019	298
2020	25
2021 and thereafter	—
Total	$626

Shareholders’ Equity

The primary drivers behind the changes to total shareholders’ equity for the nine months ended September 30, 2017 were the Company’s net loss as well as net unrealized gains on its investment portfolio as shown in the table below. Furthermore, on September 14, 2017, the Company sold 28,000 restricted common shares to its Chief Operating Officer, Mr. Case, at a price of $8.00 per share.

	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity
Balance, January 1, 2017	5,956,766	151,359	$46,357
Issuance of common shares	28,000	—	224
Stock compensation expense	—	—	19
Net loss	—	—	(1,096)
Unrealized gains on investment portfolio (net of income taxes)	—	—	94
Balance, September 30, 2017	5,984,766	151,359	$45,598

Results of Operations

Three and Nine Months Ended September 30, 2017 Compared with Three and Nine Months Ended September 30, 2016

Gross Premiums Written

The following table shows our gross premiums written by line of business for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,			Nine months ended September 30,
Line of Business	2017	2016	Change	2017	2016	Change
Homeowners	$11,275	$9,402	$1,873	$30,474	$25,577	$4,897
Special Property	5,888	4,564	1,324	18,343	13,907	4,436
Gross Premium Written	$17,163	$13,966	$3,197	$48,817	$39,484	$9,333

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except share and per share data)

Gross premiums written were $17,163 for the quarter ended September 30, 2017, up 22.9% from $13,966 for the quarter ended September 30, 2016. This increase was largely due to organic growth in voluntary production from the Company’s independent agents, particularly in Texas where the Company is reporting solid growth across all of its product lines with homeowner’s policies especially strong.

For the nine months ended September 30, 2017, gross premiums written in the State of Louisiana represented approximately 74% of total gross written premiums, with the remaining 26% written in Texas. For the same period in the preceding year, gross premiums written in Louisiana and Texas represented 91% and 9%, respectively, as we continue to expand our network in Texas.

Ceded Premiums Written

Ceded premiums written increased to $16,426 for the nine months ended September 30, 2017, compared to $15,414 for the same period 2016. The increase in ceded premiums written is primarily due to an increase in the total insured value of the Company’s book of business year over year as well as the change in the geographic mix of coverage that we provide. While the limits purchased under our catastrophe excess of loss reinsurance (“CAT XOL”) and aggregate programs did not change year over year, our treaty years run from June 1st through May 31st of each year, thus the nine month periods ended September 30, 2017 and 2016 are covered by ceded premiums written under three separate reinsurance treaties. Therefore, the increase in ceded premiums written for the nine month period can also be attributed to the increase in limits purchased when comparing our 2015/2016 treaty with the Company’s two most recent treaties. The following table is a summary of the key provisions under each of our treaties.

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

The total cost of our CAT XOL and aggregate coverage is estimated to be approximately $24,700 for the 2017/2018 treaty year, compared to $21,200 for the 2016/2017 treaty year.

Net Premium Earned

The following table shows our net premiums earned by line of business.

	Three months ended September 30,			Nine months ended September 30,
Line of Business	2017	2016	Change	2017	2016	Change
Homeowners	$6,494	$4,996	$1,498	$17,410	$15,792	$1,618
Special Property	2,138	2,140	(2)	7,622	7,077	545
Net premium earned	$8,632	$7,136	$1,496	$25,032	$22,869	$2,163

Premium earned on a gross and ceded basis is as shown in the following table.

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Gross premium earned	$14,907	$12,546	$2,361	$42,469	$35,822	$6,647
Ceded premium earned	6,275	5,410	865	17,437	12,953	4,484
Net premium earned	$8,632	$7,136	$1,496	$25,032	$22,869	$2,163

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except share and per share data)

Other Income

Other income increased $400 to $1,262 for the nine months ended September 30, 2017, compared to $862 for the same period in 2016. Comparing the three month periods ended September 30, 2017 and 2016, other income increased $129 to $474 from $345. Other income is comprised of policy fee income charged to our policyholders for property inspections, premium financing fees for those policyholders which elect to pay their premiums on an installment basis, and commission revenue resulting from a brokerage sharing agreement between our insurance subsidiary, Maison, and the intermediary Maison uses to place its CAT XOL reinsurance program. The growth in our book of business is the main driver behind the increase in other income when comparing the three and nine month periods ended September 30, 2017 to 2016.

Net losses and loss adjustment expenses

Net losses and LAE represent both actual payments made and changes in estimated future payments to be made to our policyholders. The following table sets forth the components of our losses and loss ratios for the three and nine months ended September 30, 2017 and 2016.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except share and per share data)

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)
Non-catastrophe weather losses	$881	10.2%	$51	0.7%	$2,753	11.0%	$430	1.9%
Non-weather losses	2,836	32.9%	1,648	23.1%	6,500	26.0%	4,876	21.3%
Core loss(1)	3,717	43.1%	1,699	23.8%	9,253	37.0%	5,306	23.2%
Catastrophe loss(2)	5,000	57.9%	4,798	67.2%	6,700	26.7%	9,784	42.8%
Prior period (redundancy) development(3)	(922)	(10.7)%	(54)	(0.7)%	(2,144)	(8.5)%	(173)	(0.8)%
Net losses and LAE incurred	$7,795	90.3%	$6,443	90.3%	$13,809	55.2%	$14,917	65.2%

(1)	We define Core Loss as net losses and LAE less the sum of catastrophe losses and prior period development/redundancy.

(2)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25,000 of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a catastrophe as a PCS event where the Company’s estimated gross incurred cost (before recovery from reinsurance) exceeds $1,500.

(3)	Prior period development is the amount of ultimate actual loss settlement value which is more than the estimated reserves recorded for a particular liability or loss, while redundancy represents the ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

Our net loss ratio (net losses and LAE divided by net premiums earned) for the nine months ended September 30, 2017 was 55.2%, compared to a net loss ratio of 65.2% for the nine months ended September 30, 2016. While we experienced an increase in our core loss ratio, this was offset by a decrease in our catastrophe loss ratio when comparing periods. Although Hurricane Harvey was a significant event for us, as we expect our total gross incurred losses to be approximately $23,000 for this storm, due to our reinsurance program, our net incurred losses from Harvey are limited to $5,000. Furthermore, PCS event 1714 was a series of wind/hail storms which impacted our policyholders in both Louisiana and Texas in early February, 2017, resulting in $1,700 in net incurred catastrophe losses for the nine months ended September 30, 2017. These net losses from event 1714, along with $5,000 in net incurred losses from Hurricane Harvey, represent the extent of our catastrophe losses for the nine months ended September 30, 2017 as shown in the preceding table. In comparison, for the nine months ended September 30, 2016, we experienced three catastrophe events: PCS event 1616 in February, PCS event 1617 in March, and PCS event 1644 in August. These three events resulted in $9,784 in net incurred losses for prior year. Our net loss ratio for the current year was further reduced due to redundancy in the amount of $2,144 due to the release of reserves relating to prior accident years.

Our net loss ratio for the three months ended September 30, 2017 was 90.3% and was marked by the impact of Harvey, which resulted in $5,000 in net incurred catastrophe losses for the quarter and accounted for over half of the quarter’s net loss ratio. Non-weather losses also accounted for approximately one-third of the quarter’s net loss ratio as we experienced approximately $1,500 in net losses from fire claims and $1,336 from all other non-weather related causes of loss.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred acquisition costs for the three months ended September 30, 2017 were $2,755 compared to $2,095 for the three months ended September 30, 2016, and include items such as commissions earned by our agencies, premium taxes, assessments, and policy processing fees. Expressed as a percentage of gross earned premiums, amortization was 18.5% in the current quarter, compared to 16.7% in the same quarter last year. For the nine month periods ended September 30, amortization as a percentage of gross earned premiums was 18.5% and 16.7% in 2017 and 2016, respectively. The increase in amortization of deferred acquisition costs as a percentage of gross earned premiums can be attributed to an increase in the effective rate of the premium taxes that we pay due to the loss of an investment credit received on our premium taxes in previous years. Effective January 1, 2017, the State of Louisiana amended this credit such that certain assets such as cash and money market funds held in the state of Louisiana would no longer qualify as a tax credit on the Company’s premium taxes.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except share and per share data)

General and Administrative Expenses

General and administrative expenses were $2,145 for the quarter ended September 30, 2017, compared to $1,658 for the quarter ended September 30, 2016. For the nine month periods ended September 30, 2017 and 2016, general and administrative expenses were $6,535 and $4,982, respectively. Expressed as a percentage of gross premium earned, general and administrative expenses were 15.4% and 13.9%, for the nine month periods of 2017 and 2016, respectively. The largest drivers in the increase in general and administrative expense over both the three and nine month periods include employee costs and professional fees. Employee costs accounted for approximately 35% of the nine month increase as we have increased staffing to support our growth in Texas and Florida while professional fees accounted for approximately 50% of the nine month increase as we have initiated a review of the rates that we charge on our risks in Louisiana and also have initiated filings for the new products that we plan to offer in Florida.

Income Tax Benefit

Income tax benefit for the three and nine months ended September 30, 2017 was $1,171 and $397, respectively, on pre-tax losses of $3,434 and 1,493, respectively. This resulted in an effective tax rate of 34% and 27%, respectively. For the three and nine month periods ended September 30, 2016, our effective income tax rate was 32% and 28%, respectively. The variances to the effective income tax rate between periods is due, in large, to state income taxes charged to the Company’s subsidiaries.

Net Loss

As a result of the foregoing, the Company’s net loss for the third quarter 2017 was $2,263, or $0.38 per diluted share, compared to a net loss of $1,806, or $0.30 per diluted share for the third quarter of 2016. For the nine months ended September 30, 2017, the Company’s net loss was $1,096, or $0.18 per diluted share, compared to a net loss of $1,581 or $0.26 per diluted share for the nine months ended September 30, 2016.

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

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the nine months ended September 30, 2017 and 2016.

	Nine months ended September 30,
Summary of Cash Flows	2017	2016
Net cash provided by operating activities	$3,832	$1,659
Net cash used in investing activities	(21,182)	(9,428)
Net cash used in financing activities	(16)	(1,262)
Net decrease in cash and cash equivalents	$(17,366)	$(9,031)

Nine months ended September 30, 2017

For the nine months ended September 30, 2017, net cash provided by operating activities as reported on our consolidated statement of cash flows was $3,832, driven, in large, by our collection of approximately $34,411 in premiums for the period (net of the amounts that we have ceded to our reinsurers), less the payment of approximately $19,920 in loss and LAE expenses (net of ceded recoveries collected from our reinsurers). We also paid approximately $6,830 in commissions to our agencies, Brotherhood and Citizens (as ceding commissions), as well as cash payments in the approximate amount of $3,829 for taxes, assessments and general and administrative expenses.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except share and per share data)

Net cash used in investing activities as reported on our consolidated statement of cash flows was $21,182, driven primarily by the net purchases of fixed income and equity securities as well as short term investments for our investment portfolio. Net cash used in financing activities was $16, as a result of a dividend payment of $240 made to Advisors as holders of the Preferred Shares issued in the MSA termination transaction, net of $224 in proceeds from the sale of our common stock.

As a result of the foregoing, cash and cash equivalents decreased from $43,045 as of December 31, 2016 to $25,679 as of September 30, 2017.

Nine months ended September 30, 2016

For the nine months ended September 30, 2016, the net cash provided by operating activities as reported on our consolidated statement of cash flows was $1,659, resulting from our collection of approximately $27,500 in premiums for the year (net of the amounts we have ceded to our reinsurers), less the payment of approximately $13,700 in loss and LAE expenses (net of ceded recoveries collected from our reinsurers). We also paid approximately $5,300 in commissions to our agencies, as well as to Brotherhood and Citizens as ceding commissions. Lastly, cash payments in the approximate amount of $6,800 were made for taxes, assessments and general and administrative expenses.

The net cash used by investing activities as reported on our consolidated statement of cash flows was $9,428, resulting from the net purchases of fixed income, equity securities and short term investments for our investment portfolio. Net cash used by financing activities was $1,262, which resulted from a dividend payment of $240 to Advisors as holders of the Preferred Shares issued in the MSA termination transaction, as well as the payment of $1,022 for the repurchase of 153,905 shares of our common stock pursuant to our share buyback program.

As a result of the foregoing, cash and cash equivalents decreased from $47,957 as of December 31, 2015 to $38,926 as of September 30, 2016.

Regulatory Capital

In the United States, a risk-based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including Louisiana, the domiciliary state of our insurance subsidiary, Maison, as well as Texas, where Maison began writing business in June 2015, have adopted the NAIC RBC requirements. In general, insurers reporting surplus with respect to policyholders below 200% of the authorized control level, as defined by the NAIC, on December 31st of the previous year are subject to varying levels of regulatory action, which may include discontinuation of operations. As of September 30, 2017, Maison’s reported surplus was considered to be in the “no action” level by the Louisiana Department of Insurance.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

($ amounts in thousands, except share and per share data)

Furthermore, pursuant to the consent order approving Maison’s admission into the State of Texas, Maison has agreed to:

●	Establish a deposit of $2,000 for the benefit of Texas policyholders. The Company has fulfilled this obligation by depositing fixed income securities, having an estimated fair value of $1,998 as of September 30, 2017, with the State of Texas.

●	Maintain a Risk-Based-Capital (“RBC”) ratio of 300% or more, and provide calculation of such ratio to the TDI on a periodic basis. Maison has fulfilled this obligation by maintaining an RBC ratio over 300% through September 30, 2017.

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

As of September 30, 2017, Maison has fulfilled these obligations as its RBC ratio exceeded 300% and its capital surplus was $35,962.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, and completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e), as adopted by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2017.

During the quarter ended September 30, 2017, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

($ amounts in thousands, except share and per share data)

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 16, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 23, 2017, the Company announced that Dan Case has been appointed to the position of Chief Operating Officer. In connection with Mr. Case’s new employment, Mr. Case has the opportunity to purchase up to 68,027 shares of the Company’s common stock on the open market or in direct purchases from the Company during his first six months of employment with the Company, and at the end of the six-month purchase period, the Company will match any such shares purchased by Mr. Case with a grant of restricted stock units (“RSUs”) of the Company equal to two RSUs for each share purchased by Mr. Case. The RSUs will vest 20% per year over five years following the date granted, subject to continued employment through such vesting date. The aggregate maximum number of shares of the Company’s common stock that may be acquired pursuant to this arrangement, including through open market purchases, purchases from the Company and grants from the Company, is 204,081. Any shares purchased directly from the Company will be made at a price equal to the closing price of the Company’s common stock on the prior trading day, but not less than the latest quarter end published book value per share. This arrangement was entered into outside of the Company’s existing shareholder approved equity plans and was approved by the Compensation Committee of the Company’s Board of Directors as an inducement material to Mr. Case entering into employment with the Company in reliance on Nasdaq Listing Rule 5635(c)(4). As of November 1, 2017, Mr. Case had purchased 50,092 shares of the Company’s common stock pursuant to this arrangement, 28,000 of which shares were purchased directly from the Company at a purchase price of $8.00 per share on September 14, 2017. The shares of the Company’s common stock issued under this arrangement were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	November 13, 2017	By:	/s/ Douglas N. Raucy
Douglas N. Raucy, President, Chief Executive Officer and Director
(principal executive officer)

Date:	November 13, 2017	By:	/s/ John S. Hill
John S. Hill, Vice President, Chief Financial Officer, and Secretary

(principal financial and accounting officer)