Form 10-K
period 2017-12-31
1347 Property Insurance Holdings, Inc.
filed 2018-03-26
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number 001-36366

1347 Property Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1119100
(State of incorporation)	(I.R.S Employer Identification No.)

1511 N. Westshore Blvd., Suite 870, Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

(813)-579-6213
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The Nasdaq Stock Market LLC

8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]		Accelerated Filer [ ]

Non-Accelerated Filer	[ ]	(do not check if smaller reporting company)	Smaller Reporting Company [X]

Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the Registrant’s common stock held by non-affiliates was $24,967,545 on June 30, 2017, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 26, 2018, the total number of common shares outstanding of the Registrant’s common stock was 5,984,766.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission no later than April 30, 2018, are incorporated by reference into Part III of this Form 10-K.

1347 PROPERTY INSURANCE HOLDINGS, INC.

1347 PROPERTY INSURANCE HOLDINGS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “indicate,” “intend,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “will,” “would,” “will be,” “will continue,” “will likely result” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these to be reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Management cautions that the forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation: our limited operating history as a publicly traded company; our ability to obtain market share; our ability to access capital; changes in economic, business and industry conditions; legal, regulatory and tax developments; our ability to comply with regulations imposed by the states of Louisiana, Texas and Florida and the other states where we may do business in the future; our insurance subsidiary, Maison Insurance Company’s ability to meet minimum capital and surplus requirements; our ability to participate in take-out programs; our ability to expand our business to other states; the level of demand for our coverage and the incidence of catastrophic events related to our coverage; our ability to compete with other insurance companies; inadequate loss and loss adjustment expense reserves; effects of emerging claim and coverage issues; the failure of third party adjusters to properly evaluate claims or the failure of our claims handling administrator to pay claims fairly; investment losses; climate change and increasing occurrences of weather-related events; increased litigation in the insurance industry; non-availability of reinsurance; our ability to recover amounts due from reinsurers; the accuracy of models used to predict future losses; failure of risk mitigation strategies and/or loss limitation methods; Maison’s failure to maintain certain rating levels; our ability to establish and maintain an effective system of internal controls; the impact of our status as an “emerging growth company”; conflicts of interest between us and KFSI and its affiliates or between us and FGI and its affiliates; different interests of controlling stockholders; failure of our information technology systems, data breaches and cyber-attacks; the ability of our third-party policy administrator to properly handle our policy administration process; the requirements of being a public company; the success of our acquisition strategy; our ability to develop and implement new technologies; our ability to accurately price the risks that we underwrite; the amount of operating resources necessary to develop future new insurance policies; assumptions related to the rate at which our existing policies will renew; our status as an insurance holding company; the ability of our subsidiaries to pay dividends to us; our ability to attract and retain qualified personnel, including independent agents; the impact of tax reform; and restrictions imposed on our net operating loss carryforwards.

Our expectations may not be realized. If one of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. You are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included or incorporated by reference to the Form 10-K are made only as of the date hereof and do not necessarily reflect our outlook at any other point time. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect new information, future events or developments.

1347 PROPERTY INSURANCE HOLDINGS, INC.

ITEM 1.	BUSINESS

Overview

1347 Property Insurance Holdings, Inc. (“PIH”, the “Company”, “we”, or “us”) is an insurance holding company specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. These markets are characterized as regions where larger, national insurers have reduced their market share in favor of other, less catastrophe exposed markets. These markets are also characterized by state-administered residual insurers controlling large market shares. These unique markets can trace their roots to Hurricane Andrew, after which larger national carriers limited their capital allocation and approaches to property risk aggregation. These trends accelerated again after back to back exceptionally active hurricane seasons in 2004 and 2005. However, the decade following Hurricane Katrina in 2005, had relatively few losses arising from tropical storm activity which led to declines in reinsurance pricing and increases in its availability. We were incorporated on October 2, 2012 in the State of Delaware to take advantage of these favorable dynamics where premium could be acquired relatively more quickly and under less competitive pressure than in other property insurance markets and reinsurance, a significant expense for primary insurers, was declining from record high levels. We execute on this opportunity via a management team with expertise in the critical facets of our business: underwriting, claims, reinsurance, and operations. Within our three-state market, we seek to sell our products in territories with the highest rate per exposure and the least complexity in terms of risk. Further, we seek to leverage our increasingly geographically diverse insurance portfolio to gain efficiencies with respect to reinsurance. As of December 31, 2017 we covered risks under approximately 51,000 policies, an increase of almost 48% from one year prior.

On November 19, 2013, we changed our legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc., and on March 31, 2014, we completed an initial public offering of our common stock. Prior to March 31, 2014, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned holding company based in Canada. As of December 31, 2017, KFSI and its affiliates owned approximately 8.3% of our outstanding shares of common stock and warrants and performance shares to acquire approximately an additional 23.9% of our outstanding shares of common stock. In addition, as of December 31, 2017, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 36.0% of our outstanding shares of common stock. D. Kyle Cerminara, a member of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, a member of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

We have three wholly-owned subsidiaries: Maison Insurance Company, or “Maison”, Maison Managers Inc., or “MMI”, and ClaimCor, LLC, or “ClaimCor”.

Through Maison, we began providing property and casualty insurance to individuals in Louisiana in December 2012. In September 2015, Maison began writing manufactured home policies in the State of Texas on a direct basis. Our current insurance offerings in Louisiana and Texas include homeowners insurance, manufactured home insurance and dwelling fire insurance. We write both full peril property policies as well as wind/hail only exposures and we produce new policies through a network of independent insurance agencies. We refer to the policies we write through independent agencies as voluntary policies. We also wrote commercial business in Texas through a quota share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we had assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas.

In addition to the voluntary policies that Maison writes, we have participated in the last six rounds of take-outs from Louisiana Citizens Property Insurance Corporation, or “LA Citizens”, occurring on December 1st of each year, as well as the inaugural depopulation of policies from the Texas Windstorm Insurance Association, or “TWIA”, which occurred on December 1, 2016. Under these programs, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by LA Citizens and TWIA. The majority of policies that we have obtained through LA Citizens as well as all of the policies we have obtained through TWIA cover losses arising only from wind and hail. Prior to our take-out, some of the LA Citizens and TWIA policyholders may not have been able to obtain such coverage from any other marketplace.

On March 1, 2017, Maison received a certificate of authority from the Florida Office of Insurance Regulation, or “FOIR”, which authorized Maison to write personal lines insurance in Florida. Pursuant to the Consent Order issued, Maison has agreed to comply with certain requirements as outlined by the FOIR until Maison can demonstrate three consecutive years of statutory net income following our admission into Florida as evidenced by its Annual Statement filed with the National Association of Insurance Commissioners. To comply with a requirement of the consent order that Maison have at least $35 million in capital and surplus, and maintain an RBC ratio of 300% or more, on March 31, 2017, Maison received a capital contribution from PIH in the amount of $16 million.

1347 PROPERTY INSURANCE HOLDINGS, INC.

On September 29, 2017, Maison received authorization from the FOIR to assume personal lines policies from Florida Citizens Property Insurance Corporation (“FL Citizens”) pursuant to a proposal of depopulation which Maison filed with FL Citizens on August 18, 2017. Accordingly, on December 19, 2017, Maison entered the Florida market via the assumption of approximately $5.7 million in premium on approximately 3,500 policies from FL Citizens.

MMI serves as our management services subsidiary, known as a managing general agency, and provides underwriting, policy administration, claims administration, marketing, accounting and other management services to Maison. MMI contracts primarily with independent agencies for policy sales and services, and also contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by, and subject to, the regulatory oversight of the LDI, TDI and FOIR. MMI earns commissions on a portion of the premiums Maison writes, as well as a per policy fee which ranges from $0-$75 for providing policy administration, marketing, reinsurance contract negotiation, and accounting and analytical services.

On January 2, 2015, we completed our acquisition of 100% of the membership interests of ClaimCor, a claims and underwriting technical solutions company. Maison processes claims made by our policyholders through ClaimCor, and also through various third-party claims adjusting companies during times of high volume, so that we may provide responsive claims handling service when catastrophe events occur which impact many of our policyholders. We have the ultimate authority over the claims handling process, while the agencies that we appoint have no authority to settle our claims or otherwise exercise control over the claims process.

Business Strategy

Our primary goal is to continue to expand our property and casualty writings. Our goal for Louisiana, the first state where we began to offer insurance, has been to establish a market share of 2% to 3%. We plan to expand our writings in Louisiana and other states through:

●	Increasing our number of voluntary policies. We believe that ease of use enhancements for our web-based agent quoting portal as well as refining our product offerings has positioned us to continue to experience organic new policy growth through our independent agencies. Our goal is to continue to grow through strategic relationships with agencies in the states where we currently provide insurance and also potentially in new coastal markets in the United States. Our years of experience in coastal markets make us qualified to manage agent expectations and provide superior support and service for our policyholders.

●	Increasing our book of business through the depopulation of policies from FL Citizens, LA Citizens, and TWIA. On December 19, 2017, we participated in the depopulation of wind/hail-only policies from FL Citizens, which has allowed us to quickly establish a significant presence in the State of Florida. We plan to continue to focus on wind/hail-only and other specialty products in the states of Florida, Louisiana, and Texas where we have extensive management experience.

●	Strategic acquisitions. We intend to explore growth opportunities through strategic acquisitions in coastal states, including Louisiana, Texas and Florida. We also plan to pursue complementary books of business provided they meet our underwriting criteria. We will evaluate each opportunity based on expected economic contribution to our results and support of our market expansion initiatives.

●	Attracting and retaining high-quality agents. We intend to focus our marketing efforts on maintaining and improving our relationships with highly productive independent agents, as well as on attracting new high quality agents in areas with a substantial potential for profitable growth.

●	Reducing our ratio of expenses to net premiums earned and using technology to increase our operating efficiency. We are committed to improving our profitability by reducing expenses through enhanced technologies and by increasing the number of policies that we write through the strategic deployment of our capital. We currently outsource our policy administration and a portion of our claims handling functions to third parties with our dedicated oversight and direction, which we believe results in increased service and lower expense and loss ratios.

The Company will continue to evaluate its existing book of business with an emphasis on risk-adjusted returns and rate adequacy. Accordingly, we have terminated our quota-share agreement with Brotherhood Mutual Insurance Company effective January 1, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

We may also face competition from new entrants in our niche markets. In some cases, these companies may price their products below ours due to their interest in quickly growing their business. Although our pricing is inevitably influenced to some degree by that of our competitors, we believe that it is generally not in our best interest to compete solely on price. We also compete on the basis of underwriting criteria, our distribution network and superior policy, underwriting and claims service to our agents and insureds.

Some of the national and regional companies which compete with us include ASI Lloyds, American Integrity Insurance Company, Lighthouse Property Insurance Corporation, United Property & Casualty, First Community Insurance Company, Southern Fidelity Insurance, Safepoint Insurance Company, Imperial F&C Insurance Company, Americas Insurance Company, Access Home Insurance Company, Family Security Insurance Company, Gulfstream Property and Casualty Insurance Company, Federated National Insurance Company, and Centauri Specialty Insurance Company.

Claims Administration

Claims administration and adjusting involves the handling of routine “non-catastrophic” as well as catastrophic claims. In the event of a hurricane or other catastrophic claim, our claims volume would increase significantly. Rather than increase the size of our staff in anticipation of such an event, we believe that outsourcing a portion of our claims handling improves our operational efficiency because an appropriately selected third party will have the resources to adjust the catastrophe related claims cost effectively and with the level of service we endeavor to provide for our policyholders. Accordingly, we have outsourced our claims adjusting program to certain third party adjusters with experience in Texas, Louisiana and Florida. Under the terms of the service contract between Maison and MMI, MMI handles the claims administration for both catastrophic and non-catastrophic insurable events. In handling the claims administration, the examiner for MMI reviews all claims and loss reports, and if warranted, investigates such claims and losses.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

The Company’s excess of loss reinsurance treaties are based upon a treaty year beginning on June 1st of each year and expiring on May 31st of the following year. Thus, the financial statements for the years ended December 31, 2017 and 2016 contain premiums ceded under three separate excess of loss treaties. Under both the Company’s 2016/2017 and 2015/2016 excess of loss treaties, for each catastrophic event occurring within a 144-hour period, the Company receives reinsurance recoveries of up to $170 million in excess of a retention of $5 million per event. The Company had also procured another layer of reinsurance protection that can be used for any event above $175 million, up to a maximum recovery of $25 million. This $25 million second layer of coverage applies in total to all events occurring during the respective treaty year.

Investments

We hold an investment portfolio comprised primarily of fixed income securities issued by the U.S. government, government agencies and high quality corporate issuers. The fixed income portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by the investment committee of the Company’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk and are reviewed on a regular basis in order to ensure that our investment policy evolves in response to changes in the financial market. Additionally, the investment committee comprised of a portion of the Company’s directors is in place to identify, evaluate and approve suitable investment opportunities for the Company. This has resulted in a number of equity investments managed by the committee that represent approximately 4.9% of the Company’s total investment portfolio as of December 31, 2017. Investments held by the Company’s insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments.

Technology

Our business depends upon the use, development and implementation of integrated technology systems. These systems enable us to provide a high level of service to agents and policyholders by: processing business in a timely and efficient manner; communicating and sharing data with agents; providing a variety of methods for the payment of premiums; and allowing for the accumulation and analysis of information for the management of our insurance subsidiary. We believe the availability and use of these technology systems has resulted in improved service to agents and customers and increased efficiencies in processing the business of Maison and resulted in lower operating costs. We contract with unaffiliated, independent third parties for many of our technology systems, including the system we use to bind new policies and renew existing policies, handle claims, analyze data with respect to the premiums we collect and the losses we incur, and other policy administration processes. Any failure on the part of such third party to properly handle our technology systems could negatively affect our operations.

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

Regulation of the Payment of Dividends and other Transactions between Affiliates

Dividends paid by Maison are restricted by the Louisiana Insurance Code. Dividends can only be paid if Maison’s paid-in capital and surplus exceed the minimum required by the Louisiana Insurance Code. Any dividend or distribution (that when aggregated with any other dividends or distributions made within the preceding twelve months) which exceeds the lesser of (a) ten percent of the insurer’s surplus as regards policyholders as of the thirty-first day of December next preceding; or (b) the net income of the insurer, not including realized capital gains, for the twelve month period ending the thirty-first day of December next preceding; is considered to be extra-ordinary and shall not be paid until thirty days after the LDI has received notice of the declaration thereof and has not within that period disapproved the payment, or until the LDI has approved the payment within the thirty-day period. In determining whether a dividend or distribution is extra-ordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out in dividends. Furthermore, pursuant to the Consent Order issued to us as a condition to our doing business in Florida, Maison is restricted from issuing any dividends to its shareholder without receiving prior approval from the FOIR. As of December 31, 2017, Maison has not paid any dividends to its sole shareholder, PIH.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Our other subsidiary companies collect the majority of their revenue through their affiliation with Maison. Our subsidiary company MMI, earns commission income from Maison for underwriting, policy administration, claims handling, and other services provided to Maison. Our subsidiary company, ClaimCor, earns claims adjusting income for adjusting certain of the claims of Maison’s policyholders. While dividend payments from our other subsidiaries are not restricted under insurance law, the underlying contracts between Maison and our other subsidiary companies are regulated by, and subject to the approval of, insurance regulators.

Maison is subject to state laws and regulations regarding approval of rates and rules with respect to its insurance policies. Each state’s respective insurance department has the authority to approve insurance rates or rate changes for the lines of property and casualty insurance which Maison writes. Maison’s ability to change rates and the relative timing of the rate making process are dependent upon each state’s statutory and regulatory requirements.

Requirements for Exiting Geographic Markets and/or Canceling or Non-renewing Policies

Maison is subject to Florida, Louisiana and Texas state laws and regulations which may restrict Maison’s timing or ability to either discontinue or substantially reduce its writings in the states in which it operates. These laws and regulations limit the reasons for cancellation or non-renewal, typically require prior notice, and in some instances require prior approval from the respective regulatory agency. For example, in Louisiana, no insurer may cancel or fail to renew a homeowner’s policy of insurance or increase the policy deductible that has been in effect and renewed for more than three years unless the change is based upon non-payment of premium, fraud of the insured, a material change in the risk being insured, two or more claims within a period of three years, or if continuance of such policy endangers the solvency of the insurer.

Risk of Assessment by Florida, Louisiana and Texas

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

As a property insurer licensed in Texas, Maison is a member of TWIA, which provides wind and hail coverage to coastal risks unable to procure coverage in the voluntary market. Maison may become subject to assessment from TWIA should a major loss event deplete TWIA’s available loss reserves and reinsurance coverage. Maison is also a member insurer of the Texas Property and Casualty Insurance Guaranty Association and the FAIR Plan and is subject to assessment by each as set forth in the Texas Insurance Code.

As we have entered into the Florida market, Maison will be required to participate in the Florida Insurance Guaranty Association (“FIGA”), the Florida Hurricane Catastrophe Fund (“FHCF”), and FL Citizens. FIGA services claims of member insurance companies which have become insolvent and are ordered to be liquidated. In the event of an insolvency, Maison may be subject to assessment from FIGA based upon the amount of premium Maison writes in Florida. Similarly, as an admitted insurer in Florida, Maison is subject to assessment from the FHCF and FL Citizens based upon the amount of premium Maison writes in Florida. While current regulations allow the Company to recover from policyholders the amount of these assessments imposed upon the Company, the Company’s payment of the assessments and recoveries may not offset each other in the same year.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

For the year ended December 31, 2017, Maison had twelve of the thirteen IRIS ratio results within the usual range. The only ratio with results that fell outside of the usual range was caused by Maison’s yield on investments being below the lower end of the usual range (3%) due to the general low investment yields currently realized on the highly rated fixed income securities we hold as part of our overall investment strategy.

Management does not anticipate regulatory action as a result of these IRIS ratio results.

Risk Based Capital Requirements

In the United States, a risk-based capital (“RBC”) formula is used by the NAIC to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including Louisiana, Texas and Florida, have adopted the NAIC RBC requirements. In general, insurers reporting surplus with respect to policyholders below 200% of the authorized control level, as defined by the NAIC, on December 31st of the previous year are subject to varying levels of regulatory action, which may include discontinuation of operations. Furthermore, pursuant to the consent order approving Maison’s admission into the State of Texas, Maison has agreed to maintain a RBC ratio of 300% or more, and provide calculation of such ratio to the TDI on a periodic basis. As of December 31, 2017, Maison’s RBC ratio was 363%.

State Deposits

States routinely require deposits of assets for the protection of policyholders. As of December 31, 2017, Maison held certificates of deposit with an estimated fair value of approximately $100,000 and $300,000 as a deposit with the LDI and FOIR, respectively. Maison also held cash and investment securities with an estimated fair value of approximately $1,988,000 as of December 31, 2017 as a deposit with the TDI.

Employees

As of December 31, 2017 we had thirty employees, twenty-one of whom work at our offices in Tampa, Florida, five of whom work at our offices in Baton Rouge, Louisiana, three of whom work from Texas, and one of whom works from Georgia. From time to time, we employ and supplement our staff with temporary employees and consultants. We are not a party to any collective bargaining agreement and believe that relations with our employees are satisfactory. Each of our employees has entered into confidentiality agreements with us.

Website

Our corporate website is www.1347pih.com.

ITEM 1A.	RISK FACTORS

We may not have future opportunities to participate in take-out programs.

We were able to obtain policies from the last six annual LA Citizens take-outs occurring on December 1st of each year from 2012 to 2017, from which we have approximately 12,000 policies in-force or approximately 24% of our total direct and assumed policies as of December 31, 2017. Furthermore, we participated in our first depopulation from FL Citizens on December 19, 2017, and the inaugural take-out of policies from TWIA on December 1, 2016. As of December 31, 2017 we have assumed 3,444 and 745 policies for the coverages of wind and hail only from FL Citizens and TWIA, respectively. In the future, we may not be able to obtain the quantity or quality of policies currently obtained due to changes in the take-out programs, our inability to meet take-out program participation requirements, or due to changes to the market in general. Additionally, competitors could change their risk profile characteristics, and write these risks directly, which would cause us to lose these policies. The loss of these policies could impact our ability to absorb fixed expenses with lower volumes in the future.

1347 PROPERTY INSURANCE HOLDINGS, INC.

A substantial portion of our in-force policies have been assumed from state-run insurers and cover losses arising only from wind and hail, which creates a large concentration of our business in wind and hail only coverage and limits our ability to implement our restrictive underwriting guidelines.

While both LA Citizens and FL Citizens write full peril protection policies in addition to wind and hail only policies, the majority of policies that we have obtained through these insurers’ take-out programs cover losses arising only from wind and hail. Furthermore, the policies which we have assumed from TWIA are wind and hail only policies, as TWIA does not write full peril protection policies. Prior to our take-out, some of these LA Citizens, FL Citizens and TWIA policyholders may not have been able to obtain such coverage from any other marketplace. Approximately 26% of our total direct and assumed policies as of December 31, 2017 represent LA Citizens, FL Citizens and TWIA wind and hail only policies. These exposures may subject us to greater risk from catastrophic events. While our voluntary independent agency program includes various restrictive underwriting strategies, we are unable to implement these strategies to the wind and hail only policies that are taken-out from LA and FL Citizens and TWIA. Pursuant to these depopulation programs, we must offer a minimum number of renewals on any policy taken out under the program, thus limiting our ability to implement some of our underwriting guidelines. Upon renewal of these policies, however, we analyze replacement cost scenarios to ensure the appropriate amount of coverage is in effect. Our results may be negatively impacted by these limitations.

We have a risk posed by the lack of geographic diversification and concentration of policyholders in Louisiana, Florida and Texas.

As of December 31, 2017, we had covered risks on approximately 51,000 direct and assumed policies. Of these policies, 34,500, or approximately 68% are in Louisiana, 12,800, or approximately 25%, are in Texas, while the remaining 3,400 policies, or 7% of policies, are in Florida. These three states have significant exposed coastline. According to the Coastal Protection and Restoration Authority of Louisiana, over 2 million residents — approximately 47% of the state’s population based on 2009 U.S. Census estimates — live in Louisiana’s coastal parishes.

Maison insures personal property located in 63 of the 64 parishes in Louisiana. As of December 31, 2017, these policies are concentrated within these parishes, presented as a percentage of our total direct and assumed policies in all states, as follows: Saint Tammany Parish, 9.8%, Jefferson Parish, 9.2%, and East Baton Rouge Parish, 5.8%. No other parish in Louisiana or county in Texas or Florida individually has over 5.0% of our total direct and assumed policies as of December 31, 2017. As of December 31, 2017, Maison has written or assumed policies in 156 of the 254 counties that comprise the State of Texas, and in 28 of the 67 counties in Florida.

If we are not able to significantly expand to other states, we may risk higher reinsurance costs and greater loss experience with storm activity occurring in Texas, Florida and Louisiana.

Our strategy to expand into other states, including Florida, may not succeed.

Our strategy for growth includes potentially entering into new states. This strategy could divert management’s attention. We cannot predict whether we will be able to enter new states or whether applicable state regulators will grant Maison a license to do business in such states. We cannot know if we will realize the anticipated benefits of operating in new states or if there will be substantial unanticipated costs associated with such expansion. Any of these factors could adversely affect our financial position and results of operations. Although we have received authorization from the FOIR via a consent order to write personal lines business in Florida, the order stipulates that we maintain catastrophe reinsurance at such levels as deemed appropriate by the FOIR. Should we not be able to comply with these regulations our expansion into Florida may not succeed.

We have exposure to unpredictable catastrophes, which may have a material adverse effect on our financial results if they occur.

We offer full peril protection and wind/hail-only insurance policies that cover homeowners and owners of manufactured homes, as well as dwelling fire policies for owners of property rented to others, for losses that result from, among other things, catastrophes. We are therefore subject to claims arising out of catastrophes that may have a significant effect on our business, results of operations, and/or financial condition. Catastrophes can be caused by various events, including hurricanes, tropical storms, tornadoes, windstorms, earthquakes, hailstorms, explosions, flood, fire, and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our policyholders are currently concentrated in Louisiana, Florida and Texas. These states are subject to adverse weather conditions such as hurricanes and tropical storms. For example, in late August 2017, Hurricane Harvey made landfall in Louisiana and Texas, impacting many of our policyholders. This event primarily impacted our Texas policyholders along with a relatively smaller number of Louisiana policyholders. We expect our total gross incurred losses for Hurricane Harvey to be approximately $27,000,000, and expect to recover $22,000,000 from our reinsurers from this event. Insurance companies are not permitted to reserve for catastrophes until such an event takes place. Therefore, a severe catastrophe or series of catastrophes, could exceed our reinsurance protection and may have a material adverse impact on our results of operations and/or financial condition.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

The property and casualty insurance industry is highly competitive. We compete not only with other stock companies but also with mutual companies, underwriting organizations and alternative risk sharing mechanisms. Many of our competitors have substantially greater resources and name recognition than us. While our principal competitors cannot be easily classified, Maison considers its primary competing insurers to be: ASI Lloyds, American Integrity Insurance Company, Lighthouse Property Insurance Corporation, United Property & Casualty, First Community Insurance Company, Southern Fidelity Insurance, Safepoint Insurance Company, Imperial F&C Insurance Company, Americas Insurance Company, Access Home Insurance Company, Family Security Insurance Company, Gulfstream Property and Casualty Insurance Company, Federated National Insurance Company, and Centauri Specialty Insurance Company. As we write both full-peril as well as wind/hail only personal lines insurance throughout the states of Texas, Florida, and Louisiana, our principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large national firms, smaller regional companies or companies that write insurance only in Florida, Louisiana and/or Texas. We compete for business not only on the basis of price, but also on the basis of financial strength, availability of coverage desired by customers, underwriting criteria and quality of service to our agents and insureds. We may have difficulty in continuing to compete successfully on any of these bases in the future.

In addition, industry developments could further increase competition in our industry, including:

●	an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better pricing and/or terms;

●	the creation or expansion of programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative market types of coverage;

●	changing practices caused by the Internet, which has led to greater competition in the insurance business;

●	changes to the regulatory climate in the states in which we operate; and

●	the passage of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to our insurance subsidiary.

These developments and others could make the property and casualty insurance marketplace more competitive. If competition limits our ability to write new business at adequate rates, our future results of operations would be adversely affected.

1347 PROPERTY INSURANCE HOLDINGS, INC.

If our actual losses from insureds exceed our loss reserves, our financial results would be adversely affected.

We record liabilities, which are referred to as reserves, for specific claims incurred and reported as well as reserves for claims incurred but not reported. The estimates of losses for reported claims are established on a case-by-case basis. Such estimates are based on our particular experience with the type of risk involved and our knowledge of the circumstances surrounding each individual claim. Reserves for reported claims encapsulate our total estimate of the cost to settle the claims, including investigation and defense of the claim, and may be adjusted for differences between costs as originally estimated and the costs as re-estimated or incurred. Reserves for incurred but not reported claims are based on the estimated ultimate cost of settling claims, including the effects of inflation and other social and economic factors, using past experience adjusted for current trends and any other factors that would modify past experience. We use a variety of statistical and actuarial techniques to analyze current claim costs, frequency and severity data, and prevailing economic, social and legal factors. Although management believes that amounts included in the consolidated financial statements for loss and loss adjustment expense reserves are adequate, future changes in loss development, favorable or unfavorable, may occur. Due to these uncertainties, the ultimate losses may vary materially from current loss reserves which could have a material adverse effect on our future financial condition, results of operations and cash flows.

As of December 31, 2017, our net loss and loss adjustment expense reserves of $4.5 million were comprised of incurred but not reported reserves of $2.4 million and known case reserves of $2.1 million.

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

The lack of availability of third party adjusters during periods of high claim frequency, or the failure of third party adjusters to properly evaluate claims or the failure of our claims handling administrator to pay claims fairly could adversely affect our business, financial results and capital requirements.

We have outsourced a portion of our claim adjusting function to third party adjusters and therefore rely on these third party adjusters to accurately evaluate claims that are made under our policies. Many factors affect our ability to pay claims accurately, including the training and experience of their claims representatives, the culture of their respective claims organizations, the effectiveness of their management and their ability to develop or select and implement appropriate procedures and systems to support their claims functions. In periods following catastrophic events, or during other periods of high claims frequency, the availability of third party adjusters may be limited. This lack of availability may result in an inability to pay our claims in a timely manner and damage our reputation in the marketplace.

Furthermore, MMI functions as our claims administrator and authorizes payment based on recommendations from third party adjusters; any failure on the part of the third party adjusters to recommend payment on claims fairly could lead to material litigation, or other extra-contractual liabilities, undermine our reputation in the marketplace, impair our image and adversely affect our financial results.

If we are unable to expand our business because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

Our future growth may depend on our ability to expand the number of insurance policies we write, the kinds of insurance products we offer and the geographic markets in which we do business, all balanced by the business risks we choose to assume and cede. Our existing sources of funds include possible sales of our securities and our earnings from operations and investments. Unexpected catastrophic events in our market areas, such as the hurricanes and other storms experienced in Florida, Louisiana and Texas in recent years, may result in greater claims losses than anticipated, which could require us to limit or halt our growth strategy in these and other coastal states we may enter while we deploy our capital to pay these unanticipated claims, unless we are able to raise additional capital.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our company’s capital and surplus, premiums and loss reserves in various investment vehicles.

A portion of our expected income is likely to be generated by the investment of our cash reserves in money market funds, bonds, and other investment vehicles. The amount of income generated from these investments is a function of our investment policy, available investment opportunities, and the amount of invested assets. If we experience larger than expected losses, our invested assets may need to be liquidated in order to provide the cash needed to pay current claims, which may result in lower investment income. We periodically review our investment policy in light of our then-current circumstances, including liquidity needs, and available investment opportunities. Fluctuating interest rates and other economic factors make it difficult to accurately estimate the amount of investment income that will actually be realized. We may realize losses on our investments, which may have a material adverse impact on our results of operations and/or financial condition.

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

An adverse rating from Demotech may negatively impact our ability to write new policies, renew desirable policies, or obtain adequate reinsurance, which could harm our business.

Although our insurance subsidiary company currently has a Financial Stability Rating of ‘A’ Exceptional from Demotech, Inc., the withdrawal of our rating could limit or prevent us from writing or renewing desirable insurance policies, from competing with insurers who have higher ratings, or from obtaining adequate reinsurance. The withdrawal or downgrade of our rating could have a material adverse effect on our results of operations and financial position because our insurance policies may no longer be acceptable to the secondary marketplace or mortgage lenders. Furthermore, a withdrawal or downgrade of our rating could prevent independent agencies from selling and servicing our insurance policies.

1347 PROPERTY INSURANCE HOLDINGS, INC.

We rely on independent agents to write our insurance policies, and if we are not able to attract and retain independent agents, our revenues would be negatively affected.

While we currently obtain some of our policies through the assumption of policies from TWIA and LA and FL Citizens, we still require the cooperation and consent of our network of independent agents. We rely on these independent agents to be the primary source for our property insurance policies. Many of our competitors also rely on independent agents. As a result, we must compete with other insurers for independent agents’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage or higher commissions to their agents. If our products, pricing and commissions are not competitive, we may find it difficult to attract business from independent agents to sell our products, or may receive less attractive business than our competitors. A material reduction in the amount of our products that independent agents sell would adversely affect our revenues.

We face a risk of non-availability of reinsurance, which may have a material adverse effect on our ability to write business and our results of operations and financial condition.

We use, and we expect to continue to use, reinsurance to help manage our exposure to catastrophic losses due to various events, including hurricanes, windstorms, hailstorms, explosions, power outages, fire and man-made events. The availability and cost of reinsurance are each subject to prevailing market conditions beyond our control which can affect business volume and profitability. We may be unable to maintain our current reinsurance coverage, to obtain additional reinsurance coverage in the event our current reinsurance coverage is exhausted by a catastrophic event, or to obtain other reinsurance coverage in adequate amounts or at acceptable rates. Similar risks exist whether we are seeking to replace coverage terminated during the applicable coverage period or to renew or replace coverage upon its expiration. Each of the FOIR, LDI and TDI require that we maintain a minimum level of reinsurance coverage as a condition of writing insurance in their jurisdictions. Should we not be able to maintain this coverage, these regulators may revoke our license to write insurance. We can provide no assurance that we can obtain sufficient reinsurance to cover losses resulting from one or more storms in the future, or that we can obtain such reinsurance in a timely or cost-effective manner. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to accept an increase in net risk exposures, we would have to reduce the amount of risk we underwrite. Either increasing our net exposure to risk or reducing the amount of risk we underwrite may cause a material adverse effect on our results of operations and our financial condition.

We face a risk of non-collectability of reinsurance, which may have a material adverse effect on our business, results of operations and/or financial condition.

Although reinsurers are liable to us to the extent of the reinsurance coverage we purchase, we remain primarily liable as the direct insurer on all risks that we reinsure. Accordingly, our reinsurance agreements do not eliminate our obligation to pay claims. As a result, we are subject to risk with respect to our ability to recover amounts due from reinsurers, including the risks that: (a) our reinsurers may dispute some of our reinsurance claims based on contract terms, and we may ultimately receive partial or no payment, or (b) the amount of losses that reinsurers incur related to worldwide catastrophes may materially harm the financial condition of our reinsurers and cause them to default on their obligations. While we will attempt to manage these risks through underwriting guidelines, collateral requirements, financial strength ratings, credit reviews and other oversight mechanisms, our efforts may not be successful. Further, while we may require collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions, balances generally are not collateralized because it has not always been standard business practice to require security for balances due. As a result, our exposure to credit risk may have a material adverse effect on our results of operations, financial condition and cash flow.

We use actuarially driven catastrophe models to provide us with risk management guidelines.

As is common practice within the insurance industry, we run our exposures in an actuarially driven model that uses past storm data to predict future loss of certain events reoccurring based upon the location and other data of our insured properties. These models, which are provided by independent third parties, can produce wide ranging results within the states we do business. We use these models along with the advice of our reinsurance intermediary to select the amount and type of reinsurance to mitigate the loss of capital from catastrophic wind events. These models are used to develop future theoretical loss scenarios, and there are risks that the amount of reinsurance purchased will be insufficient to cover the ultimate catastrophic wind event. Furthermore, the probability of the occurrence of a catastrophic event may be larger than that predicted by the models.

1347 PROPERTY INSURANCE HOLDINGS, INC.

The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.

We utilize a number of strategies to mitigate our risk exposure including:

●	utilizing restrictive underwriting criteria;

●	carefully evaluating and monitoring the terms and conditions of our policies;

●	focusing on our risk aggregations by geographic zones; and

●	ceding insurance risk to reinsurance companies.

However, there are inherent limitations in all of these tactics. An event or series of events may result in loss levels which could have a material adverse effect on our financial condition or results of operations.

The failure of any of the loss limitation methods we employ could have a material adverse effect on our financial condition or our results of operations.

Various provisions of our policies, such as limitations or exclusions from coverage which have been drafted to limit our risks, may not be enforceable in the manner we intend. At the present time, we employ a variety of endorsements to our policies that limit exposure to known risks, including but not limited to exclusions relating to flood coverage for homes in close proximity to the coast line. In addition, the policies we issue contain conditions requiring the prompt reporting of claims to us or to our claims handling administrator and our right to decline coverage in the event of a violation of that condition. While our insurance product exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or that legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would increase our loss experience, which could have a material adverse effect on our financial condition or results of operations.

Maison is subject to an independent third party rating agency and must maintain certain rating levels to continue to write much of its current and future policies.

In the event that Maison fails to maintain an “A” rating given by a rating agency acceptable to both our insurance agents and our insureds’ home lenders, it will be unable to continue to write much of its current and future insurance policies. In order to maintain this rating, among several factors, Maison must maintain certain minimum capital and surplus. The loss of such an acceptable rating may lead to a significant decline in our premium volume and adversely affect the results of our operations. Demotech, Inc. affirmed our Financial Stability Rating of “A” on December 8, 2017. This “Exceptional” rating continues as long as we continue to satisfy their requirements, including improving underwriting results, reporting risk-based capital and other financial measures, submitting quarterly statutory financial statements within 45 days of the period end and submitting annual statutory financial statements within 60 days of the period end.

If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. We currently qualify as an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”), and a smaller reporting company under the regulations of the Securities and Exchange Commission (the “SEC”). Both emerging growth companies and smaller reporting companies are exempt from the requirement to include the auditor’s report of the effectiveness of internal control over financial reporting and we will continue to be exempt until such time as we no longer qualify as an emerging growth company or smaller reporting company. Regardless of our qualification status, we have implemented substantial control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements of Nasdaq, among other items. Maintaining these internal controls is costly and may divert management’s attention.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Our evaluation of our internal controls over financial reporting may identify material weaknesses that may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or violations of Nasdaq’s listing rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This may have a material adverse effect on our business, financial condition and results of operations and could also lead to a decline in the price of our common stock.

While we currently qualify as an emerging growth company under the JOBS Act, and as a smaller reporting company under SEC regulations, we cannot be certain if we take advantage of the reduced disclosure requirements applicable to these companies that we will not make our common stock less attractive to investors. Once we lose emerging growth and smaller reporting company status, the costs and demands placed upon our management are expected to increase.

The JOBS Act permits emerging growth companies and the SEC’s rules permit smaller reporting companies like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth or smaller reporting companies. As long as we qualify as an emerging growth or smaller reporting company, we are permitted, and we intend to, omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act. We also take advantage of the exemption provided under the JOBS Act from the requirements to submit say on pay, say on frequency, and say on golden parachute votes to our stockholders and we will avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of these benefits until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) December 31, 2019, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act. In addition, we will continue to be a smaller reporting company until we have more than $75 million in public float (based on our common equity) measured as of the last business day of our most recently completed second fiscal quarter or, in the event we have no public float (based on our common equity), annual revenues of more than $50 million during the most recently completed fiscal year for which audited financial statements are available.

Until such time that we lose emerging growth company and/or smaller reporting company status, it is unclear if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements.

We have directors who also serve as directors and/or executive officers for our controlling stockholders, which may lead to conflicting interests.

As a result of our having previously spun off from KFSI, we have directors who also serve as directors and executive officers of KFSI, 1347 Advisors, LLC (“1347 Advisors”), a wholly-owned subsidiary of KFSI, Atlas Financial Holdings, Inc. (Nasdaq: AFH) (“Atlas”), and Limbach Holdings, Inc. (Nasdaq: LMB) (“Limbach”). As of December 31, 2017, KFSI and its affiliates beneficially owned approximately 8.3% of our outstanding shares of common stock and also warrants and performance shares to acquire an additional 23.9% of our outstanding shares of common stock. We also have directors who serve as executive officers and/or directors of FGI and its affiliates, which together, as of December 31, 2017, beneficially owned approximately 36.0% of our outstanding shares of common stock. In addition, FGI and its affiliates beneficially own 4.9% of our outstanding shares of 8.00% cumulative Preferred Stock, Series A.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Our executive officers and members of our Company’s Board of Directors have fiduciary duties to our stockholders; likewise, persons who serve in similar capacities at KFSI, 1347 Advisors, Atlas, and Limbach and FGI have fiduciary duties to those companies’ investors. We may find, though, the potential for a conflict of interest if our Company and one or more of these other companies pursue acquisitions, investments and other business opportunities that may be suitable for each of us. Our directors who find themselves in these multiple roles may, as a result, have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Furthermore, our directors who find themselves in these multiple roles own stock options, shares of common stock and other securities in some of these entities. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company and these other entities. From time to time, we may enter into transactions with or participate jointly in investments with KFSI, 1347 Advisors, Atlas, Limbach, or FGI or its affiliates. We may create new situations in the future in which our directors serve as directors or executive officers in future investment holdings of such entities.

Our information technology systems may fail or suffer a loss of security which may have a material adverse effect on our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform actuarial and other modeling functions necessary for our underwriting business, as well as to handle our policy administration processes (such as the printing and mailing of our policies, endorsements, and renewal notices, etc.). Our operations are dependent upon our ability to process our business timely and efficiently and protect our information systems from physical loss or unauthorized access. In the event one or more of our facilities cannot be accessed due to a natural catastrophe, terrorist attack or power outage, or systems and telecommunications failures or outages, external attacks such as computer viruses, malware or cyber-attacks, or other disruptions occur, our ability to perform business operations on a timely basis could be significantly impaired and may cause our systems to be inaccessible for an extended period of time. A sustained business interruption or system failure could adversely impact our ability to perform necessary business operations in a timely manner, hurt our relationships with our business partners and customers and have a material adverse effect our financial condition and results of operations.

Our operations also depend on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. From time to time, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. Computer viruses, hackers, employee misconduct and other external hazards could expose our data systems to security breaches, cyber-attacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary information by electronic means. Our systems and networks may be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our customers’ information, which in turn may result in legal claims, regulatory scrutiny and liability, damage to our reputation, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisers or other damage to our business.

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

We outsource our policy administration process to an unaffiliated, independent third party service provider. Any failure on the part of such third party to properly handle our policy administration process could lead to material litigation, extra-contractual liabilities, regulatory action, and undermine our reputation in the marketplace, impair our image and negatively affect our financial results.

We have a limited operating history as a publicly-traded company. Our inexperience as a public company and the requirements of being a public company may strain our resources, divert management’s attention, affect our ability to attract and retain qualified board members and have a material adverse effect on us and our stockholders.

We have a limited operating history as a publicly-traded company. Our Board of Directors and senior management team has overall responsibility for our management and not all of our directors and members of our senior management team have prior experience in operating a public company. As a publicly-traded company, we are required to develop and implement substantial control systems, policies and procedures in order to satisfy our periodic SEC reporting and Nasdaq obligations. Management’s past experience may not be sufficient to successfully develop and implement these systems, policies and procedures and to operate our company. Failure to do so could jeopardize our status as a public company, and the loss of such status may have a material adverse effect on us and our stockholders.

In addition, as a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and Nasdaq rules, including those promulgated in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we need to continually commit significant resources, maintain staff and provide additional management oversight. In addition, sustaining our growth will require us to commit additional management, operational and financial resources to identify new professionals to join our organization and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As a public company, we incur significant annual expenses related to these steps associated with, among other things, director fees, reporting requirements, transfer agent fees, accounting, legal and administrative personnel, auditing and legal fees and similar expenses. We also incur higher costs for director and officer liability insurance. Any of these factors make it more difficult for us to attract and retain qualified members of our Board of Directors. Finally, we expect to incur additional costs once we lose emerging growth company and/or smaller reporting company status.

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

Our strategy for growth includes, among other things, acquisition transactions. This strategy could divert management’s attention, or, if implemented, create difficulties including the integration of operations and the retention of employees, and the contingent and latent risks associated with our transaction partner. The risks associated with the acquisition of a smaller insurance company include:

●	inadequacy of reserves for losses and loss expenses and other unanticipated liabilities;

●	quality of their data and underwriting processes;

●	the need to supplement management with additional experienced personnel;

●	conditions imposed by regulatory agencies that make the realization of cost-savings through integration of operations more difficult;

●	the requirement for regulatory approval for certain acquisitions;

●	a need for additional capital that was not anticipated at the time of the acquisition; and

●	the use of a substantial amount of our management’s time.

We may be unable to identify and complete a future transaction on terms favorable to us. We may not know if we will realize the anticipated benefits of a completed transaction and there may be substantial unanticipated costs associated with the transaction. In addition, a future transaction may result in tax consequences at either or both the stockholder and company level, potentially dilutive issuances of our securities, the incurrence of additional debt and the recognition of potential impairment of goodwill and other intangible assets. Each of these factors could adversely affect our financial position and results of operations.

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

Because we have assumed a substantial portion of our current policies from LA Citizens, FL Citizens and TWIA, our rates are based, to a certain extent, on the rates charged by those insurers. In determining the rates we charge in connection with the policies we have assumed, our rates must be equal to or less than the rates previously charged by the state-run insurer. If LA or FL Citizens reduces its rates, we must reduce our rates to keep them equivalent to or less than their rates; however, if LA or FL Citizens increases its rates, we may not automatically increase our rates. Additionally, absent certain circumstances, we must continue to provide coverage to the policyholders that we assume from LA or FL Citizens if we have underwritten the same policyholder for a period of three consecutive years. In determining the rates we charge in connection with the policies we have assumed from TWIA, our rates must be no greater than 115% of premiums charged by TWIA for comparable coverage. Additionally, we must continue to provide coverage to the policyholders under those policies that we have assumed from TWIA for a minimum of three successive renewal periods. If we underprice our risks, it may negatively affect our profit margins and if we overprice risks, it could reduce our customer retention, sales volume and competitiveness. Either event may have a material adverse effect on the profitability of our insurance subsidiary.

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

Our insurance subsidiary currently operates in Louisiana, Florida and Texas. In the future, our insurance subsidiary may become authorized to transact business in other states and therefore will become subject to the laws and regulatory requirements of those states. These regulations may vary from state to state, and certain states may have regulations which conflict with the regulations of other states. Currently, the federal government’s role in regulating or dictating the policies of insurance companies is limited. However, Congress, from time to time, considers proposals that would increase the role of the federal government in insurance regulation, either in addition to or in lieu of state regulation. The impact of any future federal insurance regulation on our insurance operations is unclear and may adversely impact our business or competitive position.

Our insurance subsidiary is subject to extensive regulation which may reduce our profitability or inhibit our growth. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may have a material adverse effect on our financial condition and results of operations.

The insurance industry is highly regulated and supervised. Maison, our insurance company subsidiary, is subject to the supervision and regulation of the state in which it is domiciled and the states in which it does business. Such supervision and regulation is primarily designed to protect policyholders rather than stockholders. These regulations are generally administered by a department of insurance in each state and relate to, among other things:

●	the content and timing of required notices and other policyholder information;

●	the amount of premiums the insurer may write in relation to its surplus;

●	the amount and nature of reinsurance a company is required to purchase;

●	approval of insurance company acquisitions;

1347 PROPERTY INSURANCE HOLDINGS, INC.

●	participation in guaranty funds and other statutorily-created markets or organizations;

●	business operations and claims practices;

●	approval of policy forms and premium rates;

●	standards of solvency, including risk-based capital measurements;

●	licensing of insurers and their products;

●	licensing and appointment of agents and managing general agents;

●	restrictions on the nature, quality and concentration of investments;

●	restrictions on the ability of our insurance company subsidiary to pay dividends to us;

●	restrictions on transactions between insurance company subsidiaries and their affiliates;

●	restrictions on the size of risks insurable under a single policy;

●	requiring deposits for the benefit of policyholders;

●	requiring certain methods of accounting;

●	periodic examinations of our operations and finances;

●	prescribing the form and content of records of financial condition required to be filed; and

●	requiring reserves as required by statutory accounting rules.

The LDI and regulators in other jurisdictions where our insurance company subsidiary operates or may operate conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, information relating to and notices and approvals of transactions with affiliated parties, and other matters. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. These regulatory authorities also conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators. In addition, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our business or otherwise penalize us. Any such outcome may have a material adverse effect on our ability to operate our business.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Should our retention rate be less than anticipated, our future results will be negatively impacted.

We make assumptions about the rate at which our existing policies will renew for the purpose of projecting premiums written and the amount of reinsurance which we obtain based upon the projected amount of future exposure. If the actual exposure renewed is less than anticipated, our premiums written would be adversely impacted. Furthermore, we may purchase more reinsurance than may be appropriate given the actual amount of coverage in force.

Holders of our outstanding shares of 8.00% Cumulative Preferred Stock, Series A, have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

As of March 26, 2018, we have issued and outstanding 700,000 shares of preferred stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). The aggregate liquidation preference with respect to the outstanding shares of Series A Preferred Stock is approximately $17.5 million, and annual dividends on the outstanding shares of Series A Preferred Stock are approximately $1.4 million. Holders of our Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company or a duly authorized committee thereof, out of lawfully available funds for the payment of dividends, cumulative cash dividends from and including the original issue date at the rate of 8.00% of the $25.00 per share liquidation preference per annum (equivalent to $2.00 per annum per share). Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus an amount equal to any accumulated and unpaid dividends to, but not including, the date of payment. This would reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares.

Our Board of Directors has the authority to designate and issue additional preferred shares with liquidation, dividend and other rights that are senior to those of our common shares similar to the rights of the holders of our Series A Preferred Stock. Because our decision to issue additional securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. Thus, our stockholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interests.

We depend on the ability of our subsidiaries to generate and transfer funds to meet our financial obligations.

Our operations are substantially conducted through our subsidiaries, Maison, MMI and ClaimCor. As an insurance holding company, we are dependent on dividends and other permitted payments from our subsidiary companies to serve as operating capital. The ability of Maison, our insurance company subsidiary, to pay dividends to us is subject to certain restrictions imposed under Louisiana insurance law, which is the state of domicile for Maison. Dividends payments to us may also be restricted pursuant to a consent agreement entered into with the LDI and the FOIR as a condition of our licensure in each state. Interest payments on the surplus notes issued to us by Maison are also subject to the prior approval of the LDI. Our other subsidiary companies collect the majority of their revenue through their affiliation with Maison. Our subsidiary company, MMI, earns commission income from Maison for underwriting, policy administration, claims handling, and other services provided to Maison. Our subsidiary company, ClaimCor, earns claims adjusting income for adjusting certain of the claims of Maison’s policyholders. While dividend payments from our other subsidiaries are not restricted under insurance law, the underlying contracts between Maison and our other subsidiary companies are regulated by, and subject to the approval of, insurance regulators.

As a result of the regulatory and contractual restrictions described above, we may not be able to receive dividends from Maison or our other subsidiaries, which would affect our ability to pay dividends on our capital stock, including our Series A Preferred Stock. Under Delaware corporate law, we are generally restricted to paying dividends from either Company surplus or from net income from the current or preceding fiscal year so long as the payment of the dividends does not reduce the value of the Company’s net assets below the stated value of the Company’s outstanding preferred shares. Our ability to make dividend payments on our capital stock, including our Series A Preferred Stock, is therefore dependent on dividends and other distributions or payments from our subsidiaries. The ability of those subsidiaries to pay dividends or make distributions or other payments to us depends upon the availability of cash flow from operations and proceeds from the sale of assets and other capital-raising activities. We cannot be certain of the future availability of such distributions and the lack of any such distributions may adversely affect our ability to make dividend payments on our capital stock, including our Series A Preferred Stock.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

Changes in tax laws could adversely impact our business, financial condition and results of operations.

The U.S. Congress recently passed the Tax Cuts and Jobs Act, which was signed into law by the President on December 22, 2017. One of the key features of the legislation is a reduction in the Federal corporate income tax rate to 21% from 35%. Due to this reduction, the Company has incurred an initial charge to earnings to write off a portion of the net deferred tax asset position recognized in the Company’s Consolidated Balance Sheet. However, future operating results would be taxed at the lower rate. The Company’s insurance subsidiary has also incurred a charge associated with the write off of its deferred tax asset, which has resulted in a decrease in its capital and surplus under statutory accounting principles for insurance companies. If corporate Federal income tax rates were reduced, federal and/or state legislation might be enacted to help offset the decrease in tax revenue to the government. Such legislation might reduce or eliminate certain tax advantages that are currently beneficial to the Company, including tax-exempt interest on municipal securities, the dividends received deduction and certain tax credits. Accordingly, the fair value of the Company’s investments might be adversely impacted. Under the new tax law, the Company’s net deferred tax asset decreased $350,000 on a consolidated basis to $70,000 as of December 31, 2017 from $420,000 as of December 31, 2016 and decreased $284,000, on a regulatory basis, in the Company’s insurance subsidiary.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices are located at 1511 N. Westshore Blvd., Suite 870, Tampa, Florida, 33607 and consist of approximately 10,600 square feet of office space which allows for current and future expansion. Our lease term runs through October 2019. Rent is payable in monthly installments of approximately $22,500, which escalates by 3% annually. The lease contains an option to renew for an additional three year term subject to certain conditions.

We also lease office space located at 9100 Bluebonnet Centre Blvd., Suite 501, Baton Rouge, Louisiana, 70809 which serves as the principal office space for our insurance subsidiary, Maison, and consists of approximately 4,000 square feet of office space, with an original lease term which ran through January 15, 2018. We have renewed this lease for an additional three year term expiring January 15, 2021. Rent is payable in monthly installments of approximately $6,300 and escalates by approximately 2.5% annually.

1347 PROPERTY INSURANCE HOLDINGS, INC.

On February 28, 2018, we entered into an agreement to lease space located at 8750 N. Central Expressway, Dallas, TX, 75231, which consists of approximately 3,000 square feet of office space. The lease term runs through May 31, 2021 with an option to extend the lease for an additional three year term subject to certain conditions. Rent is payable in monthly installments of approximately $6,000 and escalates by approximately 2% annually.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock

Our common stock is traded on the Nasdaq Global Market tier of the Nasdaq Stock Market, LLC under the symbol “PIH.” The following table sets forth the range of high and low intraday sales price for our common stock for each of the quarterly periods indicated.

Fiscal Year 2017 Quarters Ended:	High	Low
March 31, 2017	$9.00	$6.50
June 30, 2017	8.50	6.95
September 30, 2017	8.25	6.85
December 31, 2017	7.75	6.85

Fiscal Year 2016 Quarters Ended:	High	Low
March 31, 2016	$7.64	$5.32
June 30, 2016	7.21	5.60
September 30, 2016	6.99	5.65
December 31, 2016	7.90	6.29

Our Series A Preferred Stock is also traded on the Nasdaq Global Market tier of the Nasdaq Stock Market under the symbol “PIHPP.”

Number of Common Shareholders

As of March 26, 2018, we had 5,984,766 common shares outstanding, which were held by four shareholders of record including Cede & Co., which holds shares on behalf of the beneficial owners of the Company’s common stock. Because brokers and other institutions hold many of our shares on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. It is the present policy of our Board of Directors to retain earnings, if any, for use in developing and expanding our business. In the future, our payment of dividends on our common stock will also depend on the amount of funds available, our financial condition, capital requirements and such other factors as our Board of Directors may consider.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Holders of our Series A Preferred Stock are entitled to receive cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference (equivalent to $2.00 per annum per share), accruing from February 28, 2018. Dividends are payable to holders of our Series A Preferred Stock quarterly on or about the 15th day of March, June, September and December of each year, commencing on June 15, 2018. The record dates for dividend payment are March 1, June 1, September 1 and December 1 of each year, whether or not a business day, immediately preceding the applicable dividend payment date. The first dividend record date is June 1, 2018. Dividends on the Series A Preferred Stock accumulate whether or not the Company has earnings, whether or not there are funds legally available for the payment of those dividends and whether or not those dividends are declared by the Board of Directors. We intend to declare regular quarterly dividends on the shares of Series A Preferred Stock. As of December 31, 2017, we had $1.6 million available for the payment of dividends. The declaration, payment and amount of future dividends will be subject to the discretion of our Board of Directors. Our Board of Directors expects to take into account a variety of factors when determining whether to declare any future dividends on the Series A Preferred Stock, including (i) our financial condition, liquidity, results of operations, retained earnings, and capital requirements, (ii) general business conditions, (iii) legal, tax and regulatory limitations, including those placed on our subsidiary companies, and (iv) any other factors that our Board of Directors deems relevant. Accordingly, there can be no assurance that we will declare dividends on our preferred shares in the future.

Recent Sales of Unregistered Securities

On May 23, 2017, the Company announced that Dan Case has been appointed to the position of Chief Operating Officer. In connection with Mr. Case’s new employment, Mr. Case has the opportunity to purchase up to 68,027 shares of the Company’s common stock on the open market or in direct purchases from the Company until June 15, 2018 and at the end of the purchase period, the Company will match any such shares purchased by Mr. Case with a grant of restricted stock units (“RSUs”) of the Company equal to two RSUs for each share purchased by Mr. Case. The RSUs will vest 20% per year over five years following the date granted, subject to continued employment through such vesting date. The aggregate maximum number of shares of the Company’s common stock that may be acquired pursuant to this arrangement, including through open market purchases, purchases from the Company and grants from the Company, is 204,081. Any shares purchased directly from the Company will be made at a price equal to the closing price of the Company’s common stock on the prior trading day, but not less than the latest quarter end published book value per share. This arrangement was entered into outside of the Company’s existing stockholder approved equity plans and was approved by the Compensation Committee of the Company’s Board of Directors as an inducement material to Mr. Case entering into employment with the Company in reliance on Nasdaq Listing Rule 5635(c)(4). As of December 31, 2017, Mr. Case had purchased 56,276 shares of the Company’s common stock pursuant to this arrangement, 28,000 of which shares were purchased directly from the Company at a purchase price of $8.00 per share on September 14, 2017. The shares of the Company’s common stock issued under this arrangement were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

On January 2, 2018, the Company entered into a Stock Purchase Agreement with 1347 Advisors and IWS Acquisition Corporation, pursuant to which the Company repurchased 60,000 Series B Preferred Shares from 1347 Advisors for an aggregate purchase price of $1,740,000, representing (i) the par value of the Series B Preferred Shares, or $1,500,000 and; (ii) declared and unpaid dividends with respect to the dividend payment due on February 23, 2018, or $240,000. Also in connection with the Stock Purchase Agreement, the Performance Shares Grant Agreement, dated February 24, 2015, between the Company and 1347 Advisors was terminated. In connection with the termination, the Company made a cash payment of $300,000 to 1347 Advisors.

Pursuant to the Stock Purchase Agreement, the Company also agreed to repurchase the remaining 60,000 Series B Preferred Shares from IWS Acquisition Corporation for an aggregate purchase price of $1,500,000, upon the completion of a capital raise resulting in the Company receiving net proceeds in excess of $5,000,000. On February 28, 2018, the Company purchased the remaining 60,000 Series B Preferred Shares from IWS Acquisition Corporation for $1,500,000 with the proceeds from the Company’s Series A Preferred Share offering (discussed under the heading “Shareholders’ Equity” below).

The foregoing transactions were approved by a special committee of the Board of Directors of the Company consisting solely of independent directors.

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

Unless context denotes otherwise, the terms “Company,” “we,” “us,” and “our,” refer to 1347 Property Insurance Holdings, Inc., and its subsidiaries. Except where noted otherwise, all dollar amounts have been reported in thousands.

Overview

We are an insurance holding company specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. These markets are characterized as regions where larger, national insurers have reduced their market share in favor of other, less catastrophe exposed markets. These markets are also characterized by state-administered residual insurers controlling large market shares. These unique markets can trace their roots to Hurricane Andrew, after which larger national carriers limited their capital allocation and approaches to property risk aggregation. These trends accelerated again after back to back exceptionally active hurricane seasons in 2004 and 2005. However, the decade following Hurricane Katrina in 2005, had relatively few losses arising from tropical storm activity which led to declines in reinsurance pricing and increases in its availability. We were incorporated on October 2, 2012 in the State of Delaware to take advantage of these favorable dynamics where premium could be acquired relatively more quickly and under less competitive pressure than in other property insurance markets and reinsurance, a significant expense for primary insurers, was declining from record high levels. We execute on this opportunity via a management team with expertise in the critical facets of our business: underwriting, claims, reinsurance, and operations. Within our three-state market, we seek to sell our products in territories with the highest rate per exposure and the least complexity in terms of risk. Further, we seek to leverage our increasingly geographically diverse insurance portfolio to gain efficiencies with respect to reinsurance. As of December 31, 2017, we covered risks on approximately 51,000 policies, an increase of almost 48% from one year prior.

On November 19, 2013, we changed our legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc., and on March 31, 2014, we completed an initial public offering of our common stock. Prior to March 31, 2014, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned holding company based in Canada. As of December 31, 2017, KFSI and its affiliates owned approximately 8.3% of our outstanding shares of common stock and warrants and performance shares to acquire approximately an additional 23.9% of our outstanding shares of common stock. In addition, as of December 31, 2017, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 36.0% of our outstanding shares of common stock. D. Kyle Cerminara, a member of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, a member of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

We have three wholly-owned subsidiaries: Maison Insurance Company, or “Maison”, Maison Managers Inc., or “MMI”, and ClaimCor, LLC, or “ClaimCor”.

Through Maison, we began providing property and casualty insurance to individuals in Louisiana in December 2012. In September 2015, Maison began writing manufactured home policies in the State of Texas on a direct basis. Our current insurance offerings in Louisiana and Texas include homeowners insurance, manufactured home insurance and dwelling fire insurance. We write both full peril property policies as well as wind/hail only exposures and we produce new policies through a network of independent insurance agencies. We refer to the policies we write through independent agencies as voluntary policies. We also wrote commercial business in Texas through a quota share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we had assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas, but discontinued this business effective January 1, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC.

In addition to the voluntary policies that Maison writes, we have participated in the last six rounds of take-outs from Louisiana Citizens Property Insurance Corporation, or “LA Citizens”, occurring on December 1st of each year, as well as the inaugural depopulation of policies from the Texas Windstorm Insurance Association, or “TWIA”, which occurred on December 1, 2016. Under these programs, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by LA Citizens and TWIA. The majority of policies that we have obtained through LA Citizens as well as all of the policies we have obtained through TWIA cover losses arising only from wind and hail. Prior to our take-out, some of the LA Citizens and TWIA policyholders may not have been able to obtain such coverage from any other marketplace.

On March 1, 2017, Maison received a certificate of authority from the Florida Office of Insurance Regulation, or FOIR, which authorizes Maison to write personal lines insurance in the State of Florida. Pursuant to the Consent Order issued, Maison has agreed to comply with certain requirements as outlined by the FOIR until Maison can demonstrate three consecutive years of net income following the Company’s admission into Florida as evidenced by its Annual Statement filed with the FOIR via the National Association of Insurance Commissioners electronic filing system. Among other requirements, the FOIR requires the following as conditions related to the issuance of Maison’s certificate of authority:

●	Although domiciled in the State of Louisiana, Maison has agreed to comply with the Florida Insurance Code as if Maison were a domestic insurer within the State of Florida;

●	Maison has agreed to maintain capital and surplus as to policyholders of no less than $35,000;

●	Maison has agreed to receive prior approval from the FOIR prior to the payment of any dividends; and

●	Maison has agreed to receive written approval from the FOIR regarding any form of policy issued or rate charged to its policyholders prior to utilizing any such form or rate for policies written in the State of Florida.

To comply with the Consent Order, on March 31, 2017, Maison received a capital contribution from us in the amount of $16,000.

On September 29, 2017, Maison received authorization from the FOIR to assume personal lines policies from Florida Citizens Property Insurance Corporation (“FL Citizens”) pursuant to a proposal of depopulation which Maison filed with FL Citizens on August 18, 2017. Accordingly, on December 19, 2017, Maison entered the Florida market via the assumption of approximately 3,500 policies from FL Citizens.

MMI serves as our management services subsidiary, known as a managing general agency, and provides underwriting, policy administration, claims administration, marketing, accounting and other management services to Maison. MMI contracts primarily with independent agencies for policy sales and services, and also contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by, and subject to, the regulatory oversight of the LDI, TDI and FOIR. MMI earns commissions on a portion of the premiums Maison writes, as well as a per policy fee which ranges from $0-$75 for providing policy administration, marketing, reinsurance contract negotiation, and accounting and analytical services.

On January 2, 2015, we completed our acquisition of 100% of the membership interests of ClaimCor, a claims and underwriting technical solutions company. Maison processes claims made by our policyholders through ClaimCor, and also through various third-party claims adjusting companies during times of high volume, so that we may provide responsive claims handling service when catastrophe events occur which impact many of our policyholders. We have the ultimate authority over the claims handling process, while the agencies that we appoint have no authority to settle our claims or otherwise exercise control over the claims process.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Business Strategy

Our primary goal is to continue to expand our property and casualty writings. Our goal for Louisiana, the first state where we began to offer insurance, has been to establish a market share of 2% to 3%. We plan to expand our writings in Louisiana and other states through:

●	Increasing our number of voluntary policies. We believe that ease of use enhancements for our web-based agent quoting portal as well as refining our product offerings has positioned us to continue to experience organic new policy growth through our independent agencies. Our goal is to continue to grow through strategic relationships with agencies in the states where we currently provide insurance and also potentially in new coastal markets in the United States. Our years of experience in coastal markets make us qualified to manage agent expectations and provide superior support and service for our policyholders.

●	Increasing our book of business through the depopulation of policies from FL Citizens, LA Citizens, and TWIA. On December 19, 2017, we participated in the depopulation of wind/hail-only policies from FL Citizens, which has allowed us to quickly establish a significant presence in the State of Florida. We plan to continue to focus on wind/hail-only and other specialty products in the states of Florida, Louisiana, and Texas where we have extensive management experience.

●	Strategic acquisitions. We intend to explore growth opportunities through strategic acquisitions in coastal states, including Louisiana, Texas and Florida. We also plan to pursue complementary books of business provided they meet our underwriting criteria. We will evaluate each opportunity based on expected economic contribution to our results and support of our market expansion initiatives.

●	Attracting and retaining high-quality agents. We intend to focus our marketing efforts on maintaining and improving our relationships with highly productive independent agents, as well as on attracting new high quality agents in areas with a substantial potential for profitable growth.

●	Reducing our ratio of expenses to net premiums earned and using technology to increase our operating efficiency. We are committed to improving our profitability by reducing expenses through enhanced technologies and by increasing the number of policies that we write through the strategic deployment of our capital. We currently outsource our policy administration and a portion of our claims handling functions to third parties with our dedicated oversight and direction, which we believe results in increased service and lower expense and loss ratios.

The Company will continue to evaluate its existing book of business with an emphasis on risk-adjusted returns and rate adequacy. Accordingly, we have terminated our quota-share agreement with Brotherhood Mutual Insurance Company effective January 1, 2018.

Our Products

As of December 31, 2017, we covered risks under approximately 51,000 direct and assumed policies. Of these policies, approximately 32% were obtained via take-out from the LA Citizens, FL Citizens and TWIA, approximately 66% were voluntary policies obtained from our independent agency force, with the remaining 2% comprised of assumed wind/hail only coverages from Brotherhood. In total, from both take-out and voluntary business, 46% of our policies are homeowner multi-peril, approximately 11% are manufactured home multi-peril policies, approximately 36% are wind/hail only policies, approximately 5% are multi-peril dwelling policies, and approximately 2% are dwelling fire policies.

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

Manufactured Home Insurance

Our manufactured home insurance policy is written on a manufactured or mobile home and is similar to both the homeowners’ insurance policy and the dwelling fire policy. The policy can provide for coverage on the manufactured home, the insured’s personal property in the home and liability and medical payments can be included. Furthermore, our manufactured home policies can be endorsed to include coverage for flood and earthquake (coverage for these perils is not available under our other policy types). The policy can also be written on either owner occupied or non-owner occupied units. Property coverage can be written on an actual cash value or stated amount basis with an optional replacement cost coverage available for partial loss. There are several other optional coverages that can be included and residential and commercial-use rental units can be written along with seasonal use mobile homes or homes that are used for part of the year.

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

Our policy counts by type as of December 31, 2017 and 2016 are as follows:

	Policies as of December 31,
Source of Policies	2017	2016

Total LA Citizens Takeout Policies in Force	12,002	8,892

Homeowners	23,283	17,685
Manufactured Homes	4,975	4,694
Other Dwellings	5,187	2,568
Total Voluntary Policies in Force	33,445	24,947

Total Direct Policies in Force	45,447	33,839

Assumed through FL Citizens Depopulation Program	3,444	—
Assumed through Brotherhood Quota-Share Agreement	1,035	522
Assumed through TWIA Quota-Share Agreement(1)	745	1,251
Total Assumed Policies	5,224	1,773

Total all policies	50,671	35,612

(1)	The decrease in policies assumed through the TWIA quota share agreement from December 31, 2016 to December 31, 2017 is attributable to the fact that policyholders had a six month period (until May 31, 2017) to opt-out of the assumption process. Upon opt-out, policies are removed from the Company’s listing of assumed policies back to the original date of takeout, December 1, 2016 (as if the Company had never assumed the policy). Furthermore, pursuant to the quota share agreement, any policies which had been assumed through TWIA and had reached their expiration are renewed by Maison directly. At this point these policies are no longer considered assumed policies and are instead reflected as Voluntary Policies in Force in the table above.

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

Factors affecting the provision for loss and loss adjustment expense reserves include the continually evolving and changing regulatory and legal environment, actuarial studies, professional experience and expertise of the Company’s claims department personnel and independent adjusters retained to handle individual claims, the quality of the data used for projection purposes, existing claims management practices including claims handling and settlement practices, the effect of inflationary trends on future loss settlement costs, court decisions, economic conditions and public attitudes.

In the actuarial review process, an analysis of the provision for loss and loss adjustment expense reserves is completed for the Company’s insurance subsidiary. Unpaid losses, allocated loss adjustment expenses and unallocated loss adjustment expenses are separately analyzed by line of business or coverage by accident year. A wide range of actuarial methods are utilized in order to appropriately measure ultimate loss and loss adjustment expense costs. These methods include paid loss development, incurred loss development and frequency-severity method. Reasonability tests such as ultimate loss ratio trends and ultimate allocated loss adjustment expense to ultimate loss are also performed prior to selection of the final provision. The provision is indicated by line of business or coverage and is separated into case reserves, reserves for losses incurred but not reported (“IBNR”) claims and a provision for loss adjustment expenses (“LAE”).

Because the establishment of the provision for loss and loss adjustment expense reserves is an inherently uncertain process involving estimates, current provisions may need to be updated. Adjustments to the provision, both favorable and unfavorable, are reflected in the consolidated statements of income and comprehensive income for the periods in which such estimates are updated. Management determines the loss and loss adjustment expense reserves as recorded on the Company’s financial statements, while the Company’s independent actuaries develop a range of reasonable estimates and a point estimate of loss and loss adjustment expense reserves. The actuarial point estimate is intended to represent the actuaries’ best estimate and will not necessarily be at the mid-point of the high and low estimates of the range.

Valuation of Fixed Income and Equity Securities

The Company’s fixed income and equity securities are recorded at fair value using observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. Any change in the estimated fair value of its investments could impact the amount of unrealized gain or loss the Company has recorded, which could change the amount the Company has recorded for its investments and other comprehensive loss on its consolidated balance sheets and statements of comprehensive income.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Gains and losses realized on the disposition of investments are determined on the first-in first-out basis and credited or charged to the consolidated statements of income and comprehensive income. Premium and discount on investments are amortized and accreted using the interest method and charged or credited to net investment income.

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

The ultimate realization of the deferred income tax asset balance is dependent upon the generation of future taxable income during the periods in which the Company’s temporary differences reverse and become deductible. A valuation allowance is established when it is more likely than not that all or a portion of the deferred income tax asset balance will not be realized. In determining whether a valuation allowance is needed, management considers all available positive and negative evidence affecting specific deferred income tax asset balances, including the Company’s past and anticipated future performance, the reversal of deferred income tax liabilities, and the availability of tax planning strategies. To the extent a valuation allowance is established in a period, an expense must be recorded within the income tax provision in the consolidated statements of income and comprehensive income.

The Company carries a net deferred income tax asset of $70 and $420 at December 31, 2017 and 2016, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income.

Securities issued to 1347 Advisors, LLC

Pursuant to the termination of the Management Services Agreement with 1347 Advisors LLC (“Advisors,” a wholly-owned subsidiary of KFSI), the Company issued Series B Preferred Shares, Warrants, and entered into a Performance Share Grant Agreement with Advisors on February 24, 2015. On January 2, 2018, the Company entered into a stock purchase agreement with Advisors and IWS Acquisition Corporation, also an affiliate of KFSI, pursuant to which the Company agreed to repurchase all 60,000 Series B Preferred Shares held by Advisors and all 60,000 Series B Preferred Shares held by IWS Acquisition Corporation. The Company completed the repurchase of the shares held by Advisors on January 2, 2018 and the repurchase of the shares held by IWS Acquisition Corporation on February 28, 2018. In connection with the stock purchase agreement, the Performance Share Grant Agreement, dated February 24, 2015, between the Company and Advisors was terminated. No common shares were issued to Advisors under the Performance Share Grant Agreement.

Because the Series B Preferred Shares had a redemption provision requiring mandatory redemption on February 24, 2020, the Company was required to classify the shares as a liability on its balance sheet. The resulting liability was recorded at a discount to the $4,200 ultimate redemption amount which included all dividends to be paid on the Series B Preferred Shares based upon an analysis of the timing and amounts of cash payments expected to occur under the terms of the shares discounted for the Company’s estimated cost of equity (13.9%).

The Company estimated the fair value of the Warrants on grant date based upon the Black-Scholes option pricing model while it utilized a Monte Carlo model to determine the fair value of the Performance Share Grant Agreement due to the fact that the underlying shares are only issuable based upon the achievement of certain market conditions.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

Stock-Based Compensation Expense

The Company uses the fair-value method of accounting for stock-based compensation awards granted. The Company determines the fair value of the stock options on their grant date using the Black-Scholes option pricing model and determines the fair value of restricted stock units (“RSUs”) on their grant date using the fair value of the Company’s common stock on the date the RSUs were issued (for those RSU which vest solely based upon the passage of time), as well as using multiple Monte Carlo simulations for those RSUs with market-based vesting conditions. The fair value of these awards is recorded as compensation expense over the requisite service period, which is generally the expected period over which the awards will vest, with a corresponding increase to additional paid-in capital. When the stock options are exercised, or correspondingly, when the restricted stock units vest, the amount of proceeds together with the amount recorded in additional paid-in capital is recorded in shareholders’ equity.

Recent Accounting Pronouncements

See Item 8, Note 3 – Recently Issued Accounting Standards in the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition

As of December 31, 2017 compared to December 31, 2016

Investments

The Company’s investments in fixed income and equity securities are classified as available-for-sale and are reported at estimated fair value. The Company held an investments portfolio comprised primarily of fixed income securities issued by the U.S. Government, government agencies and high quality corporate issuers. The fixed income portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by the investment committee of the Company’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk. Additionally, the Company’s investment committee is in place to identify, evaluate and approve suitable investment opportunities for the Company. This has resulted in a number of equity investments managed by the committee that represent approximately 4.9% of the estimated fair value of Company’s total investment portfolio as of December 31, 2017. Investments held by the Company’s insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments.

The table below summarizes, by type, the Company’s investments as of December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government	$2,698	4.9%	$1,604	5.6%
State municipalities and political subdivisions	5,907	10.7%	2,246	7.9%
Asset-backed securities and collateralized mortgage obligations	19,867	36.0%	11,968	42.2%
Corporate	22,650	41.0%	10,741	37.8%
Total fixed income securities	51,122	92.6%	26,559	93.5%

Equity securities:
Common stock	2,460	4.4%	1,136	4.0%
Warrants to purchase common stock	154	0.3%	-	-
Rights to purchase common stock	93	0.2%	-	-
Total equity securities	2,707	4.9%	1,136	4.0%

Short-term investments	417	0.8%	196	0.7%
Other investments	945	1.7%	505	1.8%
Total investments	$55,191	100.0%	$28,396	100.0%

1347 PROPERTY INSURANCE HOLDINGS, INC.

Pursuant to the certificate of authority we received from the TDI, we are required to deposit securities with the State of Texas. These securities consist of cash in the amount of $300 as well as various fixed income securities listed in the table above having an amortized cost basis of $1,701 and an estimated fair value of $1,688 as of December 31, 2017.

The Company’s limited liability investments, as reported as other investments in the table above, are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $645 through December 31, 2017. One of these limited partnerships is managed by Argo Management Group, LLC, an entity which is wholly owned by KFSI, and in which the Company has invested $211 as of December 31, 2017. The Company has accounted for its limited liability investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

Also included in other investments is a certificate of deposit in the amount of $300 with an original term of 18 months deposited with the State of Florida pursuant to the terms of the certificate of authority issued to Maison from the FOIR.

Liquidity and Cash Flow Risk

The table below summarizes the estimated fair value of the Company’s fixed income securities by contractual maturity as of December 31, 2017 and 2016. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	December 31, 2017		December 31, 2016
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
One year or less	$1,525	3.0%	$1,828	6.9%
More than one to five years	22,995	45.0%	12,678	47.7%
More than five to ten years	13,138	25.7%	3,918	14.8%
More than ten years	13,464	26.3%	8,135	30.6%
Total fixed income securities	$51,122	100.0%	$26,559	100.0%

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

As of December 31, 2017 and 2016, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

1347 PROPERTY INSURANCE HOLDINGS, INC.

	December 31, 2017		December 31, 2016
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$24,188	47.3%	$14,995	56.4%
Aa/Aa	6,322	12.4%	2,627	9.9%
A/A	13,651	26.7%	5,516	20.8%
BBB	6,961	13.6%	3,421	12.9%
Total fixed income securities	$51,122	100.0%	$26,559	100.0%

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

As a result of the analysis performed by the Company, there were no write-downs for other-than-temporary impairments related to investments for the years ended December 31, 2017 and 2016.

At December 31, 2017, the gross unrealized losses for fixed income securities amounted to $498, and there were no unrealized losses attributable to non-investment grade fixed income securities. At both December 31, 2017 and 2016, all unrealized losses on individual investments were considered temporary. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded the declines in value were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and other policy processing fees that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable and represent those costs related to acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC increased $2,396, to $6,785 as of December 31, 2017 compared to $4,389 as of December 31, 2016, corresponding to an increase in our unearned premium reserves over the same period. DPAC expressed as a percentage of unearned premium reserves was 17.2% and 17.0% as of December 31, 2017 and 2016, respectively. As of September 30, 2017, this ratio was 19.2%. September’s ratio had resulted from an increase in the effective rate on premium taxes that we pay in Louisiana and Texas due to a change in the applicable Louisiana statute whereby the Company no longer qualifies for certain credits on its premium taxes which were related to the value of investments held in the State of Louisiana. On December 19, 2017, we participated in our first depopulation of policies from FL Citizens. Under the terms of its depopulation program, FL Citizens does not charge insurers a ceding commission for those premiums assumed, unlike LA Citizens and TWIA, which charge a ceding commission of 16% and approximately 22% of the premiums assumed from each entity, respectively. As we had approximately $5,692 in unearned premium related to our depopulation of FL Citizens policies as of December 31, 2017, with no corresponding acquisition costs related to commissions paid on these premiums, this was the major contributor to our ratio of DPAC to unearned premium decreasing to 17.2% from 19.2% for the three months ended December 31, 2017. Upon renewal, the policies we have assumed from FL Citizens would no longer be considered assumed policies, and we would pay our customary commission percentage to our independent agencies; thus, in future periods, we anticipate our DPAC cost to unearned premium ratio will increase.

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowances for credit losses, increased by $7,908 to $10,831 as of December 31, 2017 from $2,923 as of December 31, 2016, resulting primarily from the assumption of policies from FL and LA Citizens in December 2017. Although we have participated in LA Citizens take-outs each December for the past six years, our assumption of policies which occurred on December 1, 2017 marked our largest assumption to date, whereby we assumed approximately $3,304 in premium in 2017, compared to approximately $883 in 2016. Furthermore, December 19, 2017 marked our first-ever assumption of policies from FL Citizens, whereby we assumed approximately $5,692 in premium. As a result, we were owed approximately $8,467 in premiums from the Citizens entities as of December 31, 2017, consisting of premiums assumed less ceding commissions (in the case of LA Citizens only, as FL Citizens does not withhold a ceding commission), accounting for the majority of the increase to premiums receivable year over year.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Ceded Unearned Premiums

Ceded unearned premiums represents the unexpired portion of premiums which have been paid to the Company’s reinsurers. Ceded unearned premiums are charged to income over the terms of the respective reinsurance treaties. Our catastrophe excess of loss (“CAT XOL”) treaties, which run from June 1st of each year to May 31st of the following year, make up the majority of our ceded unearned premiums at both December 31, 2017 and 2016. As the ultimate amount of premium we will cede under our CAT XOL treaties is based upon the risks we cover as of September 30th of each treaty year, we must develop an estimate of the amounts due to our reinsurers at the inception of each treaty. Ceded premiums are earned by our reinsurers based upon actual amounts due for each treaty year, whereas cash payments made to our reinsurers are based upon an estimated schedule developed at the outset of each treaty year. At the end of each treaty year, estimated cash payments are reconciled with actual premiums due, and all premium balances are settled. This has resulted in the decrease in the unearned portion of our ceded premiums year over year, despite the fact that we expect to cede approximately $24,716 in premiums under CAT XOL treaty year expiring May 31, 2018, compared to $21,192 for the treaty year which expired on May 31, 2017.

Reinsurance Recoverable

Reinsurance recoverable on both paid losses and loss reserves represents amounts due to the Company, or expected to be due to the Company from its reinsurers, based upon claims and claim reserves which have exceeded the retention amount under our reinsurance treaties. As of December 31, 2017, we have recorded an expected recovery of $1,952 on paid losses as well as $8,971 on loss and loss adjustment expense reserves, compared to $444 and $3,652, respectively, as of December 31, 2016. Our expected recoveries as of December 31, 2017 relate primarily to Hurricane Harvey, which impacted our policyholders in Texas and Louisiana in August, 2017. We anticipate our gross incurred losses to be $27,000 from this event. As our retention is $5,000 under our CAT XOL treaty, we expect to recover approximately $22,000 from our reinsurers from this event. As of December 31, 2017, we had collected approximately $13,600, with the remaining $1,300 recorded as a recoverable on paid losses and $7,100 recorded as a recoverable on loss and loss adjustment expense reserves.

Our expected recoveries as of December 31, 2016 result from a series of severe storms which produced multiple tornadoes and flooding in the state of Louisiana in late February 2016 which exceeded the $4,000 retention under our CAT XOL treaty which covered storms we incurred from the period beginning June 1, 2015 and ending May 31, 2016, a wind and hail event occurring in both Texas and Louisiana in early March 2016, which generated recoveries under our aggregate excess of loss treaty for the treaty year ended May 31, 2017, as well as a wind and flooding event which occurred in Louisiana in mid-August 2016, which exceeded the $5,000 retention under our CAT XOL treaty which covered storms we incurred from the period beginning June 1, 2016 and ending May 31, 2017.

Funds Deposited with Reinsured Companies

Funds deposited with reinsured companies represents collateral we have placed on deposit with Brotherhood based upon our quota-share agreement to reinsure a portion of Brotherhood’s business for wind/hail coverage only. Our obligation increased to $2,250 as of December 31, 2017 from $500 as of December 31, 2016 due to our quota-share portion of losses Brotherhood incurred with respect to Hurricane Harvey, which impacted a number of churches Brotherhood insures on or near the Gulf Coast of Texas in August 2017. We funded these obligations via cash deposits made to Brotherhood under a trust agreement. The losses we incur with respect to our quota share agreement with Brotherhood are subject to our CAT XOL treaty, thus we are able to include these Hurricane Harvey losses in the ultimate $22,000 we expect to recover from our reinsurers as previously discussed under the heading “Reinsurance Recoverable”.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Current Income Taxes Recoverable/Payable

Current income taxes recoverable decreased $1,131 to $64 as of December 31, 2017, compared to $1,195 as of December 31, 2016, representing the estimate for both the Company’s state and federal income taxes to be recovered for the years ended December 31, 2017 and 2016, respectively, less estimated payments made during each year.

Net Deferred Tax Asset

The Company’s net deferred tax asset decreased $350, to $70 as of December 31, 2017 from $420 as of December 31, 2016, due, in large, to the passage of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the corporate federal income tax rate from 35% to 21% and required us to reduce the value of our net deferred tax assets to reflect this new rate. Net deferred income taxes are comprised of approximately $2,073 of deferred tax assets, net of approximately $2,003 of deferred tax liabilities as of December 31, 2017, compared to $2,360 of deferred tax assets, net of $1,940 of deferred tax liabilities as of December 31, 2016.

Property and Equipment

Property and equipment decreased $45 to $205 as of December 31, 2017 compared to $250 as of December 31, 2016, and consists of computers, office equipment, and improvements at our leased facilities in Tampa, Florida and Baton Rouge, Louisiana, shown net of accumulated depreciation. Also included in the balances are vehicles we have purchased for the use of our sales representatives in the states of Texas, Florida and Louisiana. Our policy for the capitalization and depreciation of these assets can be found in Note 2 to the Consolidated Financial Statements found in Item 8 of this report.

Other Assets

Other assets increased $100, to $888 as of December 31, 2017 from $788 as of December 31, 2016. The major components of other assets, as well as the change therein, are shown below.

	December 31,
	2017	2016	Change
Accrued interest on investments	$285	$117	$168
Security deposits for facility leases	38	38	-
Prepaid expenses	556	616	(60)
Other receivables	9	17	(8)
Total	$888	$788	$100

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred but not reported (“IBNR”) loss events and the related estimated loss adjustment expenses gross of amounts expected to be recovered from reinsurance. The table below separates our loss reserves and LAE between IBNR and case specific estimates as of December 31, 2017 and 2016.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
December 31, 2017
Homeowners(1)	$2,438	$260	$2,698	$1,971	$4,669	$1,562
Special Property(2)	5,307	103	5,410	3,409	8,819	7,409
Total	$7,745	$363	$8,108	$5,380	$13,488	$8,971

December 31, 2016
Homeowners	$1,523	$463	$1,986	$3,303	$5,289	$2,565
Special Property	697	88	785	897	1,682	1,087
Total	$2,220	$551	$2,771	$4,200	$6,971	$3,652

(1) Homeowners refers to our multi-peril policies for traditional dwellings as well as mobile and manufactured homes.

(2) Special Property includes both our Fire and Allied lines of business, which are primarily wind/hail only products and also includes the commercial wind/hail only business we had assumed through our agreement with Brotherhood and our personal wind/hail only business we have assumed through our agreements with FL Citizens and TWIA.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Gross reserves as of December 31, 2017 were $13,488, an increase of $6,517 from December 31, 2016. Gross reserves in the approximate amount of $7,124 have been established for PCS Catastrophe 1743, or Hurricane Harvey, a major storm which made initial landfall in the United States as a Category 4 hurricane near Rockport, Texas in August 2017. As of December 31, 2017, we anticipate our total incurred losses from Hurricane Harvey to be $27,000 on a gross basis, or $5,000 on a net basis after recoveries under our catastrophe excess of loss reinsurance program. The reinsurance recoverable on reserves as of December 31, 2017 was $8,971, an increase of $5,319 from December 31, 2016, due, in large part, to the anticipated recoveries in the amount of $7,125 due to the Company from Hurricane Harvey losses. As a result of the foregoing, net loss reserves were $4,517 and $3,319 as of December 31, 2017 and 2016, respectively.

The Company cannot predict whether loss and loss adjustment expense reserves will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. Any such development could have a material effect on the Company’s consolidated financial results for a given period.

Unearned Premium Reserves

Unearned premium reserves increased $13,702 to $39,523 as of December 31, 2017 compared to $25,821 as of December 31, 2016. The following table outlines the change in unearned premium reserves by state and by line of business.

	December 31,
	2017	2016	Change
Homeowners - LA	$16,920	$16,644	$276
Special Property - LA	9,050	7,113	1,937
Total Louisiana	25,970	23,757	2,213

Homeowners – TX	4,717	822	3,895
Special Property – TX	3,454	1,242	2,212
Total Texas	8,171	2,064	6,107

Special Property – FL	5,382	-	5,382
Total Florida	5,382	-	5,382

Unearned Premium Reserves	$39,523	$25,821	$13,702

The Company’s increase to its unearned premium reserve is directly related to the increase in written premiums year over year.

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable increased $303, to $5,532 as of December 31, 2017 compared to $5,229 as of December 31, 2016. The bulk of the balance payable as of both dates represents quarterly installment payments due under our catastrophe reinsurance programs, which were paid in January of each year. While the terms of our catastrophe reinsurance programs have not changed materially year over year, the amount of premium we cede has increased to correspond with the increase in our gross premium in force each year. See “Ceded Premiums Written” under the heading “Results of Operations” below for further information on the premium we have ceded under our reinsurance programs.

Agency Commissions Payable

Agency commissions payable increased $198 to $695 as of December 31, 2017 compared to $497 as of December 31, 2016. As agency commissions are paid in arrears, this balance represents commissions owed to the Company’s independent agents on policies written in December of each year, and corresponds directly with the increase in premiums written by our agents when comparing December 2017 to December 2016.

Premiums Collected in Advance

Advance premium deposits decreased $50 to $1,078 as of December 31, 2017 from $1,128 as of December 31, 2016, and represent cash the Company has received for policies which were not yet in-force as of December 31, 2017 and 2016, respectively. Upon the effective date of coverage, advance premiums are reclassified to the unearned premium reserves account.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Funds held under Reinsurance Treaties

Funds held under reinsurance treaties represents collateral we have received on deposit from some of our reinsurers under our catastrophe excess of loss treaties which is intended to fund those reinsurers’ pro-rata portion of reserves we have established for losses and loss adjustment expenses. As of December 31, 2017, we had received cash deposits of $206 from our reinsurers, compared to deposits of $73 as of December 31, 2016.

Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses increased $2,208, to $4,273 as of December 31, 2017 compared to $2,065 as of December 31, 2016. The largest driver of the change when comparing periods was the increase in amounts due for premium taxes and assessments, which increased by $1,510 from the prior year and is directly related to the increase in direct premiums written year over year. The components of accounts payable and other accrued expenses, as well as the change therein, are shown below.

	December 31,
	2017	2016	Change
Accrued employee compensation	$51	$95	$(44)
Accrued professional fees	587	509	78
Unearned policy fees	454	204	250
Accrued premium taxes and assessments	2,703	1,193	1,510
Other accounts payable	478	64	414
Total	$4,273	$2,065	$2,208

Related Party Transactions

Termination of Management Services Agreement

As a result of the termination of the Management Services Agreement (“MSA”), which occurred on February 24, 2015, the Company has issued the following securities to 1347 Advisors, LLC (“1347 Advisors”), a wholly owned subsidiary of KFSI.

●	100,000 shares of the Company’s common stock issuable pursuant to the Performance Shares Grant Agreement dated February 24, 2015, and subject to the achievement of the Milestone Event;

●	120,000 shares of Series B Preferred Stock of the Company (the “Series B Preferred Shares”); and

●	A warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $15.00 per share. The Warrant expires on February 24, 2022.

The Performance Shares Grant Agreement granted 1347 Advisors 100,000 shares of the Company’s common stock issuable upon the date that the last sales price of the Company’s common stock equaled or exceeded $10.00 per share for any 20 trading days within any 30-day trading period (the “Milestone Event”). 1347 Advisors was not entitled to any dividends declared or paid on the Company’s stock prior to the Milestone Event having been achieved. As described below, on January 2, 2018, the Performance Shares Grant Agreement was terminated. As the Milestone Event was never achieved, no shares of common stock were issued to 1347 Advisors under the agreement.

The Series B Preferred Shares had a par value of $25.00 dollars and paid annual cumulative dividends at a rate of eight percent per annum. The shares ranked senior to the Company’s common stock, and the Company was not permitted to issue any other series of preferred stock that ranked equal or senior to the Series B Preferred Shares while the Series B Preferred Shares were outstanding. On both February 24, 2017 and 2016, the Company issued a cash payment of $240 to 1347 Advisors representing the annual dividend payment due on the Series B Preferred Shares. As described below, through two transactions dated January 2, 2018 and February 28, 2018 all shares of Series B Preferred Stock have been repurchased by the Company.

Subsequent to the issuance of the Series B Preferred Shares, 1347 Advisors transferred 60,000 of its 120,000 Series B Preferred Shares to IWS Acquisition Corporation, an affiliate of KFSI. On January 2, 2018, the Company entered into a Stock Purchase Agreement with 1347 Advisors and IWS Acquisition Corporation, pursuant to which the Company repurchased 60,000 Series B Preferred Shares from 1347 Advisors for an aggregate purchase price of $1,740, representing (i) the par value of the Series B Preferred Shares, or $1,500 and; (ii) declared and unpaid dividends with respect to the dividend payment due on February 23, 2018, or $240. Also in connection with the Stock Purchase Agreement, the Performance Shares Grant Agreement, dated February 24, 2015, between the Company and 1347 Advisors was terminated. In connection with the termination, the Company made a cash payment of $300 to 1347 Advisors.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Pursuant to the Stock Purchase Agreement, the Company also agreed to repurchase the remaining 60,000 Series B Preferred Shares from IWS Acquisition Corporation for an aggregate purchase price of $1,500, upon the completion of a capital raise resulting in the Company receiving net proceeds in excess of $5,000. On February 28, 2018, the Company purchased the remaining 60,000 Series B Preferred Shares from IWS Acquisition Corporation for $1,500 with the proceeds from the Company’s Series A Preferred Share offering (discussed under the heading “Shareholders’ Equity” below).

The foregoing transactions were approved by a special committee of the Board of Directors of the Company consisting solely of independent directors.

Since the Series B Preferred Shares had a mandatory redemption provision requiring redemption on February 24, 2020, we were required to classify the shares as a liability on our balance sheet instead of recording the value of these shares in equity. The resulting liability was recorded at a discount to the ultimate redemption amount of the Series B Preferred Shares based upon an analysis of the cash payments expected to occur under the terms of the Series B Preferred Shares discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $372 and $355 was charged to operations for the years ended December 31, 2017 and 2016, respectively.

Investment in Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund to which the Company has committed to invest $500, of which the Company has invested $211 as of December 31, 2017. The managing member of Argo, Mr. John T. Fitzgerald, was also appointed to KFSI’s Board of Directors on April 21, 2016.

Public Offering of Preferred Stock

A fund managed by Fundamental Global Investors, LLC, one of the Company’s significant shareholders, purchased an aggregate of 34,620 shares of Series A Preferred Stock in the Company’s public offering of the shares (discussed under Note 18 – Subsequent Events to the consolidated financial statements in Item 8 of this report), at the public offering price of $25.00 per share, including 31,680 shares purchased for a total of approximately $792 on February 28, 2018, the closing date of the offering, and 2,940 shares purchased for a total of approximately $74 on March 26, 2018 in connection with the underwriters’ exercise of their over-allotment option. No discounts or commissions were paid to the underwriters on the purchase of these shares.

Off Balance Sheet Arrangements

None.

Contractual Obligations

As of December 31, 2017, the Company had the following amounts due under its operating leases for facilities in Baton Rouge, Louisiana, and Tampa, Florida.

Year ending December 31,	Amounts due under operating leases
2018	$366
2019	327
2020	79
Total	$772

Shareholders’ Equity

On December 1, 2014, the Company’s Board of Directors authorized a share repurchase program for up to 500,000 shares of the Company’s common stock, which expired on December 31, 2016. Through December 31, 2016, the Company had repurchased an aggregate 401,359 shares at an aggregate purchase price of $2,927, or $7.29 per share, including all fees and commissions. On January 29, 2016, the Company retired 250,000 of its treasury shares, resulting in a reclassification of the purchase price of $1,917 to additional paid in capital.

1347 PROPERTY INSURANCE HOLDINGS, INC.

On May 23, 2017, the Company announced that Dan Case has been appointed to the position of Chief Operating Officer. In connection with Mr. Case’s new employment, Mr. Case has the opportunity to purchase up to 68,027 shares of the Company’s common stock on the open market or in direct purchases from the Company until June 15, 2018 and at the end of the purchase period, the Company will match any such shares purchased by Mr. Case with a grant of restricted stock units (“RSUs”) of the Company equal to two RSUs for each share purchased by Mr. Case. The aggregate maximum number of shares of the Company’s common stock that may be acquired pursuant to this arrangement, including through open market purchases, purchases from the Company and grants from the Company, is 204,081. As of December 31, 2017, Mr. Case had purchased 56,276 shares of the Company’s common stock pursuant to this arrangement, 28,000 of which shares were purchased directly from the Company at a purchase price of $8.00 per share on September 14, 2017.

The table below presents the primary drivers behind the changes to total shareholders’ equity for the years ended December 31, 2017 and 2016.

	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity
Balance, January 1, 2016	6,134,274	223,851	$47,506
Stock compensation expense	-	-	38
Purchase of treasury stock	(177,508)	177,508	(1,195)
Retirement of treasury stock	-	(250,000)	-
Net income	-	-	11
Unrealized loss on investment portfolio (net of income taxes)	-	-	(3)
Balance, December 31, 2016	5,956,766	151,359	46,357

Stock compensation expense	-	-	31
Issuance of common stock	28,000	-	224
Net income	-	-	294
Unrealized loss on investment portfolio (net of income taxes)	-	-	(104)
Balance, December 31, 2017	5,984,766	151,359	$46,802

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 preferred shares designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Preferred Stock”). In addition, on March 26, 2018, we issued an additional 60,000 shares of Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Preferred Stock are cumulative from the date of original issue and will be payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018, when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Preferred Stock will be June 1, 2018. Dividends will be payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Preferred Stock per year.

The Preferred Stock is not redeemable prior to February 28, 2023. On and after that date, the Preferred Stock will be redeemable at our option, for cash, in whole or in part, at a redemption price of $25.00 per share of Preferred Stock, plus all accumulated and unpaid dividends to, but not including, the date of redemption. The Preferred Stock has no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Preferred Stock will generally have no voting rights except as provided in the Certificate of Designations or as from time to time provided by law. The affirmative vote of the holders of at least two-thirds of the outstanding shares of Preferred Stock and each other class or series of voting parity stock will be required at any time for us to authorize, create or issue any class or series of our capital stock ranking senior to the Preferred Stock with respect to the payment of dividends or the distribution of assets on liquidation, dissolution or winding up, to amend any provision of our Certificate of Incorporation so as to materially and adversely affect any rights of the Preferred Stock or to take certain other actions.

The shares have been listed on the Nasdaq Stock Market under the symbol “PIHPP”, and trading of the shares commenced on March 22, 2018. Net proceeds received by Company were approximately $16,400. The Company used $1,500 of the net proceeds to repurchase 60,000 shares of its Series B Preferred Stock from IWS Acquisition Corporation, as previously discussed under the heading “Related Party Transactions”, with the remainder of the proceeds to be used to support organic growth, including spending for business development, sales and marketing and working capital, and for future potential acquisition opportunities.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Gross Premiums Written

The following table shows our gross premiums written by state and by line of business for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
Line of Business	2017	2016	Change
Homeowners – LA	$33,039	$32,380	$659
Special Property - LA	16,286	14,151	2,135
Total Louisiana	49,325	46,531	2,794

Homeowners – TX	7,927	1,235	6,692
Special Property - TX	9,735	3,561	6,174
Total Texas	17,662	4,796	12,866

Special Property – FL	5,692	-	5,692
Total Florida	5,692	-	5,692

Gross Premium Written	$72,679	$51,327	$21,352

The increase in gross written premiums was primarily the result of organic growth in voluntary production from our independent agencies in Texas as well as from our first depopulation of policies from FL Citizens on December 19, 2017.

Ceded Premiums Written

Ceded premiums written increased by $2,042 to $22,583 for the year ended December 31, 2017, compared to $20,541 for the year ended December 31, 2016. The increase in ceded premiums written is primarily due to an increase in the total insured value of the Company’s book of business year over year as well as the change in the geographic mix of coverage that we provide. While the limits purchased under our catastrophe excess of loss reinsurance (“CAT XOL”) and aggregate programs did not change year over year, our treaty years run from June 1st through May 31st of each year, thus the two year period ended December 31, 2017 is covered by ceded premiums written under three separate reinsurance treaties. Therefore, the increase in ceded premiums written for the twelve month period can also be attributed to the increase in limits purchased when comparing our 2015/2016 treaty with the Company’s two most recent treaties (2016/2017 and 2017/2018). The following table is a summary of the key provisions under each of our treaties.

	2015/2016 CAT XOL Treaty 06/01/15 – 05/31/16	2016/2017 CAT XOL Treaty 06/01/16 – 05/31/17	2017/2018 CAT XOL Treaty 06/01/17 – 05/31/18
Wind/Hail loss occurrence clause(1)	144 hours	144 hours	144 hours
Retention on first occurrence	$4,000	$5,000	$5,000
Retention on second occurrence	$1,000	$2,000	$2,000
Limit of coverage including first event retention	$140,000	$200,000	$200,000
Franchise deductible(2)	$-	$125	$250

(1)	Specifies the time period during which our losses from the same occurrence may be aggregated and applied to our retention and limits. We may pick the date and time when the period of consecutive hours begin in order to maximize our recovery.

(2)	Specifies the gross incurred losses by which each 144 hour loss occurrence must exceed before recoveries are generated under our aggregate treaty. Once the franchise deductible is met, all losses under the loss occurrence qualify for recovery, not just those losses which exceed the franchise deductible amount.

The total cost of our CAT XOL and aggregate coverage is estimated to be approximately $24,700 for the 2017/2018 treaty year, compared to $21,200 for the 2016/2017 treaty year.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Net Premium Earned

The following table shows our net premiums earned by state and by line of business.

	Year Ended December 31,
Line of Business	2017	2016	Change
Homeowners – LA	$21,511	$20,443	$1,068
Special Property – LA	7,303	7,104	199
Total Louisiana	28,814	27,547	1,267

Homeowners – TX	3,261	487	2,774
Special Property – TX	2,818	2,414	404
Total Texas	6,079	2,901	3,178

Special Property – FL	309	-	309
Total Florida	309	-	309

Net Premium Earned	$35,202	$30,448	$4,754

The increase in net premiums earned is due to the increase in gross premiums written less premiums ceded as previously discussed. Premium earned on a direct and ceded basis is as shown in the following table.

	Year Ended December 31,
	2017	2016	Change
Gross premium earned	$58,977	$48,947	$10,030
Ceded premium earned	23,775	18,499	5,276
Net premium earned	$35,202	$30,448	$4,754

Other Income

Other income increased $717, to $1,981 as of December 31, 2017, compared to $1,264 as of December 31, 2016. Other income is comprised of claims adjusting fee revenue earned by our subsidiary, ClaimCor, policy fee income charged to our policyholders for inspections, premium financing fees for those policyholders which elect to pay their premiums on an installment basis, and also commission revenue resulting from a brokerage sharing agreement between our insurance subsidiary, Maison, and the intermediary Maison uses to place its CAT XOL reinsurance program.

Net Losses and Loss Adjustment Expenses

Net losses and LAE represent both actual payments made and changes in estimated future payments to be made to our policyholders. Net losses and LAE are as shown in the following table.

	Year ended December 31,
	2017		2016
	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)
Weather-Related Non-Catastrophe Losses	$3,551	10.1%	$1,133	3.7%
Non-Weather Related Losses	7,858	22.3%	5,815	19.1%
Subtotal Core Losses(1)	11,409	32.4%	6,948	22.8%
Catastrophe Losses(2)	6,700	19.0%	9,805	32.2%
Prior Period Development (Redundancy)(3)	(2,209)	(6.2)%	(381)	(1.2)%
Total	$15,900	45.2%	$16,372	53.8%

(1)	We define Core Loss as net losses and LAE less the sum of Catastrophe Losses and prior period development (redundancy).

(2)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25,000 of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a Catastrophe as a PCS event where our estimated cost exceeds $1,500.

(3)	Prior Period Development is the amount of ultimate actual loss settlement value which is more than the estimated reserves recorded for a particular liability or loss, while redundancy represents the ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Our loss ratio (net losses and LAE divided by net premiums earned) for the year ended December 31, 2017 was 45.2% compared to 53.8% for the prior year. While we experienced an increase in our core loss ratio, this was offset by a decrease in our catastrophe loss ratio when comparing periods. Although Hurricane Harvey was a significant event for us, as we expect our total gross incurred losses to be approximately $27,000 for this storm, due to our reinsurance program, our net incurred losses from Hurricane Harvey are limited to $5,000. Also included in our catastrophe loss figure for the current year is PCS event 1714, which was a series of wind/hail storms which impacted our policyholders in both Louisiana and Texas in early February, 2017, resulting in approximately $1,700 in net incurred losses for the year ended December 31, 2017. These net losses from event 1714, along with $5,000 in net incurred losses from Hurricane Harvey, represent the extent of our catastrophe losses for the year ended December 31, 2017 as shown in the preceding table. In comparison, for the year ended December 31, 2016, we experienced three catastrophe events as follows:

●	PCS CAT 1616 – Our Louisiana policyholders experienced primarily tornado damage, but also damage due to other high winds and hail during these storms which occurred in late February, 2016. The Company’s gross incurred losses from this event for the year ended December 31, 2016 were $6,501. After recoveries available to us under our excess of loss and per risk reinsurance treaties, our net incurred losses from this event were $3,890.

●	PCS CAT 1617 – This event also primarily impacted our Louisiana policyholders who experienced damage from wind, hail, lightning and flooding between March 5-10, 2016. Our gross incurred losses from this event for the year ended December 31, 2016 were $1,597, while net incurred losses were $1,000 after recoveries under our excess of loss treaty.

●	PCS CAT 1644 – This event impacted our Louisiana policyholders as a result of heavy rains and wind in the state between August 11-16, 2016. Our gross and net incurred losses from these storms for the year ended December 31, 2016 were $10,000 and $4,915, respectively.

Our loss ratio from weather related non-catastrophe losses has increased year over year, from 3.7% for the year ended December 31, 2016 to 10.1% for the year ended December 31, 2017. This increase is attributable to a reinsurance benefit we received in the prior year under our aggregate treaty which is a part of our catastrophe excess of loss reinsurance program. Under both of our 2015/2016 and 2016/2017 aggregate treaties, we were able to recover on weather-related non-catastrophe losses from our reinsurers as our combined first and second occurrence retentions of $5,000 and $7,000, were met in each respective treaty year. As we have not met the combined first and second occurrence retention of $7,000 under our 2017/2018 aggregate treaty as of December 31, 2017 we have not generated any recoveries from our reinsurers for non-catastrophe weather losses occurring after June 1, 2017. Our program is structured, however, such that we are able to continue to accumulate losses to our aggregate treaty through May 31, 2018. Should the accumulation of losses exceed our $7,000 retention before May 31, 2018, we will begin to generate recoveries on our non-catastrophe weather losses in 2018.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred acquisition costs for the year ended December 31, 2017 was $11,080, compared to $8,492 for the year ended December 31, 2016 and includes items such as commissions earned by our agencies, premium taxes, assessments, and policy processing fees. Expressed as a percentage of gross premiums earned, amortization was 18.8% for 2017, compared to 17.4% for 2016. The increase in amortization of deferred acquisition costs as a percentage of gross earned premiums can be attributed to an increase in the effective rate of the premium taxes that we pay due to the loss of an investment credit that we had received on our premium taxes in previous years. Effective January 1, 2017, the State of Louisiana amended this credit such that certain assets such as cash and money market funds held in the state of Louisiana would no longer qualify as a tax credit on the Company’s premium taxes. On December 19, 2017, we participated in our first depopulation of policies from FL Citizens. Under the terms of its depopulation program, FL Citizens does not charge insurers a ceding commission for those premiums assumed, unlike LA Citizens and TWIA, which charge a ceding commission of 16% and approximately 22% of the premiums assumed from each entity, respectively. As we had approximately $5,692 in unearned premium related to our depopulation of FL Citizens policies as of December 31, 2017, with no corresponding deferred policy acquisition costs related to commissions paid on these premiums, we expect this to contribute to the reduction of the ratio of deferred policy acquisition cost amortization to gross premiums earned in 2018. Upon renewal of these policies, however, we will pay our customary commission percentage to our independent agencies, which will be charged to deferred policy acquisition cost amortization throughout the coverage period of the renewal policies.

General and Administrative Expenses

General and administrative expenses increased $2,386 to $9,304 for the year ended December 31, 2017, compared to $6,918 for the year ended December 31, 2016. Expressed as a percentage of gross premium earned, general and administrative expenses were 15.8% and 14.1%, respectively. The largest drivers in the increase in general and administrative expense include employee costs and professional fees. Employee costs accounted for approximately 34% of the increase as we have increased staffing to support our growth in Texas and Florida while professional fees accounted for approximately 37% of the increase as we finalized a review of the rates that we charge on our risks in Louisiana and also have initiated filings for the new products that we plan to offer in Florida.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Income Tax Expense (Benefit)

Income tax expense for the year ended December 31, 2017 was $1,198 compared to $108 for the year ended December 31, 2016. The effective rate for income taxes was 80% for the current year, resulting primarily from a write down of the Company’s net deferred tax assets associated with the passage of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the corporate federal income tax rate from 35% to 21% beginning in the year 2018. As our net deferred tax assets are, by definition, only available to be used by us for tax years beginning in 2018 and later, we were required to write down the value of these assets to the newly enacted rate of 21%, while the current portion of our federal income taxes, related to 2017, were recorded at 35%. Were it not for the write-down of our net deferred tax assets as a result of the passage of the Tax Cuts and Jobs Act, our effective rate for income taxes would have been approximately 38%, including state tax, for the year ended December 31, 2017.

Net Income

As a result of the foregoing, the Company’s net income for the year ended December 31, 2017 was $294, or $0.05 per diluted share compared to $11, or $0.00 per diluted share for the year ended December 31, 2016.

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

On February 28, 2018, we completed the underwritten public offering of preferred shares designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Preferred Stock”), as previously discussed under the heading “Shareholders Equity”. In addition, on March 26, 2018, we issued an additional 60,000 shares of Preferred Stock in connection with the underwriters’ exercise of their over-allotment option. Net proceeds received by Company were approximately $16,400. The Company used $1,500 of the net proceeds to repurchase 60,000 shares of its Series B Preferred Stock from IWS Acquisition Corporation, as previously discussed under the heading “Related Party Transactions”, with the remainder of the proceeds to be used to support organic growth, including spending for business development, sales and marketing and working capital, and for future potential acquisition opportunities.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the years ended December 31, 2017 and 2016.

	Year ended December 31,
Summary of Cash Flows	2017	2016
Net cash provided by operating activities	$7,527	$3,372
Net cash used by investing activities	(26,981)	(6,849)
Net cash used by financing activities	(16)	(1,435)
Net decrease in cash and cash equivalents	$(19,470)	$(4,912)

Year ended December 31, 2017

For the year ended December 31, 2017, net cash provided by operating activities as reported on our consolidated statement of cash flows was $7,527, resulting from our collection of approximately $42,441 in premiums for the year (net of the amounts we have ceded to our reinsurers), less the payment of approximately $16,209 in loss and LAE expenses (net of ceded recoveries collected from our reinsurers). We also paid approximately $9,702 in commissions to our agencies, as well as to Brotherhood and Citizens as ceding commissions and $3,666 in salaries and benefits paid to our employees. Lastly, cash payments in the approximate amount of $5,337 were made for taxes, assessments and all other general and administrative expenses.

1347 PROPERTY INSURANCE HOLDINGS, INC.

The net cash used by investing activities as reported on our consolidated statement of cash flows was $26,981, resulting primarily from the net purchases of fixed income, equity securities and short term investments for our investment portfolio. Net cash used by financing activities was $16, which resulted from a dividend payment of $240 to 1347 Advisors as holders of the Series B Preferred Shares issued in the MSA termination transaction, offset by the receipt of $224 from the sale of our common stock to our Chief Operating Officer, Mr. Dan Case, at a sale price of $8.00 per share.

As a result of the foregoing, cash and cash equivalents decreased from $43,045 as of December 31, 2016 to $23,575 as of December 31, 2017.

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

Net cash used by financing activities was $1,435, comprised of our purchase of 177,508 of our common shares at an aggregate purchase price of $1,195, as well as a dividend payment of $240 to the holders of our Series B Preferred shares.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

1347 Property Insurance Holdings, Inc.

Tampa, FL

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 1347 Property Insurance Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2012.

Grand Rapids, Michigan

March 26, 2018

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $51,503 and $26,793, respectively)	$51,122	$26,559
Equity investments, at fair value (cost of $2,582 and $1,000, respectively)	2,707	1,136
Short-term investments, at cost	417	196
Other investments, at cost	945	505
Total investments	55,191	28,396
Cash and cash equivalents	23,575	43,045
Deferred policy acquisition costs, net	6,785	4,389
Premiums receivable, net of allowance for credit losses of $33 and $38, respectively	10,831	2,923
Ceded unearned premiums	3,655	4,847
Reinsurance recoverable on paid losses	1,952	444
Reinsurance recoverable on loss and loss adjustment expense reserves	8,971	3,652
Funds deposited with reinsured companies	2,250	500
Current income taxes recoverable	64	1,195
Deferred tax asset, net	70	420
Property and equipment, net	205	250
Other assets	888	788
Total assets	$114,437	$90,849

LIABILITIES
Loss and loss adjustment expense reserves	$13,488	$6,971
Unearned premium reserves	39,523	25,821
Ceded reinsurance premiums payable	5,532	5,229
Agency commissions payable	695	497
Premiums collected in advance	1,078	1,128
Funds held under reinsurance treaties	206	73
Accounts payable and other accrued expenses	4,273	2,065
Series B Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 120,000 shares issued and outstanding at December 31, 2017 and 2016	2,840	2,708
Total liabilities	67,635	44,492

Commitments and contingencies (Note 17)

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 10,000,000 shares authorized, 6,136,125 and 6,108,125 issued at December 31, 2017 and 2016, respectively and 5,984,766 and 5,956,766 outstanding at December 31, 2017 and 2016, respectively	6	6
Additional paid-in capital	47,064	46,809
Retained earnings	910	616
Accumulated other comprehensive loss, net of tax	(169)	(65)
	47,811	47,366
Less: treasury stock at cost, 151,359 shares as of December 31, 2017 and 2016	(1,009)	(1,009)
Total shareholders’ equity	46,802	46,357
Total liabilities and shareholders’ equity	$114,437	$90,849

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

($ in thousands, except per share amounts)

	Year ended December 31,
	2017	2016
Revenue:
Net premiums earned	$35,202	$30,448
Net investment income	965	544
Other income	1,981	1,264
Total revenue	38,148	32,256

Expenses:
Net losses and loss adjustment expenses	15,900	16,372
Amortization of deferred policy acquisition costs	11,080	8,492
General and administrative expenses	9,304	6,918
Accretion of discount on Series B Preferred Shares	372	355
Total expenses	36,656	32,137

Income before income tax expense	1,492	119
Income tax expense	1,198	108
Net income	$294	$11

Net earnings per common share:
Basic and diluted	$0.05	$-

Weighted average common shares outstanding:
Basic	5,965,051	6,047,979
Diluted	5,970,096	6,047,979

Consolidated Statements of Comprehensive Income

Net income	$294	$11
Unrealized losses on investments available for sale, net of income taxes	(104)	(3)
Comprehensive income	$190	$8

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

($ in thousands, except share amounts)

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, January 1, 2016	–	–	6,134,274	$6	223,851	$(1,731)	$48,688	$605	$(62)	$47,506
Stock compensation expense	–	–	–	–	–	–	38	–	–	38
Repurchases of common stock	–	–	(177,508)	–	177,508	(1,195)	–	–	–	(1,195)
Retirement of treasury shares	–	–	–	–	(250,000)	1,917	(1,917)	–	–	–
Net income	–	–	–	–	–	–	–	11	–	11
Other comprehensive loss	–	–	–	–	–	–	–	–	(3)	(3)
Balance, December 31, 2016	–	$–	5,956,766	$6	151,359	$(1,009)	$46,809	$616	$(65)	$46,357

Stock compensation expense	–	–	–	–	–	–	31	–	–	31
Issuance of common stock	–	–	28,000	–	–	–	224	–	–	224
Net income	–	–	–	–	–	–	–	294	–	294
Other comprehensive loss	–	–	–	–	–	–	–	–	(104)	(104)
Balance, December 31, 2017	–	$–	5,984,766	$6	151,359	$(1,009)	$47,064	$910	$(169)	$46,802

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

	Year ended December 31,
	2017	2016
Cash provided by (used in):
Operating activities:
Net income	$294	$11
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on Series B Preferred Shares	372	355
Net deferred income taxes	404	87
Stock compensation expense	31	38
Depreciation expense	73	67
Changes in operating assets and liabilities:
Premiums receivable, net	(7,908)	(528)
Reinsurance recoverable on paid losses and loss reserves	(6,826)	(3,976)
Amounts held on deposit with reinsured companies	(1,750)	225
Ceded unearned premiums	1,192	(2,042)
Deferred policy acquisition costs, net	(2,396)	(359)
Loss and loss adjustment expense reserves	6,517	4,848
Premiums collected in advance	(50)	258
Unearned premium reserves	13,702	2,379
Ceded reinsurance premiums payable	303	1,946
Current income taxes payable	1,131	(230)
Other, net	2,438	293
Net cash provided by operating activities	7,527	3,372

Investing activities:
Purchases of furniture and equipment	(28)	(83)
Purchases of fixed income securities	(30,088)	(10,811)
Proceeds from the sale of fixed income securities	5,378	4,350
Purchases of equity securities	(2,562)	(1,000)
Proceeds from the sale of equity securities	980	–
Net proceeds from the sales of short-term investments	(221)	953
Purchases of other investments	(440)	(258)
Net cash used by investing activities	(26,981)	(6,849)

Financing activities:
Proceeds from issuance of common stock, net	224	-
Payment of dividends on Series B Preferred shares	(240)	(240)
Purchases of treasury stock	-	(1,195)
Net cash used by financing activities	(16)	(1,435)

Net decrease in cash and cash equivalents	(19,470)	(4,912)
Cash and cash equivalents at beginning of period	43,045	47,957
Cash and cash equivalents at end of period	$23,575	$43,045

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$155	$128

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

1. Nature of Business

1347 Property Insurance Holdings, Inc. (“PIH”, the “Company”, “we”, or “us”) is an insurance holding company specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to March 31, 2014, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned holding company based in Canada. As of December 31, 2017, KFSI and its affiliates owned approximately 8.3% of our outstanding shares of common stock and warrants and performance shares to acquire approximately an additional 23.9% of our outstanding shares of common stock. In addition, as of December 31, 2017, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 36.0% of our outstanding shares of common stock. D. Kyle Cerminara, a member of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, a member of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

We have three wholly-owned subsidiaries: Maison Insurance Company, or “Maison”, Maison Managers Inc., or “MMI”, and ClaimCor, LLC, or “ClaimCor”.

Through Maison, we began providing property and casualty insurance to individuals in Louisiana in December 2012. In September 2015, Maison began writing manufactured home policies in the State of Texas on a direct basis. Our current insurance offerings in Louisiana and Texas include homeowners insurance, manufactured home insurance and dwelling fire insurance. We write both full peril property policies as well as wind/hail only exposures and we produce new policies through a network of independent insurance agencies. We refer to the policies we write through independent agencies as voluntary policies. We also wrote commercial business in Texas through a quota share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we had assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas.

In addition to the voluntary policies that Maison writes, we have participated in the last six rounds of take-outs from Louisiana Citizens Property Insurance Corporation, or “LA Citizens”, occurring on December 1st of each year, as well as the inaugural depopulation of policies from the Texas Windstorm Insurance Association, or “TWIA”, which occurred on December 1, 2016. Under these programs, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by LA Citizens and TWIA. The majority of policies that we have obtained through LA Citizens as well as all of the policies we have obtained through TWIA cover losses arising only from wind and hail. Prior to our take-out, some of LA Citizens and TWIA policyholders may not have been able to obtain such coverage from any other marketplace.

On March 1, 2017, Maison received a certificate of authority from the Florida Office of Insurance Regulation, or “FOIR”, which authorized Maison to write personal lines insurance in Florida. Pursuant to the Consent Order issued, Maison has agreed to comply with certain requirements as outlined by the FOIR until Maison can demonstrate three consecutive years of statutory net income following our admission into Florida as evidenced by its Annual Statement filed with the National Association of Insurance Commissioners. To comply with a requirement of the consent order that Maison have at least $35 million in capital and surplus, and maintain an RBC ratio of 300% or more, on March 31, 2017, Maison received a capital contribution from PIH in the amount of $16 million.

On September 29, 2017, Maison received authorization from the FOIR to assume personal lines policies from Florida Citizens Property Insurance Corporation (“FL Citizens”) pursuant to a proposal of depopulation which Maison filed with FL Citizens on August 18, 2017. Accordingly, on December 19, 2017, Maison entered the Florida market via the assumption of approximately 3,500 policies from FL Citizens.

MMI serves as our management services subsidiary, known as a managing general agency, and provides underwriting, policy administration, claims administration, marketing, accounting and other management services to Maison. MMI contracts primarily with independent agencies for policy sales and services, and also contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by, and subject to, the regulatory oversight of the LDI, TDI and FOIR. MMI earns commissions on a portion of the premiums Maison writes, as well as a per policy fee which ranges from $0-$75.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

On January 2, 2015, we completed our acquisition of 100% of the membership interests of ClaimCor, a claims and underwriting technical solutions company. Maison processes claims made by our policyholders through ClaimCor, and also through various third-party claims adjusting companies during times of high volume, so that we may provide responsive claims handling service when catastrophe events occur which impact many of our policyholders. We have the ultimate authority over the claims handling process, while the agencies that we appoint have no authority to settle our claims or otherwise exercise control over the claims process.

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

Investments:

Investments in fixed income and equity securities are classified as available-for-sale and reported at estimated fair value. Unrealized gains and losses are included in accumulated other comprehensive loss, net of tax, until sold or an other-than-temporary impairment is recognized, at which point the cumulative unrealized gains or losses are transferred to the consolidated statement of income.

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

The Company conducts a quarterly review to identify and evaluate investments that show objective indications of possible impairment. Impairment is charged to the statement of income if the fair value of the instrument falls below its amortized cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

Deferred Policy Acquisition Costs:

The Company defers commissions, premium taxes and other underwriting and agency expenses that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable. Costs deferred on insurance products are amortized over the period in which premiums are earned. Costs associated with unsuccessful efforts or costs that cannot be tied directly to a successful policy acquisition are expensed as incurred, as opposed to being deferred and amortized as the premium is earned. The method followed in determining the deferred policy acquisition costs limits the deferral to its realizable value by giving consideration to estimated future loss, loss adjustment, and maintenance expenses to be incurred as revenues are earned. Changes in estimates, if any, are recorded in the accounting period in which they are determined. Anticipated investment income is included in determining the realizable value of the deferred policy acquisition costs.

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

Rent expense for the Company’s office leases is recognized on a straight line basis over the term of the lease. Rent expense was $340 and $343 for the years ended December 31, 2017 and 2016, respectively.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with two major U.S. domestic banking institutions and two regional banks headquartered in the Southeastern U.S. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At December 31, 2017 the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

The Company has not experienced significant losses related to premiums receivable from its policyholders and management believes that amounts provided as an allowance for credit losses is adequate.

The Company has not experienced any losses on amounts due from reinsurers. In order to limit the credit risk associated with amounts potentially due from reinsurers, the Company uses several different reinsurers, most of which have an A.M. Best Rating of A- (Excellent) or better. Absent such rating, the Company has required its reinsurers to place collateral on deposit with an independent institution under a trust agreement for the Company’s benefit.

The Company also has risk associated with the lack of geographic diversification due to the fact that Maison exclusively underwrites policies in Louisiana, Texas and Florida. Maison insures personal property located in 63 of the 64 parishes in Louisiana. As of December 31, 2017, these policies are concentrated within these parishes, presented as a percentage of our total direct and assumed policies in all states, as follows: Saint Tammany Parish, 9.8%, Jefferson Parish, 9.2%, and East Baton Rouge Parish, 5.8%. No other parish in Louisiana or county in Texas or Florida individually has over 5.0% of our total direct and assumed policies as of December 31, 2017. As of December 31, 2017, Maison has written or assumed policies in 156 of the 254 counties that comprise the State of Texas, and in 28 of the 67 counties in Florida.

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

Stock-Based Compensation:

The Company has accounted for stock-based compensation under the provisions of ASC Topic 718 – Stock Compensation which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model using assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The fair value of each stock option award is recorded as compensation expense on a straight-line basis over the requisite service period, which is generally the period in which the stock options vest, with a corresponding increase to additional paid-in capital.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

The Company has also issued restricted stock units (“RSUs”) to certain of its employees and directors which have been accounted for as equity based awards since, upon vesting, they are required to be settled in the Company’s common shares. The Company used the fair value of the Company’s common stock on the date the RSUs were issued to estimate the grant date fair value of those RSUs which vest solely based upon the passage of time, as well as a Monte Carlo valuation model to estimate the fair value of those RSUs which vest solely upon market-based conditions. The fair value of each RSU is recorded as compensation expense over the requisite service period, which is generally the expected period over which the awards will vest. In the case of those RSUs which vest upon market-based conditions, should the market-based condition be achieved prior to the expiration of the derived service period, any unrecognized cost will be recorded as compensation expense in the period in which the RSUs actually vest. See Note 10 for further disclosure.

Fair Value of Financial Instruments:

The carrying values of certain financial instruments, including cash, short-term investments, premiums receivable, accounts payable, and other accrued expenses approximate fair value due to their short-term nature. The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 14 for further information on the fair value of the Company’s financial instruments.

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

3. Recently Issued Accounting Standards

ASU 2014-09: Revenue from Contracts with Customers:

The FASB has issued ASU No. 2014-09, “Revenue from Contracts with Customers”, and related amendments ASU 2015-14, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-05 and ASU 2017-13, (collectively, “Topic 606”). Topic 606 creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Topic 606 becomes effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company will adopt Topic 606 on January 1, 2018, but since virtually all of the Company’s revenues relate to insurance contracts and investment income, the adoption of Topic 606 is not expected to have a material impact on the Company’s revenues. The Company will continue to monitor and examine transactions that could potentially fall within the scope of Topic 606 as such are consummated.

ASU 2016-01: Financial Instruments-Overall:

In January 2016, the FASB issued ASU 2016-01: Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. Most significantly, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. ASU 2016-01 will be applied using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Adoption of ASU 2016-01 is not expected to have a material impact on the Company’s financial position, cash flows, or total comprehensive income, but will impact the Company’s results of operations and earnings per share as changes in fair value will be presented in net income rather than other comprehensive income.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

ASU 2016-02: Leases:

In February 2016, the FASB issued ASU 2016-02: Leases. ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income while the repayment of the principal portion of the lease liability will be classified as a financing activity and the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial position, results of operations or cash flows. Upon adoption, we expect to recognize right of use assets and liabilities on the consolidated statement of financial position for leases currently classified as operating leases.

ASU 2016-09: Stock Compensation:

In March 2016, the FASB issued ASU 2016-09: Compensation – Stock Compensation: Improvement to Employee Share-Based Payment Accounting. ASU 2016-09 was issued to simplify the accounting for share-based payment awards. The guidance requires that all tax effects related to share-based payment be made through the statement of income at the time of settlement as opposed to the current guidance that requires excess tax benefits to be recognized in additional paid-in-capital. ASU 2016-09 also removes the requirement to delay recognition of a tax benefit until it reduces current taxes payable. The change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening accumulated deficit. Additionally, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a departure from the current requirement which presents tax benefits as an inflow from financing activities and an outflow from operating activities. ASU 2016-09 is effective for annual and interim reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company does not believe the adoption of ASU 2016-09 will have a material impact on its consolidated financial statements.

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

ASU 2018-02: Income Statement – Reporting Comprehensive Income:

In February 2018, the FASB issued ASU 2018-02: Income Statement – Reporting Comprehensive Income. ASU 2018-02 was issued to address financial reporting issues that arose as a result of the passage of the Tax Cuts and Jobs Act, enacted into law by the United States federal government on December 22, 2017. Prior to the issuance of ASU 2018-02, GAAP required that deferred tax assets and liabilities be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance was applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income. Under ASU 2018-02, a reclassification from accumulated other comprehensive income to retained earnings is allowed for stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because ASU 2018-02 only relates to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has reviewed the guidance and has determined that ASU 2018-02 will apply to the deferred taxes on unrealized losses on its investment portfolio, which have been previously recognized in other comprehensive income, and will result in a reclassification of the stranded tax effect of these losses from accumulated other comprehensive income to retained earnings. The Company does not believe the adoption of ASU 2018-02 will have a material impact on its consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

4. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on fixed income and equity securities classified as available-for-sale at December 31, 2017 and 2016 is as follows.

As of December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government	$2,735	$-	$(37)	$2,698
State municipalities and political subdivisions	5,959	3	(55)	5,907
Asset-backed securities and collateralized mortgage obligations	20,084	10	(227)	19,867
Corporate	22,725	44	(119)	22,650
Total fixed income securities	51,503	57	(438)	51,122
Equity securities:
Common stock	2,448	71	(59)	2,460
Warrants to purchase common stock	66	88	-	154
Rights to purchase common stock	68	26	(1)	93
Total equity securities	2,582	185	(60)	2,707
Total fixed income and equity securities	$54,085	$242	$(498)	$53,829

As of December 31, 2016
Fixed income securities:
U.S. government	$1,623	$1	$(20)	$1,604
State municipalities and political subdivisions	2,271	2	(27)	2,246
Asset-backed securities and collateralized mortgage obligations	12,095	9	(136)	11,968
Corporate	10,804	28	(91)	10,741
Total fixed income securities	26,793	40	(274)	26,559
Equity securities:
Common stock	1,000	136	-	1,136
Total equity securities	1,000	136	-	1,136
Total fixed income and equity securities	$27,793	$176	$(274)	$27,695

The table below summarizes the Company’s fixed income securities at December 31, 2017 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value
One year or less	$1,528	$1,525
More than one to five years	23,133	22,995
More than five to ten years	13,217	13,138
More than ten years	13,625	13,464
Total	$51,503	$51,122

The following table highlights the aggregate unrealized loss position and security type, those fixed income securities in unrealized loss positions as of December 31, 2017 and December 31, 2016. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions. There were 235 and 122 fixed income investments that were in unrealized loss positions as of December 31, 2017 and December 31, 2016, respectively. The Company held 12 and zero equity securities in unrealized loss positions at December 31, 2017 and 2016, respectively.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

	Less than 12 Months		Greater than 12 Months		Total
As of December 31, 2017	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
U.S. government	$1,547	$(22)	$771	$(15)	$2,318	$(37)
State municipalities and political subdivisions	4,267	(35)	732	(20)	4,999	(55)
Asset-backed securities and collateralized mortgage obligations	13,530	(123)	4,503	(104)	18,033	(227)
Corporate	14,690	(92)	1,158	(27)	15,848	(119)
Total fixed income securities	34,034	(272)	7,164	(166)	41,198	(438)
Equity securities:			-	-
Common stock	453	(59)	-	-	453	(59)
Warrants to purchase common stock	15	-	-	-	15	-
Rights to purchase common stock	15	(1)	-	-	15	(1)
Total equity securities	483	(60)	-		483	(60)
Total fixed income and equity securities	$34,517	$(332)	$7,164	$(166)	$41,681	$(498)

As of December 31, 2016
Fixed income securities:
U.S. government	$1,303	$(20)	$-	$-	$1,303	$(20)
State municipalities and political subdivisions	1,537	(27)	-	-	1,537	(27)
Asset-backed securities and collateralized mortgage obligations	9,552	(133)	460	(3)	10,012	(136)
Corporate	5,952	(91)	-	-	5,952	(91)
Total fixed income securities	$18,344	$(271)	$460	$(3)	$18,804	$(274)

Under the terms of the certificate of authority granted to Maison by the Texas Department of Insurance, Maison is required to pledge securities totaling at least $2,000 with the State of Texas. These securities consist of cash in the amount of $300 as well as various fixed income securities listed in the preceding tables which have an amortized cost basis of $1,701 and estimated fair value of $1,688 as of December 31, 2017.

The Company’s limited liability investments are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $645 through December 31, 2017. One of these limited partnerships is managed by Argo Management Group, LLC, an entity which is wholly owned by KFSI. The Company has accounted for its limited liability investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

Also included in other investments is a certificate of deposit in the amount of $300 with an original term of 18 months deposited with the State of Florida pursuant to the terms of the certificate of authority issued to Maison from the FOIR.

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

Accordingly, all of the Company’s investments were deemed to be in good standing and not impaired as of December 31, 2017 and 2016. Additionally, there were no write-downs for other-than-temporary impairments on the Company’s investments for the years then ended.

The Company does not have any exposure to subprime mortgage-backed investments.

Net investment income for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
	2017	2016
Investment income:
Interest on fixed income securities	$820	$471
Interest on cash and cash equivalents	145	129
Realized gains upon sale of securities	67	9
Gross investment income	1,032	609
Investment expenses	(67)	(65)
Net investment income	$965	$544

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

Under the Company’s per-risk treaties, reinsurance recoveries are received for up to $1,750 in excess of a retention of $250 for each loss occurring prior to June 1, 2017. Effective June 1, 2017, the Company amended its per-risk treaty such that recoveries are received for up to $1,600 in excess of a retention of $400 for each loss occurring on June 1, 2017 or thereafter. The Company ceded $513 and $569 in written premiums under its per-risk treaties for the years ended December 31, 2017 and 2016 respectively.

The Company’s excess of loss treaties are based upon a treaty year beginning on June 1st of each year and expiring on May 31st of the following year. Thus, the financial statements for the years ended December 31, 2017 and 2016 contain premiums ceded under three separate excess of loss treaties. Under the Company’s 2015/2016 excess of loss treaty which expired on May 31, 2016, for each catastrophic event occurring within a 144-hour period, the Company receives reinsurance recoveries of up to $121,000 in excess of a retention of $4,000 per event. The Company had also procured “top, drop and aggregate” layer of reinsurance protection that may be used for any event above $125,000, up to a maximum recovery of $15,000. This $15,000 second layer of coverage applied in total to all events occurring during the treaty year of June 1, 2015 through May 31, 2016.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

The Company ceded $22,070 and $19,972 in written premiums under its excess of loss treaties for the years ended December 31, 2017 and 2016, respectively.

In June 2015, we began writing business through a quota-share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we acted as a reinsurer, and had assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas. Our quota-share percentage varied from 25%-100% of wind/hail premium written by Brotherhood, dependent upon the geographic location (coastal versus non-coastal) of the risk within the State of Texas. As of December 31, 2017, we had written $2,022 in assumed premiums through the Brotherhood agreement compared with $1,150 in the previous year, but have discontinued this business effective January 1, 2018.

On December 1, 2016, we participated TWIA’s inaugural depopulation program whereby Maison assumed policies for wind and hail only exposures along the Gulf Coast area of Texas. The depopulation program was structured such that Maison reinsures TWIA under a 100% quota share agreement. As of December 31, 2017, we have written $1,397 in assumed premiums through the TWIA quota share agreement compared with $186 in the previous year.

On December 19, 2017, we participated in our first depopulation of policies from FL Citizens. The policies which we assumed were all personal lines policies which cover the perils of wind and hail only on homes and condominiums throughout the state. As of December 31, 2017, we have written $5,692 in assumed premiums through the FL Citizens depopulation.

The impact of reinsurance treaties on the Company’s consolidated financial statements is as follows:

	Year Ended December 31,
	2017	2016
Premium written:
Direct	$63,568	$49,991
Assumed	9,111	1,336
Ceded	(22,583)	(20,541)
Net premium written	$50,096	$30,786

Premium earned:
Direct	$55,406	$46,851
Assumed	3,571	2,096
Ceded	(23,775)	(18,499)
Net premium earned	$35,202	$30,448

Losses and LAE incurred:
Direct	$36,287	$28,372
Assumed	10,302	3,414
Ceded	(30,689)	(15,414)
Net losses and LAE incurred	$15,900	$16,372

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

DPAC as well as the related amortization expense associated with DPAC for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
	2017	2016

Balance, January 1, net	$4,389	$4,030
Additions	13,476	8,851
Amortization	(11,080)	(8,492)
Balance, December 31, net	$6,785	$4,389

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

The Company’s evaluation of the adequacy of loss and loss adjustment expense reserves includes a re-estimation of the liability for loss and loss adjustment expense reserves relating to each preceding financial year compared to the liability that was previously established. The following tables illustrate incurred and paid claims development as of December 31, 2017, net of reinsurance, along with cumulative claim frequency and total incurred-but-not-reported (“IBNR”) liabilities as well as paid claims development on reported claims within the net incurred claims amounts. We have presented this information separately for both our homeowners’ multi-peril policies, which includes our traditional dwelling policies and also mobile and manufactured home policies, as well as for our special property policies, which include both our fire and allied lines of business. Our allied lines primarily consist of wind/hail only policies (including those assumed through LA and FL Citizens and TWIA) as well as the commercial wind/hail only policies we had assumed through our agreement with Brotherhood. The information about incurred and paid claims development for the years ended December 31, 2012 through 2015 is presented as unaudited supplementary information.

	Cumulative Incurred Losses and LAE, Net of Reinsurance
	For the Years Ended December 31,						As of December 31, 2017
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
2012	$-	$-	$-	$-	$-	$-	$-	-
2013		460	380	355	355	355	-	57
2014			3,680	3,878	4,357	4,350	2	559
2015				8,442	7,734	7,481	40	1,224
2016					15,862	14,746	229	2,797
2017						11,725	852	2,027
Total – Homeowners Multi-Peril Policies						$38,657	$1,123	6,664

	For the Years Ended December 31,						As of December 31, 2017
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
2012	$9,392	$-	$-	$-	$-	$-	$-	-
2013		2,478	2,375	2,363	2,400	2,358	-	406
2014			115	120	120	120	-	34
2015				1,331	1,142	1,151	-	195
2016					891	91	116	244
2017						6,384	1,161	1,833
Total – Special Property Policies						$10,104	$1,277	2,712

	For the Years Ended December 31,						As of December 31, 2017
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
2012	$9,392	$-	$-	$-	$-	$-	$-	-
2013		2,938	2,755	2,718	2,755	2,713	-	463
2014			3,795	3,998	4,477	4,470	2	593
2015				9,773	8,876	8,632	40	1,419
2016					16,753	14,837	345	3,041
2017						18,109	2,013	3,860
Total – All Lines						$48,761	$2,400	9,376

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

	Cumulative Paid Losses and LAE, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
2012	$-	$-	$-	$-	$-	$-
2013		309	352	355	355	355
2014			2,925	3,674	4,058	4,340
2015				6,867	7,426	7,435
2016					13,745	14,404
2017						9,016
Total Paid Losses and LAE, net of reinsurance – Homeowners Multi-Peril Policies						$35,550
Liability for Losses and LAE, net of reinsurance – Homeowners Multi-Peril Policies						$3,107

Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
2012	$-	$-	$-	$-	$-	$-
2013		2,275	2,325	2,346	2,340	2,358
2014			99	120	120	120
2015				1,124	1,112	1,151
2016					386	(25)
2017						5,090
Total Paid Losses and LAE, net of reinsurance – Special Property Policies						$8,694
Liability for Losses and LAE, net of reinsurance – Special Property Policies						$1,410

Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017
2012	$-	$-	$-	$-	$-	$-
2013		2,584	2,677	2,701	2,695	2,713
2014			3,024	3,794	4,178	4,460
2015				7,991	8,538	8,586
2016					14,131	14,379
2017						14,106
Total Paid Losses and LAE, net of reinsurance – All Lines						$44,244
Liability for Losses and LAE, net of reinsurance – All Lines						$4,517

A reconciliation of the net incurred and paid loss development tables to the liability for loss and loss adjustment expenses on the balance sheet is as follows.

	As of December 31,
	2017	2016
Net Liability for Loss and LAE Reserves
Homeowners Multi-Peril Policies	$3,107	$2,724
Special Property Policies	1,410	595
Net Liability for Loss and LAE, net of reinsurance – All Lines	$4,517	$3,319

Reinsurance Recoverable on Loss and LAE Reserves
Homeowners Multi-Peril Policies	$1,562	$2,565
Special Property Policies	7,409	1,087
Reinsurance Recoverable on Loss and LAE Reserves – All Lines	$8,971	$3,652

Total Gross Liability for Loss and LAE Reserves – All Lines	$13,488	$6,971

The changes in the provision for unpaid losses and loss adjustment expenses for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
	2017	2016

Balance, Jan 1, gross of reinsurance	$6,971	$2,123
Less reinsurance recoverable on loss and LAE expense reserves	(3,652)	(120)
Balance, beginning of period, net of reinsurance	3,319	2,003
Incurred related to:
Current year	18,109	16,753
Prior years	(2,209)	(381)
Paid related to:
Current year	(14,106)	(14,131)
Prior years	(596)	(925)
Balance, December 31, net of reinsurance	4,517	3,319
Plus reinsurance recoverable related to loss and LAE expense reserves	8,971	3,652
Balance, December 31, gross of reinsurance	$13,488	$6,971

The provision for unpaid losses and loss adjustment expenses attributable to insured events of prior years’ developed favorably by approximately $2,209 and $381 in 2017 and 2016, respectively. The favorable development is the result of the continual re-estimation of unpaid losses and loss adjustment expenses. These changes are generally a result of ongoing analysis of recent loss development, economic, legal, legislative, and other trends in the industry. Changes in original estimates are included in current period operations.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

The following supplementary information provides average historical claims duration as of December 31, 2017.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (unaudited)
Age of loss (in years)	1	2	3	4	5
Homeowners Multi-Peril Policies	85.0%	5.2%	1.0%	0.7%	-%
Special Property Policies	88.8%	(3.5)%	0.2%	-%	0.2%
All Lines	85.8%	3.4%	0.9%	0.6%	-%

8. Income Taxes

A summary of income tax expense is as follows:

	Year Ended December 31,
	2017	2016
Current income tax expense	$795	$20
Deferred income tax expense	403	88
Total income tax expense	$1,198	$108

Actual income tax expense differs from the income tax expense computed by applying the applicable effective federal and state tax rates to income before income tax expense as follows:

	Year Ended December 31,
	2017		2016
	$	%	$	%

Provision for taxes at U.S. statutory marginal income tax rate of 34%	$507	34.0%	$40	34.0%
Impact of tax reform	469	31.4%	-	-%
Nondeductible expenses	15	1.0%	15	12.4%
State tax (net of federal benefit)	207	13.9%	53	44.4%
Income tax expense	$1,198	80.3%	$108	90.8%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes as compared to the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	As of December 31,
	2017	2016
Deferred income tax assets:
Loss and loss adjustment expense reserves	$28	$35
Unearned premium reserves	1,576	1,503
Net operating loss carryforwards	-	235
Share-based compensation	229	316
Other	240	270
Deferred income tax assets	$2,073	$2,359

Deferred income tax liabilities:
Deferred policy acquisition costs	$1,425	$1,492
State deferred taxes	543	397
Other	35	50
Deferred income tax liabilities	$2,003	$1,939

Net deferred income tax assets	$70	$420

The Company has recorded a net deferred tax asset of $70 and $420 as of December 31, 2017 and 2016, respectively. The Company’s net deferred tax assets were impacted by the passage of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the corporate federal income tax rate from 34% to 21% and required us to reduce the value of our net deferred tax assets to reflect this new rate, resulting in a charge of $469 to income tax expense for the year ended December 31, 2017. Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2017, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the ability to realize the deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

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

The Company files federal income tax returns as well as multiple state and local tax returns. The Company’s consolidated federal and state income tax returns for the years 2013 - 2016 are open for review by the Internal Revenue Service (“IRS”) and the various state taxing authorities.

9. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
Basic:
Net income	$294	$11
Weighted average common shares outstanding	5,965,051	6,047,979
Basic earnings per common share	$0.05	$-

Diluted:
Net income	$294	$11
Weighted average common shares outstanding	5,965,051	6,047,979
Dilutive RSUs outstanding	5,045	-
Diluted weighted average common shares outstanding	5,970,096	6,047,979
Diluted earnings per common share	$0.05	$-

The following potentially dilutive securities outstanding as of December 31, 2017 and 2016 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of December 31,
	2017	2016
Options to purchase common stock	177,456	177,456
Warrants to purchase common stock	1,906,875	1,906,875
Restricted stock units	20,500	20,500
Performance shares	475,000	475,000
	2,579,831	2,579,831

10. Equity Incentive Plan

The Company has established an equity incentive plan for employees and directors of the Company (the “Plan”). The purpose of the Plan is to create incentives designed to motivate recipients to significantly contribute toward the Company’s growth and success, to attract and retain persons of outstanding competence, and to provide such persons with an opportunity to acquire an equity interest in the Company.

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

In April 2015, the Company’s shareholders approved an amendment to the Plan to allow for the issuance of additional award types under the Plan. In addition to non-qualified stock options issuable under the Plan, the amendment provides for the issuance of restricted stock, restricted stock units (“RSUs”), performance shares, performance cash awards, and other stock-based awards. The Plan provides for the issuance of 354,912 shares of common stock. As of December 31, 2017, both stock options and RSUs had been issued to the Company’s employees and directors under the Plan resulting in 48,626 shares available for future issuance under the Plan.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

Stock option information for the two years ended December 31, 2017 is as follows.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Common Stock Options
Outstanding, January 1, 2016	210,489	$8.05	2.81	$0.96	$-
Exercisable, January 1, 2016	146,603	$8.04	2.62	$0.90	$-
Granted	-	-
Exercised	-	-
Cancelled	(33,033)	8.00
Outstanding, December 31, 2016	177,456	$8.06	2.25	$1.07	$-
Exercisable, December 31, 2016	134,865	$8.06	2.25	$1.07	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2017	177,456	$8.06	1.25	$1.07	$-
Exercisable, December 31, 2017	156,160	$8.06	1.25	$1.07	$-

A summary of the status of the Company’s non-vested employee stock options is as follows.

	Shares	Weighted Average Grant Date Fair Value
Non-Vested Common Stock Options
Non-vested, January 1, 2016	63,886	$1.07
Granted	-	-
Vested	(21,295)	1.07
Cancelled	-	-
Non-vested, December 31, 2016	42,591	$1.07
Granted	-	-
Vested	(21,295)	1.07
Cancelled	-	-
Non-vested, December 31, 2017	21,296	$1.07

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

In connection with the Company’s appointment of Dan Case as Chief Operating Officer effective May 23, 2017, we entered into an offer letter with Mr. Case, which provides Mr. Case with the opportunity to purchase up to 68,027 shares of the Company’s common stock on the open market or in direct purchases from the Company during his first six months of employment with the Company, which purchase period was extended by the Board of Directors to June 15, 2018. At the end of the purchase period, the Company will match any such shares purchased by Mr. Case with a grant of restricted stock units, or RSUs, of the Company equal to two RSUs for each share purchased by Mr. Case. The RSUs will vest 20% per year over five years following the date granted, subject to continued employment through such vesting date. The aggregate maximum number of shares of the Company’s common stock that may be acquired pursuant to this arrangement, including through open market purchases, purchases from the Company and grants from the Company, is 204,081. Any shares purchased directly from the Company will be made at a price equal to the closing price of the Company’s common stock on the prior trading day, but at a price not less than the Company’s latest quarter end published book value per share. This arrangement was entered into outside of the Plan, and was approved by the Compensation Committee of the Board of Directors as an inducement material to Mr. Case entering into employment with the Company in reliance on Nasdaq listing rule 5635(c)(4). As of December 31, 2017, Mr. Case had purchased 56,276 shares of the Company’s common stock pursuant to this arrangement, 28,000 of which shares were purchased directly from the Company at a purchase price of $8.00 per share on September 14, 2017. As of December 31, 2017, the Company had not yet granted Mr. Case any RSUs under this agreement.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

On May 31, 2017, the Compensation Committee of the Company’s Board of Directors approved a share matching arrangement for certain purchases of common stock made by the Company’s executive officers and directors. During the period beginning on May 31, 2017 and ending on November 30, 2017, each of the Company’s executive officers and directors had the opportunity to purchase the Company’s common stock through the open market, independently, and without assistance from the Company. At the end of the purchase period, the Company agreed to match any such shares purchased by the Company’s executive officers and directors with a grant of RSUs of the Company equal to two RSUs for each share purchased. Accordingly, on December 15, 2017, the Committee granted a total of 108,330 RSUs as follows; 40,000, 32,000 and 3,000 RSUs to our executive officers, Messrs. Raucy, Hill and Stroud, respectively as well as 6,666 RSUs to each of directors Swets, Cerminara, Horowitz, Johnson and Wong. Each RSU will entitle the grantee to one share of the Company’s common stock upon the vesting date of the RSU, which will vest 20% per year over a period of five years following the date granted, subject to each officer’s continued employment with the Company, or each director’s continued service on the Board. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. The Board of Directors may, in its discretion, accelerate vesting in the event of early retirement. Similarly, should a director makes himself available and consents to be nominated by the Company for continued service but is not nominated by the Board for election by the shareholders, other than for good reason as determined by the Board in its discretion, then such director’s RSU grant shall vest in full as of his last date of service as a director with the Company. Directors will be required to maintain ownership of the shares purchased through the full five-year vesting period, except as set forth above.

The following table summarizes RSU activity for the two years ended December 31, 2017.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2016	20,500	$1.34
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested units, December 31, 2016	20,500	$1.34
Granted	108,330	7.20
Vested	-	-
Forfeited	-	-
Non-vest units, December 31, 2017	128,830	$6.27

Total stock based compensation expense for the years ended December 31, 2017 and 2016 was $31 and $38, respectively. As of December 31, 2017, total unrecognized stock compensation expense of $779 remains, which will be recognized through December 31, 2022.

Stock warrants issued, exercised and outstanding as of December 31, 2017 are as shown in the following table. Additional information regarding the Company’s outstanding warrants is discussed under Note 12 – Related Party Transactions, below.

	Shares	Weighted Average Exercise Price
Common Stock Warrants
Outstanding, January 1, 2016	1,906,875	$13.87
Exercisable, January 1, 2016	1,906,875	$13.87
Granted	-
Exercised	-
Cancelled	-
Outstanding, December 31, 2016	1,906,875	$13.87
Exercisable, December 31, 2016	1,906,875	$13.87
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2017	1,906,875	$13.87
Exercisable, December 31, 2017	1,906,875	$13.87

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

11. Shareholders’ Equity

Treasury Shares

On December 1, 2014, the Company’s Board of Directors authorized a share repurchase program for up to 500,000 shares of the Company’s common stock which expired on December 31, 2016. Through December 31, 2016, the Company had repurchased an aggregate 401,359 shares at an aggregate purchase price of $2,927, or $7.29 per share, including all fees and commissions.

On January 29, 2016, the Company retired 250,000 of its treasury shares, resulting in a reclassification of the purchase price of $1,917 to additional paid in capital.

Sale of Common Stock to Chief Operating Officer

On September 14, 2017, the Company sold 28,000 shares of its common stock to our Chief Operating Officer, Dan Case, at a sale price of $8.00 per share, as previously discussed in Note 10.

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

Termination of Management Services Agreement

As a result of the termination of the Management Services Agreement (“MSA”), which occurred on February 24, 2015, the Company has issued the following securities to 1347 Advisors, LLC (“1347 Advisors”), a wholly owned subsidiary of KFSI.

●	100,000 shares of the Company’s common stock issuable pursuant to the Performance Shares Grant Agreement dated February 24, 2015, and subject to the achievement of the Milestone Event;

●	120,000 shares of Series B Preferred Stock of the Company (the “Series B Preferred Shares”); and

●	A warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $15.00 per share. The Warrant expires on February 24, 2022.

The Performance Shares Grant Agreement granted 1347 Advisors 100,000 shares of the Company’s common stock issuable upon the date that the last sales price of the Company’s common stock equaled or exceeded $10.00 per share for any 20 trading days within any 30-day trading period (the “Milestone Event”). 1347 Advisors was not entitled to any dividends declared or paid on the Company’s stock prior to the Milestone Event having been achieved. As described below, on January 2, 2018, the Performance Shares Grant Agreement was terminated. As the Milestone Event was never achieved, no shares of common stock were issued to 1347 Advisors under the agreement.

The Series B Preferred Shares had a par value of $25.00 dollars and paid annual cumulative dividends at a rate of eight percent per annum. The shares ranked senior to the Company’s common stock, and the Company was not permitted to issue any other series of preferred stock that rank equal or senior to the Series B Preferred Shares while the Series B Preferred Shares were outstanding. On both February 24, 2017 and 2016, the Company issued a cash payment of $240 to Advisors representing the annual dividend payment due on the Series B Preferred Shares.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the shares had a mandatory redemption date of February 24, 2020, the guidance required that we classify the shares as a liability on our consolidated balance sheet, rather than recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 redemption amount plus dividends expected to be paid on the shares while outstanding, discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $372 and $355 was charged to operations for the years ended December 31, 2017 and 2016, respectively.

As described below, through two transactions dated January 2, 2018 and February 28, 2018, all shares of Series B Preferred Stock have been repurchased by the Company.

Subsequent to the issuance of the Series B Preferred Shares, 1347 Advisors transferred 60,000 of its 120,000 Series B Preferred Shares to IWS Acquisition Corporation, an affiliate of KFSI. On January 2, 2018, the Company entered into a Stock Purchase Agreement with 1347 Advisors and IWS Acquisition Corporation, pursuant to which the Company repurchased 60,000 Series B Preferred Shares from 1347 Advisors for an aggregate purchase price of $1,740, representing (i) the par value of the Series B Preferred Shares, or $1,500; and (ii) declared and unpaid dividends with respect to the dividend payment due on February 23, 2018, or $240. Also in connection with the Stock Purchase Agreement, the Performance Shares Grant Agreement, dated February 24, 2015, between the Company and 1347 Advisors was terminated. In connection with the termination, the Company made a cash payment of $300 to 1347 Advisors.

Pursuant to the Stock Purchase Agreement, the Company also agreed to repurchase the remaining 60,000 Series B Preferred Shares from IWS Acquisition Corporation for an aggregate purchase price of $1,500, upon the completion of a capital raise resulting in the Company receiving net proceeds in excess of $5,000. On February 28, 2018, the Company purchased the remaining 60,000 Series B Preferred Shares from IWS Acquisition Corporation for $1,500 with the proceeds from the offering of the Company’s 8.00% Cumulative Preferred Stock, Series A (the “Preferred Stock”) offering (discussed under Note 18 – Subsequent Events below).

The foregoing transactions were approved by a special committee of the Board of Directors of the Company consisting solely of independent directors.

Investment in Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund to which the Company has committed to invest $500, of which the Company has invested $211 as of December 31, 2017. The managing member of Argo, Mr. John T. Fitzgerald, was also appointed to KFSI’s Board of Directors on April 21, 2016.

Public Offering of Preferred Stock

A fund managed by Fundamental Global Investors, LLC, one of the Company’s significant shareholders, purchased an aggregate of 34,620 shares of the Series A Preferred Stock in the Company’s public offering of the shares (discussed under Note 18 – Subsequent Events below), at the public offering price of $25.00 per share, including 31,680 shares purchased for a total of approximately $792 on February 28, 2018, the closing date of the offering, and 2,940 shares purchased for a total of approximately $74 on March 26, 2018 in connection with the underwriters’ exercise of their over-allotment option. In addition, CWA Asset Management Group, LLC, of which 50% is owned by Fundamental Global Investors, LLC, purchased 57,060 shares of the Series A Preferred Stock for customer accounts at the public offering price in connection with the underwriters’ exercise of their over-allotment option. No discounts or commissions were paid to the underwriters on the purchase of these shares.

13. Accumulated Other Comprehensive Loss

The table below details the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
Unrealized gains (losses) on available-for-sale securities:
Balance, January 1	$(65)	$(62)
Other comprehensive income (loss) before reclassifications	(113)	1
Amounts reclassified from accumulated other comprehensive loss	(45)	(6)
Income taxes	54	2
Net current-period other comprehensive loss	(104)	(3)
Balance, December 31	$(169)	$(65)

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

The FASB has issued guidance that defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.

●	Level 2 – inputs to the valuation methodology which include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly for substantially the full-term of the financial instrument.

●	Level 3 – inputs to the valuation methodology which are unobservable and significant to the measurement of fair value.

Financial instruments measured at fair value as of December 31, 2017 and 2016 in accordance with this guidance are as follows.

As of December 31, 2017	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. government	$-	$2,698	$-	$2,698
State municipalities and political subdivisions	-	5,907	-	5,907
Asset-backed securities and collateralized mortgage obligations	-	19,867	-	19,867
Corporate	-	22,650	-	22,650
Total fixed income securities	-	51,122	-	51,122

Equity securities:
Common stock	2,460	-	-	2,460
Warrants to purchase common stock	154	-	-	154
Rights to purchase common stock	93	-	-	93
Total equity securities	2,707	-	-	2,707

Total fixed income and equity securities	$2,707	$51,122	$-	$53,829

As of December 31, 2016
Fixed income securities:
U.S. government	$-	$1,604	$-	$1,604
State municipalities and political subdivisions	-	2,246	-	2,246
Asset-backed securities and collateralized mortgage obligations	-	11,968	-	11,968
Corporate	-	10,741	-	10,741
Total fixed income securities	-	26,559	-	26,559

Equity securities:
Common stock	1,136	-	-	1,136
Total equity securities	1,136	-	-	1,136

Total fixed income and equity securities	$1,136	$26,559	$-	$27,695

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

15. Statutory Requirements

The Company’s insurance subsidiary, Maison, prepares statutory basis financial statements in accordance with accounting practices prescribed or permitted by the LDI. Prescribed statutory accounting practices include state laws, rules and regulations as well as accounting practices and rules as outlined in a variety of publications of the National Association of Insurance Commissioners (“NAIC”). Permitted statutory accounting practices encompass all accounting practices that are not prescribed, but instead have been specifically requested by an insurer and allowed by the state in which the insurer is domiciled (in Maison’s case, Louisiana). Permitted practices may differ from state to state, or company to company within a state, and may change in the future. In converting from statutory accounting basis to U.S. GAAP, typical adjustments include the deferral of acquisition costs (which are all charged to operations as incurred on a statutory basis), the inclusion of statutorily non-admitted assets on the balance sheet, the inclusion of net unrealized holding gains or losses related to investments included on the balance sheet, as well as the inclusion of changes in deferred tax assets and liabilities in the statement of income.

Statutory Surplus and Capital Requirements

In order to retain its certificate of authority in Louisiana and Florida, Maison is required to maintain a minimum capital surplus of $5,000 and $35,000, respectively. As of December 31, 2017, Maison’s capital surplus was $38,688.

The LDI employs risk-based capital (“RBC”) reports to monitor Maison’s financial condition. Risk-based capital is determined in accordance with a formula adopted by the NAIC which takes into consideration the covariance between asset risk, credit risk, underwriting risk, and other business risks. The RBC report determines whether Maison falls into the “no action” level or one of the four action levels set forth in the Louisiana Insurance Code. Furthermore, in order to retain its certificate of authority in Texas and Florida, Maison is required to maintain an RBC ratio of 300% or more. As of December 31, 2017, Maison’s RBC ratio was 363%; as a result, our surplus was considered to be in the “no action” level.

States routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 2017, Maison held certificates of deposit with an estimated fair value of approximately $100 and $300 as a deposit with the LDI and FOIR, respectively. Maison also held cash investment securities with an estimated fair value of approximately $1,988 as a deposit with the TDI.

Surplus Notes

PIH, as the parent company of Maison, is subject to the insurance holding company laws of the State of Louisiana, which, among other things, regulate the terms of surplus notes issued by insurers to their parent company. As of December 31, 2017, Maison’s capital includes six surplus notes issued to PIH in the amount of $10,650, all of which were approved by the LDI prior to their issuance. Notes accrue interest at 10% per annum. Interest payments on the notes are due annually, and are also subject to prior approval by the LDI. The Company’s surplus notes, as of December 31, 2017, are as follows.

Date of Issuance	Maturity Date	Principal Amount
December 21, 2015	December 21, 2019	850
March 31, 2016	March 31, 2018	550
September 29, 2016	September 29, 2018	3,450
November 14, 2016	November 14, 2018	550
September 28, 2017	September 28, 2019	2,950
December 28, 2017	December 28, 2019	2,300
		$10,650

Restrictions on Payments from our Subsidiary Companies

As an insurance holding company, we are dependent on dividends and other permitted payments from our subsidiary companies to serve as operating capital. The ability of Maison to pay dividends to us is subject to certain restrictions imposed under Louisiana insurance law, which is the state of domicile for Maison. Dividend payments from Maison may be further restricted pursuant to a consent agreement entered into with the LDI and the FOIR as a condition of our licensure in each state. Interest payments on the surplus notes issued to us by Maison are also subject to the prior approval of the LDI. Our other subsidiary companies collect the majority of their revenue through their affiliation with Maison. Our subsidiary company MMI, earns commission income from Maison for underwriting, policy administration, claims handling, and other services provided to Maison. Our subsidiary company, ClaimCor, earns claims adjusting income for adjusting certain of the claims of Maison’s policyholders. While dividend payments from our other subsidiaries are not restricted under insurance law, the underlying contracts between Maison and our other subsidiary companies are regulated by, and subject to the approval of, insurance regulators.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

16. Retirement plans

The 1347 Property Insurance Holdings, Inc. 401(k) Plan (the “Retirement Plan”) was established effective January 1, 2015, as a defined contribution plan. The Retirement Plan is subject to the provisions for the Employee Retirement Income Security Act of 1974 (“ERISA”); eligible employees of the Company and its subsidiaries may participate in the plan. Employees who have completed one month of service are eligible to participate and are permitted to make annual pre and post-tax salary reduction contributions not to exceed the limits imposed by the Internal Revenue Code of 1986, as amended. Contributions are invested at the direction of the employee participant in various money market and mutual funds. The Company matches contributions up to 100% of each participant’s contribution, limited to contributions up to 4% of a participant’s earnings. The Company may also elect to make a profit sharing contribution to the Retirement Plan based upon discretionary amounts and percentages authorized by the Company’s Board of Directors. For the years ended December 31, 2017 and 2016, the Company made matching contributions to the Retirement Plan in the amount of $94 and $75, respectively.

17. Commitments and Contingencies

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

Operating Lease Commitments:

As of December 31, 2017, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, and Tampa, Florida.

Year ended December 31,	Amounts due under operating leases
2018	$366
2019	327
2020	79
Total	$772

18. Subsequent Events

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 shares of the Preferred Stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share. In addition, on March 26, 2018, we issued an additional 60,000 shares of Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Preferred Stock are cumulative from the date of original issue and will be payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018 when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Preferred Stock will be June 1, 2018. Dividends will be payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Preferred Stock per year.

The Preferred Stock is not redeemable prior to February 28, 2023. On and after that date, the Preferred Stock will be redeemable at our option, for cash, in whole or in part, at a redemption price of $25.00 per share of Preferred Stock, plus all accumulated and unpaid dividends to, but not including, the date of redemption. The Preferred Stock has no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Preferred Stock will generally have no voting rights except as provided in the Certificate of Designations or as from time to time provided by law. The affirmative vote of the holders of at least two-thirds of the outstanding shares of Preferred Stock and each other class or series of voting parity stock will be required at any time for us to authorize, create or issue any class or series of our capital stock ranking senior to the Preferred Stock with respect to the payment of dividends or the distribution of assets on liquidation, dissolution or winding up, to amend any provision of our Certificate of Incorporation so as to materially and adversely affect any rights of the Preferred Stock or to take certain other actions.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ in thousands, except per share amounts)

The shares have been listed on the Nasdaq Stock Market under the symbol “PIHPP”, trading of the shares commenced on March 22, 2018. Net proceeds received by Company were approximately $16,400. The Company used $1,500 of the net proceeds to repurchase 60,000 shares of its Series B Preferred Stock from IWS Acquisition Corporation, as previously discussed under Note 12 - Related Party Transactions, with the remainder of the proceeds to be used to support organic growth, including spending for business development, sales and marketing and working capital, and for future potential acquisition opportunities.

Texas Operating Lease

On February 28, 2018, we entered into an agreement to lease space located at 8750 N. Central Expressway, Dallas, TX, 75231, which consists of approximately 3,000 square feet of office space. The lease term runs through May 31, 2021 with an option to extend the lease for an additional three year term subject to certain conditions. Rent is payable in monthly installments of approximately $6,000 and escalates by approximately 2% annually.

1347 PROPERTY INSURANCE HOLDINGS, INC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;
●	provide reasonable assurance that the Company’s receipts and expenditures are made in accordance with proper authorizations from the Company’s management and directors; and
●	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Annual Report on Form 10-K does not include a report of our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting. SEC’s rules permit non-accelerated filers like us to provide only management’s report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

1347 PROPERTY INSURANCE HOLDINGS, INC.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the “Election of Directors,”, “Directors,” “Executive Officers,”, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics,” and “Board Committees and Committee Member Independence” sections of the Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than April 30, 2018. Any amendment to, or waiver from, a provision of the Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, or Controller will be promptly disclosed on our website (www.1347pih.com) as required by the laws, rules and regulations of the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the “Compensation of Executive Officers” and “Director Compensation” sections of the Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than April 30, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

Information regarding our equity compensation plans is included below.

Securities authorized for issuance under the Company’s Amended and Restated 2014 Equity Incentive Plan are as follows as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	306,286	$7.95	48,626
Equity compensation plans not approved by security holders(1)	—	—	136,054
Total	306,286	$7.95	184,680

(1) Includes shares of our common stock that could be acquired by our Chief Operating Officer, Mr. Case, pursuant to the restricted stock unit matching arrangement between the Company and Mr. Case, as described in Item 5 of this Annual Report under the heading “Recent Sales of Unregistered Securities” and in accordance with Nasdaq Listing Rule 5635(c)(4).

All other information required by this item is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners & Directors & Executive Officers” section of the Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than April 30, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the “Transactions with Related Persons” and “Board Meetings and Independence” sections of the Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than April 30, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the “Principal Accountant Fees and Services” section of the Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission no later than April 30, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	The following documents are filed as part of this report

1.	Financial Statements – the following consolidated financial statements of the Company and the reports of independent audit thereon are filed with this report:

i.	Independent Auditor’s Report

ii.	Consolidated Balance Sheets as of December 31, 2017 and 2016

iii.	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2017 and 2016

iv.	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2017 and 2016

v.	Consolidated Statements of Cash Flows for the Years ended December 31, 2017 and 2016

vi.	Notes to the Consolidated Financial Statements for the Years ended December 31, 2017 and 2016

2.	Exhibits - the exhibits listed below are filed or incorporated by reference as part of this Form 10-K.

Exhibit	Description
1.1	Underwriting Agreement, dated February 23, 2018, by and between 1347 Property Insurance Holdings, Inc. and Boenning & Scattergood, Inc., as representative of the several underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 1.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2018).
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
3.3	Certificate of Designations of Series A Preferred Shares of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit A of Exhibit 10.9 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
3.4	Certificate of Designations of Series B Preferred Shares of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2015).
3.5	Certificate of Elimination of Certificate of Designations of Series B Preferred Shares of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 28, 2018).
3.6	Certificate of Designations of Cumulative Preferred Stock, Series A, of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2018).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
4.2	Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2015).
4.3	Certificate of Series B Preferred Shares (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2015).
4.4	Form of Global Certificate of Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4.4 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on February 5, 2018).
10.1†	1347 Property Insurance Holdings, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2015).
10.2	Indemnification Agreement (incorporated by reference to Exhibit 10.6 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
10.3	Trademark License Agreement, dated February 28, 2014, between 1347 Advisors LLC and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.6 of Registrant’s Registration Statement on Form S-1 filed with the Commission on May 20, 2014).
10.4†	Option Agreement, dated February 28, 2014 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.7 of Registrant’s Registration Statement on Form S-1 filed with the Commission on May 20, 2014).
10.5†	First Amendment to Option Agreement, dated June 19, 2014 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on June 19, 2014).
10.6†	Second Amendment to Option Agreement, dated March 13, 2015 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2015).
10.7†	Third Amendment to Option Agreement, dated March 13, 2015 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2015).
10.8†	Fourth Amendment to Option Agreement, dated December 15, 2015 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on December 17, 2015).
10.9†	Fifth Amendment to Option Agreement, dated June 14, 2016 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2016).

1347 PROPERTY INSURANCE HOLDINGS, INC.

10.10	Series A Convertible Preferred Stock Purchase Agreement, dated January 23, 2014, between Fund Management Group LLC and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.9 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
10.11†	Offer letter to Douglas N. Raucy, dated September 25, 2012 (incorporated by reference to Exhibit 10.10 of our Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
10.12	Registration Rights Agreement, dated February 28, 2014, by and between Kingsway America, Inc. and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.10 of Registrant’s Registration Statement on Form S-1 filed with the Commission on May 20, 2014).
10.13	Performance Share Grant Agreement by and between Kingsway America, Inc. and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.12 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on March 27, 2014).
10.14	Agreement to Buyout and Release dated February 24, 2015 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2015).
10.15	Performance Shares Grant Agreement dated February 24, 2015 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2015).
10.16*	Termination Agreement, dated as of January 2, 2018, by and among 1347 Advisors LLC and 1347 Property Insurance Holdings, Inc.
10.17†	Form of Option Agreement Issued to the Executive Officers of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K filed with the Commission on March 26, 2015).
10.18†	Form of Option Agreement Issued to the Directors of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K filed with the Commission on March 26, 2015).
10.19†	Form of Restricted Stock Unit Agreement Issued to the Executive Officers of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2015).
10.20†	Employment Offer Letter, dated May 23, 2017, by and between 1347 Property Insurance Holdings, Inc. and Dan Case (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on May 23, 2017).
10.21†	Form of Executive Restricted Stock Unit Award Agreement under the Share-Matching Program (incorporated by reference to Exhibit 10.1 of Registrant’s Current on Report on Form 8-K filed with the Commission on December 19, 2017).
10.22†	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Share-Matching Program (incorporated by reference to Exhibit 10.2 of Registrant’s Current on Report on Form 8-K filed with the Commission on December 19, 2017).
10.23†*	Stock Purchase Agreement, dated January 8, 2018, by and between 1347 Property Insurance Holdings, Inc. and Daniel E. Case.
10.24	Stock Purchase Agreement, dated January 2, 2018, by and among 1347 Advisors LLC, IWS Acquisition Corporation and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.22 of Registrant’s Registration Statement on Form S-1 filed with the Commission on January 8, 2018).
21.1*	Subsidiaries of 1347 Property Insurance Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith.

** Furnished herewith.

† Denotes management contracts or compensatory plans or arrangements.

ITEM 16.	FORM 10-K SUMMARY

None.

1347 PROPERTY INSURANCE HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	March 26, 2018	By:	/s/ Douglas N. Raucy
		Name:	Douglas N. Raucy
		Title:	President and Chief Executive Officer
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

/s/ Douglas N. Raucy	President, Chief Executive Officer and Director
Douglas N. Raucy	(Principal Executive Officer)	March 26, 2018

/s/ John S. Hill	Vice President, Secretary, and Chief Financial Officer
John S. Hill	(Principal Financial Officer and Principal Accounting Officer)	March 26, 2018

/s/ Larry Gene Swets, Jr.
Larry Gene Swets, Jr.	Director, Chairman of the Board	March 26, 2018

/s/ D. Kyle Cerminara
D. Kyle Cerminara	Director	March 26, 2018

/s/ Joshua S. Horowitz
Joshua S. Horowitz	Director	March 26, 2018

/s/ Lewis M. Johnson
Lewis M. Johnson	Director	March 26, 2018

/s/ Scott David Wollney
Scott David Wollney	Director	March 26, 2018

/s/ Dennis A. Wong
Dennis A. Wong	Director	March 26, 2018

