Form 10-Q
period 2018-03-31
1347 Property Insurance Holdings, Inc.
filed 2018-05-14
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36366

1347 Property Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-1119100 (I.R.S. Employer Identification No.)

1511 N. Westshore Blvd., Suite 870, Tampa, FL 33607

(Address of principal executive offices and zip code)

813-579-6213

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]	Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock as of May 10, 2018 was 5,984,766.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1347 PROPERTY INSURANCE HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $63,296 and $51,503, respectively)	$62,102	$51,122
Equity investments, at fair value (cost of $2,214 and $2,582, respectively)	2,287	2,707
Short-term investments, at cost	161	417
Other investments, at cost	1,027	945
Total investments	65,577	55,191
Cash and cash equivalents	35,987	23,575
Deferred policy acquisition costs, net	6,766	6,785
Premiums receivable, net of allowance for credit losses of $42 and $33, respectively	2,080	10,831
Ceded unearned premiums	3,609	3,655
Reinsurance recoverable on paid losses	4,433	1,952
Reinsurance recoverable on loss and loss adjustment expense reserves	6,136	8,971
Funds deposited with reinsured companies	1,171	2,250
Current income taxes recoverable	–	64
Deferred tax asset, net	397	70
Property and equipment, net	432	205
Other assets	908	888
Total assets	$127,496	$114,437

LIABILITIES
Loss and loss adjustment expense reserves	$11,454	$13,488
Unearned premium reserves	37,397	39,523
Ceded reinsurance premiums payable	5,982	5,532
Agency commissions payable	1,014	695
Premiums collected in advance	2,746	1,078
Funds held under reinsurance treaties	206	206
Current income taxes payable	449	–
Accounts payable and other accrued expenses	3,696	4,273
Series B Preferred Shares, $25.00 par value, zero and 120,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	–	2,840
Total liabilities	$62,944	$67,635

Commitments and contingencies (Note 16)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 700,000 and zero shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	$17,500	$–
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,136,125 shares issued as of both periods; 5,984,766 shares outstanding as of both periods	6	6
Additional paid-in capital	46,047	47,064
Retained earnings	2,894	910
Accumulated other comprehensive loss, net of tax	(886)	(169)
	65,561	47,811
Less: treasury stock at cost; 151,359 shares for both periods	(1,009)	(1,009)
Total shareholders’ equity	64,552	46,802
Total liabilities and shareholders’ equity	$127,496	$114,437

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2018	2017
Revenue:
Net premiums earned	$12,615	$8,172
Net investment income	378	168
Other income	547	377
Total revenue	13,540	8,717

Expenses:
Net losses and loss adjustment expenses	4,259	3,631
Amortization of deferred policy acquisition costs	3,295	2,522
General and administrative expenses	3,021	2,091
Accretion of discount on Series B Preferred Shares	33	92
Loss on repurchase of Series B Preferred Shares and Performance Shares	612	–
Total expenses	11,220	8,336

Income before income tax expense	2,320	381
Income tax expense	369	135
Net income	$1,951	$246

Net earnings per common share:
Basic	$0.33	$0.04
Diluted	$0.32	$0.04
Weighted average common shares outstanding:
Basic	5,984,766	5,956,766
Diluted	6,093,096	5,956,766

Consolidated Statements of Comprehensive Income

Net income	$1,951	$246
Unrealized gains (losses) on investments available for sale, net of income taxes	(684)	55
Comprehensive income	$1,267	$301

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

($ in thousands, except share amounts)

	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, January 1, 2017	–	–	5,956,766	$6	151,359	$(1,009)	$46,809	$616	$(65)	$46,357
Stock compensation expense	–	–	–	–	–	–	31	–	–	31
Issuance of common stock	–	–	28,000	–	–	–	224	–	–	224
Net income	–	–	–	–	–	–	–	294	–	294
Other comprehensive loss	–	–	–	–	–	–	–	–	(104)	(104)
Balance, December 31, 2017	–	$–	5,984,766	$6	151,359	$(1,009)	$47,064	$910	$(169)	$46,802

Stock compensation expense	–	–	–	–	–	–	44	–	–	44
Issuance of Series A Cumulative Preferred Stock	700,000	17,500	–	–	–	–	(1,007)	–	–	16,493
Repurchase of Performance Shares	–	–	–	–	–	–	(54)	–	–	(54)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	–	–	–	–	–	–	–	33	(33)	–
Net income	–	–	–	–	–	–	–	1,951	–	1,951
Other comprehensive loss	–	–	–	–	–	–	–	–	(684)	(684)
Balance, March 31, 2018 (unaudited)	700,000	$17,500	5,984,766	$6	151,359	$(1,009)	$46,047	$2,894	$(886)	$64,552

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Three months ended March 31,
	2018	2017
Cash provided by (used in):
Operating activities:
Net income	$1,951	$246
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on Series B Preferred Stock	33	92
Loss on repurchase of Series B Preferred Shares and Performance Shares	612	–
Net deferred income taxes	(146)	124
Stock compensation expense	44	7
Depreciation expense	24	18
Changes in operating assets and liabilities:
Premiums receivable, net	8,751	759
Reinsurance recoverable on paid losses and loss reserves	353	(1,509)
Amounts held on deposit with reinsured companies	1,079	500
Ceded unearned premiums	46	(530)
Deferred policy acquisition costs, net	19	(37)
Loss and loss adjustment expense reserves	(2,034)	842
Premiums collected in advance	1,668	788
Unearned premium reserves	(2,126)	(683)
Ceded reinsurance premiums payable	450	(259)
Current income taxes recoverable	513	523
Other, net	(378)	188
Net cash provided by operating activities	10,859	1,069

Investing activities:
Purchases of furniture and equipment	(66)	(12)
Purchases of fixed income securities	(12,690)	(7,101)
Proceeds from the sale of fixed income securities	846	1,022
Purchase of equity investments	(100)	–
Proceeds from the sale of equity securities	468	–
Purchases of other investments	(82)	(300)
Net sales (purchases) of short-term investments	256	(342)
Net cash used by investing activities	(11,368)	(6,733)

Financing activities:
Net proceeds from the issuance of Series A Preferred Stock	16,493	–
Repurchase of Series B Preferred Shares and Performance Shares	(3,300)	–
Payment of dividends on Series B Preferred Shares	(240)	(240)
Payments under capital lease obligations	(32)	–
Net cash provided (used) by financing activities	12,921	(240)

Net increase (decrease) in cash and cash equivalents	12,412	(5,904)
Cash and cash equivalents at beginning of period	23,575	43,045
Cash and cash equivalents at end of period	$35,987	$37,141

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Obligation for the acquisition of vehicles under lease agreements	$184	$–

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

1. Nature of Business

1347 Property Insurance Holdings, Inc. (“PIH”, the “Company”, “we”, or “us”) is an insurance holding company specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to March 31, 2014, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned holding company based in Canada. As of March 31, 2018, KFSI and its affiliates owned approximately 1.3% of our outstanding shares of common stock and warrants and performance shares to acquire approximately an additional 23.9% of our outstanding shares of common stock. In addition, as of March 31, 2018, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 43.0% of our outstanding shares of common stock. D. Kyle Cerminara, a member of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, a member of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

ClaimCor is a claims and underwriting technical solutions company. Maison processes claims made by our policyholders through ClaimCor, and also through various third-party claims adjusting companies during times of high volume, so that we may provide responsive claims handling service when catastrophic events occur that impact many of our policyholders. We have the ultimate authority over the claims handling process, while the agencies that we appoint have no authority to settle our claims or otherwise exercise control over the claims process.

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

The Use of Estimates in the Preparation of Consolidated Financial Statements:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are recorded in the accounting period in which the change is determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for loss and loss adjustment expense reserves (as well as the associated reinsurance recoverable on those reserves), the valuation of fixed income and equity securities, the valuation of net deferred income taxes, the valuation of deferred policy acquisition costs and stock-based compensation expense.

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

Other investments include investments in limited liability companies in which the Company’s interests are deemed minor and therefore, are accounted for under the cost method of accounting which approximates their fair value. Also included in other investments is a fixed rate certificate of deposit with an original maturity of 15 months.

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

Property and Equipment:

Property and equipment is reported at historical cost less accumulated depreciation. Depreciation of property and equipment is recorded on a straight-line basis over estimated useful life, which range, from seven years for furniture, five years for vehicles, three years for computer equipment, and the shorter of estimated useful life or the term of the lease for leased property and leasehold improvements. Property and equipment is estimated to have no salvage value at its useful life-end except for leased property where we have guaranteed a residual value at the end of the lease. Accordingly, leased property is estimated to have a salvage value equal to the guaranteed residual value at the termination of the lease.

Rent expense for the Company’s office leases is recognized on a straight-line basis over the term of the lease. Rent expense was $86 and $85 for the three months ended March 31, 2018 and 2017, respectively.

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

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with two major U.S. domestic banking institutions and two regional banks headquartered in the Southeastern U.S. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At March 31, 2018, the Company held funds on deposit at these institutions in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

The Company also has risk associated with the lack of geographic diversification due to the fact that Maison exclusively underwrites policies in Louisiana, Texas and Florida. Maison insures personal property located in 63 of the 64 parishes in the State of Louisiana. As of March 31, 2018, these policies are concentrated within these parishes, presented as a percentage of our direct and assumed policies in all states, as follows: Saint Tammany Parish 9.3%, Jefferson Parish 8.5%, and East Baton Rouge Parish 5.7%. No other parish in Louisiana, or county in Texas or Florida, individually has over 5.0% of the policies in force as of March 31, 2018. As of March 31, 2018, Maison writes in 169 of the 254 counties that comprise the State of Texas, and in 27 of the 67 counties in Florida.

Revenue Recognition:

Premium revenue is recognized on a pro rata basis over the term of the respective policy contract. Unearned premium reserves represent the portion of premium written that is applicable to the unexpired term of policies in force.

Service charges on installment premiums are recognized as income upon receipt of related installment payments and are reflected in other income.

Revenue from other policy fees is deferred and recognized over the terms of the respective policy periods, with revenue reflected in other income.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Stock-Based Compensation:

The Company has accounted for stock-based compensation under the provisions of ASC Topic 718 – Stock Compensation which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (e.g., stock options and common stock purchase warrants). The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model using assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. The fair value of each stock option award is recorded as compensation expense on a straight-line basis over the requisite service period, which is generally the period in which the stock options vest, with a corresponding increase to additional paid-in capital.

The Company has also issued restricted stock units (“RSUs”) to certain of its employees and directors which have been accounted for as equity based awards since, upon vesting, they are required to be settled in the Company’s common shares. The Company used the fair value of the Company’s common stock on the date the RSUs were issued to estimate the grant date fair value of those RSUs which vest solely based upon the passage of time, as well as a Monte Carlo valuation model to estimate the fair value of those RSUs which vest solely upon market-based conditions. The fair value of each RSU is recorded as compensation expense over the requisite service period, which is generally the expected period over which the awards will vest. In the case of those RSUs which vest upon market-based conditions, should the market-based condition be achieved prior to the expiration of the derived service period, any unrecognized cost will be recorded as compensation expense in the period in which the RSUs actually vest. See Note 10 for additional information on the Company’s stock-based compensation.

Fair Value of Financial Instruments:

The carrying values of certain financial instruments, including cash, short-term investments, premiums receivable, accounts payable, and other accrued expenses, approximate fair value due to their short-term nature. The Company measures the fair value of financial instruments in accordance with GAAP, which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 14 for additional information on the fair value of the Company’s financial instruments.

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

3. Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

ASU 2014-09: Revenue from Contracts with Customers:

The Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, and related amendments ASU 2015-14, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-05 and ASU 2017-13 (collectively, “Topic 606”). Topic 606 creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Topic 606 became effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted Topic 606 on January 1, 2018, but since virtually all of the Company’s revenues relate to insurance contracts and investment income, the adoption of Topic 606 did not have an impact on the Company’s revenues. The Company will continue to monitor and examine transactions that could potentially fall within the scope of Topic 606 as such transactions are consummated.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

ASU 2018-02: Income Statement – Reporting Comprehensive Income:

In February 2018, the FASB issued ASU 2018-02: Income Statement – Reporting Comprehensive Income. ASU 2018-02 was issued to address financial reporting issues that arose as a result of the passage of the Tax Cuts and Jobs Act, enacted into law by the United States federal government on December 22, 2017. Prior to the issuance of ASU 2018-02, GAAP required that deferred tax assets and liabilities be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance was applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income. Under ASU 2018-02, a reclassification from accumulated other comprehensive income to retained earnings is allowed for stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because ASU 2018-02 only relates to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The Company adopted the amendments in this update on January 1, 2018 and determined that ASU 2018-02 applied to the deferred taxes on unrealized losses on its investment portfolio, which had been previously recognized in other comprehensive income, resulting in the reclassification of $33 from accumulated other comprehensive income to retained earnings, representing the stranded tax effect on these losses.

Recently Issued Accounting Standards

ASU 2016-01: Financial Instruments-Overall:

In January 2016, the FASB issued ASU 2016-01: Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. Most significantly, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income. For public business entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018, however the Company has elected to delay the adoption of the guidance until its fiscal year beginning January 1, 2019, under its exemption as an emerging growth company under the JOBS Act. ASU 2016-01 will be applied using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Adoption of ASU 2016-01 is not expected to have a material impact on the Company’s financial position, cash flows, or total comprehensive income, but will impact the Company’s results of operations and earnings per share as changes in fair value will be presented in net income rather than other comprehensive income (loss).

ASU 2016-02: Leases:

In February 2016, the FASB issued ASU 2016-02: Leases. ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income while the repayment of the principal portion of the lease liability will be classified as a financing activity and the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years, however the Company intends to delay the adoption of the guidance until its fiscal year beginning January 1, 2019, under its exemption as an emerging growth company under the JOBS Act. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial position, results of operations or cash flows. Upon adoption, we expect to recognize right of use assets and liabilities on the consolidated statement of financial position for leases currently classified as operating leases.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

ASU 2016-13: Financial Instruments – Credit Losses:

In June 2016, the FASB issued ASU 2016-13: Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to provide financial statement users with more useful information regarding the expected credit losses on financial instruments held as assets. Under current GAAP, financial statement recognition for credit losses on financial instruments was generally delayed until the occurrence of the loss was probable. The amendments of ASU 2016-13 eliminate this probable initial recognition threshold and instead reflect an entity’s current estimate of all expected credit losses. The amendments also broaden the information that an entity must consider in developing its expected credit loss estimates for those assets measured at amortized cost by using forecasted information instead of the current methodology which only considered past events and current conditions. Under ASU 2016-13, credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP; however, the amendments require that credit losses be presented as an allowance against the investment, rather than as a write-down. The amendments also allow the entity to record reversals of credit losses in current period net income, which is prohibited under current GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

4. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on the Company’s investments in fixed income and equity securities at March 31, 2018 and December 31, 2017 is as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2018
Fixed income securities:
U.S. government	$7,135	$1	$(70)	$7,066
State municipalities and political subdivisions	6,158	–	(104)	6,054
Asset-backed securities and collateralized mortgage obligations	24,609	13	(507)	24,115
Corporate	25,394	3	(530)	24,867
Total fixed income securities	63,296	17	(1,211)	62,102
Equity securities:
Common stock	2,084	80	(109)	2,055
Warrants to purchase common stock	81	88	(2)	167
Rights to purchase common stock	49	17	(1)	65
Total equity securities	2,214	185	(112)	2,287
Total fixed income and equity securities	$65,510	$202	$(1,323)	$64,389

As of December 31, 2017
Fixed income securities:
U.S. government	$2,735	$–	$(37)	$2,698
State municipalities and political subdivisions	5,959	3	(55)	5,907
Asset-backed securities and collateralized mortgage obligations	20,084	10	(227)	19,867
Corporate	22,725	44	(119)	22,650
Total fixed income securities	51,503	57	(438)	51,122
Equity securities:
Common stock	2,448	71	(59)	2,460
Warrants to purchase common stock	66	88	–	154
Rights to purchase common stock	68	26	(1)	93
Total equity securities	2,582	185	(60)	2,707
Total fixed income and equity securities	$54,085	$242	$(498)	$53,829

The table below summarizes the Company’s fixed income securities at March 31, 2018 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value
One year or less	$3,447	$3,434
More than one to five years	31,126	30,621
More than five to ten years	12,526	12,206
More than ten years	16,197	15,841
Total	$63,296	$62,102

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The following table highlights, by loss position and security type, those fixed income and equity securities in unrealized loss positions as of March 31, 2018 and December 31, 2017. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions. There were 335 and 235 fixed income investments that were in unrealized loss positions as of March 31, 2018 and December 31, 2017, respectively. The Company held 10 and 12 equity securities in unrealized loss positions at March 31, 2018 and December 31, 2017, respectively.

	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
As of March 31, 2018
Fixed income securities:
U.S. government	$2,875	$(49)	$766	$(21)	$3,641	$(70)
State municipalities and political subdivisions	5,328	(80)	726	(24)	6,054	(104)
Asset-backed securities and collateralized mortgage obligations	18,591	(348)	4,399	(159)	22,990	(507)
Corporate	23,094	(484)	1,133	(46)	24,227	(530)
Total fixed income securities	49,888	(961)	7,024	(250)	56,912	(1,211)
Equity securities:
Common stock	392	(109)	-	-	392	(109)
Warrants to purchase common stock	8	(2)	-	-	8	(2)
Rights to purchase common stock	11	(1)	-	-	11	(1)
Total equity securities	411	(112)	-	-	411	(112)
Total fixed income and equity securities	$50,299	$(1,073)	$7,024	$(250)	$57,323	$(1,323)

As of December 31, 2017
Fixed income securities:
U.S. government	$1,547	$(22)	$771	$(15)	$2,318	$(37)
State municipalities and political subdivisions	4,267	(35)	732	(20)	4,999	(55)
Asset-backed securities and collateralized mortgage obligations	13,530	(123)	4,503	(104)	18,033	(227)
Corporate	14,690	(92)	1,158	(27)	15,848	(119)
Total fixed income securities	34,034	(272)	7,164	(166)	41,198	(438)
Equity securities:
Common stock	453	(59)	–	–	453	(59)
Warrants to purchase common stock	15	–	–	–	15	–
Rights to purchase common stock	15	(1)	–	–	15	(1)
Total equity securities	483	(60)	–	–	483	(60)
Total fixed income and equity securities	$34,517	$(332)	$7,164	$(166)	$41,681	$(498)

Under the terms of the certificate of authority granted to Maison by the Texas Department of Insurance, Maison is required to pledge securities totaling approximately $2,000 with the State of Texas. Maison deposited the required securities with the State of Texas on May 13, 2015. These securities consist of various fixed income securities listed in the preceding tables which have an amortized cost basis of $2,001 and estimated fair value of $1,974 as of March 31, 2018.

The Company’s other investments are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $727 through March 31, 2018. One of these limited partnerships is managed by Argo Management Group, LLC, an entity which is wholly owned by KFSI. The Company has accounted for its investments under the cost method as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

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

Accordingly, all of the Company’s investments were in good standing and there were no write-downs for other-than-temporary impairments on the Company’s investments for the three months ended March 31, 2018 and 2017.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The Company does not have any exposure to subprime mortgage-backed investments. Net investment income for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Investment income:
Interest on fixed income securities	$335	$132
Interest on cash and cash equivalents	29	47
Realized gains upon sale of securities	36	–
Gross investment income	400	179
Investment expenses	(22)	(11)
Net investment income	$378	$168

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

Under the Company’s per-risk treaties, reinsurance recoveries are received for up to $1,750 in excess of a retention of $250 for each loss occurring prior to June 1, 2017. Effective June 1, 2017, the Company amended its per-risk treaty such that recoveries are received for up to $1,600 in excess of a retention of $400 for each loss occurring on June 1, 2017 or thereafter. The Company ceded $37 and $114 in written premiums under its per-risk treaties for the three months ended March 31, 2018 and 2017, respectively.

The Company’s excess of loss treaties are based upon a treaty year beginning on June 1st of each year and expiring on May 31st of the following year. For both the treaty years beginning June 1, 2016 and June 1, 2017, the Company’s excess of loss treaties cover losses of up to $170,000 in excess of a retention of $5,000 per event. For any event above $175,000, the Company purchased top, drop and aggregate coverage, with an additional limit of $25,000. The $25,000 aggregate coverage applies in total to all events occurring during each of the treaty years.

The Company ceded $6,048 and $5,762 in written premiums under its excess of loss treaties for the three months ended March 31, 2018 and 2017, respectively.

In June 2015, we began writing business through a quota-share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we acted as a reinsurer and had assumed wind/hail only exposures on certain churches and related structures that Brotherhood insures throughout the State of Texas. Our quota-share percentage varied from 25%-100% of the wind/hail premium written by Brotherhood, dependent upon the geographic location (coastal areas versus non-coastal areas) within the State of Texas. For the three months ended March 31, 2017, we had written $429 in assumed premiums through our agreement with Brotherhood. Effective January 1, 2018, we terminated our quota-share agreement with Brotherhood, as a result of our evaluation of the risk-adjusted returns on this portion of our business.

On December 1, 2016, we participated TWIA’s inaugural depopulation program whereby Maison assumed personal lines policies for wind and hail only exposures along the Gulf Coast area of Texas. The depopulation program was structured such that Maison reinsures TWIA under a 100% quota share agreement. For the three months ended March 31, 2017, we had written $419 in assumed premiums through the TWIA quota share agreement compared to $(3) for the three months ended March 31, 2018, as we did not participate in the December 1, 2017 TWIA depopulation.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The impact of reinsurance treaties on the Company’s financial statements is as follows:

	Three months ended March 31,
	2018	2017
Premium written:
Direct	$16,788	$11,987
Assumed*	(168)	847
Ceded	(6,085)	(5,876)
Net premium written	$10,535	$6,958

Premium earned:
Direct	16,544	$12,671
Assumed	2,202	847
Ceded	(6,131)	5,346
Net premium earned	$12,615	$8,172

Losses and LAE incurred:
Direct	5,514	$4,831
Assumed	(301)	754
Ceded	954	1,954
Net losses and LAE incurred	$4,259	$3,631

*Assumed premium written consists of premiums written through our depopulation of policies through FL Citizens, TWIA, and our former quota share agreement with Brotherhood. Although we also assume premium through the depopulation of policies from LA Citizens, this premium has been included in direct premium and losses in the table above pursuant to guidance issued by the LDI, requiring that insurance companies report premium written and earned (as well as losses incurred) through the depopulation of policies from LA Citizens as direct premium and losses for statutory accounting purposes. Assumed premiums written for the three months ended March 31, 2018 were negative due to the net cancellation of policies we assumed from FL Citizens on December 19, 2017, as policyholders may opt-out of the assumption process, combined with the fact that we cancelled our quota-share agreement with Brotherhood effective January 1, 2018.

On May 3, 2018 the Louisiana State Legislature sent House Bill No. 333 (“HB 333”) to the Louisiana Governor for executive approval. HB 333 amends the law with respect to the depopulation of policies from LA Citizens. Under current law, LA Citizens in required to offer all of its in-force policies for removal to the voluntary market at least once per year. Current law further requires that LA Citizens offer for depopulation policies with all available geographic and risk characteristics that serve to reduce the exposure of LA Citizens. The proposed amendments under HB 333 allow LA Citizens, with approval of its board of directors, to choose which of its in-force policies to offer for depopulation, and not necessarily offer all, or any of its policies for removal to the voluntary market. The passage of HB 333 is expected to reduce the number and of policies the Company is able to depopulate from LA Citizens in the future.

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

DPAC as well as the related amortization expense associated with DPAC for the three months ended March 31, 2018 and 2017, is as follows:

	Three months ended March 31,
	2018	2017

Balance, January 1, net	$6,785	$4,389
Additions	3,276	2,559
Amortization	(3,295)	(2,522)
Balance, March 31, net	$6,766	$4,426

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

The Company’s evaluation of the adequacy of loss and LAE reserves includes a re-estimation of the liability for loss and LAE reserves relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision, net of amounts recoverable from reinsurers, for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended March 31,
	2018	2017

Balance, January 1, gross of reinsurance	$13,488	$6,971
Less reinsurance recoverable on loss and LAE expense reserves	(8,971)	(3,652)
Balance, beginning of period, net of reinsurance	4,517	3,319
Incurred related to:
Current year	4,823	3,960
Prior years	(564)	(329)
Paid related to:
Current year	(2,432)	(2,685)
Prior years	(1,026)	(921)
Balance, March 31, net of reinsurance	5,318	3,344
Plus reinsurance recoverable related to loss and LAE expense reserves	6,136	4,469
Balance, March 31, gross of reinsurance	$11,454	$7,813

8. Income Taxes

Actual income tax expense for the three months ended March 31, 2018 and 2017 varies from the amount that would result by applying the applicable statutory federal income tax rate to income before income taxes as summarized in the following table:

	As of March 31,
	2018	2017
Income tax expense at statutory income tax rate	487	$130
State income tax (net of federal tax benefit)	(123)	2
Other	5	3
Income tax expense	$369	$135

The Company carries a net deferred income tax asset of $397 and $70 at March 31, 2018 and December 31, 2017, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income. Significant components of the Company’s net deferred tax assets are as follows:

	March 31, 2018	December 31, 2017
Deferred income tax assets:
Loss and loss adjustment expense reserves	$33	$28
Unearned premium reserves	1,535	1,576
Investments	220	38
Share-based compensation	261	229
Other	235	202
Deferred income tax assets	$2,284	$2,073

Deferred income tax liabilities:
Deferred policy acquisition costs	$1,421	$1,425
State deferred taxes	420	543
Other	46	35
Deferred income tax liabilities	$1,887	$2,003

Net deferred income tax assets	$397	$70

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The Company’s net deferred tax assets were impacted by the passage of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the corporate federal income tax rate from 35% to 21% and required us to reduce the value of our net deferred tax assets to reflect this new rate, effective for both periods presented in the table above. Realization of net deferred tax asset is dependent on generating sufficient taxable income in future periods.

As of March 31, 2018, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

9. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018	2017
Basic:
Net income (in thousands)	$1,951	$246
Weighted average common shares outstanding	5,984,766	5,956,766
Earnings per common share	$0.33	$0.04

Diluted:
Weighted average common shares outstanding	6,093,096	5,956,766
Diluted earnings per common share	$0.32	$0.04

The following potentially dilutive securities outstanding as of March 31, 2018 and 2017 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of March 31,
	2018	2017
Options to purchase common stock	177,456	177,456
Warrants to purchase common stock	1,906,875	1,906,875
Restricted stock units	20,500	20,500
Performance shares	375,000	475,000
	2,479,831	2,579,831

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

In April 2015, the Company’s shareholders approved an amendment to the Plan to allow for the issuance of additional award types under the Plan. In addition to non-qualified stock options issuable under the Plan, the amendment provides for the issuance of restricted stock, restricted stock units (“RSUs”), performance shares, performance cash awards, and other stock-based awards. The Plan provides for the issuance of 354,912 shares of common stock. As of March 31, 2018, both stock options and RSUs had been issued to the Company’s employees and directors under the Plan, resulting in 48,626 shares available for future issuance under the Plan.

There were no grants, exercises, or cancellations of the Company’s stock options for the three months ended March 31, 2018. A total of 19,596 stock options vested during the quarter ended March 31, 2018, which were granted on March 31, 2014 and have a weighted average exercise price of $8.00 per share. The following table summarizes the Company’s stock options outstanding as of March 31, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Stock Options Outstanding as of March 31, 2018
Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
03/31/2014	8.00	03/31/2019	1.00	163,301	163,301
04/04/2014	8.69	04/04/2019	1.01	14,155	12,455
			Total	177,456	175,756

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

In connection with the Company’s appointment of Dan Case as Chief Operating Officer effective May 23, 2017, we entered into an offer letter with Mr. Case, which provides Mr. Case with the opportunity to purchase up to 68,027 shares of the Company’s common stock on the open market or in direct purchases from the Company through June 15, 2018. At the end of the purchase period, the Company will match any such shares purchased by Mr. Case with a grant of RSUs of the Company equal to two RSUs for each share purchased by Mr. Case. The RSUs will vest 20% per year over five years following the date granted, subject to continued employment through such vesting date. The aggregate maximum number of shares of the Company’s common stock that may be acquired pursuant to this arrangement, including through open market purchases, purchases from the Company and grants from the Company, is 204,081. Any shares purchased directly from the Company will be made at a price equal to the closing price of the Company’s common stock on the prior trading day, but at a price not less than the Company’s latest quarter end published book value per share. This arrangement was entered into outside of the Plan, and was approved by the Compensation Committee of the Board of Directors as an inducement material to Mr. Case entering into employment with the Company in reliance on Nasdaq listing rule 5635(c)(4). As of March 31, 2018, Mr. Case had purchased 56,276 shares of the Company’s common stock pursuant to this arrangement, 28,000 of which shares were purchased directly from the Company at a purchase price of $8.00 per share on September 14, 2017. As of March 31, 2018, the Company had not yet granted Mr. Case any RSUs under this agreement.

On May 31, 2017, the Compensation Committee of the Company’s Board of Directors approved a share matching arrangement for certain purchases of common stock made by the Company’s executive officers and directors. During the period beginning on May 31, 2017 and ending on November 30, 2017, each of the Company’s executive officers and directors had the opportunity to purchase the Company’s common stock through the open market, independently, and without assistance from the Company. At the end of the purchase period, the Company agreed to match any such shares purchased by the Company’s executive officers and directors with a grant of RSUs of the Company equal to two RSUs for each share purchased. Accordingly, on December 15, 2017, the Committee granted a total of 108,330 RSUs as follows; 40,000, 32,000 and 3,000 RSUs to our executive officers, Messrs. Raucy, Hill and Stroud, respectively, as well as 6,666 RSUs to each of directors Swets, Cerminara, Horowitz, Johnson and Wong. Each RSU entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU, which will vest 20% per year over a period of five years following the date granted, subject to each officer’s continued employment with the Company, or each director’s continued service on the Board. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. The Board of Directors may, in its discretion, accelerate vesting in the event of early retirement. Similarly, should a director make himself available and consent to be nominated by the Company for continued service but is not nominated by the Board for election by the shareholders, other than for good reason as determined by the Board in its discretion, then such director’s RSU grant will vest in full as of his last date of service as a director with the Company. Directors will be required to maintain ownership of the shares purchased through the full five-year vesting period, except as set forth above.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

The following table summarizes RSU activity for the three months ended March 31, 2018.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2017	128,830	$6.27
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested units, March 31, 2018	128,830	$6.27

Total stock based compensation expense for the three months ended March 31, 2018 and 2017 was $44 and $7, respectively. As of March 31, 2018, total unrecognized stock compensation expense of $735 remains, which will be recognized through December 31, 2022.

There were no grants, exercises, or cancellations of the Company’s common stock warrants for the three months ended March 31, 2018. The following table summarizes the Company’s warrants outstanding as of March 31, 2018.

Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding and Exercisable
03/31/2014	9.60	03/31/2019	1.00	312,500
03/31/2014	10.00	03/31/2019	1.00	94,375
02/24/2015	15.00	02/24/2022	3.91	1,500,000
			Total	1,906,875

11. Shareholders’ Equity

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

Trading of the shares commenced on March 22, 2018 on the Nasdaq Stock Market under the symbol “PIHPP”. Net proceeds received by Company were approximately $16,500. The Company used $1,500 of the net proceeds to repurchase 60,000 shares of its Series B Preferred Stock from IWS Acquisition Corporation, as discussed under Note 12 – “Related Party Transactions,” with the remainder of the proceeds to be used to support organic growth, including spending for business development, sales and marketing and working capital, and for future potential acquisition opportunities.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

A fund managed by Fundamental Global Investors, LLC, one of the Company’s significant shareholders, purchased an aggregate of 34,620 shares of the Series A Preferred Stock in the Company’s public offering of the shares, at the public offering price of $25.00 per share, including 31,680 shares purchased for a total of approximately $792 on February 28, 2018, the closing date of the offering, and 2,940 shares purchased for a total of approximately $74 on March 26, 2018 in connection with the underwriters’ exercise of their over-allotment option. In addition, CWA Asset Management Group, LLC, of which 50% is owned by Fundamental Global Investors, LLC, purchased 57,060 shares of the Series A Preferred Stock for customer accounts at the public offering price in connection with the underwriters’ exercise of their over-allotment option. No discounts or commissions were paid to the underwriters on the purchase of these shares.

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

Performance Share Grant Agreement

On March 26, 2014, the Company entered into a Performance Share Grant Agreement (“PSGA”) with KAI, whereby KAI will be entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones regarding the Company’s stock price. Pursuant to the terms of the PSGA, if at any time the last sales price of the Company’s common stock equals or exceeds: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI will receive 125,000 shares of the Company’s common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). The shares of common stock granted to KAI will have a valuation equal to the last sales price of PIH common stock on the day prior to such grant. As of March 31, 2018, the Company had not issued any shares under the PSGA.

Termination of Management Services Agreement and Repurchase of Series B Preferred Shares

As a result of the termination of the Management Services Agreement (“MSA”), which occurred on February 24, 2015, the Company issued the following securities to 1347 Advisors, LLC (“1347 Advisors”), a wholly owned subsidiary of KFSI.

●	100,000 shares of the Company’s common stock issuable pursuant to the Performance Shares Grant Agreement dated February 24, 2015, and subject to the achievement of the Milestone Event (as defined below). The Performance Shares are no longer outstanding as they were repurchased by the Company on January 2, 2018, as discussed below;

●	120,000 shares of Series B Preferred Stock of the Company (the “Series B Preferred Shares”). The Series B Preferred Shares are no longer outstanding as they were repurchased by the Company on January 2, 2018 and February 28, 2018, as discussed below; and

●	A warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $15.00 per share. The Warrant expires on February 24, 2022.

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

As described below, through two transactions dated January 2, 2018 and February 28, 2018, all shares of Series B Preferred Shares have been repurchased by the Company.

Subsequent to the issuance of the Series B Preferred Shares, 1347 Advisors transferred 60,000 of its 120,000 Series B Preferred Shares to IWS Acquisition Corporation, an affiliate of KFSI. On January 2, 2018, the Company entered into a Stock Purchase Agreement with 1347 Advisors and IWS Acquisition Corporation, pursuant to which the Company repurchased 60,000 Series B Preferred Shares from 1347 Advisors for an aggregate purchase price of $1,740, representing (i) the par value of the Series B Preferred Shares, or $1,500; and (ii) declared and unpaid dividends with respect to the dividend payment due on February 23, 2018, or $240. Also in connection with the Stock Purchase Agreement, the Performance Shares Grant Agreement, dated February 24, 2015, between the Company and 1347 Advisors was terminated. In connection with the termination, the Company made a cash payment of $300 to 1347 Advisors. Upon termination of the MSA Agreement, the Company recorded an increase of approximately $54 to additional paid in capital, representing the estimated fair value of the Performance Share Grant Agreement on grant date. Upon the termination of the Performance Share Grant Agreement, we compared the amount previously recorded in additional paid in capital to the amount paid to terminate the agreement, resulting in a reversal of the $54 originally recorded to additional paid in capital as well as a charge of $246 recorded to “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the three months ended March 31, 2018.

Pursuant to the Stock Purchase Agreement, the Company also agreed to repurchase the remaining 60,000 Series B Preferred Shares from IWS Acquisition Corporation for an aggregate purchase price of $1,500, upon the completion of a capital raise resulting in the Company receiving net proceeds in excess of $5,000. On February 28, 2018, the Company purchased the remaining 60,000 Series B Preferred Shares from IWS Acquisition Corporation for $1,500 with the proceeds from the offering of the Company’s 8.00% Cumulative Preferred Stock, Series A (the “Preferred Stock”) offering (discussed under Note 11 – “Shareholders’ Equity”).

The foregoing transactions were approved by a special committee of the Board of Directors of the Company consisting solely of independent directors.

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the shares had a mandatory redemption date of February 24, 2020, applicable guidance required that we classify the shares as a liability on our consolidated balance sheet, rather than recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 redemption amount plus dividends expected to be paid on the shares while outstanding, discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $33 and $92 was charged to operations for the three months ended March 31, 2018 and 2017, respectively. Upon our repurchase of the Series B Preferred Shares in both January and February 2018, we compared the amortized carrying amount of the liability to the amount paid to repurchase the shares, resulting in a charge of $366 to “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the three months ended March 31, 2018.

Investment in Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $292 as of March 31, 2018. The managing member of Argo, Mr. John T. Fitzgerald, was also appointed to KFSI’s board of directors on April 21, 2016.

13. Accumulated Other Comprehensive Loss

The table below details the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2018 and 2017.

	Three months March 31,
	2018	2017
Unrealized gains (losses) on available-for-sale securities:
Balance, January 1	$(169)	$(65)
Other comprehensive income (loss) before reclassifications	(861)	83
Amounts reclassified from accumulated other comprehensive loss	29	–
Income taxes	148	28
Net current-period other comprehensive (loss) income	(684)	55
Reclassification of certain effects from accumulated other comprehensive loss	(33)	–
Balance, March 31	$(886)	$(10)

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

The FASB has issued guidance that defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.

●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly, for substantially the full-term of the financial instrument.

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the measurement of fair value.

Financial instruments measured at fair value as of March 31, 2018 and December 31, 2017 in accordance with this guidance are as follows.

	Level 1	Level 2	Level 3	Total
March 31, 2018
Fixed income securities:
U.S. government	$–	$7,066	$–	$7,066
State municipalities and political subdivisions	–	6,054	–	6,054
Asset-backed securities and collateralized mortgage obligations	–	24,115	–	24,115
Corporate	–	24,867	–	24,867
Total fixed income securities	$–	$62,102	$–	$62,102

Equity securities:
Common stock	2,055		–	2,055
Warrants to purchase common stock	167	–	–	167
Rights to purchase common stock	65	–	–	65
Total equity securities	$2,287	$–	$–	$2,287

Total fixed income and equity securities	$2,287	$62,102	$–	$64,389

December 31, 2017
Fixed income securities:
U.S. government	$–	$2,698	$–	$2,698
State municipalities and political subdivisions	–	5,907	–	5,907
Asset-backed securities and collateralized mortgage obligations	–	19,867	–	19,867
Corporate	–	22,650	–	22,650
Total fixed income securities	$–	$51,122	$–	$51,122

Equity securities:
Common stock	2,460	–	–	2,460
Warrants to purchase common stock	154	–	–	154
Rights to purchase common stock	93	–	–	93
Total equity securities	$2,707	$–	$–	$2,707

Total fixed income and equity securities	$2,707	$51,122	$–	$53,829

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

15. Statutory Requirements

The Company’s insurance subsidiary, Maison, prepares statutory basis financial statements in accordance with accounting practices prescribed or permitted by the LDI. Prescribed statutory accounting practices include state laws, rules and regulations as well as accounting practices and rules as outlined in a variety of publications of the National Association of Insurance Commissioners (“NAIC”). Permitted statutory accounting practices encompass all accounting practices that are not prescribed, but instead have been specifically requested by an insurer and allowed by the state in which the insurer is domiciled (in Maison’s case, Louisiana). Permitted practices may differ from state to state, or company to company within a state, and may change in the future. In converting from statutory accounting basis to U.S. GAAP, typical adjustments include the deferral of acquisition costs (which are all charged to operations as incurred on a statutory basis), the inclusion of statutorily non-admitted assets on the balance sheet, the inclusion of net unrealized holding gains or losses related to certain investments included on the balance sheet, as well as the inclusion of changes in deferred tax assets and liabilities in the statement of income.

Statutory Surplus and Capital Requirements

In order to retain its certificates of authority in Louisiana and Florida, Maison is required to maintain a minimum capital surplus of $5,000 and $35,000, respectively. As of March 31, 2018, Maison’s capital surplus was $41,335.

The LDI employs risk-based capital (“RBC”) reports to monitor Maison’s financial condition. Risk-based capital is determined in accordance with a formula adopted by the NAIC which takes into consideration the covariance between asset risk, credit risk, underwriting risk, and other business risks. The RBC report determines whether Maison falls into the “no action” level or one of the four action levels set forth in the Louisiana Insurance Code. Furthermore, in order to retain its certificates of authority in Texas and Florida, Maison is required to maintain an RBC ratio of 300% or more. As of December 31, 2017, Maison’s RBC ratio was 363%; as a result, our surplus was considered to be in the “no action” level.

States routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of March 31, 2018, Maison held certificates of deposit with an estimated fair value of approximately $100 and $300 as a deposit with the LDI and FOIR, respectively. Maison also held cash investment securities with an estimated fair value of approximately $1,974 as a deposit with the TDI.

Surplus Notes

PIH, as the parent company of Maison, is subject to the insurance holding company laws of the State of Louisiana, which, among other things, regulate the terms of surplus notes issued by insurers to their parent company. As of March 31, 2018, Maison’s capital includes six surplus notes issued to PIH in the amount of $10,650, all of which were approved by the LDI prior to their issuance. Notes accrue interest at 10% per annum. Interest payments on the notes are due annually, and are also subject to prior approval by the LDI. The Company’s surplus notes, as of March 31, 2018, are as follows.

Date of Issuance	Maturity Date	Principal Amount
December 21, 2015	December 21, 2019	850
March 31, 2016	March 31, 2018*	550
September 29, 2016	September 29, 2018	3,450
November 14, 2016	November 14, 2018	550
September 28, 2017	September 28, 2019	2,950
December 28, 2017	December 28, 2019	2,300
		$10,650

*As the surplus note with a maturity date of March 31, 2018 became due on a Saturday, the note was repaid on Monday, April 2, 2018, pursuant to the terms of the surplus note agreement.

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

Operating Lease Commitments:

On February 28, 2018, we entered into an agreement to lease space located at 8750 N. Central Expressway, Dallas, Texas, 75231, which consists of approximately 3,000 square feet of office space. The lease term runs through April, 2021 with an option to extend the lease for an additional three year term subject to certain conditions. Rent is payable in monthly installments of approximately $6,000 and escalates by approximately 2% annually.

As of March 31, 2018, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, Tampa, Florida, and Dallas, Texas.

Year ending March 31,
2019	436
2020	328
2021	129
2022 and thereafter	6
$899

Capital Lease Commitments:

In March 2018, we entered into an agreement to lease vehicles for the use of our sales representatives in Louisiana, Texas and Florida, which have been recorded as capital leases having a carrying value of approximately $180 as of March 31, 2018. Future minimum lease payments, together with the present value of the net minimum lease payments as of March 31, 2018, are presented in the following table.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

($ amounts in thousands, except per share data)

Year ending March 31,
2019	$63
2020	57
2021	67
Total minimum lease payments	187
Less: amount representing estimated executory costs included in total minimum lease payments	2
Net minimum lease payments	185
Less: amount representing interest	33
Present value of minimum lease payments	$152

The present value of the minimum lease payments of $152 has been recorded as a liability on the Company’s balance sheet, included in “Accounts payable and other accrued expenses” as of March 31, 2018.

17. Subsequent Events

On April 23, 2018, the Company and MMI (collectively, the “Borrowers”) executed a $5 million Commercial Business Loan Agreement and related Promissory Note (collectively, the “Loan Agreement”) with Hancock Bank, a trade name for Whitney Bank (the “Lender”). The Loan Agreement provides for a revolving line of credit of $5,000. The line of credit will expire on April 19, 2019, or such earlier date on which the line of credit shall have been terminated in accordance with the provisions of the Loan Agreement. Proceeds of borrowings under the Loan Agreement may be used to support working capital. The line of credit is secured by all accounts, equipment and general intangibles of the Borrowers, and all proceeds thereof.

Borrowings under the Loan Agreement shall bear interest at a rate per annum equal to one-month LIBOR plus a margin of 3.00%. The line of credit is to be repaid in monthly payments of interest only, with all principal and interest to be payable in full at maturity. The Loan Agreement contains certain restrictive covenants customary for transactions of this type (subject to negotiated exceptions and baskets), including restrictions on liens, indebtedness, loans and guarantees, acquisitions and mergers, sales of assets, and stock repurchases. In addition, during the term of the Loan Agreement, the Borrowers are required to maintain (a) a maximum Premium/Surplus Ratio of Maison Insurance Company of 3.00 to 1.00, and (b) a minimum Demotech rating of Maison Insurance Company of “A” at all times.

The Loan Agreement also provides for customary events of default with corresponding grace periods, including: (1) failure to pay principal, interest or fees under the Loan Agreement when due and payable; (2) failure to comply with other covenants and agreements contained in the Loan Agreement; (3) the making of false or materially inaccurate representations and warranties; (4) certain defaults under other debt obligations of the Borrowers; (5) money judgments, material adverse changes or events regarding the validity of the Loan Agreement or other loan documents; (6) a change in control; and (7) certain events of bankruptcy or insolvency affecting the Borrowers. Upon the occurrence of an event of default, the Lender may declare the entire unpaid principal balance and accrued unpaid interest immediately due and payable and/or exercise any and all remedial and other rights under the Loan Agreement.

As of March 31, 2018, the Company has not borrowed any funds under the Loan Agreement.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included elsewhere in this quarterly report on Form 10-Q and in our Annual Report for the year ended December 31, 2017 on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2018.

Unless context denotes otherwise, the terms “Company,” “we,” “us,” and “our,” refer to 1347 Property Insurance Holdings, Inc., and its subsidiaries. Except where noted otherwise, all dollar amounts have been reported in thousands.

Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, (ii) delayed application of newly adopted or revised accounting standards, (iii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iv) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Following this offering, we will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering (December 31, 2019), (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Cautionary Note about Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and other similar expressions to identify forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. Although we believe that the plans, objectives, expectations, and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations, and prospects will be achieved.

Important factors that may cause our actual results to differ materially from the results contemplated by the forward looking statements are contained in Item 1A. Risk Factors and elsewhere in the Company’s Form 10-K for the year ended December 31, 2017 and in our subsequent filings with the SEC, and include, among others, the following: (i) our limited operating history and status as an emerging growth company; (ii) lack of future opportunities to participate in take-out programs; (iii) the level of demand for our coverage and the incidence of catastrophic events related to such coverage, including the impact of climate change and our lack of geographic diversification; (iv) our ability to successfully implement our business strategy and expand our operations, including through acquisitions and development of new products; (v) changes in general economic, business, and industry conditions, including cyclical changes in the insurance industry; (vi) our ability to grow and remain profitable in the competitive insurance industry, including our lack of a rating from A.M. Best; (vii) legal, regulatory, and tax developments, including the effects of emerging claim and coverage issues and increased litigation against the insurance industry; (viii) legal actions brought against us; (ix) damage to our reputation; (x) adequacy of our insurance reserves; (xi) availability of reinsurance and ability of reinsurers to pay their obligations; (xii) the failure of our risk mitigation strategies or loss limitation methods; (xiii) our reliance on independent agents to write our insurance and other third parties; (xiv) our ability to maintain our public company status, exchange listing and effective internal control systems; (xv) data security breaches and other factors affecting our information technology systems; (xvi) our ability to attract and retain qualified employees, independent agents and brokers; (xvii) our ability to meet our obligations or obtain additional capital on favorable terms, or at all; (xviii) our ability to accurately price the risks that we underwrite; and (xix) restrictions on the use of our net operating loss carryforwards.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

We disclaim any obligation to update or revise any forward-looking statements as a result of new information, future events, or for any other reason.

Overview

We are an insurance holding company specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. These markets are characterized as regions where larger, national insurers have reduced their market share in favor of other, less catastrophe-exposed markets. These markets are also characterized by state-administered residual insurers controlling large market shares. These unique markets can trace their roots to Hurricane Andrew, after which larger national carriers limited their capital allocation and approaches to property risk aggregation. These trends accelerated again after back to back exceptionally active hurricane seasons in 2004 and 2005. However, the decade following Hurricane Katrina in 2005 had relatively few losses arising from tropical storm activity, which led to declines in reinsurance pricing and increases in its availability. We were incorporated on October 2, 2012 in the State of Delaware to take advantage of these favorable dynamics where premium could be acquired relatively more quickly and under less competitive pressure than in other property insurance markets and reinsurance, a significant expense for primary insurers, was declining from record high levels. We execute on this opportunity via a management team with expertise in the critical facets of our business: underwriting, claims, reinsurance, and operations. Within our three-state market, we seek to sell our products in territories with the highest rate per exposure and the least complexity in terms of risk. Further, we seek to leverage our increasingly geographically diverse insurance portfolio to gain efficiencies with respect to reinsurance. As of March 31, 2018, we covered risks on approximately 51,900 policies, an increase of almost 41% from one year prior.

On November 19, 2013, we changed our legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc., and on March 31, 2014, we completed an initial public offering of our common stock. Prior to March 31, 2014, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned holding company based in Canada. As of March 31, 2018, KFSI and its affiliates owned approximately 1.3% of our outstanding shares of common stock and warrants and performance shares to acquire approximately an additional 23.9% of our outstanding shares of common stock. In addition, as of March 31, 2018, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 43.1% of our outstanding shares of common stock. D. Kyle Cerminara, a member of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, a member of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

We have three wholly-owned subsidiaries: Maison Insurance Company, or “Maison”, Maison Managers Inc., or “MMI”, and ClaimCor, LLC, or “ClaimCor”.

Through Maison, we began providing property and casualty insurance to individuals in Louisiana in December 2012. In September 2015, Maison began writing manufactured home policies in the State of Texas on a direct basis. Our current insurance offerings in Louisiana and Texas include homeowners insurance, manufactured home insurance and dwelling fire insurance. We write both full peril property policies as well as wind/hail only exposures and we produce new policies through a network of independent insurance agencies. We refer to the policies we write through independent agencies as voluntary policies. We also wrote commercial business in Texas through a quota share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we had assumed wind/hail only exposures on certain churches and related structures that Brotherhood insures throughout the State of Texas, but discontinued this business effective January 1, 2018.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

On March 1, 2017, Maison received a certificate of authority from the Florida Office of Insurance Regulation, or FOIR, which authorized Maison to write personal lines insurance in the State of Florida. Pursuant to the Consent Order issued, Maison has agreed to comply with certain requirements as outlined by the FOIR until Maison can demonstrate three consecutive years of net income following the Company’s admission into Florida as evidenced by its Annual Statement filed with the FOIR via the National Association of Insurance Commissioners electronic filing system. Among other requirements, the FOIR requires the following as conditions related to the issuance of Maison’s certificate of authority:

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

ClaimCor is a claims and underwriting technical solutions company. Maison processes claims made by our policyholders through ClaimCor, and also through various third-party claims adjusting companies during times of high volume, so that we may provide responsive claims handling service when catastrophe events occur which impact many of our policyholders. We have the ultimate authority over the claims handling process, while the agencies that we appoint have no authority to settle our claims or otherwise exercise control over the claims process.

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

The Company will continue to evaluate its existing book of business with an emphasis on risk-adjusted returns and rate adequacy. Accordingly, we have terminated our quota-share agreement with Brotherhood effective January 1, 2018.

Our Products

As of March 31, 2018, we covered risks under approximately 51,900 direct and assumed policies. Of these policies, approximately 29% were obtained via take-out from the LA Citizens, FL Citizens and TWIA, with the remaining 71% obtained from our independent agency force. In total, from both take-out and voluntary business, approximately 50% of our policies are homeowner multi-peril, approximately 11% are manufactured home multi-peril policies, approximately 33% are wind/hail only policies, approximately 4% are multi-peril dwelling policies, and approximately 2% are dwelling fire policies.

Homeowners’ Insurance

Our homeowners’ insurance policy is written on an owner occupied dwelling and protects from all perils, except for those specifically excluded from coverage by the policy. It also provides replacement cost coverage on the home and other structures and will provide optional coverage for replacement cost on personal property in the home. It may also offer the option of specifically scheduling individual personal property items for coverage. Additionally, coverage for loss of use of the home until it can be repaired is provided. Personal liability and medical payment coverage to others is included, as well.

Wind/Hail Insurance

Our wind/hail insurance policy is written on an owner or non-owner occupied dwelling and protects from the perils of wind and/or hail-only weather events. This policy type may also provide coverage for personal property, but only for specific types of coverage. It provides replacement cost or actual cash value coverage on the home and other structures depending on the form under which the policy is written. Personal property in the home is written at actual cash value. Additionally, coverage for loss of use of the home is provided.

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

Our direct in-force policy counts as well as assumed policies as of March 31, 2018 and December 31, 2017 were as follows:

	Policies in-force as of
Source of Policies	March 31, 2018	December 31, 2017

Total LA Citizens Takeout Policies in Force	10,928	12,002

Homeowners	26,166	23,283
Manufactured Homes	5,187	4,975
Other Dwellings	5,434	5,187
Total Voluntary Policies in Force	36,787	33,445

Total Direct Policies in Force	47,715	45,447

Assumed through FL Citizens Depopulation Program	3,440	3,444
Assumed through Brotherhood Quota-Share Agreement	–	1,035
Assumed through TWIA Quota-Share Agreement	715	745
Total Assumed Policies	4,155	5,224

Total all Policies	51,870	50,671

On May 3, 2018 the Louisiana State Legislature sent House Bill No. 333 (“HB 333”) to the Louisiana Governor for executive approval. HB 333 amends the law with respect to the depopulation of policies from LA Citizens. Under current law, LA Citizens is required to offer all of its in-force policies for removal to the voluntary market at least once per year. Current law further requires that LA Citizens offer for depopulation policies with all available geographic and risk characteristics that serve to reduce the exposure of LA Citizens. The proposed amendments under HB 333 allow LA Citizens, with approval of its board of directors, to choose which of its in-force policies to offer for depopulation, and not necessarily offer all, if any of its policies for removal to the voluntary market. The passage of HB 333 is expected to reduce the number and of policies the Company is able to depopulate from LA Citizens in the future.

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

Factors affecting the provision for loss and loss adjustment expense reserves include the continually evolving and changing regulatory and legal environment, actuarial studies, professional experience and expertise of the Company’s claims department personnel and independent adjusters retained to handle individual claims, the quality of the data used for projection purposes, existing claims management practices, including claims handling and settlement practices, the effect of inflationary trends on future loss settlement costs, court decisions, economic conditions and public attitudes.

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

The Company performs a quarterly analysis of its investment portfolio to determine if declines in market value are other-than-temporary. Further information regarding its detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 4 – “Investments,” to the consolidated financial statements.

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

The Company carries a net deferred income tax asset of $397 and $70 at March 31, 2018 and December 31, 2017, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Stock-Based Compensation Expense

The Company uses the fair-value method of accounting for stock-based compensation awards granted. The Company determines the fair value of the stock options on their grant date using the Black-Scholes option pricing model and determines the fair value of restricted stock units (“RSUs”) on their grant date using the fair value of the Company’s common stock on the date the RSUs were issued (for those RSUs which vest solely based upon the passage of time), as well as using multiple Monte Carlo simulations for those RSUs with market-based vesting conditions. The fair value of these awards is recorded as compensation expense over the requisite service period, which is generally the expected period over which the awards will vest, with a corresponding increase to additional paid-in capital. When the stock options are exercised, or correspondingly, when the RSUs vest, the amount of proceeds together with the amount recorded in additional paid-in capital is recorded in shareholders’ equity.

New Accounting Pronouncements

See Note 3 – “Recently Issued Accounting Standards” in the Notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition

As of March 31, 2018 compared to December 31, 2017

Investments

The Company’s investments in fixed income and equity securities are classified as available-for-sale and are reported at estimated fair value. The Company held an investments portfolio comprised primarily of fixed income securities issued by the U.S. Government, government agencies and high quality corporate issuers. The fixed income portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by the investment committee of the Company’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk. Additionally, the Company’s investment committee is in place to identify, evaluate and approve suitable investment opportunities for the Company. This has resulted in a number of equity investments managed by the committee that represent approximately 3.5% of the estimated fair value of Company’s total investment portfolio as of March 31, 2018. Investments held by the Company’s insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments.

The table below summarizes, by type, the Company’s investments as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government	$7,066	10.8%	$2,698	4.9%
State municipalities and political subdivisions	6,054	9.2%	5,907	10.7%
Asset-backed securities and collateralized mortgage obligations	24,115	36.8%	19,867	36.0%
Corporate	24,867	37.9%	22,650	41.0%
Total fixed income securities	62,102	94.7%	51,122	92.6%

Equity securities:
Common stock	2,055	3.1%	2,460	4.4%
Warrants to purchase common stock	167	0.3%	154	0.3%
Rights to purchase common stock	65	0.1%	93	0.2%
Total equity securities	2,287	3.5%	2,707	4.9%

Short-term investments	161	0.2%	417	0.8%
Other investments	1,027	1.6%	945	1.7%
Total investments	$65,577	100.0%	$55,191	100.0%

Pursuant to the certificate of authority we received from the TDI, we are required to deposit securities with the State of Texas. These securities consist of fixed income securities listed in the table above having an amortized cost basis of $2,001 and an estimated fair value of $1,974 as of March 31, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

The Company’s other investments are comprised of investments in two limited partnerships which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the limited partnerships have drawn down approximately $727 through March 31, 2018. One of these limited partnerships is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016 is wholly owned by KFSI. The Company has accounted for its investments under the cost method, as the instruments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the limited partnerships or the underlying privately-owned companies.

Also included in other investments is a $300 certificate of deposit with an original term of 18 months deposited with the State of Florida pursuant to the terms of the certificate of authority issued to Maison from the FOIR.

Liquidity and Cash Flow Risk

The table below summarizes the fair value of the Company’s fixed income securities by contractual maturity as of March 31, 2018 and December 31, 2017. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	March 31, 2018		December 31, 2017
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
One year or less	$3,434	5.5%	$1,525	3.0%
More than one to five years	30,621	49.3%	22,995	45.0%
More than five to ten years	12,206	19.7%	13,138	25.7%
More than ten years	15,841	25.5%	13,464	26.3%
Total	$62,102	100.0%	$51,122	100.0%

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

Market Risk

Market risk is the risk that the Company will incur losses due to adverse changes in interest or currency exchange rates and equity prices. Given that virtually all of the Company’s investments are in U.S. dollar denominated instruments and the Company maintains a relatively small investment in equity instruments, its primary market risk exposures in the investments portfolio are to changes in interest rates.

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

At March 31, 2018 and December 31, 2017, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

	March 31, 2018		December 31, 2017
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$33,571	54.1%	$24,188	47.3%
Aa/Aa	6,157	9.9%	6,322	12.4%
A/A	15,369	24.7%	13,651	26.7%
BBB	7,005	11.3%	6,961	13.6%
Total fixed income securities	$62,102	100.0%	$51,122	100.0%

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

As a result of the analysis performed by the Company, there were no write-downs for other-than-temporary impairments related to investments for the three months ended March 31, 2018 and 2017.

As of March 31, 2018, the gross unrealized losses for equity securities amounted to $112, fixed income securities amounted to $1,211, and there were no unrealized losses attributable to non-investment grade fixed income securities. At both March 31, 2018 and December 31, 2017, all unrealized losses on individual investments were considered temporary. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded the declines in value were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and other policy processing fees that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable and represent those costs related to acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC decreased $19, to $6,766 as of March 31, 2018 compared to $6,785 as of December 31, 2017, corresponding to a decrease in our unearned premium reserves over the same period. DPAC expressed as a percentage of unearned premium reserves was 18.1% and 17.2% as of March 31, 2018 and December 31, 2017, respectively. On December 19, 2017, we participated in our first depopulation of policies from FL Citizens. Under the terms of its depopulation program, FL Citizens does not charge insurers a ceding commission for those premiums assumed, unlike LA Citizens and TWIA, which charge a ceding commission of 16% and approximately 22% of the premiums assumed from each entity, respectively. As of December 31, 2017, we had approximately $5,692 in unearned premium related to our depopulation of FL Citizens policies, with no corresponding acquisition costs related to commissions paid on these premiums. As these premiums are earned, as was the case during the three months ended March 31, 2018, we expect that our DPAC cost to unearned premium ratio will increase. As of March 31, 2018, unearned premium related to our depopulation of FL Citizens policies was $3,130.

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowances for credit losses, decreased by $8,751 to $2,080 as of March 31, 2018 from $10,831 as of December 31, 2017, due, in large part, to our collection of premiums due to us from LA and FL Citizens as of December 31, 2017.

Ceded Unearned Premiums

Ceded unearned premiums represents the unexpired portion of premiums which have been paid to the Company’s reinsurers. Ceded unearned premiums are charged to income over the terms of the respective reinsurance treaties. Our catastrophe excess of loss (“CAT XOL”) treaties, which run from June 1st of each year to May 31st of the following year, make up the majority of our ceded unearned premiums at both March 31, 2018 and December 31, 2017. As the ultimate amount of premium we will cede under our CAT XOL treaties is based upon the risks we cover as of September 30th of each treaty year, we must develop an estimate of the amounts due to our reinsurers at the inception of each treaty. Ceded premiums are earned by our reinsurers based upon actual amounts due for each treaty year, whereas cash payments made to our reinsurers are based upon an estimated schedule developed at the outset of each treaty year. At the end of each treaty year, estimated cash payments are reconciled with actual premiums due, and all premium balances are settled. This has resulted in the decrease in the unearned portion of our ceded premiums year over year, despite the fact that we expect to cede approximately $24,716 in premiums under CAT XOL treaty year expiring May 31, 2018, compared to $21,192 for the treaty year which expired on May 31, 2017.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Reinsurance Recoverables

Reinsurance recoverable on both paid losses and loss reserves represents amounts due to the Company, or expected to be due to the Company from its reinsurers, based upon claims and claim reserves which have exceeded the retention amount under our reinsurance treaties. As of March 31, 2018, we have recorded an expected recovery of $4,433 on paid losses as well as $6,136 on loss and loss adjustment expense reserves, compared to $1,952 and $8,971, respectively, as of December 31, 2017. Our expected recoveries at both periods relate primarily to Hurricane Harvey, which impacted our policyholders in Texas and Louisiana in August, 2017. We anticipate our gross incurred losses to be $27,000 from this event. As our retention is $5,000 under our CAT XOL treaty, we expect to recover approximately $22,000 from our reinsurers from this event. As of March 31, 2018, we had collected approximately $14,800, with the remaining $2,700 recorded as a recoverable on paid losses and $4,500 recorded as a recoverable on loss and loss adjustment expense reserves.

Funds Deposited with Reinsured Companies

Funds deposited with reinsured companies represents collateral we have placed on deposit with Brotherhood based upon our quota-share agreement to reinsure a portion of Brotherhood’s business for wind/hail coverage only. Our obligation decreased to $1,171 as of March 31, 2018 from $2,250 as of December 31, 2017 as we have applied the collateral placed on deposit to our quota-share portion of losses Brotherhood has paid during the three months ended March 31, 2018 with respect to Hurricane Harvey, which impacted a number of churches Brotherhood insures on or near the Gulf Coast of Texas in August 2017. The losses we incur with respect to our quota share agreement with Brotherhood are subject to our CAT XOL treaty, thus we are able to include these Hurricane Harvey losses in the ultimate $22,000 we expect to recover from our reinsurers as previously discussed under the heading “Reinsurance Recoverables”.

Current Income Taxes Recoverable/Payable

Current income taxes payable were $449 as of March 31, 2018 compared to current income taxes recoverable of $64 as of December 31, 2017, representing the estimate of both the Company’s state and federal income taxes due or receivable for the three and twelve month periods, respectively, less estimated payments made.

Net Deferred Income Taxes

The Company’s net deferred tax asset increased $327, to $397 as of March 31, 2018, from $70 as of December 31, 2017, due, in large part, to the increase in deferred tax assets associated with the unrealized losses on our bond portfolio. Net deferred income taxes are comprised of approximately $2,284 of deferred tax assets, net of approximately $1,887 of deferred tax liabilities as of March 31, 2018, compared to $2,073 of deferred tax assets, net of $2,003 of deferred tax liabilities as of December 31, 2017.

Property and Equipment

Property and equipment increased $227 to $432 as of March 31, 2018 compared to $205 as of December 31, 2017, due, in part, to the fact that the Company entered into vehicle lease agreements in the first quarter of 2018, which vehicles will be used by our sales representatives in Texas, Louisiana and Florida. Also included in property and equipment are computers, office equipment, and improvements at our leased facilities in Tampa, Florida and Baton Rouge, Louisiana, shown net of accumulated depreciation. Our policy for the capitalization and depreciation of these assets can be found in Note 2 – “Significant Accounting Policies” in Item 1 of this report.

Other Assets

Other assets increased $20, to $908 as of March 31, 2018 from $888 as of December 31, 2017. The major components of other assets, and the change therein, are shown below.

Other Assets	March 31, 2018	December 31, 2017	Change
Accrued interest on investments	$326	$285	$41
Security deposits for facility leases	48	38	10
Prepaid expenses	528	556	(28)
Other	6	9	(3)
Total	$908	$888	$20

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred and but not reported (“IBNR”) loss events, as well as the related estimated loss adjustment expenses (“LAE”) gross of amounts expected to be recovered from reinsurance. The table below separates our loss reserves and LAE between IBNR and case specific estimates as of March 31, 2018 and December 31, 2017, and also shows the expected reinsurance recoverable on those reserves.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
March 31, 2018
Homeowners(1)	$2,205	$322	$2,527	$2,756	$5,283	$1,133
Special Property(2)	3,653	224	3,877	2,294	6,171	5,003
Total	$5,858	$546	$6,404	$5,050	$11,454	$6,136

December 31, 2017
Homeowners	$2,438	$260	$2,698	$1,971	$4,669	$1,562
Special Property	5,307	103	5,410	3,409	8,819	7,409
Total	$7,745	$363	$8,108	$5,380	$13,488	$8,971

(1) Homeowners refers to our multi-peril policies for traditional dwellings as well as mobile and manufactured homes.

(2) Special property includes both our fire and allied lines of business, which are primarily wind/hail only products, and also includes the commercial lines wind/hail only business we had assumed through our agreement with Brotherhood and our personal lines wind/hail only business we have assumed through our agreements with LA and FL Citizens and TWIA.

Gross reserves as of March 31, 2018 were $11,454, a decrease of $2,034 from December 31, 2017. As of March 31, 2018, gross reserves in the approximate amount of $4,496 have been established for PCS Catastrophe 1743, or Hurricane Harvey, a major storm which made initial landfall in the United States as a Category 4 hurricane near Rockport, Texas in August 2017, compared to gross reserves in the amount of $7,124 for Hurricane Harvey as of December 31, 2017. At both periods, we have anticipated our total incurred losses from Hurricane Harvey to be $27,000 on a gross basis, or $5,000 on a net basis after recoveries under our catastrophe excess of loss reinsurance program; thus we experienced no adverse development during the first quarter of 2018 as a result of Hurricane Harvey. Furthermore, we have released reserves from prior accident years (for losses unrelated to Hurricane Harvey), resulting in prior period redundancy of $566 for the current quarter. The reinsurance recoverable on reserves as of March 31, 2018 was $6,136, a decrease of $2,835 from December 31, 2017, due, in large part, to recoveries collected from our reinsurers under our catastrophe excess of loss program for Hurricane Harvey losses. As a result of the foregoing, net loss reserves were $5,318 and $4,517 as of March 31, 2018 and December 31, 2017, respectively.

The Company cannot predict whether loss and loss adjustment expense reserves will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. Any such development could have a material effect on the Company’s consolidated financial results for a given period.

Unearned Premium Reserves

Unearned premium reserves decreased $2,126 to $37,397 as of March 31, 2018 compared to $39,523 as of December 31, 2017. Typically, we report a reduction in our unearned premium reserves during the first quarter of each year due to the fact that we have assumed policies from LA Citizens in December of each year since our inception. Furthermore, on December 19, 2017, we participated in our first assumption of policies from FL Citizens. This resulted in a large increase in our unearned premium reserves as of December 31, 2017. The following table outlines the change in unearned premium reserves by state and by line of business.

	March 31, 2018	December 31, 2017	Change
Homeowners - LA	$15,729	$16,920	$(1,191)
Special Property - LA	7,794	9,050	(1,256)
Total Louisiana	23,523	25,970	(2,447)

Homeowners – TX	7,236	4,717	2,519
Special Property – TX	3,508	3,454	54
Total Texas	10,744	8,171	2,573

Special Property – FL	3,130	5,382	(2,252)
Total Florida	3,130	5,382	(2,252)

Unearned Premium Reserves	$37,397	$39,523	$(2,126)

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable increased $450, to $5,982 as of March 31, 2018 compared to $5,532 as of December 31, 2017. The bulk of the balance payable as of both dates represents quarterly installment payments due under our catastrophe reinsurance programs, which are paid in the first month of each quarter. See “Ceded Premiums Written” under the heading “Results of Operations” below for further information on the premium we have ceded under our reinsurance programs.

Agency Commissions Payable

Agency commissions payable increased $319 to $1,014 as of March 31, 2018 versus $695 as of December 31, 2017. As agency commissions are paid in arrears, this balance represents commissions owed to the Company’s independent agencies on policies written throughout the months ended March 31, 2018 and, December 31, 2017 respectively. Since the commissions we pay to our independent agencies are based upon a percentage of the premium our agencies write, the balance due will vary directly with the volume of premium written each month.

Premiums Collected in Advance

Advance premium deposits increased to $2,746 as of March 31, 2018 from $1,078 as of December 31, 2017, and represent cash the Company has received for policies which were not yet in-force as of March 31, 2018 and December 31, 2017, respectively. Upon the effective date of coverage, advance premiums are reclassified to the unearned premium reserve account.

Funds Held under Reinsurance Treaties

Funds held under reinsurance treaties represents collateral we have received on deposit from our reinsurers under our catastrophe excess of loss treaties and is intended to fund those reinsurers’ pro-rata portion of the reserves we have established for losses and loss adjustment expenses as of December 31, 2017. As of both March 31, 2018 and December 31, 2017, we had received cash deposits of $206 from our reinsurers.

Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses decreased $577, to $3,696 as of March 31, 2018 compared to $4,273 as of December 31, 2017. The largest driver of the change when comparing periods was the change in amounts due for premium taxes and assessments, which decreased by $1,131 from December 31, 2017, as we filed and paid our annual premium taxes for the year ended December 31, 2017 in the first quarter 2018. The components of accounts payable and other accrued expenses, as well as the change therein, are shown below.

	March 31, 2018	December 31, 2017	Change
Accrued employee compensation	$336	$51	$285
Accrued professional fees	886	587	299
Unearned policy fees	614	454	160
Accrued premium taxes and assessments	1,572	2,703	(1,131)
Capital lease obligations	152	–	152
Other accounts payable	136	478	(342)
Total	$3,696	$4,273	$(577)

Related Party Transactions

Termination of Management Services Agreement and Repurchase of Series B Preferred Shares

As a result of the termination of the Management Services Agreement (“MSA”), which occurred on February 24, 2015, the Company issued the following securities to 1347 Advisors, LLC (“1347 Advisors”), a wholly owned subsidiary of KFSI.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

●	100,000 shares of the Company’s common stock issuable pursuant to the Performance Shares Grant Agreement dated February 24, 2015, and subject to the achievement of the Milestone Event (as defined below). The Performance Shares are no longer outstanding as they were repurchased by the Company on January 2, 2018, as discussed below;

●	120,000 shares of Series B Preferred Stock of the Company (the “Series B Preferred Shares”). The Series B Preferred Shares are no longer outstanding as they were repurchased by the Company on January 2, 2018 and February 28, 2018, as discussed below; and

●	A warrant (the “Warrant”) to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $15.00 per share. The Warrant expires on February 24, 2022.

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

The Series B Preferred Shares had a par value of $25.00 dollars and paid annual cumulative dividends at a rate of eight percent per annum. The shares ranked senior to the Company’s common stock, and the Company was not permitted to issue any other series of preferred stock that ranked equal or senior to the Series B Preferred Shares while the Series B Preferred Shares were outstanding. On both February 24, 2017 and 2016, the Company issued a cash payment of $240 to 1347 Advisors representing the annual dividend payment due on the Series B Preferred Shares. As described below, through two transactions dated January 2, 2018 and February 28, 2018, all shares of Series B Preferred Shares have been repurchased by the Company.

Subsequent to the issuance of the Series B Preferred Shares, 1347 Advisors transferred 60,000 of its 120,000 Series B Preferred Shares to IWS Acquisition Corporation, an affiliate of KFSI. On January 2, 2018, the Company entered into a Stock Purchase Agreement with 1347 Advisors and IWS Acquisition Corporation, pursuant to which the Company repurchased 60,000 Series B Preferred Shares from 1347 Advisors for an aggregate purchase price of $1,740, representing (i) the par value of the Series B Preferred Shares, or $1,500; and (ii) declared and unpaid dividends with respect to the dividend payment due on February 23, 2018, or $240. Also in connection with the Stock Purchase Agreement, the Performance Shares Grant Agreement, dated February 24, 2015, between the Company and 1347 Advisors was terminated. In connection with the termination, the Company made a cash payment of $300 to 1347 Advisors. Upon termination of the MSA Agreement, the Company recorded an increase of approximately $54 to additional paid in capital, representing the estimated fair value of the Performance Share Grant Agreement on grant date. Upon the termination of the Performance Share Grant Agreement, we compared the amount previously recorded in additional paid in capital to the amount paid to terminate the agreement, resulting in a reversal of the $54 originally recorded to additional paid in capital as well as a charge of $246 recorded to “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the three months ended March 31, 2018.

Pursuant to the Stock Purchase Agreement, the Company also agreed to repurchase the remaining 60,000 Series B Preferred Shares from IWS Acquisition Corporation for an aggregate purchase price of $1,500, upon the completion of a capital raise resulting in the Company receiving net proceeds in excess of $5,000. On February 28, 2018, the Company purchased the remaining 60,000 Series B Preferred Shares from IWS Acquisition Corporation for $1,500 with the proceeds from the Company’s 8.00% Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”) offering (discussed under the heading “Shareholders’ Equity” below).

The foregoing transactions were approved by a special committee of the Board of Directors of the Company consisting solely of independent directors.

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the shares had a mandatory redemption date of February 24, 2020, applicable guidance required that we classify the shares as a liability on our consolidated balance sheet, rather than recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 redemption amount plus dividends expected to be paid on the shares while outstanding, discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $33 and $92 was charged to operations for the three months ended March 31, 2018 and 2017, respectively. Upon our repurchase of the Series B Preferred shares in both January and February 2018, we compared the amortized carrying amount of the liability to the amount paid to repurchase the shares, resulting in a charge of $366 to “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the three months ended March 31, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Investment in Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $292 as of March 31, 2018. The managing member of Argo, Mr. John T. Fitzgerald, was also appointed to KFSI’s board of directors on April 21, 2016.

Public Offering of Preferred Stock

A fund managed by Fundamental Global Investors, LLC, one of the Company’s significant shareholders, purchased an aggregate of 34,620 shares of the Series A Preferred Stock in the Company’s public offering of the shares (discussed under the heading “Shareholders’ Equity” below), at the public offering price of $25.00 per share, including 31,680 shares purchased for a total of approximately $792 on February 28, 2018, the closing date of the offering, and 2,940 shares purchased for a total of approximately $74 on March 26, 2018 in connection with the underwriters’ exercise of their over-allotment option. In addition, CWA Asset Management Group, LLC, of which 50% is owned by Fundamental Global Investors, LLC, purchased 57,060 shares of the Series A Preferred Stock for customer accounts at the public offering price in connection with the underwriters’ exercise of their over-allotment option. No discounts or commissions were paid to the underwriters on the purchase of these shares.

Contractual Obligations

As of March 31, 2018, the Company had the following amounts due under its operating and capital leases for its office facilities and equipment in Louisiana, Florida and Texas.

Year ending March 31,	Operating Leases	Capital Leases	Total
2019	$436	$63	$499
2020	328	57	385
2021	129	67	196
2022 and thereafter	6	–	6
Total	$899	$187	$1,086

Shareholders’ Equity

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 preferred shares designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). In addition, on March 26, 2018, we issued an additional 60,000 shares of Series A Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and will be payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018, when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Series A Preferred Stock will be June 1, 2018. Dividends will be payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share per year.

The Series A Preferred Stock is not redeemable prior to February 28, 2023. On and after that date, the stock will be redeemable at our option, for cash, in whole or in part, at a redemption price of $25.00 per share, plus all accumulated and unpaid dividends to, but not including, the date of redemption. The Series A Preferred Stock has no stated maturity and will not be subject to any sinking fund or mandatory redemption. The stock will generally have no voting rights except as provided in the Certificate of Designations or as from time to time provided by law. The affirmative vote of the holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and each other class or series of voting parity stock will be required at any time for us to authorize, create or issue any class or series of our capital stock ranking senior to the Series A Preferred Stock with respect to the payment of dividends or the distribution of assets on liquidation, dissolution or winding up, to amend any provision of our Certificate of Incorporation so as to materially and adversely affect any rights of the Series A Preferred Stock or to take certain other actions.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

The shares have been listed on the Nasdaq Stock Market under the symbol “PIHPP”, and trading of the shares commenced on March 22, 2018. Net proceeds received by Company were approximately $16,500. The Company used $1,500 of the net proceeds to repurchase 60,000 shares of its Series B Preferred Shares from IWS Acquisition Corporation, as previously discussed under the heading “Related Party Transactions”, with the remainder of the proceeds to be used to support organic growth, including spending for business development, sales and marketing and working capital, and for future potential acquisition opportunities.

The table below presents the primary drivers behind the changes to total shareholders’ equity for the three months ended March 31, 2018.

	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity
Balance, January 1, 2018	–	5,984,766	151,359	$46,802
Issuance of Series A Preferred Stock	700,000	–	–	16,493
Repurchase of Performance Shares	–	–	–	(54)
Stock compensation expense	–	–	–	44
Net income	–	–	–	1,951
Unrealized losses on investment portfolio (net of income taxes)	–	–	–	(684)
Balance, March 31, 2018	700,000	5,984,766	151,359	$64,552

Results of Operations

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Gross Premiums Written

The following table shows our gross premiums written by state and by line of business for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018	2017	Change
Line of Business
Homeowners-LA	$6,918	$7,028	$(110)
Special Property-LA	3,201	2,706	495
Total Louisiana	10,119	9,734	385

Homeowners-TX	4,191	1,085	3,106
Special Property-TX	2,475	2,015	460
Total Texas	6,666	3,100	3,566

Special Property-FL	(164)	–	(164)
Total Florida*	(164)	–	(164)

Gross Premium Written	$16,621	$12,834	$3,787

*Florida premiums written for the three months ended March 31, 2018 were negative due to the net cancellation of policies we assumed from FL Citizens on December 19, 2017 as policyholders have a limited time to opt-out of the assumption process.

The increase in gross written premiums was primarily the result of organic growth in voluntary production from our independent agencies in Texas, as well as the assumption of premium through our depopulation of policies from LA Citizens.

Ceded Premiums Written

Ceded premiums written increased by $209 to $6,085 for the three months ended March 31, 2018, compared to $5,876 for the first quarter 2017. The increase in ceded premiums written is primarily due to an increase in the total insured value of the Company’s book of business year over year as well as the change in the geographic mix of coverage that we provide as the limits purchased under our catastrophe excess of loss reinsurance (“CAT XOL”) and aggregate programs did not change year over year. The following table is a summary of the key provisions under the reinsurance treaties which covered the three months ended March 31, 2018 and 2017.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

	2016/2017 CAT XOL Treaty 06/01/16 – 05/31/17	2017/2018 CAT XOL Treaty 06/01/17 – 05/31/18
Wind/Hail loss occurrence clause(1)	144 hours	144 hours
Retention on first occurrence	$5,000	$5,000
Retention on second occurrence	$2,000	$2,000
Limit of coverage including first event retention	$200,000	$200,000
Franchise deductible(2)	$125	$250

(1)	Specifies the time period during which our losses from the same occurrence may be aggregated and applied to our retention and limits. We may pick the date and time when the period of consecutive hours begin in order to maximize our recovery.
(2)	Specifies the gross incurred losses by which each 144 hour loss occurrence must exceed before recoveries are generated under our aggregate treaty. Once the franchise deductible is met, all losses under the loss occurrence qualify for recovery, not just those losses which exceed the franchise deductible amount.

The total cost of our CAT XOL coverage is estimated to be approximately $24,700 for the 2017/2018 treaty year, compared to $21,200 for the 2016/2017 treaty year.

Net Premium Earned

The following table shows our net premiums earned by line of business.

	Three months ended March 31,
Line of Business	2018	2017	Change
Homeowners-LA	$5,655	$4,883	$772
Special Property-LA	2,905	1,576	1,329
Total Louisiana	8,560	6,459	2,101

Homeowners-TX	1,401	401	1,000
Special Property-TX	566	1,312	(746)
Total Texas	1,967	1,713	254

Special Property-FL	2,088	–	2,088
Total Florida	2,088	–	2,088

Net premium earned	$12,615	$8,172	$4,443

Premium earned on a gross and ceded basis is as shown in the following table.

	Three months ended March 31,
	2018	2017	Change
Gross premium earned	$18,746	$13,518	$5,228
Ceded premium earned	6,131	5,346	785
Net premium earned	$12,615	$8,172	$4,443

Other Income

Other income increased $170 to $547 for the quarter ended March 31, 2018, compared to $377 for the same period in 2017. Other income is comprised of claims adjusting fee revenue earned by our subsidiary, ClaimCor, policy fee income charged to our policyholders for inspections, premium financing fees for those policyholders which elect to pay their premiums on an installment basis, and also commission revenue resulting from a brokerage sharing agreement between our insurance subsidiary, Maison, and the intermediary Maison uses to place its CAT XOL reinsurance program.

Net Losses and Loss Adjustment Expenses

Net losses and LAE represent both actual payments made and changes in estimated future payments to be made to our policyholders. The following table sets forth the components of our losses and loss ratios for the periods presented.

	Three months ended March 31,
	2018		2017
	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)
Catastrophe losses(1)	$–	–%	$1,697	20.7%
Weather-related non-catastrophe losses	2,527	20.0%	451	5.5%
Non-weather related losses	2,298	18.2%	1,812	22.2%
Total current accident year losses	4,825	38.2%	3,960	48.4%
Prior period redundancy(2)	(566)	(4.5)%	(329)	(4.0)%
Total net losses and LAE incurred	$4,259	33.7%	$3,631	44.4%

(1)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25,000 of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a Catastrophe loss as a PCS event where our estimated gross incurred loss exceeds $1,500.
(2)	Prior period redundancy represents the ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Our net loss ratio (net losses and LAE divided by net premiums earned) for the quarter ended March 31, 2018 was 33.7% compared to 44.4% for the same quarter last year. The decrease to our net loss ratio was driven primarily due to a reduction in both weather and non-weather loss ratios. During the quarter ended March 31, 2017, we experienced one catastrophe event - PCS event 1714, which affected our policyholders in Louisiana during early February with hail, tornado and other wind damage and resulted in approximately $1,697 incurred Catastrophe losses for the period, whereas no single weather event exceeded our internally defined Catastrophe threshold of $1,500 in gross incurred losses for the current quarter. This change was partially offset by an increase in our weather-related non-catastrophe loss ratio as we experienced a number of smaller events, primarily due to hail and freeze claims from unusually cold weather, which affected our policyholders in Louisiana in mid-January 2018. Since we have met the retention under our current aggregate treaty as of March 31, 2018, we anticipate that we will generate recoveries from our reinsurers for certain future weather losses occurring through May 31, 2018.

We have also released reserves from prior accident years for both the quarters ended March 31, 2018 and 2017, resulting in a benefit to our current loss ratio of approximately 4.5% and 4.0%, respectively.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred acquisition costs for the quarter ended March 31, 2018 was $3,295, compared to $2,522 for the quarter ended March 31, 2017, and includes items such as commissions earned by our agencies, premium taxes, assessments, and policy processing fees. Expressed as a percentage of gross premiums earned, amortization was 17.6% for 2018, compared to 18.7% for 2017. On December 19, 2017, we participated in our first depopulation of policies from FL Citizens. Under the terms of its depopulation program, FL Citizens does not charge insurers a ceding commission for those premiums assumed, unlike LA Citizens and TWIA, which charge a ceding commission of 16% and approximately 22% of the premiums assumed from each entity, respectively. As these premiums are earned, we expect that the ratio of deferred policy acquisition cost amortization to gross premiums earned will decrease, as was the case during the three months ended March 31, 2018. Upon renewal of the policies which we have assumed from FL Citizens, however, we will pay our customary commission percentage to our independent agencies, which will be charged to deferred policy acquisition cost amortization throughout the coverage period of the renewal policies.

General and Administrative Expenses

General and administrative expenses increased $930 to $3,021 for the quarter ended March 31, 2018, compared to $2,091 for the quarter ended March 31, 2017. Expressed as a percentage of gross premium earned, general and administrative expenses were 16.1% and 15.5%, respectively. The largest driver in the increase in general and administrative expense were employee costs, as we have grown from 26 employees as of March 31, 2017 to 33 employees as of March 31, 2018, in order to support our growth in Texas and Florida.

Series B Preferred Shares

As previously discussed under the heading “Related Party Transactions,” we recorded amortization charges of $33 and $92, as well as a charge of $612 and $0, for the three months ended March 31, 2018 and 2017, respectively, which were related to our issuance and repurchase of our Series B Preferred Shares.

Income Tax Expense

Income tax expense for the three months ended March 31, 2018 was $369, on pretax income of $2,320 compared to tax expense of $135 on pretax income of $381 for the three months ended March 31, 2017, resulting in an effective tax rate of 15.9% and 35.4%, respectively. The passage of the Tax Cuts and Jobs Act on December 22, 2017 reduced the corporate federal income tax rate to 21% beginning January 1, 2018, accounting for the decrease in our effective tax rate between periods. Our actual effective tax rate varies from the statutory federal income tax rates as shown in the following table.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

	As of March 31,
	2018	2017
Statutory federal income tax rate	21.0%	34.0%
State income tax (net of federal tax benefit)	(5.3)%	0.5%
Non-deductible expenses	0.2%	0.9%
Income tax benefit	15.9%	35.4%

Net Income

As a result of the foregoing, the Company’s net income for the first quarter of 2018 was $1,951, or $0.32 per diluted share, compared to $246, or $0.04 per diluted share for the first quarter of 2017.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they become due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations and from the proceeds from the sales of our common and preferred stock. Cash provided from these sources is used primarily for loss and loss adjustment expense payments as well as other operating expenses. The timing and amount of payments for net losses and loss adjustment expenses may differ materially from the Company’s provisions for loss and loss adjustment expense reserves, which may create increased liquidity requirements.

On February 28, 2018, we completed the underwritten public offering of preferred shares designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”), as previously discussed under the heading “Shareholders’ Equity”. In addition, on March 26, 2018, we issued an additional 60,000 shares of Series A Preferred Stock in connection with the underwriters’ exercise of their over-allotment option. Net proceeds received by Company were approximately $16,500. The Company used $1,500 of the net proceeds to repurchase 60,000 shares of its Series B Preferred Stock from IWS Acquisition Corporation, as previously discussed under the heading “Related Party Transactions”, with the remainder of the proceeds to be used to support organic growth, including spending for business development, sales and marketing and working capital, and for future potential acquisition opportunities.

On April 23, 2018, the Company and MMI (collectively, the “Borrowers”) executed a $5 million Commercial Business Loan Agreement and related Promissory Note (collectively, the “Loan Agreement”) with Hancock Bank, a trade name for Whitney Bank (the “Lender”). The Loan Agreement provides for a revolving line of credit of $5,000. The line of credit will expire on April 19, 2019, or such earlier date on which the line of credit shall have been terminated in accordance with the provisions of the Loan Agreement. Proceeds of borrowings under the Loan Agreement may be used to support working capital. The line of credit is secured by all accounts, equipment and general intangibles of the Borrowers, and all proceeds thereof.

Borrowings under the Loan Agreement shall bear interest at a rate per annum equal to one-month LIBOR plus a margin of 3.00%. The line of credit is to be repaid in monthly payments of interest only, with all principal and interest to be payable in full at maturity. The Loan Agreement contains certain restrictive covenants customary for transactions of this type (subject to negotiated exceptions and baskets), including restrictions on liens, indebtedness, loans and guarantees, acquisitions and mergers, sales of assets, and stock repurchases. In addition, during the term of the Loan Agreement, the Borrowers are required to maintain (a) a maximum Premium/Surplus Ratio of Maison Insurance Company of 3.00 to 1.00, and (b) a minimum Demotech rating of Maison Insurance Company of “A” at all times.

The Loan Agreement also provides for customary events of default with corresponding grace periods, including: (1) failure to pay principal, interest or fees under the Loan Agreement when due and payable; (2) failure to comply with other covenants and agreements contained in the Loan Agreement; (3) the making of false or materially inaccurate representations and warranties; (4) certain defaults under other debt obligations of the Borrowers; (5) money judgments, material adverse changes or events regarding the validity of the Loan Agreement or other loan documents; (6) a change in control; and (7) certain events of bankruptcy or insolvency affecting the Borrowers. Upon the occurrence of an event of default, the Lender may declare the entire unpaid principal balance and accrued unpaid interest immediately due and payable and/or exercise any and all remedial and other rights under the Loan Agreement.

As of March 31, 2018, the Company has not borrowed any funds under the Loan Agreement.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018	2017
Summary of Cash Flows
Net cash provided by operating activities	$10,859	$1,069
Net cash used by investing activities	(11,368)	(6,733)
Net cash provided (used) by financing activities	12,921	(240)
Net increase (decrease) in cash and cash equivalents	$12,412	$(5,904)

Three months ended March 31, 2018

For the three months ended March 31, 2018, net cash provided by operating activities as reported on our consolidated statement of cash flows was $10,859, resulting from our collection of approximately $21,404 in premiums for the quarter (net of the amounts we have ceded to our reinsurers), less the payment of approximately $5,941 in loss and LAE expenses (net of ceded recoveries collected from our reinsurers). We also paid approximately $2,098 in commissions to our agencies, as well as to LA Citizens as ceding commissions on the premium we have assumed from them, and $1,004 in salaries and benefits paid to our employees. Lastly, cash payments in the approximate amount of $1,502 were made for taxes, assessments and all other general and administrative expenses.

The net cash used by investing activities as reported on our consolidated statement of cash flows was $11,368, resulting primarily from the net purchases of fixed income securities for our investment portfolio. Net cash provided by financing activities was $12,921, primarily as a result of net proceeds from our Series A Preferred Stock offering of approximately $16,500, less amounts paid to repurchase our Series B Preferred Shares, including dividends thereon, for approximately $3,540.

As a result of the foregoing, cash and cash equivalents increased from $23,575 as of December 31, 2017 to $35,987 as of March 31, 2018.

Three months ended March 31, 2017

For the three months ended March 31, 2017, the net cash provided by operating activities as reported on our consolidated statement of cash flows was $1,069, driven, in large part by our collection of approximately $8,247 in premiums for the quarter (net of the amounts we have ceded to our reinsurers), less the payment of approximately $4,298 in loss and LAE expenses (net of ceded recoveries collected from our reinsurers). We also paid approximately $1,473 in commissions to our agencies, as well as cash payments in the approximate amount of $1,407 for taxes, assessments and general and administrative expenses.

The net cash used by investing activities as reported on our consolidated statement of cash flows was $6,733, driven primarily by the net purchases of fixed income securities and short term investments for our investment portfolio. Net cash used by financing activities was $240, as a result of a dividend payment of $240 made to Advisors as holders of the Series B Preferred Shares issued in the MSA termination transaction.

As a result of the foregoing, cash and cash equivalents decreased from $43,045 as of December 31, 2016 to $37,141 as of March 31, 2017.

Regulatory Capital

In the United States, a risk-based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including Louisiana, Texas and Florida, have adopted the NAIC RBC requirements. In general, insurers reporting surplus with respect to policyholders below 200% of the authorized control level, as defined by the NAIC, on December 31st of the previous year are subject to varying levels of regulatory action, which may include discontinuation of operations. As of December 31, 2017, Maison’s reported surplus was considered to be in the “no action” level by the Louisiana and Texas Departments of Insurance, as well as the FOIR. Furthermore, pursuant to the consent order approving Maison’s admission into the State of Texas, Maison has agreed to maintain a RBC ratio of 300% or more, and provide the calculation of such ratio to the TDI on a periodic basis. As of December 31, 2017, Maison’s RBC ratio was 363%.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

State Deposits

States routinely require deposits of assets for the protection of policyholders. As of March 31, 2018, Maison held certificates of deposit with an estimated fair value of approximately $100 and $300 as a deposit with the LDI and FOIR, respectively. Maison also held cash and investment securities with an estimated fair value of approximately $1,974 as of March 31, 2018 as a deposit with the TDI.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 26, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit	Description
1.1	Underwriting Agreement, dated February 23, 2018, by and between 1347 Property Insurance Holdings, Inc. and Boenning & Scattergood, Inc., as representative of the several underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 1.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2018).
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
3.3	Certificate of Elimination of Certificate of Designations of Series B Preferred Shares of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 28, 2018).
3.4	Certificate of Designations of Cumulative Preferred Stock, Series A, of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2018).
10.1	Termination Agreement, dated as of January 2, 2018, by and among 1347 Advisors LLC and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K filed with the Commission on March 26, 2018).
10.2	Stock Purchase Agreement, dated January 2, 2018, by and among 1347 Advisors LLC, IWS Acquisition Corporation and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.22 of Registrant’s Registration Statement on Form S-1 filed with the Commission on January 8, 2018).
10.3†	Stock Purchase Agreement, dated January 2, 2018, by and between 1347 Property Insurance Holdings, Inc. and Daniel E. Case (incorporated by reference to Exhibit 10.23 of Registrant’s Annual Report on Form 10-K filed with the Commission on March 26, 2018).
10.4	Commercial Business Loan Agreement for Term Loans and Lines of Credit, executed April 23, 2018, by and among Hancock Bank, as Lender, and 1347 Property Insurance Holdings, Inc. and Maison Managers, Inc., as Borrowers (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2018).
10.5	Promissory Note, executed April 23, 2018, by and among Hancock Bank, as Lender, and 1347 Property Insurance Holdings, Inc. and Maison Managers, Inc., as Borrowers (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2018).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*Furnished

† Denotes management contracts or compensatory plans or arrangements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	May 14, 2018	By:	/s/ Douglas N. Raucy
Douglas N. Raucy, President, Chief Executive Officer
(principal executive officer)

Date:	May 14, 2018	By:	/s/ John S. Hill
John S. Hill, Vice President, Secretary and Chief Financial Officer
(principal financial and accounting officer)

