Form 10-Q
period 2018-06-30
1347 Property Insurance Holdings, Inc.
filed 2018-08-14
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock as of August 13, 2018 was 5,984,766.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1347 PROPERTY INSURANCE HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $69,614 and $51,503, respectively)	$68,133	$51,122
Equity investments, at fair value (cost of $2,732 and $2,582, respectively)	2,847	2,707
Short-term investments, at cost	1,264	417
Other investments	3,246	945
Total investments	75,490	55,191
Cash and cash equivalents	30,695	23,575
Deferred policy acquisition costs, net	8,675	6,785
Premiums receivable, net of allowance for credit losses of $45 and $33, respectively	2,992	10,831
Ceded unearned premiums	6,280	3,655
Reinsurance recoverable on paid losses	6,897	1,952
Reinsurance recoverable on loss and loss adjustment expense reserves	6,867	8,971
Funds deposited with reinsured companies	762	2,250
Current income taxes recoverable	905	64
Deferred tax asset, net	325	70
Property and equipment, net	381	205
Other assets	1,180	888
Total assets	$141,449	$114,437

LIABILITIES
Loss and loss adjustment expense reserves	$13,817	$13,488
Unearned premium reserves	44,987	39,523
Ceded reinsurance premiums payable	9,335	5,532
Agency commissions payable	1,419	695
Premiums collected in advance	2,648	1,078
Funds held under reinsurance treaties	161	206
Current income taxes payable	—	—
Accounts payable and other accrued expenses	4,905	4,273
Series B Preferred Shares, $25.00 par value, zero and 120,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	2,840
Total liabilities	$77,272	$67,635

Commitments and contingencies (Note 18)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 700,000 and zero shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	$17,500	$—
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,136,125 shares issued as of both periods; 5,984,766 shares outstanding as of both periods	6	6
Additional paid-in capital	46,138	47,064
Retained earnings	2,621	910
Accumulated other comprehensive loss, net of tax	(1,079)	(169)
	65,186	47,811
Less: treasury stock at cost; 151,359 shares for both periods	(1,009)	(1,009)
Total shareholders’ equity	64,177	46,802
Total liabilities and shareholders’ equity	$141,449	$114,437

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
Net premiums earned	$13,325	$8,228	$25,940	$16,400
Net investment income	449	284	827	452
Other income	509	411	1,056	788
Total revenue	14,283	8,923	27,823	17,640

Expenses:
Net losses and loss adjustment expenses	6,859	2,383	11,118	6,014
Amortization of deferred policy acquisition costs	3,617	2,590	6,912	5,112
General and administrative expenses	3,466	2,299	6,487	4,390
Accretion of discount on Series B Preferred Shares	-	91	33	183
Loss on repurchase of Series B Preferred Shares and Performance Shares	-	-	612	-
Total expenses	13,942	7,363	25,162	15,699

Income before income tax expense	341	1,560	2,661	1,941
Income tax expense	206	639	575	774
Net income	$135	$921	$2,086	$1,167

Net earnings (loss) per common share:
Basic	$(0.05)	$0.15	$0.28	$0.20
Diluted	$(0.04)	$0.15	$0.27	$0.20
Weighted average common shares outstanding:
Basic	5,984,766	5,956,766	5,984,766	5,956,766
Diluted	6,115,522	5,956,766	6,104,371	5,956,766

Consolidated Statements of Comprehensive Income (Loss)

Net income	$135	$921	$2,086	$1,167
Unrealized gains (losses) on investments available for sale, net of income taxes	(193)	14	(877)	69
Comprehensive income (loss)	$(58)	$935	$1,209	$1,236

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

($ in thousands, except share amounts)

	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, January 1, 2017	–	–	5,956,766	$6	151,359	$(1,009)	$46,809	$616	$(65)	$46,357
Stock compensation expense	–	–	–	–	–	–	31	–	–	31
Issuance of common stock	–	–	28,000	–	–	–	224	–	–	224
Net income	–	–	–	–	–	–	–	294	–	294
Other comprehensive loss	–	–	–	–	–	–	–	–	(104)	(104)
Balance, December 31, 2017	–	$–	5,984,766	$6	151,359	$(1,009)	$47,064	$910	$(169)	$46,802

Stock compensation expense	–	–	–	–	–	–	135	–	–	135
Issuance of Series A Cumulative Preferred Stock	700,000	17,500	–	–	–	–	(1,007)	–	–	16,493
Repurchase of Performance Shares	–	–	–	–	–	–	(54)	–	–	(54)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	–	–	–	–	–	–	–	33	(33)	–
Dividends declared on Series A Preferred Shares	–	–	–	–	–	–	–	(408)	–	(408)
Net income	–	–	–	–	–	–	–	2,086	–	2,086
Other comprehensive loss	–	–	–	–	–	–	–	–	(877)	(877)
Balance, June 30, 2018 (unaudited)	700,000	$17,500	5,984,766	$6	151,359	$(1,009)	$46,138	$2,621	$(1,079)	$64,177

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Six months ended June 30,
	2018	2017
Cash provided by (used in):
Operating activities:
Net income	$2,086	$1,167
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on Series B Preferred Shares	33	183
Loss on repurchase of Series B Preferred Shares and Performance Shares	612	–
Net deferred income taxes	(22)	138
Stock compensation expense	135	13
Depreciation expense	58	38
Changes in operating assets and liabilities:
Premiums receivable, net	7,839	660
Reinsurance recoverable on paid losses and loss reserves	(2,842)	(6,455)
Amounts held on deposit with reinsured companies	1,488	500
Ceded unearned premiums	(2,625)	787
Deferred policy acquisition costs, net	(1,890)	(1,156)
Loss and loss adjustment expense reserves	329	2,612
Premiums collected in advance	1,570	1,098
Unearned premium reserves	5,464	4,092
Ceded reinsurance premiums payable	3,803	1,075
Current income taxes recoverable	(841)	1,148
Other, net	987	1,806
Net cash provided by operating activities	16,184	7,706

Investing activities:
Purchases of furniture and equipment	(50)	(14)
Purchases of fixed income securities	(21,642)	(15,487)
Proceeds from the sale or maturity of fixed income securities	3,427	2,008
Purchase of equity investments	(650)	(1,162)
Proceeds from the sale of equity securities	500	980
Purchases of other investments	(2,301)	(440)
Net purchases of short-term investments	(847)	(1,263)
Net cash used by investing activities	(21,563)	(15,378)

Financing activities:
Net proceeds from the issuance of Series A Preferred Stock	16,493	–
Repurchase of Series B Preferred Shares and Performance Shares	(3,300)	–
Payment of dividends on preferred shares	(648)	(240)
Payments under capital lease obligations	(46)	–
Net cash provided (used) by financing activities	12,499	(240)

Net increase (decrease) in cash and cash equivalents	7,120	(7,912)
Cash and cash equivalents at beginning of period	23,575	43,045
Cash and cash equivalents at end of period	$30,695	$35,133

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$1,438	–
Non-cash financing activities:
Obligation for the acquisition of vehicles under lease agreements	$184	$–

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

1. Nature of Business

1347 Property Insurance Holdings, Inc. (“PIH”, the “Company”, “we”, or “us”) is an insurance holding company specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to March 31, 2014, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned holding company based in Canada. As of June 30, 2018, KFSI and its affiliates owned approximately 1.3% of our outstanding shares of common stock and warrants and performance shares to acquire approximately an additional 23.9% of our outstanding shares of common stock. In addition, as of June 30, 2018, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 44.1% of our outstanding shares of common stock. On July 24, 2018, the Company entered into a Termination Agreement with Kingsway America, Inc., whereby all remaining performance shares owned by KFSI and its affiliates will have no further rights to any performance share grants that would have otherwise been required to be issued if certain conditions were met (see Note 12 – Related Party Transactions for further information). Furthermore, on July 31, 2018, FGI purchased 75,000 shares of the Company’s common stock from Mendakota Casualty Company, a wholly owned subsidiary of KFSI. Accordingly, as of August 10, 2018, KFSI and its affiliates no longer held any of our outstanding shares, but still held warrants to acquire an approximate 20.0% interest in our outstanding common shares. Furthermore, as of August 10, 2018, FGI beneficially owned approximately 45.4% of our outstanding common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

We have three wholly-owned subsidiaries: Maison Insurance Company, or “Maison”, Maison Managers Inc., or “MMI”, and ClaimCor, LLC, or “ClaimCor”.

Through Maison, we began providing property and casualty insurance to individuals in Louisiana in December 2012. In September 2015, Maison began writing manufactured home policies in the State of Texas on a direct basis. Our current insurance offerings in Louisiana and Texas include homeowners insurance, manufactured home insurance and dwelling fire insurance. We write both full peril property policies as well as wind/hail only exposures and we produce new policies through a network of independent insurance agencies. We refer to the policies we write through independent agencies as voluntary policies. We also wrote commercial business in Texas through a quota share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we had assumed wind/hail only exposures on certain churches and related structures that Brotherhood insures throughout the State of Texas. We discontinued this business effective January 1, 2018.

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

On May 3, 2018, the Louisiana State Legislature sent House Bill No. 333 (“HB 333”) to the Louisiana Governor for executive approval, which was signed by the Governor on May 11, 2018 and became effective as Act No. 131 on August 1, 2018. HB 333 amends the law with respect to the depopulation of policies from LA Citizens. Under current law, LA Citizens is required to offer all of its in-force policies for removal to the voluntary market at least once per year. Current law further requires that LA Citizens offer for depopulation policies with all available geographic and risk characteristics that serve to reduce the exposure of LA Citizens. The amendments under HB 333 allow LA Citizens, with approval of its board of directors, to choose which of its in-force policies to depopulate and not necessarily offer all, or any of its policies for removal to the voluntary market. In July 2018, the Company was notified by LA Citizens of the number of policies which would be available for assumption by all insurers electing to participate in the December 1, 2018 depopulation under the new law. Due to the significant reduction of policies available when compared to those available for assumption in prior years, the Company does not expect to participate in the December 1, 2018 assumption of policies from LA Citizens.

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

On September 29, 2017, Maison received authorization from the FOIR to assume personal lines policies from Florida Citizens Property Insurance Corporation (“FL Citizens”) pursuant to a proposal of depopulation which Maison filed with FL Citizens on August 18, 2017. Accordingly, on December 19, 2017, Maison entered the Florida market via the assumption of approximately 3,500 policies from FL Citizens covering the perils of wind and hail only. As of June 30, 2018, approximately 1,096 of these policies had renewed, becoming direct business for Maison, while approximately 2,083 policies remained under the assumption agreement with FL Citizens.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Other investments include investments in a limited partnership and a limited liability company in which the Company’s interests are deemed minor and therefore, are accounted for under the cost method of accounting which approximates their fair value. Also included in other investments, is an additional investment where the Company is a limited partner in a limited partnership, which we have determined to be a variable interest entity (VIE), in which the Company is not the primary beneficiary. The Company does not have a controlling financial interest in the limited partnership, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 49.5%. Accordingly, the Company has accounted for this investment under the equity method of accounting. See Note 15 for additional information on the Company’s investment in the VIE.

Other investments also include a fixed rate certificate of deposit with an original maturity of 15 months.

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

Rent expense for the Company’s office leases is recognized on a straight-line basis over the term of the lease. Rent expense was $207 and $169 for the six months ended June 30, 2018 and 2017, respectively.

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

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with two major U.S. domestic banking institutions and two regional banks headquartered in the Eastern U.S. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At June 30, 2018, the Company held funds on deposit at these institutions in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

The Company also has risk associated with the lack of geographic diversification due to the fact that Maison exclusively underwrites policies in Louisiana, Texas and Florida. Maison insures personal property located in 63 of the 64 parishes in the State of Louisiana. As of June 30, 2018, these policies are concentrated within these parishes, presented as a percentage of our direct and assumed policies in all states, as follows: Saint Tammany Parish 8.1%, Jefferson Parish 7.3%, and East Baton Rouge Parish 5.3%. No other parish in Louisiana, or county in Texas or Florida, individually has over 5.0% of the policies in force as of June 30, 2018. As of June 30, 2018, Maison writes in 186 of the 254 counties that comprise the State of Texas, and in 28 of the 67 counties that comprise the State of Florida.

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

Recently Issued Accounting Standards

ASU 2016-01: Financial Instruments-Overall:

In January 2016, the FASB issued ASU 2016-01: Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. Most significantly, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income. For public business entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018; however, the Company has elected to delay the adoption of the guidance until its fiscal year beginning January 1, 2019, under its exemption as an emerging growth company under the JOBS Act. ASU 2016-01 will be applied using a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Adoption of ASU 2016-01 is not expected to have a material impact on the Company’s financial position, cash flows, or total comprehensive income, but will impact the Company’s results of operations and earnings per share as changes in fair value will be presented in net income rather than other comprehensive income (loss).

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

ASU 2016-13: Financial Instruments – Credit Losses:

In June 2016, the FASB issued ASU 2016-13: Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to provide financial statement users with more useful information regarding the expected credit losses on financial instruments held as assets. Under current GAAP, financial statement recognition for credit losses on financial instruments was generally delayed until the occurrence of the loss was probable. The amendments of ASU 2016-13 eliminate this probable initial recognition threshold and instead reflect an entity’s current estimate of all expected credit losses. The amendments also broaden the information that an entity must consider in developing its expected credit loss estimates for those assets measured at amortized cost by using forecasted information instead of the current methodology which only considered past events and current conditions. Under ASU 2016-13, credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP; however, the amendments require that credit losses be presented as an allowance against the investment, rather than as a write-down. The amendments also allow the entity to record reversals of credit losses in current period net income, which is prohibited under current GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

4. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on the Company’s investments in fixed income and equity securities at June 30, 2018 and December 31, 2017 is as follows.

As of June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government	$7,492	$1	$(98)	$7,395
State municipalities and political subdivisions	6,153	–	(128)	6,025
Asset-backed securities and collateralized mortgage obligations	28,808	18	(592)	28,234
Corporate	27,161	1	(683)	26,479
Total fixed income securities	69,614	20	(1,501)	68,133
Equity securities:
Common stock	2,602	80	(93)	2,589
Warrants to purchase common stock	81	113	(3)	191
Rights to purchase common stock	49	19	(1)	67
Total equity securities	2,732	212	(97)	2,847
Total fixed income and equity securities	$72,346	$232	$(1,598)	$70,980

As of December 31, 2017
Fixed income securities:
U.S. government	$2,735	$–	$(37)	$2,698
State municipalities and political subdivisions	5,959	3	(55)	5,907
Asset-backed securities and collateralized mortgage obligations	20,084	10	(227)	19,867
Corporate	22,725	44	(119)	22,650
Total fixed income securities	51,503	57	(438)	51,122
Equity securities:
Common stock	2,448	71	(59)	2,460
Warrants to purchase common stock	66	88	–	154
Rights to purchase common stock	68	26	(1)	93
Total equity securities	2,582	185	(60)	2,707
Total fixed income and equity securities	$54,085	$242	$(498)	$53,829

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

The table below summarizes the Company’s fixed income securities at June 30, 2018 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value
One year or less	$3,526	$3,511
More than one to five years	32,914	32,262
More than five to ten years	12,149	11,747
More than ten years	21,025	20,613
Total	$69,614	$68,133

The following table highlights, by loss position and security type, those fixed income and equity securities in unrealized loss positions as of June 30, 2018 and December 31, 2017. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions. There were 352 and 235 fixed income investments that were in unrealized loss positions as of June 30, 2018 and December 31, 2017, respectively. The Company held 11 and 12 equity securities in unrealized loss positions at June 30, 2018 and December 31, 2017, respectively.

	Less than 12 Months		Greater than 12 Months		Total
As of June 30, 2018	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
U.S. government	$6,048	$(77)	$764	$(21)	$6,812	$(98)
State municipalities and political subdivisions	5,025	(97)	1,000	(31)	6,025	(128)
Asset-backed securities and collateralized mortgage obligations	19,505	(400)	4,817	(192)	24,322	(592)
Corporate	25,199	(632)	1,144	(51)	26,343	(683)
Total fixed income securities	55,777	(1,206)	7,725	(295)	63,502	(1,501)
Equity securities:
Common stock	95	(50)	74	(43)	169	(93)
Warrants to purchase common stock	15	(3)	-	-	15	(3)
Rights to purchase common stock	13	(1)	-	-	13	(1)
Total equity securities	123	(54)	74	(43)	197	(97)
Total fixed income and equity securities	$55,900	$(1,260)	$7,799	$(338)	$63,699	$(1,598)

As of December 31, 2017
Fixed income securities:
U.S. government	$1,547	$(22)	$771	$(15)	$2,318	$(37)
State municipalities and political subdivisions	4,267	(35)	732	(20)	4,999	(55)
Asset-backed securities and collateralized mortgage obligations	13,530	(123)	4,503	(104)	18,033	(227)
Corporate	14,690	(92)	1,158	(27)	15,848	(119)
Total fixed income securities	34,034	(272)	7,164	(166)	41,198	(438)
Equity securities:
Common stock	453	(59)	–	–	453	(59)
Warrants to purchase common stock	15	–	–	–	15	–
Rights to purchase common stock	15	(1)	–	–	15	(1)
Total equity securities	483	(60)	–	–	483	(60)
Total fixed income and equity securities	$34,517	$(332)	$7,164	$(166)	$41,681	$(498)

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Under the terms of the certificate of authority granted to Maison by the Texas Department of Insurance, Maison is required to pledge securities totaling approximately $2,000 with the State of Texas. Maison deposited the required securities with the State of Texas on May 13, 2015. These securities consist of various fixed income securities listed in the preceding tables which have an amortized cost basis of $2,000 and estimated fair value of $1,967 as of June 30, 2018.

The Company’s other investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the two entities have drawn down approximately $727 through June 30, 2018. One of these two entities is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016 is wholly owned by KFSI. The Company has accounted for these two investments under the cost method, as the investments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the investments or the underlying privately-owned companies.

Additionally, on June 18, 2018 the Company invested $2,219 in FGI Metrolina Property Income Fund, LP (the “Fund”), which intends to invest in real estate through a real estate investment trust which is wholly owned by the Fund. The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Company, a limited partner of the Fund, does not have a controlling financial interest in the Fund, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 49.5%. Accordingly, the Company has accounted for this investment under the equity method of accounting.

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

Other-than-Temporary Impairment:

The establishment of an other-than-temporary impairment on an investment requires a number of judgments and estimates. The Company performs a quarterly analysis of the individual investments to determine if declines in market value are other-than-temporary. The analysis includes some or all of the following procedures as deemed appropriate by the Company:

●	considering the extent and length of time during which the market value has been below cost;
●	identifying any circumstances which management believes may impact the recoverability of the unrealized loss positions;
●	obtaining a valuation analysis from a third-party investment manager regarding the intrinsic value of these investments based upon their knowledge and experience combined with market-based valuation techniques;
●	reviewing the historical trading volatility and trading range of the investment and certain other similar investments;
●	assessing if declines in market value are other-than-temporary for debt instruments based upon the investment grade credit ratings from third-party credit rating agencies;
●	assessing the timeliness and completeness of principal and interest payments due from the investee; and
●	assessing the Company’s ability and intent to hold these investments until the impairment may be recovered

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

Accordingly, all of the Company’s investments were in good standing and there were no write-downs for other-than-temporary impairments on the Company’s investments for the six months ended June 30, 2018 and 2017.

The Company does not have any exposure to subprime mortgage-backed investments. Net investment income for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment income:
Interest on fixed income securities	$401	$185	$736	$317
Interest on cash and cash equivalents	32	49	61	96
Realized gains upon sale of securities	44	64	80	64
Gross investment income	477	298	877	477
Investment expenses	(28)	(14)	(50)	(25)
Net investment income	$449	$284	$827	$452

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

Under the Company’s per-risk treaties, reinsurance recoveries are received for up to $1,600 in excess of a retention of $400 for each loss occurring during the treaty year beginning June 1, 2017 and ending May 31, 2018. Effective June 1, 2018, the Company amended its per-risk treaty such that recoveries are received for up to $1,400 in excess of a retention of $600 for each loss occurring on June 1, 2018 or thereafter. The Company estimates that the total cost of its per-risk treaty will be approximately $300 for the 2018-2019 treaty-year, unchanged from the cost of the prior treaty-year. The Company also buys facultative per-risk reinsurance for exposures over $2,000.

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

For the treaty year beginning June 1, 2018, the Company’s excess of loss treaty covers losses of up to $252,000 in excess of a retention of $10,000 per occurrence. Each layer of the traditional catastrophe excess of loss contracts includes one reinstatement. We have purchased reinstatement premium protection contracts to fully indemnify us against the potential cost of reinstatement premiums. We have also obtained coverage that reduces our retention in multiple event scenarios through the purchase of three subsequent event contracts. The first subsequent event contract has an occurrence limit of $6,000, an occurrence retention of $4,000, and is subject to an otherwise recoverable amount of $6,000. The second subsequent event contract has an occurrence limit of $3,000, an occurrence retention of $1,000, and is subject to an otherwise recoverable amount of $6,000. Both of these subsequent event contracts include one prepaid reinstatement. The third subsequent event contract provides $10,000 of additional reinstatement limit for first layer of the catastrophe program and attaches after the first reinstatement has been completely exhausted. Furthermore, for the Florida Hurricane Catastrophe Fund Reimbursement Contracts effective June 1, 2018, the Company has elected 45% coverage on its Florida exposures.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

The Company estimates that the total cost of its excess of loss reinsurance program, inclusive of brokerage fees, will be approximately $33,900 for the 2018-2019 treaty-year. Comparatively, the total cost for the Company’s 2017-2018 treaty-year reinsurance program, which expired on May 31, 2018 was approximately $24,800. The estimated cost and amounts of the 2018-2019 reinsurance program are based on our current analysis of Maison’s exposure to catastrophic risk and will ultimately be determined based upon the exposures we insure as of September 30, 2018.

In June 2015, we began writing business through a quota-share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we acted as a reinsurer and had assumed wind/hail only exposures on certain churches and related structures that Brotherhood insures throughout the State of Texas. Our quota-share percentage varied from 25%-100% of the wind/hail premium written by Brotherhood, dependent upon the geographic location (coastal areas versus non-coastal areas) within the State of Texas. For the six months ended June 30, 2017, we had written $896 in assumed premiums through our agreement with Brotherhood. Effective January 1, 2018, we terminated our quota-share agreement with Brotherhood, as a result of our evaluation of the risk-adjusted returns on this portion of our business.

On December 1, 2016, we participated in TWIA’s inaugural depopulation program whereby Maison assumed personal lines policies for wind and hail only exposures along the Gulf Coast area of Texas. The depopulation program was structured such that Maison reinsures TWIA under a 100% quota share agreement. For the six months ended June 30, 2017, we had written $1,302 in assumed premiums through the TWIA quota share agreement compared to $(3) for the six months ended June 30, 2018, as we did not participate in the December 1, 2017 TWIA depopulation.

On September 29, 2017, Maison received authorization from the FOIR to assume personal lines policies from Florida Citizens Property Insurance Corporation (“FL Citizens”) pursuant to a proposal of depopulation which Maison filed with FL Citizens on August 18, 2017. Accordingly, on December 19, 2017, Maison entered the Florida market via the assumption of approximately 3,500 policies from FL Citizens covering the perils of wind and hail only. Pursuant to the assumption agreement, policies having an expiration date of March 31, 2018 or earlier would renew to FL Citizens, and would remain a policy assumed by Maison and subject to the assumption agreement, whereas those policies expiring after March 31, 2018 would renew to Maison on a direct basis. As of June 30, 2018, approximately 1,096 of these policies had renewed, becoming direct business for Maison, while approximately 2,083 policies remained under the assumption agreement with FL Citizens.

The impact of reinsurance treaties on the Company’s financial statements is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Premium written:
Direct	$27,736	$17,469	$44,524	$29,456
Assumed*	(60)	1,351	(228)	2,198
Ceded	(9,433)	(4,499)	(15,518)	(10,375)
Net premium written	$18,243	$14,321	$28,778	$21,279

Premium earned:
Direct	$18,301	$13,289	$34,845	$25,959
Assumed	1,786	755	3,988	1,603
Ceded	(6,762)	(5,816)	(12,893)	(11,162)
Net premium earned	$13,325	$8,228	$25,940	$16,400

Losses and LAE incurred:
Direct	$13,176	$6,015	$18,690	$10,846
Assumed	170	2,449	(131)	3,203
Ceded	(6,487)	(6,081)	(7,441)	(8,035)
Net losses and LAE incurred	$6,859	$2,383	$11,118	$6,014

*Assumed premium written consists of premiums written through our depopulation of policies through FL Citizens, TWIA, and our former quota share agreement with Brotherhood. Although we also assume premium through the depopulation of policies from LA Citizens, this premium has been included in direct premium and losses in the table above pursuant to guidance issued by the LDI, requiring that insurance companies report premium written and earned, as well as losses incurred, through the depopulation of policies from LA Citizens as direct premium and losses for statutory accounting purposes. Assumed premiums written for the three and six months ended June 30, 2018 were negative due to the net cancellation of policies we assumed from FL Citizens on December 19, 2017, as policyholders may opt-out of the assumption process, combined with the fact that we cancelled our quota-share agreement with Brotherhood effective January 1, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

On May 3, 2018 the Louisiana State Legislature sent House Bill No. 333 (“HB 333”) to the Louisiana Governor for executive approval, which was signed by the Governor on May 11, 2018 and became effective as Act No. 131 on August 1, 2018. HB 333 amends the law with respect to the depopulation of policies from LA Citizens. Under current law, LA Citizens is required to offer all of its in-force policies for removal to the voluntary market at least once per year. Current law further requires that LA Citizens offer for depopulation policies with all available geographic and risk characteristics that serve to reduce the exposure of LA Citizens. The amendments under HB 333 allow LA Citizens, with approval of its board of directors, to choose which of its in-force policies to depopulate and not necessarily offer all, or any of its policies for removal to the voluntary market. In July 2018, the Company was notified by LA Citizens of the number of policies which would be available for assumption by all insurers electing to participate in the December 1, 2018 depopulation under the new law. Due to the significant reduction of policies available when compared to those available for assumption in prior years, the Company does not expect to participate in the December 1, 2018 assumption of policies from LA Citizens.

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

DPAC as well as the related amortization expense associated with DPAC for the three and six months ended June 30, 2018 and 2017, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Balance, beginning of period, net	$6,766	$4,426	$6,785	$4,389
Additions	5,526	3,709	8,802	6,268
Amortization	(3,617)	(2,590)	(6,912)	(5,112)
Balance, June 30, net	$8,675	$5,545	$8,675	$5,545

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

The Company’s evaluation of the adequacy of loss and LAE reserves includes a re-estimation of the liability for loss and LAE reserves relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision, net of amounts recoverable from reinsurers, for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Balance, beginning of period, gross of reinsurance	11,454	$7,813	$13,488	$6,971
Less reinsurance recoverable on loss and LAE expense reserves	(6,136)	(4,469)	(8,971)	(3,652)
Balance, beginning of period, net of reinsurance	5,318	3,344	4,517	3,319
Incurred related to:
Current year	8,094	3,276	12,917	7,236
Prior years	(1,235)	(893)	(1,799)	(1,222)
Paid related to:
Current year	(4,903)	(2,129)	(7,335)	(4,814)
Prior years	(324)	(27)	(1,350)	(948)
Balance, June 30, net of reinsurance	6,950	3,571	6,950	3,571
Plus reinsurance recoverable related to loss and LAE expense reserves	6,867	6,012	6,867	6,012
Balance, June 30, gross of reinsurance	$13,817	$9,583	$13,817	$9,583

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

8. Income Taxes

Actual income tax expense for the three and six months ended June 30, 2018 and 2017 varies from the amount that would result by applying the applicable statutory federal income tax rate to income before income taxes as summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income tax expense at statutory income tax rate	$72	$530	$559	$660
State income tax (net of federal tax benefit)	127	107	4	109
Other	7	2	12	5
Income tax expense	$206	$639	$575	$774

The Company carries a net deferred income tax asset of $325 and $70 at June 30, 2018 and December 31, 2017, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income. Significant components of the Company’s net deferred tax assets are as follows:

	June 30, 2018	December 31, 2017
Deferred income tax assets:
Loss and loss adjustment expense reserves	$43	$28
Unearned premium reserves	1,737	1,576
Investments	271	38
Share-based compensation	270	229
Other	356	202
Deferred income tax assets	$2,677	$2,073

Deferred income tax liabilities:
Deferred policy acquisition costs	$1,822	$1,425
State deferred taxes	487	543
Other	43	35
Deferred income tax liabilities	$2,352	$2,003

Net deferred income tax assets	$325	$70

The Company’s net deferred tax assets were impacted by the passage of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the corporate federal income tax rate from 35% to 21% and required us to reduce the value of our net deferred tax assets to reflect this new rate, effective for both periods presented in the table above. Realization of net deferred tax assets is dependent on generating sufficient taxable income in future periods.

As of June 30, 2018, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

9. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic:
Net income (in thousands)	$135	$921	$2,086	$1,167
Less: dividends issued on Series A Preferred Shares	408	–	408	–
Income (loss) available to common shareholders	(273)	921	1,678	1,167
Weighted average common shares outstanding	5,984,766	5,956,766	5,984,766	5,956,766
Earnings (loss) per common share	$(0.05)	$0.15	$0.28	$0.20

Diluted:
Weighted average common shares outstanding	6,115,522	5,956,766	6,104,371	5,956,766
Diluted earnings (loss) per common share	$(0.04)	$0.15	$0.27	$0.20

The following potentially dilutive securities outstanding as of June 30, 2018 and 2017 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of June 30,
	2018	2017
Options to purchase common stock	177,456	177,456
Warrants to purchase common stock	1,906,875	1,906,875
Restricted stock units	20,500	20,500
Performance shares(1)	375,000	475,000
	2,479,831	2,579,831

(1) On July 24, 2018, the Company entered into a Termination Agreement whereby the 375,000 performance shares owned by KFSI and its affiliates were cancelled (see Note 12 – Related Party Transactions for further information).

10. Options, Warrants, and Restricted Stock Units

The Company has established an equity incentive plan for employees and directors of the Company (the “2014 Plan”). The purpose of the Plan was to create incentives designed to motivate recipients to contribute toward the Company’s growth and success, and also to attract and retain persons of outstanding competence, and provide such persons with an opportunity to acquire an equity interest in the Company.

The Plan allowed for the issuance of non-qualified stock options, restricted stock, restricted stock units (“RSUs”), performance shares, performance cash awards, and other stock-based awards and provided for the issuance of 354,912 shares of common stock. On May 31, 2018, the 2014 Plan was terminated, with the adoption of the 2018 Plan, as discussed below.

On May 31, 2018, our shareholders approved the 1347 Property Insurance Holdings, Inc., 2018 Equity Incentive Plan (the “2018 Plan”). The purpose of the 2018 Plan is to attract and retain directors, consultants, and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2018 Plan will be administered by the Compensation and Management Resources Committee of the Board, and will have a term of ten years. The 2018 Plan allows for the issuance of both incentive stock options and non-qualified stock options, stock appreciation rights, RSUs, and other stock-based, as well as cash-based awards, and provides for a maximum of 300,000 shares available for issuance.

There were no grants, exercises, or cancellations of the Company’s stock options for the six months ended June 30, 2018. A total of 21,296 stock options vested during the six months ended June 30, 2018, 19,596 of which were granted on March 31, 2014 and have a weighted average exercise price of $8.00 per share, and 1,700 of which were granted on April 4, 2014 and have a weighted average exercise price of $8.69 per share. The following table summarizes the Company’s stock options outstanding as of June 30, 2018.

Stock Options Outstanding as of June 30, 2018 (issued pursuant to the 2014 Plan)
Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
03/31/2014	8.00	03/31/2019	0.75	163,301	163,301
04/04/2014	8.69	04/04/2019	0.76	14,155	14,155
			Total	177,456	177,456

On May 29, 2015, the Company’s Board of Directors granted RSUs to certain of its executive officers under the 2014 Equity Incentive Plan. Each RSU granted entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest as follows: (i) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $10.00 per share and; (ii) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $12.00 per share. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

In connection with the Company’s appointment of Dan Case as Chief Operating Officer effective May 23, 2017, we entered into an offer letter with Mr. Case, which provided Mr. Case with the opportunity to purchase up to 68,027 shares of the Company’s common stock on the open market or in direct purchases from the Company through June 15, 2018. At the end of the purchase period, the Company agreed to match any such shares purchased by Mr. Case with a grant of RSUs of the Company equal to two RSUs for each share purchased by Mr. Case. Any shares purchased directly from the Company were agreed to be made at a price equal to the closing price of the Company’s common stock on the prior trading day, but at a price not less than the Company’s latest quarter end published book value per share. This arrangement was entered into outside of either the 2014 or 2018 Plan, and was approved by the Compensation Committee of the Board of Directors as an inducement material to Mr. Case entering into employment with the Company in reliance on Nasdaq listing rule 5635(c)(4). Through the purchase period, Mr. Case had purchased 68,027 shares of the Company’s common stock pursuant to this arrangement, 28,000 of which shares were purchased directly from the Company at a purchase price of $8.00 per share on September 14, 2017. Accordingly, on June 15, 2018, the Company granted 136,054 RSUs to Mr. Case pursuant to the agreement. The RSUs will vest 20% per year over five years following the date granted, subject to continued employment through such vesting date. The fair value of the RSUs on grant date was estimated to be $1,034, which the Company will charge to compensation expense over the period in which the RSUs vest.

On May 31, 2017, the Compensation Committee of the Company’s Board of Directors approved a share matching arrangement for certain purchases of common stock made by the Company’s executive officers and directors. During the period beginning on May 31, 2017 and ending on November 30, 2017, each of the Company’s executive officers and directors had the opportunity to purchase the Company’s common stock through the open market, independently, and without assistance from the Company. At the end of the purchase period, the Company agreed to match any such shares purchased by the Company’s executive officers and directors with a grant of RSUs of the Company equal to two RSUs for each share purchased. Accordingly, on December 15, 2017, the Committee granted a total of 108,330 RSUs as follows; 40,000, 32,000 and 3,000 RSUs to our executive officers, Messrs. Raucy, Hill and Stroud, respectively, as well as 6,666 RSUs to each of our then-serving directors Swets Jr., Cerminara, Horowitz, Johnson and Wong. Each RSU entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU, which will vest 20% per year over a period of five years following the date granted, subject to each officer’s continued employment with the Company, or each director’s continued service on the Board. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. The Board of Directors may, in its discretion, accelerate vesting in the event of early retirement. Similarly, should a director make himself available and consent to be nominated by the Company for continued service but is not nominated by the Board for election by the shareholders, other than for good reason as determined by the Board in its discretion, then such director’s RSU grant will vest in full as of his last date of service as a director with the Company. Accordingly, since Mr. Horowitz’s term as a director did not continue following the Company’s annual meeting of shareholders held on May 31, 2018, Mr. Horowitz’ 6,666 RSUs shares vested in full on May 31, 2018. Directors are required to maintain ownership of the shares purchased through the full five-year vesting period, except as set forth above.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

The following table summarizes RSU activity for the three and six months ended June 30, 2018.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2017	128,830	$6.27
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested units, March 31, 2018	128,830	$6.27

Granted	136,054	$7.60
Vested	(6,666)	7.20
Forfeited	–	–
Non-vested units, June 30, 2018	258,218	$6.95

Total stock based compensation expense for the six months ended June 30, 2018 and 2017 was $135 and $13, respectively. As of June 30, 2018, total unrecognized stock compensation expense of $1,678 remains, which will be recognized through June 30, 2023.

There were no grants, exercises, or cancellations of the Company’s common stock warrants for the three and six months ended June 30, 2018. The following table summarizes the Company’s warrants outstanding as of June 30, 2018.

Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding and Exercisable
03/31/2014	9.60	03/31/2019	0.75	312,500
03/31/2014	10.00	03/31/2019	0.75	94,375
02/24/2015	15.00	02/24/2022	3.66	1,500,000
			Total	1,906,875

11. Shareholders’ Equity

Sale of Common Stock to Chief Operating Officer

On September 14, 2017, the Company sold 28,000 shares of its common stock to our Chief Operating Officer, Dan Case, at a sale price of $8.00 per share, as previously discussed in Note 10.

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 shares of the Preferred Stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share. Also, on March 26, 2018, we issued an additional 60,000 shares of Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018 when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Preferred Stock was on June 1, 2018. On June 15, 2018, the Company made its initial dividend payment to holders of record of Preferred Stock on June 1, 2018, in the amount of $408. Also, on August 14, 2018, the Board declared a dividend payable to holders of record of Preferred Stock as of September 1, 2018. The dividend, in the amount of $350, will be paid on September 17, 2018. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Preferred Stock per year.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Trading of the shares commenced on March 22, 2018 on the Nasdaq Stock Market under the symbol “PIHPP”. Net proceeds received by the Company were approximately $16,500. The Company used $1,500 of the net proceeds to repurchase 60,000 shares of its Series B Preferred Stock from IWS Acquisition Corporation, as discussed under Note 12 – Related Party Transactions, with the remainder of the proceeds to be used to support organic growth, including spending for business development, sales and marketing and working capital, and for future potential acquisition opportunities.

A fund managed by Fundamental Global Investors, LLC, one of the Company’s significant shareholders, purchased an aggregate of 34,620 shares of the Series A Preferred Stock in the Company’s public offering of the shares, at the public offering price of $25.00 per share, including 31,680 shares purchased for a total of approximately $792 on February 28, 2018, the closing date of the offering, and 2,940 shares purchased for a total of approximately $74 on March 26, 2018 in connection with the underwriters’ exercise of their over-allotment option. In addition, CWA Asset Management Group, LLC, of which 50% is owned by Fundamental Global Investors, LLC, holds 56,846 shares of the Series A Preferred Stock for customer accounts (including 44 shares of the Series A Preferred Stock held by Mr. Cerminara in a joint account with his spouse) purchased at the public offering price in connection with the underwriters’ exercise of their over-allotment option. No discounts or commissions were paid to the underwriters on the purchase of these shares.

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

Performance Share Grant Agreement

On March 26, 2014, the Company entered into a Performance Share Grant Agreement (“PSGA”) with Kingsway America, Inc. (“KAI”, a wholly owned subsidiary of KFSI), whereby KAI was entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones regarding the Company’s stock price. Pursuant to the terms of the PSGA, if at any time the last sales price of the Company’s common stock equaled or exceeded: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI would have received 125,000 shares of the Company’s common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI would have received 125,000 shares of the Company’s common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI would have received 125,000 shares of the Company’s common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). As of June 30, 2018, the Company had not issued any shares under the PSGA.

On July 24, 2018, the Company entered into a Termination Agreement with KAI. Pursuant to the Termination Agreement, KAI agreed to terminate the PSGA in exchange for the payment by the Company to KAI of $1.0 million. As a result of the Termination Agreement, KAI will have no further rights to any of the performance share grants contemplated by the PSGA. Mr. Larry G. Swets, Jr., who is a director of the Company, serves as Chief Executive Officer and a director of KFSI.

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

Subsequent to the issuance of the Series B Preferred Shares, 1347 Advisors transferred 60,000 of its 120,000 Series B Preferred Shares to IWS Acquisition Corporation, an affiliate of KFSI. On January 2, 2018, the Company entered into a Stock Purchase Agreement with 1347 Advisors and IWS Acquisition Corporation, pursuant to which the Company repurchased 60,000 Series B Preferred Shares from 1347 Advisors for an aggregate purchase price of $1,740, representing (i) the par value of the Series B Preferred Shares, or $1,500; and (ii) declared and unpaid dividends with respect to the dividend payment due on February 23, 2018, or $240. Also in connection with the Stock Purchase Agreement, the Performance Shares Grant Agreement, dated February 24, 2015, between the Company and 1347 Advisors was terminated. In connection with the termination, the Company made a cash payment of $300 to 1347 Advisors. Upon termination of the MSA Agreement, the Company recorded an increase of approximately $54 to additional paid in capital, representing the estimated fair value of the Performance Share Grant Agreement on the grant date. Upon the termination of the Performance Share Grant Agreement, we compared the amount previously recorded in additional paid in capital to the amount paid to terminate the agreement, resulting in a reversal of the $54 originally recorded to additional paid in capital as well as a charge of $246 recorded to “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the six months ended June 30, 2018.

Pursuant to the Stock Purchase Agreement, the Company also agreed to repurchase the remaining 60,000 Series B Preferred Shares from IWS Acquisition Corporation for an aggregate purchase price of $1,500, upon the completion of a capital raise resulting in the Company receiving net proceeds in excess of $5,000. On February 28, 2018, the Company purchased the remaining 60,000 Series B Preferred Shares from IWS Acquisition Corporation for $1,500 with the proceeds from the offering of the Company’s 8.00% Cumulative Preferred Stock, Series A (the “Preferred Stock”) offering (discussed under Note 11 – Shareholders’ Equity).

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the shares had a mandatory redemption date of February 24, 2020, applicable guidance required that we classify the shares as a liability on our consolidated balance sheet, rather than recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 redemption amount plus dividends expected to be paid on the shares while outstanding, discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $0 and $91 was charged to operations for the three months ended June 30, 2018 and 2017, respectively. Upon our repurchase of the Series B Preferred Shares in both January and February 2018, we compared the amortized carrying amount of the liability to the amount paid to repurchase the shares, resulting in a charge of $366 to “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the six months ended June 30, 2018.

Investment in Limited Liability Company and Limited Partnerships

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $292 as of June 30, 2018. The managing member of Argo, Mr. John T. Fitzgerald, was also appointed to KFSI’s board of directors on April 21, 2016.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Also, on June 18, 2018, the Company invested $2,219 as a limited partner in Metrolina Property Income Fund, LP (the “Fund”). The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Fund’s investment program is managed by FGI Funds Management LLC, an affiliate of FGI, which with its affiliates is the largest shareholder of the Company. As of June 30, 2018, the Company’s investment represents a 49.5% ownership stake in the Fund.

13. Accumulated Other Comprehensive Income (Loss)

The table below details the change in the balance of each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Unrealized gains (losses) on available-for-sale securities:
Balance, beginning of period	$(886)	$(10)	$(169)	$(65)
Other comprehensive income (loss) before reclassifications	(278)	64	(1,139)	147
Amounts reclassified from accumulated other comprehensive loss	34	(42)	63	(42)
Income tax expense (benefit)	51	(8)	199	(36)
Net current-period other comprehensive (loss) income	(193)	14	(877)	69
Reclassification of certain effects from accumulated other comprehensive loss	–	–	(33)	–
Balance, June 30	$(1,079)	$4	$(1,079)	$4

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

The FASB has issued guidance that defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.

●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly, for substantially the full-term of the financial instrument.

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the measurement of fair value.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Financial instruments measured at fair value as of June 30, 2018 and December 31, 2017 in accordance with this guidance are as follows.

June 30, 2018	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. government	$–	$7,395	$–	$7,395
State municipalities and political subdivisions	–	6,025	–	6,025
Asset-backed securities and collateralized mortgage obligations	–	28,234	–	28,234
Corporate	–	26,479	–	26,479
Total fixed income securities	$–	$68,133	$–	$68,133

Equity securities:
Common stock	2,589	–	–	2,589
Warrants to purchase common stock	191	–	–	191
Rights to purchase common stock	67	–	–	67
Total equity securities	$2,847	$–	$–	$2,847

Total fixed income and equity securities	$2,847	$68,133	$–	$70,980

December 31, 2017
Fixed income securities:
U.S. government	$–	$2,698	$–	$2,698
State municipalities and political subdivisions	–	5,907	–	5,907
Asset-backed securities and collateralized mortgage obligations	–	19,867	–	19,867
Corporate	–	22,650	–	22,650
Total fixed income securities	$–	$51,122	$–	$51,122

Equity securities:
Common stock	2,460	–	–	2,460
Warrants to purchase common stock	154	–	–	154
Rights to purchase common stock	93	–	–	93
Total equity securities	$2,707	$–	$–	$2,707

Total fixed income and equity securities	$2,707	$51,122	$–	$53,829

15. Variable Interest Entity

On June 18, 2018 the Company invested $2,219 in FGI Metrolina Property Income Fund, LP (the “Fund”), which intends to invest in real estate through a real estate investment trust which is wholly owned by the Fund. Upon analysis of the Fund’s capital structure, related contractual relationships and terms, nature of the Fund’s operations and purpose, as well as our involvement with the entity, we have determined that the Fund represents a variable interest entity (VIE) investment of the Company. Applicable guidance requires us to consolidate those VIEs where we are determined to be the primary beneficiary. The primary beneficiary is the entity that has both 1) the power to direct the activities of the VIE which most significantly affect the VIE’s economic performance; and 2) the obligation to absorb losses or the right to receive the benefits that could be potentially significant to the VIE. The Company’s investment in the Fund is that of a limited partner with a 49.5% ownership interest. As limited partners in the Fund do not have the authority to direct the operations of the Fund, we have determined we are not the primary beneficiary of the VIE, and, accordingly, have accounted for this investment under the equity method of accounting.

As of June 30, 2018 and December 31, 2017, the total assets of the Fund were $4,481 and $0, respectively. Our maximum exposure to loss associated with our investment in the Fund was $2,219 and $0 as of June 30, 2018 and December 31, 2017, respectively. The Company’s maximum exposure to loss associated with the Fund is limited to our investment as we are under no further obligation to send additional capital, or cover losses of the Fund beyond that of our initial investment. Our investment of $2,219 and $0 is reflected on our balance sheet under the heading “Other investments” as of June 30, 2018 and December 31, 2017, respectively. Although it is not the Company’s intent, should the Company’s ownership percentage in the Fund go over 50% of the total ownership interest in the Fund, we will be required to consolidate the Fund’s financial statements with our results in future periods as we would be deemed to have a controlling interest in the Fund.

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

Statutory Surplus and Capital Requirements

In order to retain its certificates of authority in Louisiana and Florida, Maison is required to maintain a minimum capital surplus of $5,000 and $35,000, respectively. As of June 30, 2018, Maison’s capital surplus was $39,026.

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

States routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of June 30, 2018, Maison held certificates of deposit with an estimated fair value of approximately $100 and $300 as a deposit with the LDI and FOIR, respectively. Maison also held cash investment securities with an estimated fair value of approximately $1,967 as a deposit with the TDI.

Surplus Notes

PIH, as the parent company of Maison, is subject to the insurance holding company laws of the State of Louisiana, which, among other things, regulate the terms of surplus notes issued by insurers to their parent company. As of June 30, 2018, Maison’s capital includes five surplus notes issued to PIH in the amount of $10,100, all of which were approved by the LDI prior to their issuance. Notes accrue interest at 10% per annum. Interest payments on the notes are due annually, and are also subject to prior approval by the LDI. The Company’s surplus notes, as of June 30, 2018, are as follows.

Date of Issuance	Maturity Date	Principal Amount
December 21, 2015	December 21, 2019	850
September 29, 2016	September 29, 2018	3,450
November 14, 2016	November 14, 2018	550
September 28, 2017	September 28, 2019	2,950
December 28, 2017	December 28, 2019	2,300
		$10,100

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

17. Commercial Line of Credit Facility

On April 23, 2018, the Company and MMI (collectively, the “Borrowers”) executed a Commercial Business Loan Agreement and related Promissory Note (collectively, the “Loan Agreement”) with Hancock Bank, a trade name for Whitney Bank (the “Lender”). The Loan Agreement provides for a revolving line of credit of $5,000. The line of credit will expire on April 19, 2019, or such earlier date on which the line of credit shall have been terminated in accordance with the provisions of the Loan Agreement. Proceeds of borrowings under the Loan Agreement may be used to support working capital. The line of credit is secured by all accounts, equipment and general intangibles of the Borrowers, and all proceeds thereof.

Borrowings under the Loan Agreement will bear interest at a rate per annum equal to one-month LIBOR plus a margin of 3.00%. The line of credit is to be repaid in monthly payments of interest only, with all principal and interest to be payable in full at maturity. The Loan Agreement contains certain restrictive covenants customary for transactions of this type (subject to negotiated exceptions and baskets), including restrictions on liens, indebtedness, loans and guarantees, acquisitions and mergers, sales of assets, and stock repurchases. In addition, during the term of the Loan Agreement, the Borrowers are required to maintain (a) a maximum Premium/Surplus Ratio of Maison Insurance Company of 3.00 to 1.00, and (b) a minimum Demotech rating of Maison Insurance Company of “A” at all times.

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

As of June 30, 2018, the Company has not borrowed any funds under the Loan Agreement.

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

As of June 30, 2018, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, Tampa, Florida, and Dallas, Texas.

Year ending June 30,
2019	$445
2020	255
2021	103
2022 and thereafter	–
$803

Capital Lease Commitments:

In March 2018, we entered into a master agreement to lease vehicles for the use of our sales representatives in Louisiana, Texas and Florida, which have been recorded as capital leases having a carrying value of approximately $164, which are reflected in “Property and equipment” in the Company’s balance sheet as of June 30, 2018. Future minimum lease payments, together with the present value of the net minimum lease payments as of June 30, 2018, are presented in the following table.

Year ending June 30,
2019	$57
2020	57
2021	53
Total minimum lease payments	167
Less: amount representing estimated executory costs included in total minimum lease payments	–
Net minimum lease payments	167
Less: amount representing interest	29
Present value of minimum lease payments	$138

The present value of the minimum lease payments of $138 has been recorded as a liability on the Company’s balance sheet, included in “Accounts payable and other accrued expenses” as of June 30, 2018.

19. Subsequent Events

See Note 12 – Related Party Transactions regarding the Termination Agreement with Kingsway America, Inc., which was entered into on July 24, 2018.

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

Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, (ii) delayed application of newly adopted or revised accounting standards, (iii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iv) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (not in thousands, as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering (December 31, 2019), (iii) the date on which we have, during the previous three-year period, issued more than $1 billion (not in thousands) in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Overview

We are an insurance holding company specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. These markets are characterized as regions where larger, national insurers have reduced their market share in favor of other, less catastrophe-exposed markets. These markets are also characterized by state-administered residual insurers controlling large market shares. These unique markets can trace their roots to Hurricane Andrew, after which larger national carriers limited their capital allocation and approaches to property risk aggregation. These trends accelerated again after back to back exceptionally active hurricane seasons in 2004 and 2005. However, the decade following Hurricane Katrina in 2005 had relatively few losses arising from tropical storm activity, which led to declines in reinsurance pricing and increases in its availability. We were incorporated on October 2, 2012 in the State of Delaware to take advantage of these favorable dynamics where premium could be acquired relatively more quickly and under less competitive pressure than in other property insurance markets and reinsurance, a significant expense for primary insurers, was declining from record high levels. We execute on this opportunity via a management team with expertise in the critical facets of our business: underwriting, claims, reinsurance, and operations. Within our three-state market, we seek to sell our products in territories with the highest rate per exposure and the least complexity in terms of risk. Further, we seek to leverage our increasingly geographically diverse insurance portfolio to gain efficiencies with respect to reinsurance. As of June 30, 2018, we covered risks on approximately 57,000 policies, an increase of over 46% from one year prior.

On November 19, 2013, we changed our legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc., and on March 31, 2014, we completed an initial public offering of our common stock. Prior to March 31, 2014, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned holding company based in Canada. As of June 30, 2018, KFSI and its affiliates owned approximately 1.3% of our outstanding shares of common stock and warrants and performance shares to acquire approximately an additional 23.9% of our outstanding shares of common stock. In addition, as of June 30, 2018, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 44.1% of our outstanding shares of common stock. On July 24, 2018, the Company entered into a Termination Agreement with Kingsway America, Inc., pursuant to which KFSI and its affiliates will have no further rights to any performance share grants that would have otherwise been required to be issued if certain conditions were met (see Related Party Transactions below for further information). Also, on July 31, 2018, FGI purchased 75,000 shares of the Company’s common stock from Mendakota Casualty Company, a wholly owned subsidiary of KFSI. Accordingly, as of August 10, 2018, KFSI and its affiliates no longer held any of our outstanding shares, but still held warrants to acquire an approximate 20.0% interest in our outstanding common shares. Furthermore, as of August 10, 2018, FGI beneficially owned approximately 45.4% of our outstanding common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

We have three wholly-owned subsidiaries: Maison Insurance Company, or “Maison”, Maison Managers Inc., or “MMI”, and ClaimCor, LLC, or “ClaimCor”.

Through Maison, we began providing property and casualty insurance to individuals in Louisiana in December 2012. In September 2015, Maison began writing manufactured home policies in the State of Texas on a direct basis. Our current insurance offerings in Louisiana and Texas include homeowners insurance, manufactured home insurance and dwelling fire insurance. We write both full peril property policies as well as wind/hail only exposures and we produce new policies through a network of independent insurance agencies. We refer to the policies we write through independent agencies as voluntary policies. We also wrote commercial business in Texas through a quota share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we had assumed wind/hail only exposures on certain churches and related structures that Brotherhood insures throughout the State of Texas. We discontinued this business effective January 1, 2018 as a result of our evaluation of the risk adjusted returns on this portion of our business.

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

On May 3, 2018, the Louisiana State Legislature sent House Bill No. 333 (“HB 333”) to the Louisiana Governor for executive approval, which was signed by the Governor on May 11, 2018 and became effective as Act No. 131 on August 1, 2018. HB 333 amends the law with respect to the depopulation of policies from LA Citizens. Under current law, LA Citizens is required to offer all of its in-force policies for removal to the voluntary market at least once per year. Current law further requires that LA Citizens offer for depopulation policies with all available geographic and risk characteristics that serve to reduce the exposure of LA Citizens. The amendments under HB 333 allow LA Citizens, with approval of its board of directors, to choose which of its in-force policies to depopulate and not necessarily offer all, or any of its policies for removal to the voluntary market. In July 2018, the Company was notified by LA Citizens of the number of policies which would be available for assumption by all insurers electing to participate in the December 1, 2018 depopulation under the new law. Due to the significant reduction of policies available when compared to those available for assumption in prior years, the Company does not expect to participate in the December 1, 2018 assumption of policies from LA Citizens.

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

On September 29, 2017, Maison received authorization from the FOIR to assume personal lines policies from Florida Citizens Property Insurance Corporation (“FL Citizens”) pursuant to a proposal of depopulation which Maison filed with FL Citizens on August 18, 2017. Accordingly, on December 19, 2017, Maison entered the Florida market via the assumption of approximately 3,500 policies from FL Citizens covering the perils of wind and hail only. As of June 30, 2018, approximately 1,096 of these policies had renewed, becoming direct business for Maison, while approximately 2,083 policies remained under the assumption agreement with FL Citizens.

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

The Company will continue to evaluate its existing book of business with an emphasis on risk-adjusted returns and rate adequacy. Accordingly, we have terminated our quota-share agreement with Brotherhood effective January 1, 2018 as a result of our evaluation of the risk-adjusted returns on this portion of our business.

Our Products

As of June 30, 2018, we covered risks under approximately 57,000 direct and assumed policies. Of these policies, approximately 56% of our policies are homeowner multi-peril, approximately 10% are manufactured home multi-peril policies, approximately 30% are wind/hail only policies, approximately 3% are multi-peril dwelling policies, and approximately 1% are dwelling fire policies.

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

Our direct in-force policy counts as well as assumed policies as of June 30, 2018 and December 31, 2017 were as follows:

	Policies in-force as of
Source of Policies	June 30, 2018	December 31, 2017

Homeowners	31,440	23,283
Manufactured Homes	5,582	4,975
Other Dwellings	5,732	5,187
Total Voluntary Policies	42,754	33,445

Assumed through LA Citizens Depopulation Program	10,521	12,002
Assumed through FL Citizens Depopulation Program	3,179	3,444
Assumed through Brotherhood Quota-Share Agreement	–	1,035
Assumed through TWIA Quota-Share Agreement	618	745
Total Assumed Policies	14,318	17,226

Total all Policies	57,072	50,671

On May 3, 2018, the Louisiana State Legislature sent House Bill No. 333 (“HB 333”) to the Louisiana Governor for executive approval, which was signed by the Governor on May 11, 2018 and became effective on August 1, 2018. HB 333 amends the law with respect to the depopulation of policies from LA Citizens. Under current law, LA Citizens is required to offer all of its in-force policies for removal to the voluntary market at least once per year. Current law further requires that LA Citizens offer for depopulation policies with all available geographic and risk characteristics that serve to reduce the exposure of LA Citizens. The amendments under HB 333 allow LA Citizens, with approval of its board of directors, to choose which of its in-force policies to depopulate and not necessarily offer all, or any of its policies for removal to the voluntary market. In July 2018, the Company was notified by LA Citizens of the number of policies which would be available for assumption by all insurers electing to participate in the December 1, 2018 depopulation under the new law. Due to the significant reduction of policies available when compared to those available for assumption in prior years, the Company does not expect to participate in the December 1, 2018 assumption of policies from LA Citizens.

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

The Company carries a net deferred income tax asset of $325 and $70 at June 30, 2018 and December 31, 2017, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income.

Securities Issued to 1347 Advisors, LLC

Pursuant to the termination of the Management Services Agreement with 1347 Advisors LLC (“Advisors,” a wholly-owned subsidiary of KFSI), the Company issued Series B Preferred Shares and Warrants to Advisors and entered into a Performance Share Grant Agreement with Advisors on February 24, 2015. On January 2, 2018, the Company entered into a stock purchase agreement with Advisors and IWS Acquisition Corporation, also an affiliate of KFSI, pursuant to which the Company agreed to repurchase all 60,000 Series B Preferred Shares held by Advisors and all 60,000 Series B Preferred Shares held by IWS Acquisition Corporation. The Company completed the repurchase of the shares held by Advisors on January 2, 2018 and the repurchase of the shares held by IWS Acquisition Corporation on February 28, 2018. In connection with the stock purchase agreement, the Performance Share Grant Agreement, dated February 24, 2015, between the Company and Advisors was terminated. No common shares were issued to Advisors under the Performance Share Grant Agreement.

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

The Company estimated the fair value of the Warrants on the grant date based upon the Black-Scholes option pricing model while it utilized a Monte Carlo model to determine the fair value of the Performance Share Grant Agreement due to the fact that the underlying shares were only issuable based upon the achievement of certain market conditions.

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

New Accounting Pronouncements

See Note 3 – Recently Issued Accounting Standards in the Notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition

As of June 30, 2018 compared to December 31, 2017

Investments

The Company’s investments in fixed income and equity securities are classified as available-for-sale and are reported at estimated fair value. The Company held an investments portfolio comprised primarily of fixed income securities issued by the U.S. Government, government agencies and high quality corporate issuers. The fixed income portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by the investment committee of the Company’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk. Additionally, the Company’s investment committee is in place to identify, evaluate and approve suitable investment opportunities for the Company. This has resulted in a number of equity investments managed by the committee that represent approximately 8.0% of the estimated fair value of Company’s total investment portfolio as of June 30, 2018. Investments held by the Company’s insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

The table below summarizes, by type, the Company’s investments as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government	$7,395	9.8%	$2,698	4.9%
State municipalities and political subdivisions	6,025	8.0%	5,907	10.7%
Asset-backed securities and collateralized mortgage obligations	28,234	37.4%	19,867	36.0%
Corporate	26,479	35.1%	22,650	41.0%
Total fixed income securities	68,133	90.3%	51,122	92.6%

Equity securities:
Common stock	2,589	3.4%	2,460	4.4%
Warrants to purchase common stock	191	0.3%	154	0.3%
Rights to purchase common stock	67	0.1%	93	0.2%
Total equity securities	2,847	3.8%	2,707	4.9%

Short-term investments	1,264	1.7%	417	0.8%
Other investments	3,246	4.2%	945	1.7%
Total investments	$75,490	100.0%	$55,191	100.0%

Pursuant to the certificate of authority we received from the TDI, we are required to deposit securities with the State of Texas. These securities consist of fixed income securities listed in the table above having an amortized cost basis of $2,000 and an estimated fair value of $1,967 as of June 30, 2018.

The Company’s other investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the two entities have drawn down approximately $727 through June 30, 2018. The limited liability company is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016 is wholly owned by KFSI. The Company has accounted for these two investments under the cost method, as the investments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the investments or the underlying privately-owned companies.

Additionally, on June 18, 2018 the Company invested $2,219 in FGI Metrolina Property Income Fund, LP (the “Fund”), which intends to invest in real estate through a real estate investment trust which is wholly owned by the Fund. The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Company, a limited partner of the Fund, does not have a controlling financial interest in the Fund, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 49.5%. Accordingly, the Company has accounted for this investment under the equity method of accounting.

Also included in other investments is a $300 certificate of deposit with an original term of 18 months deposited with the State of Florida pursuant to the terms of the certificate of authority issued to Maison from the FOIR.

Liquidity and Cash Flow Risk

The table below summarizes the fair value of the Company’s fixed income securities by contractual maturity as of June 30, 2018 and December 31, 2017. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	June 30, 2018		December 31, 2017
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
One year or less	$3,511	5.2%	$1,525	3.0%
More than one to five years	32,262	47.3%	22,995	45.0%
More than five to ten years	11,747	17.2%	13,138	25.7%
More than ten years	20,613	30.3%	13,464	26.3%
Total	$68,133	100.0%	$51,122	100.0%

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

At June 30, 2018 and December 31, 2017, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

	June 30, 2018		December 31, 2017
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$35,909	52.7%	$24,188	47.3%
Aa/Aa	6,631	9.7%	6,322	12.4%
A/A	16,494	24.2%	13,651	26.7%
BBB	9,099	13.4%	6,961	13.6%
Total fixed income securities	$68,133	100.0%	$51,122	100.0%

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

The Company performs a quarterly analysis of its investment portfolio to determine if declines in market value are other-than-temporary. Further information regarding the Company’s detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 4 - Investments, to the consolidated financial statements in Item 1 of this report.

As a result of the analysis performed by the Company, there were no write-downs for other-than-temporary impairments related to investments for the three and six months ended June 30, 2018 and 2017.

As of June 30, 2018, the gross unrealized losses for equity securities amounted to $97, fixed income securities amounted to $1,501, and there were no unrealized losses attributable to non-investment grade fixed income securities. At both June 30, 2018 and December 31, 2017, all unrealized losses on individual investments were considered temporary. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded the declines in value were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and other policy processing fees that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable and represent those costs related to acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC increased $1,890, to $8,675 as of June 30, 2018 compared to $6,785 as of December 31, 2017, corresponding to an increase in our unearned premium reserves over the same period. DPAC expressed as a percentage of unearned premium reserves was 19.3% and 17.2% as of June 30, 2018 and December 31, 2017, respectively. On December 19, 2017, we participated in our first depopulation of policies from FL Citizens. Under the terms of its depopulation program, FL Citizens does not charge insurers a ceding commission for those premiums assumed, unlike LA Citizens and TWIA, which charge a ceding commission of 16% and approximately 22% of the premiums assumed from each entity, respectively. As of December 31, 2017, we had approximately $5,692 in unearned premium related to our depopulation of FL Citizens policies, with no corresponding acquisition costs related to commissions paid on these premiums. As these premiums are earned and also as these policies renew, as was the case during the six months ended June 30, 2018, our DPAC cost to unearned premium ratio has increased. As of June 30, 2018, unearned premium related to our depopulation of FL Citizens policies was $1,318.

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowances for credit losses, decreased by $7,839 to $2,992 as of June 30, 2018 from $10,831 as of December 31, 2017, due, in large part, to our collection of premiums due to us from LA and FL Citizens as of December 31, 2017.

Ceded Unearned Premiums

Ceded unearned premiums represents the unexpired portion of premiums which have been paid to the Company’s reinsurers. Ceded unearned premiums are charged to income over the terms of the respective reinsurance treaties. Our catastrophe excess of loss (“CAT XOL”) treaties, which run from June 1st of each year to May 31st of the following year, make up the majority of our ceded unearned premiums at both June 30, 2018 and December 31, 2017. As the ultimate amount of premium we will cede under our CAT XOL treaties is based upon the risks we cover as of September 30th of each treaty year, we must develop an estimate of the amounts due to our reinsurers at the inception of each treaty. Ceded premiums are earned by our reinsurers based upon actual amounts due for each treaty year, whereas cash payments made to our reinsurers are based upon an estimated schedule developed at the outset of each treaty year. At the end of each treaty year, estimated cash payments are reconciled with actual premiums due, and all premium balances are settled. This has resulted in the increase in the unearned portion of our ceded premiums year over year. We expect to cede approximately $33,900 in premiums under CAT XOL treaty year expiring May 31, 2019, compared to $24,800 for the treaty year which expired on May 31, 2018.

Reinsurance Recoverables

Reinsurance recoverable on both paid losses and loss reserves represents amounts due to the Company, or expected to be due to the Company from its reinsurers, based upon claims and claim reserves which have exceeded the retention amount under our reinsurance treaties. As of June 30, 2018, we have recorded an expected recovery of $6,897 on paid losses as well as $6,867 on loss and loss adjustment expense reserves, compared to $1,952 and $8,971, respectively, as of December 31, 2017. Our expected recoveries at both periods relate primarily to Hurricane Harvey, which impacted our policyholders in Texas and Louisiana in August, 2017. In the second quarter we revised our estimate of the ultimate gross losses we expect to incur from Hurricane Harvey to $27,817, from our estimate of $27,000 as of March 31, 2018. As our retention is $5,000 under our CAT XOL treaty, we expect to recover approximately $22,817 from our reinsurers from this event. As of June 30, 2018, we had collected $16,642, with the remaining $2,442 recorded as a recoverable on paid losses and $3,733 recorded as a recoverable on loss and loss adjustment expense reserves.

Funds Deposited with Reinsured Companies

Funds deposited with reinsured companies represents collateral we have placed on deposit with Brotherhood based upon our quota-share agreement (terminated on January 1, 2018) to reinsure a portion of Brotherhood’s business for wind/hail coverage only. Our deposit decreased to $762 as of June 30, 2018 from $2,250 as of December 31, 2017 as we have applied the collateral placed on deposit to our quota-share portion of losses Brotherhood has paid during the six months ended June 30, 2018 with respect to Hurricane Harvey, which impacted a number of churches Brotherhood insures on or near the Gulf Coast of Texas in August 2017. The losses we incur with respect to our quota share agreement with Brotherhood are subject to our CAT XOL treaty, thus we are able to include these Hurricane Harvey losses in the ultimate $22,817 that we expect to recover from our reinsurers as previously discussed under the heading “Reinsurance Recoverables”.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Current Income Taxes Recoverable

Current income taxes recoverable were $905 as of June 30, 2018 compared to $64 as of December 31, 2017, representing the estimate of both the Company’s state and federal income taxes due or receivable for the six and twelve month periods, respectively, less estimated payments made.

Net Deferred Income Taxes

The Company’s net deferred tax asset increased $255, to $325 as of June 30, 2018, from $70 as of December 31, 2017, due, in large part, to the increase in deferred tax assets associated with the unrealized losses on our bond portfolio. Net deferred income taxes are comprised of approximately $2,677 of deferred tax assets, net of approximately $2,352 of deferred tax liabilities as of June 30, 2018, compared to $2,073 of deferred tax assets, net of $2,003 of deferred tax liabilities as of December 31, 2017.

Property and Equipment

Property and equipment increased $176 to $381 as of June 30, 2018 compared to $205 as of December 31, 2017, due, in part, to the fact that the Company entered into vehicle lease agreements in the first quarter of 2018, which vehicles will be used by our sales representatives in Texas, Louisiana and Florida. Also included in property and equipment are computers, office equipment, and improvements at our leased facilities in Tampa, Florida and Baton Rouge, Louisiana, shown net of accumulated depreciation. Our policy for the capitalization and depreciation of these assets can be found in Note 2 – Significant Accounting Policies in Item 1 of this report.

Other Assets

Other assets increased $292, to $1,180 as of June 30, 2018 from $888 as of December 31, 2017. The major components of other assets, and the change therein, are shown below.

Other Assets	June 30, 2018	December 31, 2017	Change
Accrued interest on investments	$371	$285	$86
Security deposits for facility leases	48	38	10
Prepaid expenses	742	556	186
Other	19	9	10
Total	$1,180	$888	$292

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred and but not reported (“IBNR”) loss events, as well as the related estimated loss adjustment expenses (“LAE”) gross of amounts expected to be recovered from reinsurance. The table below separates our loss reserves and LAE between IBNR and case specific estimates as of June 30, 2018 and December 31, 2017, and also shows the expected reinsurance recoverable on those reserves.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
June 30, 2018
Homeowners(1)	$3,531	$538	$4,069	$4,706	$8,775	$2,618
Special Property(2)	3,073	320	3,393	1,649	5,042	4,249
Total	$6,604	$858	$7,462	$6,355	$13,817	$6,867

December 31, 2017
Homeowners	$2,438	$260	$2,698	$1,971	$4,669	$1,562
Special Property	5,307	103	5,410	3,409	8,819	7,409
Total	$7,745	$363	$8,108	$5,380	$13,488	$8,971

(1) Homeowners refers to our multi-peril policies for traditional dwellings as well as mobile and manufactured homes.

(2) Special property includes both our fire and allied lines of business, which are primarily wind/hail only products, and also includes the commercial wind/hail only business we had assumed through our agreement with Brotherhood and our personal wind/hail only business we have assumed through our agreements with LA Citizens, FL Citizens and TWIA.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Gross reserves as of June 30, 2018 were $13,817, an increase of $329 from December 31, 2017. As of June 30, 2018, gross reserves in the approximate amount of $3,733 have been established for PCS Catastrophe 1743, or Hurricane Harvey, a major storm which made initial landfall in the United States as a Category 4 hurricane near Rockport, Texas in August 2017, compared to gross reserves in the amount of $7,124 for Hurricane Harvey as of December 31, 2017. At December 31, 2017, we had anticipated our total incurred losses from Hurricane Harvey to be $27,000 on a gross basis, which we have revised to $27,817 as of June 30, 2018. After recoveries under our catastrophe excess of loss reinsurance program, our net incurred losses are $5,000 as of both periods; thus we experienced no net adverse development during the first half of 2018 as a result of Hurricane Harvey. Furthermore, we have released reserves from prior accident years (for losses unrelated to Hurricane Harvey), resulting in prior period redundancy of $1,234 for the current quarter and $1,799 for the six months ended June 30, 2018. The reinsurance recoverable on reserves as of June 30, 2018 was $6,867, a decrease of $2,104 from December 31, 2017, due, in large part, to recoveries collected from our reinsurers under our catastrophe excess of loss program for Hurricane Harvey losses. As a result of the foregoing, net loss reserves were $6,950 and $4,517 as of June 30, 2018 and December 31, 2017, respectively.

The Company cannot predict whether loss and loss adjustment expense reserves will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. Any such development could have a material effect on the Company’s consolidated financial results for a given period.

Unearned Premium Reserves

Unearned premium reserves increased $5,464 to $44,987 as of June 30, 2018 compared to $39,523 as of December 31, 2017, which corresponds to the increase in premium we have written, particularly in the State of Texas, during the first half of 2018. The following table outlines the change in unearned premium reserves by state and by line of business.

	June 30, 2018	December 31, 2017	Change
Homeowners - LA	$16,757	$16,920	$(163)
Special Property - LA	9,052	9,050	2
Total Louisiana	25,809	25,970	(161)

Homeowners – TX	11,910	4,717	7,193
Special Property – TX	3,987	3,454	533
Total Texas	15,897	8,171	7,726

Special Property – FL	3,281	5,382	(2,101)
Total Florida	3,281	5,382	(2,101)

Unearned Premium Reserves	$44,987	$39,523	$5,464

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable increased $3,803, to $9,335 as of June 30, 2018 compared to $5,532 as of December 31, 2017. The bulk of the balance payable as of both dates represents quarterly installment payments due under our catastrophe reinsurance programs, which are paid in the first month of each quarter. See “Ceded Premiums Written” under the heading “Results of Operations” below for further information on the premium we have ceded under our reinsurance programs.

Agency Commissions Payable

Agency commissions payable increased $724 to $1,419 as of June 30, 2018 versus $695 as of December 31, 2017. As agency commissions are paid in arrears, this balance represents commissions owed to the Company’s independent agencies on policies written throughout the months ended June 30, 2018 and, December 31, 2017 respectively. Since the commissions we pay to our independent agencies are based upon a percentage of the premium our agencies write, the balance due will vary directly with the volume of premium written each month.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Premiums Collected in Advance

Advance premium deposits increased $1,570 to $2,648 as of June 30, 2018 from $1,078 as of December 31, 2017, and represent cash the Company has received for policies which were not yet in-force as of June 30, 2018 and December 31, 2017, respectively. Upon the effective date of coverage, advance premiums are reclassified to the unearned premium reserve account.

Funds Held under Reinsurance Treaties

Funds held under reinsurance treaties represents collateral we have received on deposit from our reinsurers under our catastrophe excess of loss treaties and is intended to fund those reinsurers’ pro-rata portion of the reserves we have established for losses and loss adjustment expenses as of December 31, 2017. As of June 30, 2018 deposits were $161, compared to $206 as of December 31, 2017. This balance decreased by $45 as a portion of the balance was applied to reinsurance recoveries due to us on paid losses during the six months ended June 30, 2018.

Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses increased $632, to $4,905 as of June 30, 2018 compared to $4,273 as of December 31, 2017. The largest driver of the change when comparing periods was the change in unearned policy fees, which correlates directly with the premium we write, and increased by $739 from December 31, 2017. The components of accounts payable and other accrued expenses, as well as the change therein, are shown below.

	June 30, 2018	December 31, 2017	Change
Accrued employee compensation	$357	$51	$306
Accrued professional fees	866	587	279
Unearned policy fees	1,193	454	739
Accrued premium taxes and assessments	2,204	2,703	(499)
Capital lease obligations	138	–	138
Other accounts payable	147	478	(331)
Total	$4,905	$4,273	$632

Related Party Transactions

Performance Share Grant Agreement

On March 26, 2014, the Company entered into a Performance Share Grant Agreement (“PSGA”) with Kingsway America, Inc. (“KAI”, a wholly owned subsidiary of KFSI), whereby KAI was entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones regarding the Company’s stock price. Pursuant to the terms of the PSGA, if at any time the last sales price of the Company’s common stock equaled or exceeded: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI would have received 125,000 shares of the Company’s common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI would have received 125,000 shares of the Company’s common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI would have received 125,000 shares of the Company’s common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). As of June 30, 2018, the Company had not issued any shares under the PSGA.

On July 24, 2018, the Company entered into a Termination Agreement with KAI. Pursuant to the Termination Agreement, KAI agreed to terminate the PSGA in exchange for the payment by the Company to KAI of $1.0 million. As a result of the Termination Agreement, KAI will have no further rights to any of the performance share grants contemplated by the PSGA. Mr. Larry G. Swets, Jr., who is a director of the Company, serves as Chief Executive Officer and a director of KFSI.

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

Subsequent to the issuance of the Series B Preferred Shares, 1347 Advisors transferred 60,000 of its 120,000 Series B Preferred Shares to IWS Acquisition Corporation, an affiliate of KFSI. On January 2, 2018, the Company entered into a Stock Purchase Agreement with 1347 Advisors and IWS Acquisition Corporation, pursuant to which the Company repurchased 60,000 Series B Preferred Shares from 1347 Advisors for an aggregate purchase price of $1,740, representing (i) the par value of the Series B Preferred Shares, or $1,500; and (ii) declared and unpaid dividends with respect to the dividend payment due on February 23, 2018, or $240. Also in connection with the Stock Purchase Agreement, the Performance Shares Grant Agreement, dated February 24, 2015, between the Company and 1347 Advisors was terminated. In connection with the termination, the Company made a cash payment of $300 to 1347 Advisors. Upon termination of the MSA Agreement, the Company recorded an increase of approximately $54 to additional paid in capital, representing the estimated fair value of the Performance Share Grant Agreement on grant date. Upon the termination of the Performance Share Grant Agreement, we compared the amount previously recorded in additional paid in capital to the amount paid to terminate the agreement, resulting in a reversal of the $54 originally recorded to additional paid in capital as well as a charge of $246 recorded to “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the six months ended June 30, 2018.

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

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the shares had a mandatory redemption date of February 24, 2020, applicable guidance required that we classify the shares as a liability on our consolidated balance sheet, rather than recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 redemption amount plus dividends expected to be paid on the shares while outstanding, discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $0 and $92 was charged to operations for the three months ended June 30, 2018 and 2017, respectively. Upon our repurchase of the Series B Preferred shares in both January and February 2018, we compared the amortized carrying amount of the liability to the amount paid to repurchase the shares, resulting in a charge of $366 to “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the six months ended June 30, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Investment in Limited Liability Company and Limited Partnership

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $292 as of June 30, 2018. The managing member of Argo, Mr. John T. Fitzgerald, was also appointed to KFSI’s board of directors on April 21, 2016.

Also, on June 18, 2018, the Company invested $2,219 as a limited partner in Metrolina Property Income Fund, LP (the “Fund”). The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. As of June 30, 2018, the Company’s investment represents a 49.5% ownership stake in the Fund.

Public Offering of Preferred Stock

A fund managed by Fundamental Global Investors, LLC, one of the Company’s significant shareholders, purchased an aggregate of 34,620 shares of the Series A Preferred Stock in the Company’s public offering of the shares, at the public offering price of $25.00 per share, including 31,680 shares purchased for a total of approximately $792 on February 28, 2018, the closing date of the offering, and 2,940 shares purchased for a total of approximately $74 on March 26, 2018 in connection with the underwriters’ exercise of their over-allotment option. In addition, CWA Asset Management Group, LLC, of which 50% is owned by Fundamental Global Investors, LLC, holds 56,846 shares of the Series A Preferred Stock for customer accounts (including 44 shares of the Series A Preferred Stock held by Mr. Cerminara in a joint account with his spouse) purchased at the public offering price in connection with the underwriters’ exercise of their over-allotment option. No discounts or commissions were paid to the underwriters on the purchase of these shares.

Contractual Obligations

As of June 30, 2018, the Company had the following amounts due under its operating and capital leases for its office facilities and equipment in Louisiana, Florida and Texas.

Year ending June 30,	Operating Leases	Capital Leases	Total
2019	$445	$57	$502
2020	255	57	312
2021	103	53	156
2022 and thereafter	–	–	–
Total	$803	$167	$970

Shareholders’ Equity

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 preferred shares designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). In addition, on March 26, 2018, we issued an additional 60,000 shares of Series A Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and will be payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018, when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Series A Preferred Stock was on June 1, 2018. On June 15, 2018, the Company made its initial dividend payment to holders of record of Preferred Stock on June 1, 2018, in the amount of $408. Also, on August 14, 2018, the Board declared a dividend payable to holders of record of Preferred Stock as of September 1, 2018. The dividend, in the amount of $350, will be paid on September 17, 2018. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Preferred Stock per year.

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

The table below presents the primary drivers behind the changes to total shareholders’ equity for the six months ended June 30, 2018.

	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity
Balance, January 1, 2018	–	5,984,766	151,359	$46,802
Issuance of Series A Preferred Stock	700,000	–	–	16,493
Repurchase of Performance Shares	–	–	–	(54)
Stock compensation expense	–	–	–	135
Net income	–	–	–	2,086
Dividends declared on Series A Preferred Shares	–	–	–	(408)
Unrealized losses on investment portfolio (net of income taxes)	–	–	–	(877)
Balance, June 30, 2018	700,000	5,984,766	151,359	$64,177

Results of Operations

Three and Six Months Ended June 30, 2018 Compared with Three and Six Months Ended June 30, 2017

Gross Premiums Written

The following table shows our gross premiums written by state and by line of business for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,			Six months ended June 30,
Line of Business	2018	2017	Change	2018	2017	Change
Homeowners-LA	$9,205	$9,443	$(238)	$16,123	$16,471	$(348)
Special Property-LA	5,507	4,606	901	8,708	7,312	1,396
Total Louisiana	14,712	14,049	663	24,831	23,783	1,048

Homeowners-TX	9,207	1,643	7,564	13,398	2,728	10,670
Special Property-TX	1,595	3,128	(1,533)	4,070	5,143	(1,073)
Total Texas	10,802	4,771	6,031	17,468	7,871	9,597

Special Property-FL	2,161	–	2,161	1,997	–	1,997
Total Florida	2,161	–	2,161	1,997	–	1,997

Gross Premium Written	$27,675	$18,820	$8,855	$44,296	$31,654	$12,642

The increase in gross written premiums was primarily the result of organic growth in voluntary production from our independent agencies in Texas, as well as the assumption of premium through our depopulation of policies from FL and LA Citizens.

Ceded Premiums Written

Ceded premiums written increased by $4,932 to $9,432 for the three months ended June 30, 2018, compared to $4,500 for the second quarter 2017. For the six month periods ended June 30, 2018 and 2017, ceded written premiums were $15,518 and $10,375, respectively. The increase in ceded premiums written is primarily due to an increase in the total insured value of the Company’s book of business year over year, the change in the geographic mix of coverage that we provide, as well as an increase in the limits purchased under our catastrophe excess of loss reinsurance (“CAT XOL”). The following table is a summary of the key provisions under the reinsurance treaties which covered the three and six months ended June 30, 2018 and 2017.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

	2016/2017 CAT XOL Treaty 06/01/16 – 05/31/17	2017/2018 CAT XOL Treaty 06/01/17 – 05/31/18	2018/2019 CAT XOL Treaty 06/01/18 – 05/31/19
Wind/Hail loss occurrence clause(1)	144 hours	144 hours	144 hours
Retention on first occurrence	$5,000	$5,000	$10,000
Retention on second occurrence	$2,000	$2,000	$4,000
Limit of coverage including first event retention	$200,000	$200,000	$262,000
Franchise deductible(2)	$125	$250	N/A

(1)	Specifies the time period during which our losses from the same occurrence may be aggregated and applied to our retention and limits. We may pick the date and time when the period of consecutive hours begins in order to maximize our recovery.

(2)	Specifies the gross incurred losses by which each 144 hour loss occurrence must exceed before recoveries are generated under our aggregate treaty. Once the franchise deductible is met, all losses under the loss occurrence qualify for recovery, not just those losses which exceed the franchise deductible amount. The Company did not purchase aggregate coverage for the 2018/2019 treaty year.

The total cost of our CAT XOL coverage is estimated to be approximately $33,900 for the 2018/2019 treaty year, however, the total cost will ultimately be based upon the exposures we insure as of September 30, 2018. In comparison, the total cost of our CAT XOL coverage for the 2017/2018 treaty year was approximately $24,800.

Net Premium Earned

The following table shows our net premiums earned by line of business.

	Three months ended June 30,			Six months ended June 30,
Line of Business	2018	2017	Change	2018	2017	Change
Homeowners-LA	$5,469	$5,068	$401	$11,124	$9,951	$1,173
Special Property-LA	2,510	1,559	951	5,415	3,135	2,280
Total Louisiana	7,979	6,627	1,352	16,539	13,086	3,453

Homeowners-TX	4,226	564	3,662	5,627	965	4,662
Special Property-TX	(703)	1,037	(1,740)	(137)	2,349	(2,486)
Total Texas	3,523	1,601	1,922	5,490	3,314	2,176

Special Property-FL	1,823	–	1,823	3,911	–	3,911
Total Florida	1,823	–	1,823	3,911	–	3,911

Net premium earned	$13,325	$8,228	$5,097	$25,940	$16,400	$9,540

Premium earned on a gross and ceded basis is as shown in the following table.

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Gross premium earned	$20,087	$14,044	$6,043	$38,833	$27,562	$11,271
Ceded premium earned	6,762	5,816	946	12,893	11,162	1,731
Net premium earned	$13,325	$8,228	$5,097	$25,940	$16,400	$9,540

Other Income

Other income increased $98 to $509 for the quarter ended June 30, 2018, compared to $411 for the same period in 2017. For the six month periods ended June 30, 2018 and 2017, other income was $1,056 and $788, respectively. Other income is comprised of claims adjusting fee revenue earned by our subsidiary, ClaimCor, policy fee income charged to our policyholders for inspections, premium financing fees for those policyholders which elect to pay their premiums on an installment basis, and also commission revenue resulting from a brokerage sharing agreement between our insurance subsidiary, Maison, and the intermediary Maison uses to place its CAT XOL reinsurance program.

Net Losses and Loss Adjustment Expenses

Net losses and LAE represent both actual payments made and changes in estimated future payments to be made to our policyholders. The following table sets forth the components of our losses and loss ratios (net losses and loss adjustment expenses divided by net premiums earned) for the periods presented.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)
Catastrophe losses(1)	$5,000	37.5%	–	–%	$5,000	19.3%	–	–%
Weather-related non-cat losses	1,360	10.2%	1,424	17.3%	3,887	15.0%	3,572	21.8%
Non-weather related losses	1,732	13.0%	1,852	22.5%	4,030	15.5%	3,664	22.4%
Total current accident year losses	8,092	60.7%	3,276	39.8%	12,917	49.8%	7,236	44.2%
Prior period redundancy(2)	(1,233)	(9.3)%	(893)	(10.8)	(1,799)	(6.9)%	(1,222)	(7.5)%
Total net losses and LAE incurred	$6,859	51.4%	$2,383	29.0%	$11,118	42.9%	$6,014	36.7%

(1)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25,000 of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a Catastrophe loss as a PCS event where our estimated gross incurred loss exceeds $2,500. In prior periods, we had defined a Catastrophe loss as an event where our estimated gross incurred loss exceeded $1,500. Due to the general increase in the premiums we write year over year, we have determined $2,500 gross incurred losses to be a better indicator of a catastrophic event with respect to the exposures we currently insure. Prior year loss data has been restated to reflect this new definition.

(2)	Prior period redundancy represents the ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

Our net loss ratio for the quarter ended June 30, 2018 was 51.4% compared to 29.0% for the same quarter last year. The increase to our net loss ratio was driven primarily due to a number of hail storms that our Texas and Louisiana policyholders experienced throughout the quarter. One hail storm in particular, PCS Event 1830, caused significant damage in the Dallas/Fort Worth metroplex during the first week of June 2018. We anticipate our net incurred losses from this storm to be approximately $5,000. In comparison, we did not experience any Catastrophe loss events which exceeded our internally defined threshold of $2,500 in gross incurred losses for the quarter ended June 30, 2017.

We have also released reserves from prior accident years for both the quarters ended June 30, 2018 and 2017, resulting in a benefit to our current loss ratio of approximately 9.3% and 10.8%, respectively.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred acquisition costs for the quarter ended June 30, 2018 was $3,617, compared to $2,590 for the quarter ended June 30, 2017, and includes items such as commissions earned by our agencies, premium taxes, assessments, and policy processing fees. Expressed as a percentage of gross premiums earned, amortization was 18.0% for the second quarter, 2018, compared to 18.4% for the second quarter, 2017. For the six month periods ended June 30, 2018 and 2017, this ratio was 17.8% and 18.5%, respectively. On December 19, 2017, we participated in our first depopulation of policies from FL Citizens. Under the terms of its depopulation program, FL Citizens does not charge insurers a ceding commission for those premiums assumed, unlike LA Citizens and TWIA, which charge a ceding commission of 16% and approximately 22% of the premiums assumed from each entity, respectively. As these premiums are earned, we expect that the ratio of deferred policy acquisition cost amortization to gross premiums earned will decrease, as was the case during the six months ended June 30, 2018. Upon renewal of the policies which we have assumed from FL Citizens, however, we will pay our customary commission percentage to our independent agencies, which will be charged to deferred policy acquisition cost amortization throughout the coverage period of the renewal policies. These policies began to renew in April 2018, thus we anticipate that our deferred policy amortization ratio will continue to increase to 18%-19% of gross earned premium.

General and Administrative Expenses

General and administrative expenses increased $1,167 to $3,466 for the quarter ended June 30, 2018, compared to $2,299 for the quarter ended June 30, 2017. Expressed as a percentage of gross premium earned, general and administrative expenses were 17.3% and 16.4%, respectively. The largest driver in the increase in general and administrative expense were fees associated with preparing surveys and underwriting reports on the properties that we insure or potentially insure. We have also undergone enhancements to our policy processing and administration systems.

Series B Preferred Shares

As previously discussed under the heading “Related Party Transactions,” we recorded amortization charges of $33 and $183, as well as a charge of $612 and $0, for the six months ended June 30, 2018 and 2017, respectively, which were related to our issuance and repurchase of our Series B Preferred Shares.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Income Tax Expense

Income tax expense for the six months ended June 30, 2018 was $575, on pretax income of $2,661 compared to tax expense of $774 on pretax income of $1,941 for the six months ended June 30, 2017, resulting in an effective tax rate of 21.6% and 39.9%, respectively. The passage of the Tax Cuts and Jobs Act on December 22, 2017 reduced the corporate federal income tax rate to 21% beginning January 1, 2018, accounting for the decrease in our effective tax rate between periods. Our actual effective tax rate varies from the statutory federal income tax rates as shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	34.0%	21.0%	34.0%
State income tax (net of federal tax benefit)	37.3%	6.9%	0.2%	5.6%
Non-deductible expenses	2.1%	0.1%	0.4%	0.3%
Effective rate for income taxes	60.4%	41.0%	21.6%	39.9%

Net Income

As a result of the foregoing, the Company’s net income for the second quarter of 2018 was $135, or $(0.04) per diluted share after deducting dividends paid on our preferred shares in the amount of $408, compared to $921, or $0.15 per diluted share for the second quarter of 2017. For the six months ended June 30, 2018 and 2017, net income was $2,086, or $0.27 per diluted share and $1,167, or $0.20 per diluted share, respectively.

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

Borrowings under the Loan Agreement will bear interest at a rate per annum equal to one-month LIBOR plus a margin of 3.00%. The line of credit is to be repaid in monthly payments of interest only, with all principal and interest to be payable in full at maturity. The Loan Agreement contains certain restrictive covenants customary for transactions of this type (subject to negotiated exceptions and baskets), including restrictions on liens, indebtedness, loans and guarantees, acquisitions and mergers, sales of assets, and stock repurchases. In addition, during the term of the Loan Agreement, the Borrowers are required to maintain (a) a maximum Premium/Surplus Ratio of Maison Insurance Company of 3.00 to 1.00, and (b) a minimum Demotech rating of Maison Insurance Company of “A” at all times.

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

As of June 30, 2018, the Company had not borrowed any funds under the Loan Agreement.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the six months ended June 30, 2018 and 2017.

	Six months ended June 30,
	2018	2017
Summary of Cash Flows
Net cash provided by operating activities	$16,184	$7,706
Net cash used by investing activities	(21,563)	(15,378)
Net cash provided (used) by financing activities	12,499	(240)
Net increase (decrease) in cash and cash equivalents	$7,120	$(7,912)

Six months ended June 30, 2018

For the six months ended June 30, 2018, net cash provided by operating activities as reported on our consolidated statement of cash flows was $16,184, resulting from our collection of approximately $41,989 in premiums for the period (net of the amounts we have ceded to our reinsurers), less the payment of approximately $13,631 in loss and LAE expenses (net of ceded recoveries collected from our reinsurers). We also paid approximately $5,604 in commissions to our agencies, as well as to LA Citizens as ceding commissions on the premium we have assumed from them, and $2,128 in salaries and benefits paid to our employees. Lastly, cash payments in the approximate amount of $4,442 were made for taxes, assessments and all other general and administrative expenses.

The net cash used by investing activities as reported on our consolidated statement of cash flows was $21,563, resulting primarily from the net purchases of fixed income and other investments for our investment portfolio. Net cash provided by financing activities was $12,499, primarily as a result of net proceeds from our Series A Preferred Stock offering of approximately $16,500, less amounts paid to repurchase our Series B Preferred Shares, including dividends thereon, for approximately $3,540.

As a result of the foregoing, cash and cash equivalents increased from $23,575 as of December 31, 2017 to $30,695 as of June 30, 2018.

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

Net cash used in investing activities as reported on our consolidated statement of cash flows was $15,378, driven primarily by the net purchases of fixed income securities, equity investments and other investments for our investment portfolio. Net cash used in financing activities was $240, as a result of a dividend payment made to Advisors as holders of the Preferred Shares issued in the MSA termination transaction.

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

State Deposits

States routinely require deposits of assets for the protection of policyholders. As of June 30, 2018, Maison held certificates of deposit with an estimated fair value of approximately $100 and $300 as a deposit with the LDI and FOIR, respectively. Maison also held cash and investment securities with an estimated fair value of approximately $1,967 as of June 30, 2018 as a deposit with the TDI.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Performance Share Grant Agreement

On March 26, 2014, the Company entered into a Performance Share Grant Agreement (“PSGA”) with Kingsway America, Inc. (“KAI”, a wholly owned subsidiary of KFSI), whereby KAI was entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones regarding the Company’s stock price. Pursuant to the terms of the PSGA, if at any time the last sales price of the Company’s common stock equaled or exceeded: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI would have received 125,000 shares of the Company’s common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI would have received 125,000 shares of the Company’s common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI would have received 125,000 shares of the Company’s common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). As of June 30, 2018, the Company had not issued any shares under the PSGA.

On July 24, 2018, the Company entered into a Termination Agreement with KAI. Pursuant to the Termination Agreement, KAI agreed to terminate the PSGA in exchange for the payment by the Company to KAI of $1.0 million. As a result of the Termination Agreement, KAI will have no further rights to any of the performance share grants contemplated by the PSGA. Mr. Larry G. Swets, Jr., who is a director of the Company, serves as Chief Executive Officer and a director of KFSI.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit	Description
1.1	Underwriting Agreement, dated February 23, 2018, by and between 1347 Property Insurance Holdings, Inc. and Boenning & Scattergood, Inc., as representative of the several underwriters listed on Schedule I thereto (incorporated by reference to Exhibit 1.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2018).
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
3.3	Certificate of Elimination of Certificate of Designations of Series B Preferred Shares of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 28, 2018).
3.4	Certificate of Designations of Cumulative Preferred Stock, Series A, of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2018).
10.1	Commercial Business Loan Agreement for Term Loans and Lines of Credit, executed April 23, 2018, by and among Hancock Bank, as Lender, and 1347 Property Insurance Holdings, Inc. and Maison Managers, Inc., as Borrowers (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2018).
10.2	Promissory Note, executed April 23, 2018, by and among Hancock Bank, as Lender, and 1347 Property Insurance Holdings, Inc. and Maison Managers, Inc., as Borrowers (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2018).
10.3†	1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2018).
10.4†	Form of Stock Option Agreement Under the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the commission on June 1, 2018).
10.5†	Form of Restricted Share Agreement Under the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2018).
10.6†	Form of Restricted Stock Unit Agreement Under the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2018).
10.7†	Executive Restricted Stock Unit Agreement Under Share Matching Program, dated June 15, 2018, by and between 1347 Property Insurance Holdings, Inc. and Daniel E. Case (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on June 19, 2018.
10.8	Termination Agreement, dated July 24, 2018, by and between 1347 Property Insurance Holdings, Inc. and Kingsway America Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2018).
10.9	Subscription Agreement, dated May 30, 2018, by and between Maison Insurance Company and FGI Metrolina Property Income Fund, LP.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*Furnished

† Denotes management contracts or compensatory plans or arrangements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	August 14, 2018	By:	/s/ Douglas N. Raucy
Douglas N. Raucy, President, Chief Executive Officer
(principal executive officer)

Date:	August 14, 2018	By:	/s/ John S. Hill
John S. Hill, Vice President, Secretary and Chief Financial Officer
(principal financial and accounting officer)

