Form 10-Q
period 2018-09-30
1347 Property Insurance Holdings, Inc.
filed 2018-11-13
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]	Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock as of November 9, 2018 was 5,992,432.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1347 PROPERTY INSURANCE HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $75,279 and $51,503, respectively)	$73,591	$51,122
Equity investments, at fair value (cost of $3,182 and $2,582, respectively)	3,335	2,707
Short-term investments, at cost	697	417
Other investments	3,295	945
Total investments	80,918	55,191
Cash and cash equivalents	30,024	23,575
Deferred policy acquisition costs, net	9,566	6,785
Premiums receivable, net of allowance for credit losses of $48 and $33, respectively	3,494	10,831
Ceded unearned premiums	5,955	3,655
Reinsurance recoverable on paid losses	4,903	1,952
Reinsurance recoverable on loss and loss adjustment expense reserves	5,695	8,971
Funds deposited with reinsured companies	524	2,250
Current income taxes recoverable	1,370	64
Deferred tax asset, net	540	70
Property and equipment, net	343	205
Other assets	1,135	888
Total assets	$144,468	$114,437

LIABILITIES
Loss and loss adjustment expense reserves	$14,172	$13,488
Unearned premium reserves	49,464	39,523
Ceded reinsurance premiums payable	9,628	5,532
Agency commissions payable	965	695
Premiums collected in advance	2,599	1,078
Funds held under reinsurance treaties	158	206
Current income taxes payable	–	–
Accounts payable and other accrued expenses	5,801	4,273
Series B Preferred Shares, $25.00 par value, zero and 120,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	–	2,840
Total liabilities	$82,787	$67,635

Commitments and contingencies (Note 18)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 700,000 and zero shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	$17,500	$–
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,143,791 and 6,136,125 shares issued as of September 30, 2018 and December 31, 2017, respectively and; 5,992,432 and 5,984,766 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	46,239	47,064
Retained earnings	157	910
Accumulated other comprehensive loss, net of tax	(1,212)	(169)
	62,690	47,811
Less: treasury stock at cost; 151,359 shares for both periods	(1,009)	(1,009)
Total shareholders’ equity	61,681	46,802
Total liabilities and shareholders’ equity	$144,468	$114,437

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue:
Net premiums earned	$13,461	$8,632	$39,401	$25,032
Net investment income	428	248	1,255	700
Other income	529	474	1,585	1,262
Total revenue	14,418	9,354	42,241	26,994

Expenses:
Net losses and loss adjustment expenses	8,656	7,795	19,774	13,809
Amortization of deferred policy acquisition costs	3,929	2,755	10,841	7,867
General and administrative expenses	3,518	2,145	10,005	6,535
Accretion of discount on Series B Preferred Shares	–	93	33	276
Loss on repurchase of Series B Preferred Shares and Performance Shares	1,000	–	1,612	–
Total expenses	17,103	12,788	42,265	28,487

Loss before income tax (benefit) expense	(2,685)	(3,434)	(24)	(1,493)
Income tax (benefit) expense	(571)	(1,171)	4	(397)
Net loss	$(2,114)	$(2,263)	$(28)	$(1,096)

Net loss per common share:
Basic and diluted	$(0.41)	$(0.38)	$(0.13)	$(0.18)
Weighted average common shares outstanding:
Basic and diluted	5,991,856	5,961,636	5,987,644	5,958,407

Consolidated Statements of Comprehensive Income (Loss)

Net loss	$(2,114)	$(2,263)	$(28)	$(1,096)
Unrealized (losses) gains on investments available for sale, net of income taxes	(133)	25	(1,010)	94
Comprehensive loss	$(2,247)	$(2,238)	$(1,038)	$(1,002)

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

($ in thousands, except share amounts)

									Accumulated
									Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, January 1, 2017	–	–	5,956,766	$6	151,359	$(1,009)	$46,809	$616	$(65)	$46,357
Stock compensation expense	–	–	–	–	–	–	31	–	–	31
Issuance of common stock	–	–	28,000	–	–	–	224	–	–	224
Net income	–	–	–	–	–	–	–	294	–	294
Other comprehensive loss	–	–	–	–	–	–	–	–	(104)	(104)
Balance, December 31, 2017	–	$–	5,984,766	$6	151,359	$(1,009)	$47,064	$910	$(169)	$46,802

Stock compensation expense	–	–	7,666	–	–	–	236	–	–	236
Issuance of Series A Cumulative Preferred Stock	700,000	17,500	–	–	–	–	(1,007)	–	–	16,493
Repurchase of Performance Shares	–	–	–	–	–	–	(54)	–	–	(54)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	–	–	–	–	–	–	–	33	(33)	–
Dividends declared on Series A Preferred Shares	–	–	–	–	–	–	–	(758)	–	(758)
Net loss	–	–	–	–	–	–	–	(28)	–	(28)
Other comprehensive loss	–	–	–	–	–	–	–	–	(1,010)	(1,010)
Balance, September 30, 2018 (unaudited)	700,000	$17,500	5,992,432	$6	151,359	$(1,009)	$46,239	$157	$(1,212)	$61,681

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Nine months ended September 30,
	2018	2017
Cash provided by (used in):
Operating activities:
Net loss	$(28)	$(1,096)
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on Series B Preferred Shares	33	276
Loss on repurchase of Series B Preferred Shares and Performance Shares	612	–
Net deferred income taxes	(202)	(483)
Stock compensation expense	236	19
Depreciation expense	91	55
Changes in operating assets and liabilities:
Premiums receivable, net	7,337	703
Reinsurance recoverable on paid losses and loss reserves	324	(21,231)
Amounts held on deposit with reinsured companies	1,725	500
Ceded unearned premiums	(2,300)	1,011
Deferred policy acquisition costs, net	(2,781)	(1,803)
Loss and loss adjustment expense reserves	684	15,120
Premiums collected in advance	1,521	759
Unearned premium reserves	9,941	6,349
Ceded reinsurance premiums payable	4,096	557
Current income taxes recoverable	(1,306)	563
Other, net	1,513	2,533
Net cash provided by operating activities	21,496	3,832

Investing activities:
Net purchases of furniture and equipment	(46)	(18)
Purchases of fixed income securities	(28,938)	(21,888)
Proceeds from the sale or maturity of fixed income securities	5,024	3,429
Purchase of equity investments	(1,100)	(1,662)
Proceeds from the sale of equity securities	500	980
Purchases of other investments	(2,349)	(440)
Net purchases of short-term investments	(278)	(1,583)
Net cash used by investing activities	(27,187)	(21,182)

Financing activities:
Net proceeds from the issuance of Series A Preferred Stock	16,493	–
Proceeds from the sale of common stock	–	224
Repurchase of Series B Preferred Shares and Performance Shares	(3,300)	–
Payment of dividends on preferred shares	(998)	(240)
Payments under capital lease obligations	(55)	–
Net cash provided (used) by financing activities	12,140	(16)

Net increase (decrease) in cash and cash equivalents	6,449	(17,366)
Cash and cash equivalents at beginning of period	23,575	43,045
Cash and cash equivalents at end of period	$30,024	$25,679

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$1,510	35
Non-cash financing activities:
Obligation for the acquisition of vehicles under lease agreements	$128	$–

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

1. Nature of Business

1347 Property Insurance Holdings, Inc. (“PIH”, the “Company”, “we”, or “us”) is an insurance holding company specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to March 31, 2014, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned holding company based in Canada. As of September 30, 2018, KFSI and its affiliates no longer held any of our outstanding shares of common stock but did hold warrants that, if exercised, would cause KFSI and its affiliates to hold an approximate 20.0% ownership interest in our common stock. In addition, as of September 30, 2018, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 45.4% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

We have three wholly-owned subsidiaries: Maison Insurance Company, or “Maison”, Maison Managers Inc., or “MMI”, and ClaimCor, LLC, or “ClaimCor”.

Through Maison, we began providing property and casualty insurance to individuals in Louisiana in December 2012. In September 2015, Maison began writing manufactured home policies in the State of Texas on a direct basis, and in December 2017, Maison began writing wind/hail only policies in Florida via the assumption of policies from Florida Citizens Property Insurance Corporation (“FL Citizens”). Our current insurance offerings in Louisiana, Texas, and Florida include homeowners insurance, manufactured home insurance and dwelling fire insurance. We write both full peril property policies as well as wind/hail only exposures and we produce new policies through a network of independent insurance agencies. We refer to the policies we write through independent agencies as voluntary policies versus those policies we have assumed through state-run insurers such as FL Citizens, which we refer to as take-out policies. We also wrote commercial business in Texas through a quota share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we had assumed wind/hail only exposures on certain churches and related structures that Brotherhood insures throughout the State of Texas. We discontinued this business effective January 1, 2018.

Maison has also participated in the last six rounds of take-outs from Louisiana Citizens Property Insurance Corporation, or “LA Citizens”, occurring on December 1st of each year, as well as the inaugural depopulation of policies from the Texas Windstorm Insurance Association, or “TWIA”, which occurred on December 1, 2016. Under these programs, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by LA Citizens and TWIA. The majority of policies that we have obtained through LA Citizens as well as all of the policies we have obtained through TWIA cover losses arising only from wind and hail. Prior to our take-out, some of the LA Citizens and TWIA policyholders may not have been able to obtain such coverage from any other marketplace.

On May 3, 2018, the Louisiana State Legislature sent House Bill No. 333 (“HB 333”) to the Louisiana Governor for executive approval, which was signed by the Governor on May 11, 2018 and became effective as Act No. 131 on August 1, 2018. HB 333 amends the law with respect to the depopulation of policies from LA Citizens. Prior to the adoption of HB 333, LA Citizens was required to offer all of its in-force policies for removal to the voluntary market at least once per year and was further required to offer for depopulation policies with all available geographic and risk characteristics that served to reduce the exposure of LA Citizens. The amendments under HB 333 allow LA Citizens, with approval of its board of directors, to choose which of its in-force policies to depopulate and not necessarily offer all, or any of its policies for removal to the voluntary market. In July 2018, the Company was notified by LA Citizens of the number of policies which would be available for assumption by all insurers electing to participate in the December 1, 2018 depopulation under the new law. Due to the significant reduction of policies available when compared to those available for assumption in prior years, the Company will not participate in the December 1, 2018 assumption of policies from LA Citizens.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

On March 1, 2017, Maison received a certificate of authority from the Florida Office of Insurance Regulation, or “FOIR”, which authorized Maison to write personal lines insurance in Florida. Pursuant to the consent order issued, Maison has agreed to comply with certain requirements as outlined by the FOIR until Maison can demonstrate three consecutive years of statutory net income following our admission into Florida as evidenced by its Annual Statement filed with the National Association of Insurance Commissioners. To comply with a requirement of the consent order that Maison have at least $35,000 in capital and surplus, and maintain an RBC ratio of 300% or more, on March 31, 2017, Maison received a capital contribution from PIH in the amount of $16,000.

On September 29, 2017, Maison received authorization from the FOIR to assume personal lines policies from FL Citizens pursuant to a proposal of depopulation which Maison filed with FL Citizens on August 18, 2017. Accordingly, on December 19, 2017, Maison entered the Florida market via the assumption of approximately 3,500 policies from FL Citizens covering the perils of wind and hail only. As of September 30, 2018, approximately 2,181 of these policies had renewed, becoming direct business for Maison, while approximately 867 policies remained under the assumption agreement with FL Citizens. On September 27, 2018, Maison was once again approved to take-out up to 9,563 personal, residential, wind-only policies from FL Citizens on the depopulation to occur on December 19, 2018.

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

The Company has also received approval from its state regulators to form a captive reinsurance vehicle, which will provide Maison with $5,000 of coverage excess of $5,000 retention per event with an annual limit of $5,000. We have engaged Horseshoe Re Limited, a Bermuda-based insurance services firm, to facilitate the formation and administration of this vehicle.

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

Property and Equipment:

Property and equipment is reported at historical cost less accumulated depreciation. Depreciation of property and equipment is recorded on a straight-line basis over estimated useful life, which range, from seven years for furniture, five years for vehicles, three years for computer equipment, and the shorter of estimated useful life or the term of the lease for leased property and leasehold improvements. Property and equipment is estimated to have no salvage value at its useful life-end with the exception of leased property where we have guaranteed a residual value at the end of the lease. Accordingly, leased property is estimated to have a salvage value equal to the guaranteed residual value at the termination of the lease.

Rent expense for the Company’s office leases is recognized on a straight-line basis over the term of the lease. Rent expense was $324 and $255 for the nine months ended September 30, 2018 and 2017, respectively.

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

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with two major U.S. domestic banking institutions and two regional banks headquartered in the Eastern U.S. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At September 30, 2018, the Company held funds on deposit at these institutions in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

The Company also has risk associated with the lack of geographic diversification due to the fact that Maison exclusively underwrites policies in Louisiana, Texas and Florida. Maison insures personal property located in 63 of the 64 parishes in the State of Louisiana. As of September 30, 2018, these policies are concentrated within these parishes, presented as a percentage of our direct and assumed policies in all states, as follows: Saint Tammany Parish, LA 7.2%, Jefferson Parish, LA 6.5%, Collin County, TX 5.4% and Tarrant County, TX 5.2%. No other parish in Louisiana, or county in Texas or Florida, individually has over 5.0% of our policies in force as of September 30, 2018. As of September 30, 2018, Maison writes in 197 of the 254 counties that comprise the State of Texas, and in 29 of the 67 counties that comprise the State of Florida.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

ASU 2016-02: Leases:

In February 2016, the FASB issued ASU 2016-02: Leases. ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income while the repayment of the principal portion of the lease liability will be classified as a financing activity and the interest component will be included in the operating section of the statement of cash flows. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-10 clarifies ambiguous or potentially conflicting guidance in ASU No. 2016-02, but is not expected to have a material impact on the Company. ASU No. 2018-11 provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new lease standard at the adoption date, rather than at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to elect this transition method at the adoption date of January 1, 2019. The amendments are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years; however, the Company intends to delay the adoption of the guidance until its fiscal year beginning January 1, 2019, under its exemption as an emerging growth company under the JOBS Act. We are currently evaluating the impact of our pending adoption of these amendments on our consolidated financial position, results of operations and cash flows. Upon adoption, we expect to recognize right of use assets and liabilities on the consolidated statement of financial position for leases currently classified as operating leases.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

4. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on the Company’s investments in fixed income and equity securities at September 30, 2018 and December 31, 2017 is as follows.

As of September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government	$7,967	$1	$(134)	$7,834
State municipalities and political subdivisions	6,514	-	(162)	6,352
Asset-backed securities and collateralized mortgage obligations	32,195	8	(714)	31,489
Corporate	28,603	1	(688)	27,916
Total fixed income securities	75,279	10	(1,698)	73,591
Equity securities:
Common stock	3,000	114	(93)	3,021
Warrants to purchase common stock	115	109	(4)	220
Rights to purchase common stock	67	27	-	94
Total equity securities	3,182	250	(97)	3,335
Total fixed income and equity securities	$78,461	$260	$(1,795)	$76,926

As of December 31, 2017
Fixed income securities:
U.S. government	$2,735	$–	$(37)	$2,698
State municipalities and political subdivisions	5,959	3	(55)	5,907
Asset-backed securities and collateralized mortgage obligations	20,084	10	(227)	19,867
Corporate	22,725	44	(119)	22,650
Total fixed income securities	51,503	57	(438)	51,122
Equity securities:
Common stock	2,448	71	(59)	2,460
Warrants to purchase common stock	66	88	–	154
Rights to purchase common stock	68	26	(1)	93
Total equity securities	2,582	185	(60)	2,707
Total fixed income and equity securities	$54,085	$242	$(498)	$53,829

The table below summarizes the Company’s fixed income securities at September 30, 2018 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value
One year or less	$3,738	$3,723
More than one to five years	34,144	33,397
More than five to ten years	13,452	13,060
More than ten years	23,945	23,411
Total	$75,279	$73,591

The following table highlights, by loss position and security type, those fixed income and equity securities in unrealized loss positions as of September 30, 2018 and December 31, 2017. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions. There were 323 and 235 fixed income investments that were in unrealized loss positions as of September 30, 2018 and December 31, 2017, respectively. The Company held 3 and 12 equity securities in unrealized loss positions as of September 30, 2018 and December 31, 2017, respectively.

	Less than 12 Months		Greater than 12 Months		Total
As of September 30, 2018	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
U.S. government	$5,380	$(68)	$1,983	$(67)	$7,363	$(135)
State municipalities and political subdivisions	4,543	(96)	1,810	(65)	6,353	(161)
Asset-backed securities and collateralized mortgage obligations	20,059	(336)	9,506	(378)	29,565	(714)
Corporate	23,732	(568)	3,292	(120)	27,024	(688)
Total fixed income securities	53,714	(1,068)	16,591	(630)	70,305	(1,698)
Equity securities:
Common stock	95	(50)	74	(43)	169	(93)
Warrants to purchase common stock	8	(4)	-	-	8	(4)
Rights to purchase common stock	-	-	-	-	-	-
Total equity securities	103	(54)	74	(43)	177	(97)
Total fixed income and equity securities	$53,817	$(1,122)	$16,665	$(673)	$70,482	$(1,795)

As of December 31, 2017
Fixed income securities:
U.S. government	$1,547	$(22)	$771	$(15)	$2,318	$(37)
State municipalities and political subdivisions	4,267	(35)	732	(20)	4,999	(55)
Asset-backed securities and collateralized mortgage obligations	13,530	(123)	4,503	(104)	18,033	(227)
Corporate	14,690	(92)	1,158	(27)	15,848	(119)
Total fixed income securities	34,034	(272)	7,164	(166)	41,198	(438)
Equity securities:
Common stock	453	(59)	–	–	453	(59)
Warrants to purchase common stock	15	–	–	–	15	–
Rights to purchase common stock	15	(1)	–	–	15	(1)
Total equity securities	483	(60)	–	–	483	(60)
Total fixed income and equity securities	$34,517	$(332)	$7,164	$(166)	$41,681	$(498)

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Under the terms of the certificate of authority granted to Maison by the Texas Department of Insurance, Maison is required to pledge securities totaling approximately $2,000 with the State of Texas. Maison deposited the required securities with the State of Texas on May 13, 2015. These securities consist of various fixed income securities listed in the preceding tables which have an amortized cost basis of $2,001 and estimated fair value of $1,961 as of September 30, 2018.

The Company’s other investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the two entities have drawn down approximately $776 through September 30, 2018. One of these two entities is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016 is wholly owned by KFSI. The Company has accounted for these two investments under the cost method, as the investments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the investments or the underlying privately-owned companies.

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

Accordingly, all of the Company’s investments were in good standing and there were no write-downs for other-than-temporary impairments on the Company’s investments for the nine months ended September 30, 2018 and 2017.

The Company does not have any exposure to subprime mortgage-backed investments. Net investment income for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment income:
Interest on fixed income securities	$469	$231	$1,205	$548
Interest on cash and cash equivalents	34	30	95	126
Realized gains upon sale of securities	–	4	80	68
Gross investment income	503	265	1,380	742
Investment expenses	(75)	(17)	(125)	(42)
Net investment income	$428	$248	$1,255	$700

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

Under the Company’s per-risk treaties, reinsurance recoveries are received for up to $1,600 in excess of a retention of $400 for each loss occurring during the treaty year that began on June 1, 2017 and ended on May 31, 2018. Effective June 1, 2018, the Company amended its per-risk treaty such that recoveries are received for up to $1,400 in excess of a retention of $600 for each loss occurring on June 1, 2018 or thereafter. On September 1, 2018, the Company added another layer of coverage to its per-risk treaty such that recoveries are now received for up to $2,400 in excess of a retention of $600 for each loss occurring on September 1, 2018 or thereafter. The Company estimates that the total cost of its per-risk treaty will be approximately $375 for the 2018-2019 treaty-year, an increase of $75 from the cost of the prior treaty-year due to the additional $1,000 coverage purchased effective September 1, 2018.

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

In June 2015, we began writing business through a quota-share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we acted as a reinsurer and had assumed wind/hail only exposures on certain churches and related structures that Brotherhood insures throughout the State of Texas. Our quota-share percentage varied from 25%-100% of the wind/hail premium written by Brotherhood, dependent upon the geographic location (coastal areas versus non-coastal areas) within the State of Texas. For the nine months ended September 30, 2017, we had written $1,428 in assumed premiums through our agreement with Brotherhood. Effective January 1, 2018, we terminated our quota-share agreement with Brotherhood, as a result of our evaluation of the risk-adjusted returns on this portion of our business.

On December 1, 2016, we participated in TWIA’s inaugural depopulation program whereby Maison assumed personal lines policies for wind and hail only exposures along the Gulf Coast area of Texas. The depopulation program was structured such that Maison reinsures TWIA under a 100% quota share agreement. For the nine months ended September 30, 2017, we had written $1,401 in assumed premiums through the TWIA quota share agreement compared to $(3) for the nine months ended September 30, 2018, as we did not participate in the December 1, 2017 TWIA depopulation.

On September 29, 2017, Maison received authorization from the FOIR to assume personal lines policies from Florida Citizens Property Insurance Corporation (“FL Citizens”) pursuant to a proposal of depopulation which Maison filed with FL Citizens on August 18, 2017. Accordingly, on December 19, 2017, Maison entered the Florida market via the assumption of approximately 3,500 policies from FL Citizens covering the perils of wind and hail only. Pursuant to the assumption agreement, policies having an expiration date of March 31, 2018 or earlier would renew to FL Citizens, and would remain a policy assumed by Maison and subject to the assumption agreement, whereas those policies expiring after March 31, 2018 would renew to Maison on a direct basis. As of September 30, 2018, approximately 2,181 of these policies had renewed, becoming direct business for Maison, while approximately 867 policies remained under the assumption agreement with FL Citizens.

The impact of reinsurance treaties on the Company’s financial statements is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Premium written:
Direct	$26,324	$16,533	$70,848	$45,989
Assumed*	(36)	630	(264)	2,828
Ceded	(8,023)	(6,051)	(23,541)	(16,426)
Net premium written	$18,265	$11,112	$47,043	$32,391

Premium earned:
Direct	$20,818	$14,056	$55,663	$40,015
Assumed	991	851	4,979	2,454
Ceded	(8,348)	(6,275)	(21,241)	(17,437)
Net premium earned	$13,461	$8,632	$39,401	$25,032

Losses and LAE incurred:
Direct	$10,417	$20,451	$29,107	$31,297
Assumed	12	5,734	(119)	8,937
Ceded	(1,773)	(18,390)	(9,214)	(26,425)
Net losses and LAE incurred	$8,656	$7,795	$19,774	$13,809

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

*Assumed premium written consists of premiums written through our depopulation of policies through FL Citizens, TWIA, and our former quota share agreement with Brotherhood. Although we also assume premium through the depopulation of policies from LA Citizens, this premium has been included in direct premium and losses in the table above pursuant to guidance issued by the LDI, requiring that insurance companies report premium written and earned, as well as losses incurred, through the depopulation of policies from LA Citizens as direct premium and losses for statutory accounting purposes. Assumed premiums written for the three and nine months ended September 30, 2018 were negative due to the net cancellation of policies we assumed from FL Citizens on December 19, 2017, as policyholders may opt-out of the assumption process, combined with the fact that we cancelled our quota-share agreement with Brotherhood effective January 1, 2018.

On May 3, 2018 the Louisiana State Legislature sent House Bill No. 333 (“HB 333”) to the Louisiana Governor for executive approval, which was signed by the Governor on May 11, 2018 and became effective as Act No. 131 on August 1, 2018. HB 333 amends the law with respect to the depopulation of policies from LA Citizens. Prior to the adoption of HB 333, LA Citizens was required to offer all of its in-force policies for removal to the voluntary market at least once per year and was further required to offer for depopulation policies with all available geographic and risk characteristics that served to reduce the exposure of LA Citizens. The amendments under HB 333 allow LA Citizens, with approval of its board of directors, to choose which of its in-force policies to depopulate and not necessarily offer all, or any of its policies for removal to the voluntary market. In July 2018, the Company was notified by LA Citizens of the number of policies which would be available for assumption by all insurers electing to participate in the December 1, 2018 depopulation under the new law. Due to the significant reduction of policies available when compared to those available for assumption in prior years, the Company will not participate in the December 1, 2018 assumption of policies from LA Citizens.

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

DPAC as well as the related amortization expense associated with DPAC for the three and nine months ended September 30, 2018 and 2017, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Balance, beginning of period, net	$8,675	$5,545	$6,785	$4,389
Additions	4,820	3,402	13,622	9,670
Amortization	(3,929)	(2,755)	(10,841)	(7,867)
Balance, September 30, net	$9,566	$6,192	$9,566	$6,192

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

The Company’s evaluation of the adequacy of loss and LAE reserves includes a re-estimation of the liability for loss and LAE reserves relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision, net of amounts recoverable from reinsurers, for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Balance, beginning of period, gross of reinsurance	13,817	$9,583	$13,488	$6,971
Less reinsurance recoverable on loss and LAE expense reserves	(6,867)	(6,012)	(8,971)	(3,652)
Balance, beginning of period, net of reinsurance	6,950	3,571	4,517	3,319
Incurred related to:
Current year	8,779	8,717	21,696	15,953
Prior years	(123)	(922)	(1,922)	(2,144)
Paid related to:
Current year	(6,997)	(7,246)	(14,332)	(12,060)
Prior years	(132)	411	(1,482)	(537)
Balance, September 30, net of reinsurance	8,477	4,531	8,477	4,531
Plus reinsurance recoverable related to loss and LAE expense reserves	5,695	17,560	5,695	17,560
Balance, September 30, gross of reinsurance	$14,172	$22,091	$14,172	$22,091

8. Income Taxes

Actual income tax expense for the three and nine months ended September 30, 2018 and 2017 varies from the amount that would result by applying the applicable statutory federal income tax rate to income before income taxes as summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income tax expense at statutory income tax rate	$(564)	$(1,168)	$(5)	$(508)
State income tax (net of federal tax benefit)	(10)	(5)	(6)	104
Other	3	2	15	7
Income tax expense	$(571)	$(1,171)	$4	$(397)

The Company carries a net deferred income tax asset of $540 and $70 at September 30, 2018 and December 31, 2017, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income. Significant components of the Company’s net deferred tax assets are as follows:

	September 30, 2018	December 31, 2017
Deferred income tax assets:
Loss and loss adjustment expense reserves	$52	$28
Unearned premium reserves	1,937	1,576
Investments	307	38
Share-based compensation	290	229
Other	444	202
Deferred income tax assets	$3,030	$2,073

Deferred income tax liabilities:
Deferred policy acquisition costs	$2,009	$1,425
State deferred taxes	442	543
Other	39	35
Deferred income tax liabilities	$2,490	$2,003

Net deferred income tax assets	$540	$70

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

As of September 30, 2018, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

9. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic and Diluted:
Net loss (in thousands)	$(2,114)	$(2,263)	$(28)	$(1,096)
Less: dividends declared on Series A Preferred Shares	(350)	–	(758)	–
Loss attributable to common shareholders	(2,464)	(2,263)	(786)	(1,096)
Weighted average common shares outstanding	5,991,856	5,961,636	5,987,644	5,958,407
Loss per common share	$(0.41)	$(0.38)	$(0.13)	$(0.18)

The following potentially dilutive securities outstanding as of September 30, 2018 and 2017 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of September 30,
	2018	2017
Options to purchase common stock	177,456	177,456
Warrants to purchase common stock	1,906,875	1,906,875
Restricted stock units	187,196	20,500
Performance shares(1)	–	475,000
	2,271,527	2,579,831

(1) On July 24, 2018, the Company entered into a Termination Agreement whereby the performance shares owned by KFSI and its affiliates were cancelled (see Note 12 – Related Party Transactions for further information).

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

On May 31, 2018, our shareholders approved the 1347 Property Insurance Holdings, Inc., 2018 Equity Incentive Plan (the “2018 Plan”). The purpose of the 2018 Plan is to attract and retain directors, consultants, and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2018 Plan is administered by the Compensation and Management Resources Committee of the Board, and has a term of ten years. The 2018 Plan allows for the issuance of both incentive stock options and non-qualified stock options, stock appreciation rights, RSUs, and other stock-based, as well as cash-based awards, and provides for a maximum of 300,000 shares available for issuance.

There were no grants, exercises, or cancellations of the Company’s stock options for the nine months ended September 30, 2018. A total of 21,296 stock options vested during the nine months ended September 30, 2018, 19,596 of which were granted on March 31, 2014 and have a weighted average exercise price of $8.00 per share, and 1,700 of which were granted on April 4, 2014 and have a weighted average exercise price of $8.69 per share. The following table summarizes the Company’s stock options outstanding as of September 30, 2018.

Stock Options Outstanding as of September 30, 2018 (issued pursuant to the 2014 Plan)
Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
03/31/2014	8.00	03/31/2019	0.50	163,301	163,301
04/04/2014	8.69	04/04/2019	0.51	14,155	14,155
			Total	177,456	177,456

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

In connection with the Company’s appointment of Dan Case as Chief Operating Officer effective May 23, 2017, we entered into an offer letter with Mr. Case, which provided Mr. Case with the opportunity to purchase up to 68,027 shares of the Company’s common stock on the open market or in direct purchases from the Company through June 15, 2018. At the end of the purchase period, the Company agreed to match any such shares purchased by Mr. Case with a grant of RSUs of the Company equal to two RSUs for each share purchased by Mr. Case. Any shares purchased directly from the Company were agreed to be made at a price equal to the closing price of the Company’s common stock on the prior trading day, but at a price not less than the Company’s latest quarter end published book value per share. This arrangement was entered into outside of either the 2014 or 2018 Plan, and was approved by the Compensation Committee of the Board of Directors as an inducement material to Mr. Case entering into employment with the Company in reliance on Nasdaq listing rule 5635(c)(4). Through the purchase period, Mr. Case had purchased 68,027 shares of the Company’s common stock pursuant to this arrangement, 28,000 of which shares were purchased directly from the Company at a purchase price of $8.00 per share on September 14, 2017. Accordingly, on June 15, 2018, the Company granted 136,054 RSUs to Mr. Case pursuant to the agreement. The RSUs will vest 20% per year over five years following the date granted, subject to continued employment through such vesting date. The estimated fair value of the RSUs on grant date was estimated to be $1,034, which the Company will charge to compensation expense over the period in which the RSUs vest.

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

On August 22, 2018, the Compensation Committee of the Company’s Board of Directors granted 1,000 shares of the Company’s common stock (the “Bonus Shares”) and 1,000 RSUs to the Company’s Chief Financial Officer, Mr. Hill, under the 2018 Plan. Each RSU represents a contingent right to receive one share of the Company’s common stock. These RSU’s vest in five equal annual installments beginning with the first anniversary of the grant date, subject to continued employment, with vesting subject to Mr. Hill maintaining ownership of the Bonus Shares through the full five-year vesting period.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Also on August 22, 2018, the Company’s Board of Directors modified the compensation program for all non-employee directors of the Company as follows:

●	Each non-employee director will receive a cash retainer of $50 per year, paid in quarterly installments beginning September 1, 2018;
●	Both the Chairman and Co-Chairman of the Board will receive an additional annual cash retainer of $75 each, paid in quarterly installments beginning September 1, 2018;
●	The Chairman of the Audit Committee will receive an additional cash retainer of $15, paid in quarterly installments beginning September 1, 2018;
●	The Chairman of the Compensation and Management Resources Committee as well as the Chairman of the Nominating and Corporate Governance Committee will each receive an additional cash retainer of $5, paid in quarterly installments beginning September 1, 2018;
●	Each of the members of the Audit, Compensation and Management Resources, and Nominating and Corporate Governance Committees (excluding the Chairman of each of those committees), will each receive an additional cash retainer of $2, paid in quarterly installments beginning September 1, 2018; and
●	Each non-employee director will receive an annual grant of RSUs with a value of $40, vesting in five equal annual installments, beginning with the first anniversary of the grant date.

Accordingly, on August 22, 2018, the Board issued 5,714 RSUs to each of the Company’s six non-employee directors.

The following table summarizes RSU activity for the three and nine months ended September 30, 2018.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2017	128,830	$6.27
Granted	–	–
Vested	–	–
Forfeited	–	–
Non-vested units, March 31, 2018	128,830	$6.27

Granted	136,054	$7.60
Vested	(6,666)	7.20
Forfeited	–	–
Non-vested units, June 30, 2018	258,218	$6.95

Granted	35,284	$7.00
Vested	–	–
Forfeited	–	–
Non-vested units, September 30, 2018	293,502	$6.95

Total stock based compensation expense for the nine months ended September 30, 2018 and 2017 was $236 and $13, respectively. As of September 30, 2018, total unrecognized stock compensation expense of $1,831 remains, which will be recognized through June 30, 2023.

There were no grants, exercises, or cancellations of the Company’s common stock warrants for the three and nine months ended September 30, 2018. The following table summarizes the Company’s warrants outstanding as of September 30, 2018.

Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding and Exercisable
03/31/2014	9.60	03/31/2019	0.50	312,500
03/31/2014	10.00	03/31/2019	0.50	94,375
02/24/2015	15.00	02/24/2022	3.41	1,500,000
			Total	1,906,875

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

11. Shareholders’ Equity

Sale of Common Stock to Chief Operating Officer

On September 14, 2017, the Company sold 28,000 shares of its common stock to our Chief Operating Officer, Dan Case, at a sale price of $8.00 per share, as previously discussed in Note 10.

Grant of Bonus Shares to Chief Financial Officer

On August 22, 2018, the Company’s Board of Directors granted 1,000 shares of the Company’s common stock Company’s Chief Financial Officer, Mr. Hill, as previously discussed in Note 10.

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 shares of the Preferred Stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share. Also, on March 26, 2018, we issued an additional 60,000 shares of Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018 when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Preferred Stock was on June 1, 2018. On June 15, 2018, the Company made its initial dividend payment to holders of record of Preferred Stock on June 1, 2018, in the amount of $408. On August 14, 2018, the Board declared a dividend payable to holders of record of Preferred Stock as of September 1, 2018. The dividend, in the amount of $350, was paid on September 17, 2018. On November 12, 2018, the Board declared a dividend payable to holders of record of Preferred Stock as of December 1, 2018. The dividend, in the amount of $350, will be paid on December 17, 2018. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Preferred Stock per year.

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

Performance Share Grant Agreement

On March 26, 2014, the Company entered into a Performance Share Grant Agreement (“PSGA”) with Kingsway America, Inc. (“KAI”, a wholly owned subsidiary of KFSI), whereby KAI was entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones regarding the Company’s stock price. Pursuant to the terms of the PSGA, if at any time the last sales price of the Company’s common stock equaled or exceeded: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI would have received 125,000 shares of the Company’s common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI would have received 125,000 shares of the Company’s common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI would have received 125,000 shares of the Company’s common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). As of July 24, 2018, the date in which the PSGA was terminated as discussed below, the Company had not issued any shares under the PSGA.

On July 24, 2018, the Company entered into a Termination Agreement with KAI, pursuant to which KAI agreed to terminate the PSGA in exchange for a payment of $1,000, which has been recorded as a charge under the heading “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the three and nine months ended September 30, 2018. As a result of the Termination Agreement, KAI has no further rights to any of the performance share grants contemplated by the PSGA. Mr. Larry G. Swets, Jr., who is a director of the Company, also serves as a director of KFSI.

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

Subsequent to the issuance of the Series B Preferred Shares, 1347 Advisors transferred 60,000 of its 120,000 Series B Preferred Shares to IWS Acquisition Corporation, an affiliate of KFSI. On January 2, 2018, the Company entered into a Stock Purchase Agreement with 1347 Advisors and IWS Acquisition Corporation, pursuant to which the Company repurchased 60,000 Series B Preferred Shares from 1347 Advisors for an aggregate purchase price of $1,740, representing (i) the par value of the Series B Preferred Shares, or $1,500; and (ii) declared and unpaid dividends with respect to the dividend payment due on February 23, 2018, or $240. Also in connection with the Stock Purchase Agreement, the Performance Shares Grant Agreement, dated February 24, 2015, between the Company and 1347 Advisors was terminated. In connection with the termination, the Company made a cash payment of $300 to 1347 Advisors. Upon termination of the MSA Agreement, the Company recorded an increase of approximately $54 to additional paid in capital, representing the estimated fair value of the Performance Share Grant Agreement on the grant date. Upon the termination of the Performance Share Grant Agreement, we compared the amount previously recorded in additional paid in capital to the amount paid to terminate the agreement, resulting in a reversal of the $54 originally recorded to additional paid in capital as well as a charge of $246 recorded to “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the nine months ended September 30, 2018.

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

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the shares had a mandatory redemption date of February 24, 2020, applicable guidance required that we classify the shares as a liability on our consolidated balance sheet, rather than recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 redemption amount plus dividends expected to be paid on the shares while outstanding, discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $0 and $93 was charged to operations for the three months ended September 30, 2018 and 2017, respectively. Upon our repurchase of the Series B Preferred Shares in both January and February 2018, we compared the amortized carrying amount of the liability to the amount paid to repurchase the shares, resulting in a charge of $366 to “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the nine months ended September 30, 2018.

Investment in Limited Liability Company and Limited Partnerships

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $341 as of September 30, 2018. The managing member of Argo, Mr. John T. Fitzgerald, was also appointed to KFSI’s board of directors on April 21, 2016, and appointed to the role of Chief Executive Officer for KFSI on September 5, 2018.

Also, on June 18, 2018, the Company invested $2,219 as a limited partner in Metrolina Property Income Fund, LP (the “Fund”). The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Fund’s investment program is managed by FGI Funds Management LLC, an affiliate of FGI, which, with its affiliates, is the largest shareholder of the Company. As of September 30, 2018, the Company’s investment represents a 49.5% ownership stake in the Fund.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

13. Accumulated Other Comprehensive Income (Loss)

The table below details the change in the balance of each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Unrealized gains (losses) on available-for-sale securities:
Balance, beginning of period	$(1,079)	$4	$(169)	$(65)
Other comprehensive income (loss) before reclassifications	(169)	40	(1,308)	187
Amounts reclassified from accumulated other comprehensive gains (losses)	–	(3)	63	(45)
Income tax expense (benefit)	36	(12)	235	(48)
Net current-period other comprehensive (loss) income	(133)	25	(1,010)	94
Reclassification of certain tax effects from accumulated other comprehensive loss	–	–	(33)	–
Balance, September 30	$(1,212)	$29	$(1,212)	$29

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

The FASB has issued guidance that defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.

●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly, for substantially the full-term of the financial instrument.

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the measurement of fair value.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Financial instruments measured at fair value as of September 30, 2018 and December 31, 2017 in accordance with this guidance are as follows.

September 30, 2018	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. government	$–	$7,834	$–	$7,834
State municipalities and political subdivisions	–	6,352	–	6,352
Asset-backed securities and collateralized mortgage obligations	–	31,489	–	31,489
Corporate	–	27,916	–	27,916
Total fixed income securities	$–	$73,591	$–	$73,591

Equity securities:
Common stock	3,021	–	–	3,021
Warrants to purchase common stock	220	–	–	220
Rights to purchase common stock	94	–	–	94
Total equity securities	$3,335	$–	$–	$3,335

Total fixed income and equity securities	$3,335	$73,591	$–	$76,926

December 31, 2017
Fixed income securities:
U.S. government	$–	$2,698	$–	$2,698
State municipalities and political subdivisions	–	5,907	–	5,907
Asset-backed securities and collateralized mortgage obligations	–	19,867	–	19,867
Corporate	–	22,650	–	22,650
Total fixed income securities	$–	$51,122	$–	$51,122

Equity securities:
Common stock	2,460	–	–	2,460
Warrants to purchase common stock	154	–	–	154
Rights to purchase common stock	93	–	–	93
Total equity securities	$2,707	$–	$–	$2,707

Total fixed income and equity securities	$2,707	$51,122	$–	$53,829

15. Variable Interest Entity

On June 18, 2018, the Company invested $2,219 in FGI Metrolina Property Income Fund, LP (the “Fund”), which intends to invest in real estate through a real estate investment trust which is wholly owned by the Fund. Upon analysis of the Fund’s capital structure, related contractual relationships and terms, nature of the Fund’s operations and purpose, as well as our involvement with the entity, we have determined that the Fund represents a variable interest entity (VIE) investment of the Company. Applicable guidance requires us to consolidate those VIEs where we are determined to be the primary beneficiary. The primary beneficiary is the entity that has both 1) the power to direct the activities of the VIE which most significantly affect the VIE’s economic performance; and 2) the obligation to absorb losses or the right to receive the benefits that could be potentially significant to the VIE. The Company’s investment in the Fund is that of a limited partner with a 49.5% ownership interest. As limited partners in the Fund do not have the authority to direct the operations of the Fund, we have determined we are not the primary beneficiary of the VIE, and, accordingly, have accounted for this investment under the equity method of accounting.

As of September 30, 2018 and December 31, 2017, the total assets of the Fund were $4,481 and $0, respectively. Our maximum exposure to loss associated with our investment in the Fund was $2,219 and $0 as of September 30, 2018 and December 31, 2017, respectively. The Company’s maximum exposure to loss associated with the Fund is limited to our investment as we are under no further obligation to send additional capital, or cover losses of the Fund beyond that of our initial investment. Our investment of $2,219 and $0 is reflected on our balance sheet under the heading “Other investments” as of September 30, 2018 and December 31, 2017, respectively. Although it is not the Company’s intent, should the Company’s ownership percentage in the Fund exceed 50% of the total ownership interest in the Fund, we would be required to consolidate the Fund’s financial statements with our results in future periods as we would be deemed to have a controlling interest in the Fund.

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

Statutory Surplus and Capital Requirements

In order to retain its certificates of authority in Louisiana and Florida, Maison is required to maintain a minimum capital surplus of $5,000 and $35,000, respectively. As of September 30, 2018, Maison’s capital surplus was $35,633.

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

States routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of September 30, 2018, Maison held certificates of deposit with an estimated fair value of approximately $100 and $300 as a deposit with the LDI and FOIR, respectively. Maison also held cash investment securities with an estimated fair value of approximately $1,961 as a deposit with the TDI.

Surplus Notes

PIH, as the parent company of Maison, is subject to the insurance holding company laws of the State of Louisiana, which, among other things, regulate the terms of surplus notes issued by insurers to their parent company. As of September 30, 2018, Maison’s capital includes five surplus notes issued to PIH in the amount of $10,100, all of which were approved by the LDI prior to their issuance. Notes accrue interest at 10% per annum. Interest payments on the notes are due annually, and are also subject to prior approval by the LDI. The Company’s surplus notes, as of September 30, 2018, are as follows.

Date of Issuance	Maturity Date	Principal Amount
December 21, 2015	December 21, 2019	850
September 29, 2016	September 29, 2020	3,450
November 14, 2016	November 14, 2018	550
September 28, 2017	September 28, 2019	2,950
December 28, 2017	December 28, 2019	2,300
		$10,100

Restrictions on Payments from our Subsidiary Companies

As an insurance holding company, we are dependent on dividends and other permitted payments from our subsidiary companies to serve as operating capital. The ability of Maison to pay dividends to us is subject to certain restrictions imposed under Louisiana insurance law, which is the state of domicile for Maison. Dividend payments from Maison may be further restricted pursuant to a consent agreement entered into with the LDI and the FOIR as a condition of our licensure in each state. Interest payments on the surplus notes issued to us by Maison are also subject to the prior approval of the LDI. Our other subsidiary companies collect the majority of their revenue through their affiliation with Maison. Our subsidiary company MMI earns commission income from Maison for underwriting, policy administration, claims handling, and other services provided to Maison. Our subsidiary company ClaimCor earns claims adjusting income for adjusting certain of the claims of Maison’s policyholders. While dividend payments from our other subsidiaries are not restricted under insurance law, the underlying contracts between Maison and our other subsidiary companies are regulated by, and subject to the approval of, insurance regulators.

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

As of September 30, 2018, the Company has not borrowed any funds under the Loan Agreement.

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

Operating Lease Commitments:

On February 28, 2018, we entered into an agreement to lease space located at 8750 N. Central Expressway, Dallas, Texas, 75231, which consists of approximately 3,000 square feet of office space. The lease term runs through April, 2021, with an option to extend the lease for an additional three year term subject to certain conditions. Rent is payable in monthly installments of approximately $6,000 and escalates by approximately 2% annually.

As of September 30, 2018, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, Tampa, Florida, and Dallas, Texas.

Year ending September 30,
2019	$449
2020	180
2021	64
2022 and thereafter	–
$693

Capital Lease Commitments:

In March 2018, we entered into a master agreement to lease vehicles for the use of our sales representatives in Louisiana, Texas and Florida, which have been recorded as capital leases having a carrying value of approximately $164, which are reflected in “Property and equipment” in the Company’s balance sheet as of September 30, 2018. Future minimum lease payments, together with the present value of the net minimum lease payments as of September 30, 2018, are presented in the following table.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Year ending September 30,
2019	$57
2020	57
2021	39
Total minimum lease payments	153
Less: amount representing estimated executory costs included in total minimum lease payments	–
Net minimum lease payments	153
Less: amount representing interest	25
Present value of minimum lease payments	$128

The present value of the minimum lease payments of $128 has been recorded as a liability on the Company’s balance sheet, included in “Accounts payable and other accrued expenses” as of September 30, 2018.

19. Subsequent Events

On October 10, 2018, Hurricane Michael made landfall near Mexico Beach, Florida, as a Category 4 hurricane as the thirteenth named storm of the 2018 Atlantic hurricane season. Although the Company insures properties from the peril of wind throughout the State of Florida, its exposure in the panhandle area of the State that experienced the most significant damage from the storm was minimal such that we anticipate that both our gross and net incurred losses from the storm, at this time, should not exceed $800, and thus not exceed the retention under our catastrophe excess of loss reinsurance program, which is currently $10,000.

Furthermore, on November 1, 2018, the Company’s policyholders in East Texas and Louisiana experienced severe storms, which produced tornados and other wind damage throughout the region. The Company’s current estimate of both gross and net incurred losses for these storms is not expected to exceed $1,200.

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

Overview

We are an insurance holding company specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. These markets are characterized as regions where larger, national insurers have reduced their market share in favor of other, less catastrophe-exposed markets. These markets are also characterized by state-administered residual insurers controlling large market shares. These unique markets can trace their roots to Hurricane Andrew, after which larger national carriers limited their capital allocation and approaches to property risk aggregation. These trends accelerated again after back to back exceptionally active hurricane seasons in 2004 and 2005. However, the decade following Hurricane Katrina in 2005 had relatively few losses arising from tropical storm activity, which led to declines in reinsurance pricing and increases in its availability. We were incorporated on October 2, 2012 in the State of Delaware to take advantage of these favorable dynamics where premium could be acquired relatively more quickly and under less competitive pressure than in other property insurance markets and reinsurance, a significant expense for primary insurers, was declining from record high levels. We execute on this opportunity via a management team with expertise in the critical facets of our business: underwriting, claims, reinsurance, and operations. Within our three-state market, we seek to sell our products in territories with the highest rate per exposure and the least complexity in terms of risk. Further, we seek to leverage our increasingly geographically diverse insurance portfolio to gain efficiencies with respect to reinsurance. As of September 30, 2018, we covered risks on over 62,000 policies, an increase of over 51% from one year prior.

On November 19, 2013, we changed our legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc., and on March 31, 2014, we completed an initial public offering of our common stock. Prior to March 31, 2014, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned holding company based in Canada. As of September 30, 2018, KFSI and its affiliates no longer held any of our outstanding shares of common stock, but did hold warrants that, if exercised, would cause KFSI and its affiliate to hold an approximate 20.0% ownership interest in our common stock. In addition, as of September 30, 2018, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 45.4% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

We have three wholly-owned subsidiaries: Maison Insurance Company, or “Maison”, Maison Managers Inc., or “MMI”, and ClaimCor, LLC, or “ClaimCor”.

Through Maison, we began providing property and casualty insurance to individuals in Louisiana in December 2012. In September 2015, Maison began writing manufactured home policies in the State of Texas on a direct basis, and in December 2017, Maison began writing wind/hail only policies in Florida via the assumption of policies from Florida Citizens Property Insurance Corporation (“FL Citizens”). Our current insurance offerings in Louisiana, Texas, and Florida include homeowners insurance, manufactured home insurance and dwelling fire insurance. We write both full peril property policies as well as wind/hail only exposures and we produce new policies through a network of independent insurance agencies. We refer to the policies we write through independent agencies as voluntary policies versus those policies we have assumed through state-run insurers such as FL Citizens, which we refer to as take-out policies. We also wrote commercial business in Texas through a quota share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we had assumed wind/hail only exposures on certain churches and related structures that Brotherhood insures throughout the State of Texas. We discontinued this business effective January 1, 2018 as a result of our evaluation of the risk adjusted returns on this portion of our business.

Maison has also participated in the last six rounds of take-outs from Louisiana Citizens Property Insurance Corporation, or “LA Citizens”, occurring on December 1st of each year, as well as the inaugural depopulation of policies from the Texas Windstorm Insurance Association, or “TWIA”, which occurred on December 1, 2016. Under these programs, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by LA Citizens and TWIA. The majority of policies that we have obtained through LA Citizens as well as all of the policies we have obtained through TWIA cover losses arising only from wind and hail. Prior to our take-out, some of the LA Citizens and TWIA policyholders may not have been able to obtain such coverage from any other marketplace. As discussed below, due to the significant reduction of policies available when compared to those available for assumption in prior years, the Company will not participate in the December 1, 2018 assumption of policies from LA Citizens.

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

On September 29, 2017, Maison received authorization from the FOIR to assume personal lines policies from FL Citizens pursuant to a proposal of depopulation which Maison filed with FL Citizens on August 18, 2017. Accordingly, on December 19, 2017, Maison entered the Florida market via the assumption of 3,444 policies from FL Citizens covering the perils of wind and hail only. As of September 30, 2018, approximately 2,181 of these policies had renewed, becoming direct business for Maison, while approximately 867 policies remained under the assumption agreement with FL Citizens. On September 27, 2018, Maison was once again approved to take-out up to 9,563 personal, residential, wind-only policies from FL Citizens on the depopulation to occur on December 19, 2018.

MMI serves as our management services subsidiary, known as a managing general agency, and provides underwriting, policy administration, claims administration, marketing, accounting and other management services to Maison. MMI contracts primarily with independent agencies for policy sales and services, and also contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by, and subject to, the regulatory oversight of the LDI, TDI and FOIR. MMI earns commissions on a portion of the premiums Maison writes, as well as a per policy fee which ranges from $25-$75 for providing policy administration, marketing, reinsurance contract negotiation, and accounting and analytical services.

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

The Company has also received approval from its state regulators to form a captive reinsurance vehicle, which will provide Maison with $5,000 of coverage excess of $5,000 retention per event with an annual limit of $5,000. We have engaged Horseshoe Re Limited, a Bermuda-based insurance services firm, to facilitate the formation and administration of this vehicle.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Business Strategy

Our primary goal is to continue to expand our property and casualty writings. Our goal for Louisiana, the first state where we began to offer insurance, has been to establish a market share of 2% to 3%. We plan to expand our writings in Louisiana and other states through:

●	Increasing our number of voluntary policies. We believe that ease of use enhancements for our web-based agent quoting portal as well as refining our product offerings has positioned us to continue to experience organic new policy growth through our independent agencies. Our goal is to continue to grow through strategic relationships with agencies in the states where we currently provide insurance and also potentially in new coastal markets in the United States. Our years of experience in coastal markets make us qualified to manage agent expectations and provide superior support and service for our policyholders.

●	Increasing our book of business through the depopulation of policies from state-run insurers. On December 19, 2017, we participated in the depopulation of wind/hail-only policies from FL Citizens, which has allowed us to quickly establish a significant presence in the State of Florida. We plan to participate in the December 2018 depopulation of policies from FL Citizens and continue to focus on wind/hail-only and other specialty products in the states of Florida, Louisiana, and Texas where we have extensive management experience.

●	Strategic acquisitions. We intend to explore growth opportunities through strategic acquisitions in coastal states, including Louisiana, Texas and Florida. We also plan to pursue complementary books of business provided they meet our underwriting criteria. We will evaluate each opportunity based on expected economic contribution to our results and support of our market expansion initiatives.

●	Attracting and retaining high-quality agents. We intend to focus our marketing efforts on maintaining and improving our relationships with highly productive independent agents, as well as on attracting new high quality agents in areas with a substantial potential for profitable growth.

●	Reducing our ratio of expenses to net premiums earned and using technology to increase our operating efficiency. We are committed to improving our profitability by reducing expenses through enhanced technologies and by increasing the number of policies that we write through the strategic deployment of our capital. We currently outsource our policy administration and a portion of our claims handling functions to third parties with our dedicated oversight and direction, which we believe results in increased service and lower expense and loss ratios.

The Company will continue to evaluate its existing book of business with an emphasis on risk-adjusted returns and rate adequacy. Accordingly, we have terminated our quota-share agreement with Brotherhood effective January 1, 2018 as a result of our evaluation of the risk-adjusted returns on this portion of our business.

Our Products

As of September 30, 2018, we covered risks on over 62,000 direct and assumed policies. Of these policies, approximately 60% of our policies are homeowner multi-peril, approximately 10% are manufactured home multi-peril policies, approximately 26% are wind/hail only policies, approximately 3% are multi-peril dwelling policies, and approximately 1% are dwelling fire policies.

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

Our direct in-force policy counts as well as assumed policies as of September 30, 2018 and December 31, 2017 were as follows:

	Policies in-force as of
Source of Policies	September 30, 2018	December 31, 2017

Homeowners	36,780	23,283
Manufactured Homes	5,992	4,975
Other Dwellings	5,450	5,187
Total Voluntary Policies	48,222	33,445

Assumed through LA Citizens Depopulation Program	10,184	12,002
Assumed through FL Citizens Depopulation Program	3,048	3,444
Assumed through Brotherhood Quota-Share Agreement	–	1,035
Assumed through TWIA Quota-Share Agreement	662	745
Total Assumed Policies	13,894	17,226

Total all Policies	62,116	50,671

On May 3, 2018, the Louisiana State Legislature sent House Bill No. 333 (“HB 333”) to the Louisiana Governor for executive approval, which was signed by the Governor on May 11, 2018 and became effective on August 1, 2018. HB 333 amends the law with respect to the depopulation of policies from LA Citizens. Prior to the adoption of HB 333, LA Citizens was required to offer all of its in-force policies for removal to the voluntary market at least once per year and was further required to offer for depopulation policies with all available geographic and risk characteristics that served to reduce the exposure of LA Citizens. The amendments under HB 333 allow LA Citizens, with approval of its board of directors, to choose which of its in-force policies to depopulate and not necessarily offer all, or any of its policies for removal to the voluntary market. In July 2018, the Company was notified by LA Citizens of the number of policies which would be available for assumption by all insurers electing to participate in the December 1, 2018 depopulation under the new law. Due to the significant reduction of policies available when compared to those available for assumption in prior years, the Company will not participate in the December 1, 2018 assumption of policies from LA Citizens.

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

The Company carries a net deferred income tax asset of $540 and $70 at September 30, 2018 and December 31, 2017, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income.

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

Analysis of Financial Condition

As of September 30, 2018 compared to December 31, 2017

Investments

The Company’s investments in fixed income and equity securities are classified as available-for-sale and are reported at estimated fair value. The Company held an investments portfolio comprised primarily of fixed income securities issued by the U.S. Government, government agencies and high quality corporate issuers. The fixed income portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by the investment committee of the Company’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk. Additionally, the Company’s investment committee is in place to identify, evaluate and approve suitable investment opportunities for the Company. This has resulted in a number of equity investments managed by the committee that represent approximately 8.2% of the estimated fair value of Company’s total investment portfolio as of September 30, 2018. Investments held by the Company’s insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

The table below summarizes, by type, the Company’s investments as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government	$7,834	9.7%	$2,698	4.9%
State municipalities and political subdivisions	6,352	7.8%	5,907	10.7%
Asset-backed securities and collateralized mortgage obligations	31,489	38.9%	19,867	36.0%
Corporate	27,916	34.5%	22,650	41.0%
Total fixed income securities	73,591	90.9%	51,122	92.6%

Equity securities:
Common stock	3,021	3.7%	2,460	4.4%
Warrants to purchase common stock	220	0.3%	154	0.3%
Rights to purchase common stock	94	0.1%	93	0.2%
Total equity securities	3,335	4.1%	2,707	4.9%

Short-term investments	697	0.9%	417	0.8%
Other investments	3,295	4.1%	945	1.7%
Total investments	$80,918	100.0%	$55,191	100.0%

Pursuant to the certificate of authority we received from the TDI, we are required to deposit securities with the State of Texas. These securities consist of fixed income securities listed in the table above having an amortized cost basis of $2,001 and an estimated fair value of $1,961 as of September 30, 2018.

The Company’s other investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has committed to a total investment of $1,000, of which the two entities have drawn down approximately $776 through September 30, 2018. The limited liability company is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016 is wholly owned by KFSI. The Company has accounted for these two investments under the cost method, as the investments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the investments or the underlying privately-owned companies.

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

Liquidity and Cash Flow Risk

The table below summarizes the fair value of the Company’s fixed income securities by contractual maturity as of September 30, 2018 and December 31, 2017. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	September 30, 2018		December 31, 2017
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
One year or less	$3,723	5.1%	$1,525	3.0%
More than one to five years	33,397	45.4%	22,995	45.0%
More than five to ten years	13,060	17.7%	13,138	25.7%
More than ten years	23,411	31.8%	13,464	26.3%
Total	$73,591	100.0%	$51,122	100.0%

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

At September 30, 2018 and December 31, 2017, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

	September 30, 2018		December 31, 2017
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$40,895	55.6%	$24,188	47.3%
Aa/Aa	7,033	9.6%	6,322	12.4%
A/A	14,643	19.9%	13,651	26.7%
BBB	11,020	14.9%	6,961	13.6%
Total fixed income securities	$73,591	100.0%	$51,122	100.0%

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

As a result of the analysis performed by the Company, there were no write-downs for other-than-temporary impairments related to investments for the three and nine months ended September 30, 2018 and 2017.

As of September 30, 2018, the gross unrealized losses for equity securities amounted to $97, fixed income securities amounted to $1,698, and there were no unrealized losses attributable to non-investment grade fixed income securities. At both September 30, 2018 and December 31, 2017, all unrealized losses on individual investments were considered temporary. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded the declines in value were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and other policy processing fees that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable and represent those costs related to acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC increased $2,781, to $9,566 as of September 30, 2018 compared to $6,785 as of December 31, 2017, corresponding to an increase in our unearned premium reserves over the same period. DPAC expressed as a percentage of unearned premium reserves was 19.3% and 17.2% as of September 30, 2018 and December 31, 2017, respectively. On December 19, 2017, we participated in our first depopulation of policies from FL Citizens. Under the terms of its depopulation program, FL Citizens does not charge insurers a ceding commission for those premiums assumed, unlike LA Citizens and TWIA, which charge a ceding commission of 16% and approximately 22% of the premiums assumed from each entity, respectively. As of December 31, 2017, we had approximately $5,692 in unearned premium related to our depopulation of FL Citizens policies, with no corresponding acquisition costs related to commissions paid on these premiums. As these premiums are earned and also as these policies renew, as was the case during the nine months ended September 30, 2018, our DPAC cost to unearned premium ratio has increased. As of September 30, 2018, unearned premium related to our depopulation of FL Citizens policies was $300. As we expect to participate in the December 2018 depopulation of policies from FL Citizens, we anticipate this trend to somewhat repeat beginning in the fourth quarter 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowances for credit losses, decreased by $7,337 to $3,494 as of September 30, 2018 from $10,831 as of December 31, 2017, due, in large part, to our collection of premiums due to us from LA and FL Citizens as of December 31, 2017.

Ceded Unearned Premiums

Ceded unearned premiums represents the unexpired portion of premiums which have been paid to the Company’s reinsurers. Ceded unearned premiums are charged to income over the terms of the respective reinsurance treaties. Our catastrophe excess of loss (“CAT XOL”) treaties, which run from June 1st of each year to May 31st of the following year, make up the majority of our ceded unearned premiums at both September 30, 2018 and December 31, 2017. As the ultimate amount of premium we will cede under our CAT XOL treaties is based upon the risks we cover as of September 30th of each treaty year, we must develop an estimate of the amounts due to our reinsurers at the inception of each treaty. Ceded premiums are earned by our reinsurers based upon actual amounts due for each treaty year, whereas cash payments made to our reinsurers are based upon an estimated schedule developed at the outset of each treaty year. At the end of each treaty year, estimated cash payments are reconciled with actual premiums due, and all premium balances are settled. This has resulted in the increase in the unearned portion of our ceded premiums year over year. We expect to cede approximately $33,900 in premiums under CAT XOL treaty year expiring May 31, 2019, compared to $24,800 for the treaty year which expired on May 31, 2018.

Reinsurance Recoverables

Reinsurance recoverable on both paid losses and loss reserves represents amounts due to the Company, or expected to be due to the Company from its reinsurers, based upon claims and claim reserves which have exceeded the retention amount under our reinsurance treaties. As of September 30, 2018, we have recorded an expected recovery of $4,903 on paid losses as well as $5,695 on loss and loss adjustment expense reserves, compared to $1,952 and $8,971, respectively, as of December 31, 2017. Our expected recoveries at both periods relate primarily to Hurricane Harvey, which impacted our policyholders in Texas and Louisiana in August, 2017. In 2018, we have revised our estimate of the ultimate gross losses we expect to incur from Hurricane Harvey to $27,900, from our estimate of $27,000 as of December 31, 2017. As our retention is $5,000 under our CAT XOL treaty, we expect to recover approximately $22,900 from our reinsurers from this event. As of September 30, 2018, we had collected $18,513, with the remaining $1,352 recorded as a recoverable on paid losses and $3,035 recorded as a recoverable on loss and loss adjustment expense reserves.

Funds Deposited with Reinsured Companies

Funds deposited with reinsured companies represents collateral we have placed on deposit with Brotherhood based upon our quota-share agreement (which terminated on January 1, 2018) to reinsure a portion of Brotherhood’s business for wind/hail coverage only. Our deposit decreased to $524 as of September 30, 2018 from $2,250 as of December 31, 2017 as we have applied the collateral placed on deposit to our quota-share portion of losses Brotherhood has paid during the nine months ended September 30, 2018 with respect to Hurricane Harvey, which impacted a number of churches Brotherhood insures on or near the Gulf Coast of Texas in August 2017. The losses we incur with respect to our quota share agreement with Brotherhood are subject to our CAT XOL treaty; thus we are able to include these Hurricane Harvey losses in the ultimate $22,900 that we expect to recover from our reinsurers as previously discussed under the heading “Reinsurance Recoverables”.

Current Income Taxes Recoverable

Current income taxes recoverable were $1,370 as of September 30, 2018 compared to $64 as of December 31, 2017, representing the estimate of both the Company’s state and federal income taxes due or receivable as of each date, less estimated payments made.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Net Deferred Income Taxes

The Company’s net deferred tax asset increased $470, to $540 as of September 30, 2018, from $70 as of December 31, 2017, due, in large part, to the increase in deferred tax assets associated with our unearned premium reserves as well as the unrealized losses on our bond portfolio. Net deferred income taxes are comprised of approximately $3,030 of deferred tax assets, net of approximately $2,490 of deferred tax liabilities as of September 30, 2018, compared to $2,073 of deferred tax assets, net of $2,003 of deferred tax liabilities as of December 31, 2017.

Property and Equipment

Property and equipment increased $138 to $343 as of September 30, 2018 compared to $205 as of December 31, 2017, due, in part, to the fact that the Company entered into vehicle lease agreements in the first quarter of 2018, which vehicles will be used by our sales representatives in Texas, Louisiana and Florida. Also included in property and equipment are computers, office equipment, and improvements at our leased facilities in Tampa, Florida and Baton Rouge, Louisiana, shown net of accumulated depreciation. Our policy for the capitalization and depreciation of these assets can be found in Note 2 – Significant Accounting Policies in Item 1 of this report.

Other Assets

Other assets increased $247, to $1,135 as of September 30, 2018 from $888 as of December 31, 2017. The major components of other assets, and the change therein, are shown below.

Other Assets	September 30, 2018	December 31, 2017	Change
Accrued interest on investments	$384	$285	$99
Security deposits for facility leases	25	38	(13)
Prepaid expenses	707	556	151
Other	19	9	10
Total	$1,135	$888	$247

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred and but not reported (“IBNR”) loss events, as well as the related estimated loss adjustment expenses (“LAE”) gross of amounts expected to be recovered from reinsurance. The table below separates our loss reserves and LAE between IBNR and case specific estimates as of September 30, 2018 and December 31, 2017, and also shows the expected reinsurance recoverable on those reserves.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
September 30, 2018
Homeowners(1)	$5,369	$443	$5,812	$4,170	$9,982	$2,288
Special Property(2)	2,479	321	2,800	1,390	4,190	3,407
Total	$7,848	$764	$8,612	$5,560	$14,172	$5,695

December 31, 2017
Homeowners	$2,438	$260	$2,698	$1,971	$4,669	$1,562
Special Property	5,307	103	5,410	3,409	8,819	7,409
Total	$7,745	$363	$8,108	$5,380	$13,488	$8,971

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

Gross reserves as of September 30, 2018 were $14,172, an increase of $684 from December 31, 2017. As of September 30, 2018, gross reserves in the approximate amount of $3,035 have been established for PCS Catastrophe 1743, or Hurricane Harvey, a major storm which made initial landfall in the United States as a Category 4 hurricane near Rockport, Texas in August 2017, compared to gross reserves in the amount of $7,124 for Hurricane Harvey as of December 31, 2017. At December 31, 2017, we had anticipated our total incurred losses from Hurricane Harvey to be $27,000 on a gross basis, which we have revised to $27,900 as of September 30, 2018. After recoveries under our catastrophe excess of loss reinsurance program, our net incurred losses remain at $5,000 as of both periods; thus we experienced no net adverse development during the first nine months of 2018 as a result of Hurricane Harvey. Furthermore, we have released reserves from prior accident years (for losses unrelated to Hurricane Harvey), resulting in prior period redundancy of $123 for the current quarter and $1,922 for the nine months ended September 30, 2018. The reinsurance recoverable on reserves as of September 30, 2018 was $5,695, a decrease of $3,276 from December 31, 2017, due, in large part, to recoveries collected from our reinsurers under our catastrophe excess of loss program for Hurricane Harvey losses. As a result of the foregoing, net loss reserves were $8,477 and $4,517 as of September 30, 2018 and December 31, 2017, respectively.

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

Unearned Premium Reserves

Unearned premium reserves increased $9,941 to $49,464 as of September 30, 2018 compared to $39,523 as of December 31, 2017, which corresponds to the increase in premium we have written, particularly in the State of Texas, during the first nine months of 2018. The following table outlines the change in unearned premium reserves by state and by line of business.

	September 30, 2018	December 31, 2017	Change
Homeowners - LA	$17,451	$16,920	$531
Special Property - LA	8,836	9,050	(214)
Total Louisiana	26,287	25,970	317

Homeowners – TX	15,404	4,717	10,687
Special Property – TX	3,752	3,454	298
Total Texas	19,156	8,171	10,985

Special Property – FL	4,021	5,382	(1,361)
Total Florida	4,021	5,382	(1,361)

Unearned Premium Reserves	$49,464	$39,523	$9,941

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable increased $4,096, to $9,628 as of September 30, 2018 compared to $5,532 as of December 31, 2017. The bulk of the balance payable as of both dates represents quarterly installment payments due under our catastrophe reinsurance programs, which are paid in the first month of each quarter. See “Ceded Premiums Written” under the heading “Results of Operations” below for further information on the premium we have ceded under our reinsurance programs.

Agency Commissions Payable

Agency commissions payable increased $270 to $965 as of September 30, 2018 versus $695 as of December 31, 2017. As agency commissions are paid in arrears, this balance represents commissions owed to the Company’s independent agencies on policies written throughout the months ended September 30, 2018 and, December 31, 2017 respectively. Since the commissions we pay to our independent agencies are based upon a percentage of the premium our agencies write, the balance due will vary directly with the volume of premium written each month.

Premiums Collected in Advance

Advance premium deposits increased $1,521 to $2,599 as of September 30, 2018 from $1,078 as of December 31, 2017, and represent cash the Company has received for policies which were not yet in-force as of September 30, 2018 and December 31, 2017, respectively. Upon the effective date of coverage, advance premiums are reclassified to the unearned premium reserve account.

Funds Held under Reinsurance Treaties

Funds held under reinsurance treaties represents collateral we have received on deposit from our reinsurers under our catastrophe excess of loss treaties and is intended to fund those reinsurers’ pro-rata portion of the reserves we have established for losses and loss adjustment expenses as of December 31, 2017. As of September 30, 2018 deposits were $158, compared to $206 as of December 31, 2017. This balance decreased by $48 as a portion of the balance was applied to reinsurance recoveries due to us on paid losses during the nine months ended September 30, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses increased $1,528, to $5,801 as of September 30, 2018 compared to $4,273 as of December 31, 2017. The largest driver of the change when comparing periods was the change in unearned policy fees, which correlates directly with the premium we write, and increased by $1,171 from December 31, 2017. The components of accounts payable and other accrued expenses, as well as the change therein, are shown below.

	September 30, 2018	December 31, 2017	Change
Accrued employee compensation	$112	$51	$61
Accrued professional fees	751	587	164
Unearned policy fees	1,625	454	1,171
Accrued premium taxes and assessments	2,355	2,703	(348)
Capital lease obligations	128	–	128
Other accounts payable	830	478	352
Total	$5,801	$4,273	$1,528

Related Party Transactions

Performance Share Grant Agreement

On March 26, 2014, the Company entered into a Performance Share Grant Agreement (“PSGA”) with Kingsway America, Inc. (“KAI”, a wholly owned subsidiary of KFSI), whereby KAI was entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones regarding the Company’s stock price. Pursuant to the terms of the PSGA, if at any time the last sales price of the Company’s common stock equaled or exceeded: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI would have received 125,000 shares of the Company’s common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI would have received 125,000 shares of the Company’s common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI would have received 125,000 shares of the Company’s common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). As of July 24, 2018, the date in which the PSGA was terminated as discussed below, the Company had not issued any shares under the PSGA.

On July 24, 2018, the Company entered into a Termination Agreement with KAI, pursuant to which KAI agreed to terminate the PSGA in exchange for a payment of $1,000, which has been recorded as a charge under the heading “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the three and nine months ended September 30, 2018. As a result of the Termination Agreement, KAI has no further rights to any of the performance share grants contemplated by the PSGA. Mr. Larry G. Swets, Jr., who is a director of the Company, also serves as a director of KFSI.

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

Subsequent to the issuance of the Series B Preferred Shares, 1347 Advisors transferred 60,000 of its 120,000 Series B Preferred Shares to IWS Acquisition Corporation, an affiliate of KFSI. On January 2, 2018, the Company entered into a Stock Purchase Agreement with 1347 Advisors and IWS Acquisition Corporation, pursuant to which the Company repurchased 60,000 Series B Preferred Shares from 1347 Advisors for an aggregate purchase price of $1,740, representing (i) the par value of the Series B Preferred Shares, or $1,500; and (ii) declared and unpaid dividends with respect to the dividend payment due on February 23, 2018, or $240. Also in connection with the Stock Purchase Agreement, the Performance Shares Grant Agreement, dated February 24, 2015, between the Company and 1347 Advisors was terminated. In connection with the termination, the Company made a cash payment of $300 to 1347 Advisors. Upon termination of the MSA Agreement, the Company recorded an increase of approximately $54 to additional paid in capital, representing the estimated fair value of the Performance Share Grant Agreement on grant date. Upon the termination of the Performance Share Grant Agreement, we compared the amount previously recorded in additional paid in capital to the amount paid to terminate the agreement, resulting in a reversal of the $54 originally recorded to additional paid in capital as well as a charge of $246 recorded to “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the nine months ended September 30, 2018.

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

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the shares had a mandatory redemption date of February 24, 2020, applicable guidance required that we classify the shares as a liability on our consolidated balance sheet, rather than recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 redemption amount plus dividends expected to be paid on the shares while outstanding, discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $0 and $93 was charged to operations for the three months ended September 30, 2018 and 2017, respectively. Upon our repurchase of the Series B Preferred shares in both January and February 2018, we compared the amortized carrying amount of the liability to the amount paid to repurchase the shares, resulting in a charge of $366 to “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the nine months ended September 30, 2018.

Investment in Limited Liability Company and Limited Partnership

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $341 as of September 30, 2018. The managing member of Argo, Mr. John T. Fitzgerald, was also appointed to KFSI’s board of directors on April 21, 2016, and appointed to the role of Chief Executive Officer for KFSI on September 5, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Also, on June 18, 2018, the Company invested $2,219 as a limited partner in Metrolina Property Income Fund, LP (the “Fund”). The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. As of September 30, 2018, the Company’s investment represents a 49.5% ownership stake in the Fund.

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

Contractual Obligations

As of September 30, 2018, the Company had the following amounts due under its operating and capital leases for its office facilities and equipment in Louisiana, Florida and Texas.

Year ending September 30,	Operating Leases	Capital Leases	Total
2019	$449	$57	$506
2020	180	57	237
2021	64	39	103
2022 and thereafter	–	–	–
Total	$693	$153	$846

Shareholders’ Equity

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 preferred shares designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). In addition, on March 26, 2018, we issued an additional 60,000 shares of Series A Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and will be payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018, when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Series A Preferred Stock was on June 1, 2018. On June 15, 2018, the Company made its initial dividend payment to holders of record of Preferred Stock on June 1, 2018, in the amount of $408. Also, on August 14, 2018, the Board declared a dividend payable to holders of record of Preferred Stock as of September 1, 2018. The dividend, in the amount of $350, was paid on September 17, 2018. On November 12, 2018, the Board declared a dividend payable to holders of record of Preferred Stock as of December 1, 2018. The dividend, in the amount of $350, will be paid on December 17, 2018. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Preferred Stock per year.

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

The table below presents the primary drivers behind the changes to total shareholders’ equity for the nine months ended September 30, 2018.

	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity
Balance, January 1, 2018	–	5,984,766	151,359	$46,802
Issuance of Series A Preferred Stock	700,000	–	–	16,493
Repurchase of Performance Shares	–	–	–	(54)
Stock compensation expense	–	7,666	–	236
Net loss	–	–	–	(28)
Dividends declared on Series A Preferred Shares				(758)
Unrealized losses on investment portfolio (net of income taxes)	–	–	–	(1,010)
Balance, September 30, 2018	700,000	5,992,432	151,359	$61,681

Results of Operations

Three and Nine Months Ended September 30, 2018 Compared with Three and Nine Months Ended September 30, 2017

Gross Premiums Written

The following table shows our gross premiums written by state and by line of business for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,			Nine months ended September 30,
Line of Business	2018	2017	Change	2018	2017	Change
Homeowners-LA	$8,935	$9,069	$(134)	$25,058	$25,540	$(482)
Special Property-LA	3,954	3,420	534	12,662	10,732	1,930
Total Louisiana	12,889	12,489	400	37,720	36,272	1,448

Homeowners-TX	9,170	2,206	6,964	22,568	4,934	17,634
Special Property-TX	1,620	2,468	(848)	5,690	7,611	(1,921)
Total Texas	10,790	4,674	6,116	28,258	12,545	15,713

Special Property-FL	2,608	–	2,608	4,605	–	4,605
Total Florida	2,608	–	2,608	4,605	–	4,605

Gross Premium Written	$26,287	$17,163	$9,124	$70,583	$48,817	$21,766

The increase in gross written premiums was primarily the result of organic growth in voluntary production from our independent agencies in Texas, as well as the assumption of premium through our depopulation of policies from FL Citizens.

Ceded Premiums Written

Ceded premiums written increased by $1,972 to $8,023 for the three months ended September 30, 2018, compared to $6,051 for the third quarter 2017. For the nine month periods ended September 30, 2018 and 2017, ceded written premiums were $23,541 and $16,426, respectively. The increase in ceded premiums written is primarily due to an increase in the total insured value of the Company’s book of business year over year, the change in the geographic mix of coverage that we provide, as well as an increase in the limits purchased under our catastrophe excess of loss reinsurance (“CAT XOL”). The following table is a summary of the key provisions under the reinsurance treaties which covered the three and nine months ended September 30, 2018 and 2017.

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

The total cost of our CAT XOL coverage is estimated to be approximately $33,900 for the 2018/2019 treaty year, based upon the exposures we insured as of September 30, 2018. In comparison, the total cost of our CAT XOL coverage for the 2017/2018 treaty year was approximately $24,800.

Net Premium Earned

The following table shows our net premiums earned by line of business.

	Three months ended September 30,			Nine months ended September 30,
Line of Business	2018	2017	Change	2018	2017	Change
Homeowners-LA	$4,803	$5,566	$(763)	$15,927	$15,517	$410
Special Property-LA	1,867	1,610	257	7,282	4,745	2,537
Total Louisiana	6,670	7,176	(506)	23,209	20,262	2,947

Homeowners-TX	5,329	928	4,401	10,956	1,893	9,063
Special Property-TX	170	528	(358)	33	2,877	(2,844)
Total Texas	5,499	1,456	4,043	10,989	4,770	6,219

Special Property-FL	1,292	–	1,292	5,203	–	5,203
Total Florida	1,292	–	1,292	5,203	–	5,203

Net premium earned	$13,461	$8,632	$4,829	$39,401	$25,032	$14,369

Premium earned on a gross and ceded basis is as shown in the following table.

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Gross premium earned	$21,809	$14,907	$6,902	$60,642	$42,469	$18,173
Ceded premium earned	8,348	6,275	2,073	21,241	17,437	3,804
Net premium earned	$13,461	$8,632	$4,829	$39,401	$25,032	$14,369

Other Income

Other income increased $55 to $529 for the quarter ended September 30, 2018, compared to $474 for the same period in 2017. For the nine month periods ended September 30, 2018 and 2017, other income was $1,585 and $1,262, respectively. Other income is comprised of claims adjusting fee revenue earned by our subsidiary, ClaimCor, policy fee income charged to our policyholders for inspections, premium financing fees for those policyholders which elect to pay their premiums on an installment basis, and also commission revenue resulting from a brokerage sharing agreement between our insurance subsidiary, Maison, and the intermediary Maison uses to place its CAT XOL reinsurance program.

Net Losses and Loss Adjustment Expenses

Net losses and LAE represent both actual payments made and changes in estimated future payments to be made to our policyholders. The following table sets forth the components of our losses and loss ratios (net losses and loss adjustment expenses divided by net premiums earned) for the periods presented.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)
Catastrophe losses(1)	$1,800	13.4%	$5,000	57.9%	$6,800	17.3%	$5,000	20.0%
Weather-related non-cat losses	1,322	9.8%	881	10.2%	5,209	13.2%	4,453	17.7%
Non-weather related losses	5,657	42.0%	2,836	32.9%	9,687	24.6%	6,500	26.0%
Total current accident year losses	8,779	65.2%	8,717	101.0%	21,696	55.1%	15,953	63.7%
Prior period redundancy(2)	(123)	(0.9)%	(922)	(10.7)%	(1,922)	(4.9)%	(2,144)	(8.5)%
Total net losses and LAE incurred	$8,656	64.3%	$7,795	90.3%	$19,774	50.2%	$13,809	55.2%

(1)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25,000 of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a Catastrophe loss as a PCS event where our estimated gross incurred loss exceeds $2,500. In prior periods, we had defined a Catastrophe loss as an event where our estimated gross incurred loss exceeded $1,500. Due to the general increase in the premiums we write year over year, we have determined $2,500 gross incurred losses to be a better indicator of a catastrophic event with respect to the exposures we currently insure. Prior year loss data has been restated to reflect this new definition.

(2)	Prior period redundancy represents the ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

Our net loss ratio for the quarter ended September 30, 2018 was 64.3% compared to 90.3% for the same quarter last year. Our net loss ratio for the third quarter 2017 was negatively affected by Hurricane Harvey, which exceeded the retention of our CAT XOL program then in place, resulting in $5,000 in catastrophe losses for the quarter. In comparison, catastrophe losses for the third quarter 2018 were $1,800, resulting primarily from loss development on a severe hailstorm in Dallas, TX and surrounding areas in the first week of June 2018. We anticipate our total incurred losses from this storm to be $6,800 on both a gross and net basis, as the retention on our CAT XOL program in place effective June 1, 2018 is $10,000.

We have also released reserves from prior accident years for both the quarters ended September 30, 2018 and 2017, resulting in a benefit to our current loss ratio of approximately 0.9% and 10.7%, respectively.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred acquisition costs for the quarter ended September 30, 2018 was $3,929, compared to $2,755 for the quarter ended September 30, 2017, and includes items such as commissions earned by our agencies, premium taxes, assessments, and policy processing fees. Expressed as a percentage of gross premiums earned, amortization was 18.1% for the third quarter, 2018, compared to 18.5% for the third quarter, 2017. For the nine month periods ended September 30, 2018 and 2017, this ratio was 17.9% and 18.5%, respectively. On December 19, 2017, we participated in our first depopulation of policies from FL Citizens. Under the terms of its depopulation program, FL Citizens does not charge insurers a ceding commission for those premiums assumed, unlike LA Citizens and TWIA, which charge a ceding commission of 16% and approximately 22% of the premiums assumed from each entity, respectively. As these premiums are earned, we expect that the ratio of deferred policy acquisition cost amortization to gross premiums earned will decrease, as was the case during the nine months ended September 30, 2018. Upon renewal of the policies which we have assumed from FL Citizens, however, we will pay our customary commission percentage to our independent agencies, which will be charged to deferred policy acquisition cost amortization throughout the coverage period of the renewal policies. These policies began to renew in April 2018, thus we anticipate that our deferred policy amortization ratio will continue to increase to 18%-19% of gross earned premium.

General and Administrative Expenses

General and administrative expenses increased $1,373 to $3,518 for the quarter ended September 30, 2018, compared to $2,145 for the quarter ended September 30, 2017. Expressed as a percentage of gross premium earned, general and administrative expenses were 16.1% and 14.4%, respectively. The largest driver in the increase in general and administrative expense were fees associated with preparing surveys and underwriting reports on the properties that we insure or potentially insure. Additionally, we have restructured our CAT XOL reinsurance treaty effective June 1, 2018 such that the costs of brokerage paid to place the treaties are charged to general and administrative expense, rather than being treated as premium ceded, as in past treaty years. This has resulted in an additional $266 in general and administrative expense when comparing quarters, or 1.2% of gross premium earned for the quarter ended September 30, 2018. We have also undergone enhancements to our policy processing and administration systems, which resulted in third party programming and testing fees in the quarter ended September 30, 2018.

Series B Preferred Shares and Performance Shares

As previously discussed under the heading “Related Party Transactions,” we recorded amortization charges of $33 and $276, as well as a charge of $1,612 and $0, for the nine months ended September 30, 2018 and 2017, respectively, which were related to our issuance and repurchase of our Series B Preferred Shares and our Performance Shares.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

$ amounts in thousands, except per share data

Income Tax Expense

Income tax expense for the nine months ended September 30, 2018 was $4, on pretax losses of $24 compared to a tax benefit of $397 on pretax losses of $1,493 for the nine months ended September 30, 2017, resulting in an effective tax rate of (16.7)% and 26.6%, respectively. The passage of the Tax Cuts and Jobs Act on December 22, 2017 reduced the corporate federal income tax rate to 21% beginning January 1, 2018. Our actual effective tax rate varies from the statutory federal income tax rates as shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	34.0%	21.0%	34.0%
State income tax (net of federal tax benefit)	0.4%	0.2%	27.0%	(7.0)%
Non-deductible expenses	(0.1)%	(0.1)%	(64.7)%	(0.4)%
Effective rate for income taxes	21.3%	34.1%	(16.7)%	26.6%

Net Income

As a result of the foregoing, the Company’s net loss for the third quarter 2018 was $2,114, or $(0.41) per diluted share after deducting dividends paid on our preferred shares in the amount of $350, compared to a loss of $2,263, or $(0.38) per diluted share for the third quarter of 2017. For the nine months ended September 30, 2018 and 2017, net loss was $28, or $(0.13) per diluted share and $1,096, or $(0.18) per diluted share, respectively.

Weather Related Losses Subsequent to September 30, 2018

On October 10, 2018, Hurricane Michael made landfall near Mexico Beach, Florida, as a Category 4 hurricane as the thirteenth named storm of the 2018 Atlantic hurricane season. Although the Company insures properties from the peril of wind throughout the State of Florida, its exposure in the panhandle area of the State that experienced the most significant damage from the storm was minimal such that we anticipate that both our gross and net incurred losses from the storm, at this time, should not exceed $800, and thus not exceed the retention under our catastrophe excess of loss reinsurance program, which is currently $10,000.

Furthermore, on November 1, 2018, the Company’s policyholders in East Texas and Louisiana experienced severe storms, which produced tornados and other wind damage throughout the region. The Company’s current estimate of both gross and net incurred losses for these storms is not expected to exceed $1,200.

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

On April 23, 2018, the Company and MMI (collectively, the “Borrowers”) executed a $5,000 Commercial Business Loan Agreement and related Promissory Note (collectively, the “Loan Agreement”) with Hancock Bank, a trade name for Whitney Bank (the “Lender”). The Loan Agreement provides for a revolving line of credit of $5,000. The line of credit will expire on April 19, 2019, or such earlier date on which the line of credit shall have been terminated in accordance with the provisions of the Loan Agreement. Proceeds of borrowings under the Loan Agreement may be used to support working capital. The line of credit is secured by all accounts, equipment and general intangibles of the Borrowers, and all proceeds thereof.

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

As of September 30, 2018, the Company had not borrowed any funds under the Loan Agreement.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the nine months ended September 30, 2018 and 2017.

	Nine months ended September 30,
Summary of Cash Flows	2018	2017
Net cash provided by operating activities	$21,496	$3,832
Net cash used by investing activities	(27,187)	(21,182)
Net cash provided (used) by financing activities	12,140	(16)
Net increase (decrease) in cash and cash equivalents	$6,449	$(17,366)

Nine months ended September 30, 2018

For the nine months ended September 30, 2018, net cash provided by operating activities as reported on our consolidated statement of cash flows was $21,496, resulting from our collection of approximately $59,996 in premiums for the period (net of the amounts we have ceded to our reinsurers), less the payment of approximately $15,814 in loss and LAE expenses (net of ceded recoveries collected from our reinsurers). We also paid approximately $9,450 in commissions to our agencies, as well as to LA Citizens as ceding commissions on the premium we have assumed from them, and $3,362 in salaries and benefits paid to our employees. Lastly, cash payments in the approximate amount of $5,995 were made for taxes and assessments as well as $3,879 for all other general and administrative expenses.

The net cash used by investing activities as reported on our consolidated statement of cash flows was $27,187, resulting primarily from the net purchases of fixed income and other investments for our investment portfolio. Net cash provided by financing activities was $12,140, primarily as a result of net proceeds from our Series A Preferred Stock offering of approximately $16,500, less amounts paid to repurchase our Series B Preferred Shares in the amount of $3,300, less dividends on both our Series A and Series B Preferred Shares in the amount of $998.

As a result of the foregoing, cash and cash equivalents increased from $23,575 as of December 31, 2017 to $30,024 as of September 30, 2018.

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

State Deposits

States routinely require deposits of assets for the protection of policyholders. As of September 30, 2018, Maison held certificates of deposit with an estimated fair value of approximately $100 and $300 as a deposit with the LDI and FOIR, respectively. Maison also held cash and investment securities with an estimated fair value of approximately $1,961 as of September 30, 2018 as a deposit with the TDI.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Performance Share Grant Agreement

On March 26, 2014, the Company entered into a Performance Share Grant Agreement (“PSGA”) with Kingsway America, Inc. (“KAI”, a wholly owned subsidiary of KFSI), whereby KAI was entitled to receive up to an aggregate of 375,000 shares of PIH common stock upon achievement of certain milestones regarding the Company’s stock price. Pursuant to the terms of the PSGA, if at any time the last sales price of the Company’s common stock equaled or exceeded: (i) $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI would have received 125,000 shares of the Company’s common stock; (ii) $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI would have received 125,000 shares of the Company’s common stock (in addition to the 125,000 shares of common stock earned pursuant to clause (i) herein); and (iii) $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period, KAI would have received 125,000 shares of the Company’s common stock (in addition to the 250,000 shares of common stock earned pursuant to clauses (i) and (ii) herein). As of September 30, 2018, the Company had not issued any shares under the PSGA.

On July 24, 2018, the Company entered into a Termination Agreement with KAI. Pursuant to the Termination Agreement, KAI agreed to terminate the PSGA in exchange for the payment by the Company to KAI of $1,000. As a result of the Termination Agreement, KAI will have no further rights to any of the performance share grants contemplated by the PSGA. Mr. Larry G. Swets, Jr., who is a director of the Company, also serves as a director of KFSI.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
3.3	Certificate of Elimination of Certificate of Designations of Series B Preferred Shares of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 28, 2018).
3.4	Certificate of Designations of Cumulative Preferred Stock, Series A, of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2018).
10.1†	Amended and Restated Executive Restricted Stock Unit Agreement Under Share Matching Program, dated August 22, 2018, by and between 1347 Property Insurance Holdings, Inc. and Daniel E. Case (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Commission on August 28, 2018).
10.2	Termination Agreement, dated July 24, 2018, by and between 1347 Property Insurance Holdings, Inc. and Kingsway America Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2018).
10.3†	Form of Non-Employee Director Restricted Share Unit Agreement Under the 2018 Equity Incentive Plan (last updated August 2018).
10.4†	Form of Executive Restricted Share Unit Agreement for Share-Matching Grants Under the 2018 Equity Incentive Plan (last updated August 2018) (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on August 28, 2018).
10.5†	Form of Executive Stock Grant Agreement Under the 2018 Equity Incentive Plan (last updated August 2018) (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on August 28, 2018).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*Furnished

† Denotes management contracts or compensatory plans or arrangements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	November 13, 2018	By:	/s/ Douglas N. Raucy
Douglas N. Raucy, President, Chief Executive Officer
(principal executive officer)

Date:	November 13, 2018	By:	/s/ John S. Hill
John S. Hill, Vice President, Secretary and Chief Financial Officer
(principal financial and accounting officer)

