Form 10-K
period 2018-12-31
1347 Property Insurance Holdings, Inc.
filed 2019-03-20
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	[ ]	Accelerated Filer [ ]

Non-Accelerated Filer	[X]	Smaller Reporting Company [X]

Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the Registrant’s common stock held by non-affiliates was $20,074,973 on June 29, 2018, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 18, 2019, the total number of common shares outstanding of the Registrant’s common stock was 6,012,764.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1347 PROPERTY INSURANCE HOLDINGS, INC.

1347 PROPERTY INSURANCE HOLDINGS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “can,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “evaluate,” “forecast,” “goal,” “guidance,” “indicate,” “intend,” “likely,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probable,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “view,” “will,” “would,” “will be,” “will continue,” “will likely result” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these to be reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Management cautions that the forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation: our limited operating history as a publicly traded company and status as an emerging growth company; our ability to obtain market share; our ability to access capital; changes in economic, business and industry conditions; legal, regulatory and tax developments; our ability to comply with regulations imposed by the states of Louisiana, Texas and Florida and the other states where we may do business in the future; the ability of our insurance subsidiary, Maison Insurance Company to meet minimum capital and surplus requirements; our ability to participate in take-out programs; our ability to expand our business to other states; the level of demand for our coverage and the incidence of catastrophic events related to our coverage; our ability to compete with other insurance companies; inadequate loss and loss adjustment expense reserves; effects of emerging claim and coverage issues; the failure of third party adjusters to properly evaluate claims or the failure of our claims handling administrator to pay claims fairly; investment losses; climate change and increasing occurrences of weather-related events; increased litigation in the insurance industry; non-availability of reinsurance; our ability to recover amounts due from reinsurers; the accuracy of models used to predict future losses; failure of risk mitigation strategies and/or loss limitation methods; Maison Insurance Company’s failure to maintain certain rating levels; our ability to establish and maintain an effective system of internal controls; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; failure of our information technology systems, data breaches and cyber-attacks; the ability of our third-party policy administrator to properly handle our policy administration process; the requirements of being a public company; our ability to develop and implement new technologies; our ability to accurately price the risks that we underwrite; the amount of operating resources necessary to develop future new insurance policies; assumptions related to the rate at which our existing policies will renew; our status as an insurance holding company; the ability of our subsidiaries to pay dividends to us; our ability to attract and retain qualified personnel, including independent agents; the impact of tax reform; risks or disruptions to our business as a result of the public announcement of the sale of substantially all of our assets (the “Asset Sale”); the occurrence of any event, change or other circumstance that could give rise to the termination of the Equity Purchase Agreement governing the terms of the Asset Sale; an inability to complete the Asset Sale due to a failure to obtain the approval of our stockholders or a failure of any condition to the closing of the Asset Sale to be satisfied or waived by the applicable party; the extent of, and the time necessary to obtain, the regulatory approvals required for the Asset Sale; our ability to spend or invest the net proceeds from the Asset Sale in a manner that yields a favorable return; our receipt of a competing acquisition proposal from a third party acquirer that constitutes a superior proposal under the Equity Purchase Agreement; potential conflicts of interest of certain of our executive officers in the Asset Sale; the outcome of any litigation we may become subject to relating to the Asset Sale; an increase in the amount of costs, fees and expenses and other charges related to the Equity Purchase Agreement or the Asset Sale; risks arising from the diversion of management’s attention from our ongoing business operations; a decline in the market price for our common shares if the Asset Sale is not completed; a lack of alternative potential transactions if the Asset Sale is not completed; volatility or decline of the shares of FedNat Holding Company common stock to be received by us as consideration in the Asset Sale or limitations on our ability to sell or otherwise dispose of such shares; risks of being a minority stockholder of FedNat Holding Company if the Asset Sale is completed; disruptions in our operations from the Asset Sale that prevent us from realizing intended benefits of the Asset Sale; risks associated with our inability to identify and realize business opportunities, and undertaking of any new such opportunities, following the Asset Sale; our inability to execute on our investment and investment management strategy; potential loss of value of investments; risk of becoming an investment company; risks of being unable to attract and retain qualified management and personnel to implement and execute on our growth strategy following completion of the Asset Sale; and risks of our inability to continue to satisfy the continued listing standards of the Nasdaq following completion of the Asset Sale.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

ITEM 1. BUSINESS

Overview

1347 Property Insurance Holdings, Inc. (“PIH”, the “Company”, “we”, or “us”) is an insurance holding company specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. These markets are characterized as regions where larger, national insurers have reduced their market share in favor of other, less catastrophe exposed markets. These markets are also characterized by state-administered residual insurers controlling large market shares. These unique markets can trace their roots to Hurricane Andrew, after which larger national carriers limited their capital allocation and approaches to property risk aggregation. These trends accelerated again after back to back exceptionally active hurricane seasons in 2004 and 2005. However, the decade following Hurricane Katrina in 2005, had relatively few losses arising from tropical storm activity which led to declines in reinsurance pricing and increases in its availability. We were incorporated on October 2, 2012 in the State of Delaware to take advantage of these favorable dynamics where premium could be acquired relatively more quickly and under less competitive pressure than in other property insurance markets and where the cost of reinsurance, a significant expense for primary insurers, was declining from record high levels. We execute on this opportunity via a management team with expertise in the critical facets of our business: underwriting, claims, reinsurance, and operations. Within our three-state market, we seek to sell our products in territories with the highest rate per exposure and the least complexity in terms of risk. As of December 31, 2018 we covered risks under approximately 69,000 policies, an increase of over 35% from one year prior.

On November 19, 2013, we changed our legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc., and on March 31, 2014, we completed an initial public offering of our common stock. Prior to March 31, 2014, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. As of December 31, 2018, KFSI and its affiliates no longer held any of our outstanding shares of common stock, but did hold warrants that, if exercised, would cause KFSI and its affiliates to hold an approximate 20% ownership interest in our common stock. In addition, as of December 31, 2018, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 45% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

We have four wholly-owned subsidiaries: Maison Insurance Company, or “Maison”, Maison Managers Inc., or “MMI”, ClaimCor, LLC, or “ClaimCor”, and PIH Re, Ltd.

Through Maison, we began providing property and casualty insurance to individuals in Louisiana in December 2012. In September 2015, Maison began writing manufactured home policies in the State of Texas on a direct basis, and in December 2017, Maison began writing wind/hail only policies in Florida via the assumption of policies from Florida Citizens Property Insurance Corporation (“FL Citizens”). Our current insurance offerings in Louisiana, Texas, and Florida include homeowners insurance, manufactured home insurance and dwelling fire insurance. We write both full peril property policies as well as wind/hail only exposures and we produce new policies through a network of independent insurance agencies. We refer to the policies we write through independent agencies as voluntary policies versus those policies we have assumed through state-run insurers such as FL Citizens, which we refer to as take-out policies. We also wrote commercial business in Texas through a quota share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we had assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas. We discontinued this business effective January 1, 2018, as a result of our evaluation of the risk adjusted returns on this portion of our operations.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Maison has participated in six of the last seven rounds of take-outs from Louisiana Citizens Property Insurance Corporation, or “LA Citizens”, as well as the inaugural depopulation of policies from the Texas Windstorm Insurance Association, or “TWIA”, which occurred on December 1, 2016. Under these programs, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by LA Citizens and TWIA. The majority of policies that we have obtained through LA Citizens as well as all of the policies we have obtained through TWIA cover losses arising only from wind and hail. Prior to our take-out, some of the LA Citizens and TWIA policyholders may not have been able to obtain such coverage from any other marketplace. Effective August 1, 2018, House Bill No. 333 (“HB 333”) became effective as Act No. 131 in the State of Louisiana and amended the law with respect to the depopulation of policies from LA Citizens. In July 2018, the Company was notified by LA Citizens of the number of policies which would be available for assumption by all insurers electing to participate in the December 1, 2018 depopulation under the new law. Due to the significant reduction of policies available when compared to those available for assumption in prior years, the Company did not participate in the December 1, 2018 assumption of policies from LA Citizens.

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

On September 29, 2017, Maison received authorization from the FOIR to assume personal lines policies from Florida Citizens Property Insurance Corporation (“FL Citizens”). Accordingly, on December 19, 2017, Maison entered the Florida market via the assumption of approximately $5.7 million in premium on approximately 3,500 policies from FL Citizens covering the perils of wind and hail only. Maison also participated in the December 18, 2018 depopulation of policies from FL Citizens whereby Maison assumed an additional 3,950 policies covering the perils of wind and hail only.

MMI serves as our management services subsidiary, known as a managing general agency, and provides underwriting, policy administration, claims administration, marketing, accounting and other management services to Maison. MMI contracts primarily with independent agencies for policy sales and services, and also contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by, and subject to, the regulatory oversight of the Louisiana Department of Insurance (“LDI”), Texas Department of Insurance (“TDI”) and the FOIR. MMI earns commissions on a portion of the premiums Maison writes, as well as a per policy fee which ranges from $25-$75 for providing policy administration, marketing, reinsurance contract negotiation, and accounting and analytical services.

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

PIH Re, Ltd. is our Bermuda-domiciled reinsurance subsidiary. PIH Re, Ltd. was registered in Bermuda on December 6, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Equity Purchase Agreement with FedNat Holding Company

As previously announced on February 25, 2019, the Company, together with Maison, MMI and ClaimCor, entered into an Equity Purchase Agreement (the “Purchase Agreement”) with FedNat Holding Company, a Florida corporation (“Purchaser”), providing for the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor to Purchaser, on the terms and subject to the conditions set forth in the Purchase Agreement (the “Asset Sale”). As consideration for the sale of Maison, MMI and ClaimCor, Purchaser has agreed to pay the Company $51.0 million, consisting of $25.5 million in cash (the “Cash Consideration”) and $25.5 million in Purchaser’s common stock (the “Equity Consideration”) to be issued to the Company. In addition, upon closing of the Asset Sale (the “Closing”), up to $18.0 million of outstanding surplus note obligations payable by Maison to the Company, plus all accrued but unpaid interest (other than default rates of interest, penalties, late fees and other related charges), will be repaid to the Company.

The Equity Consideration is expected to be issued pursuant to the terms and conditions of a Standstill Agreement to be entered into among the Company and Purchaser at the Closing. The Company and Purchaser also plan to enter into a Registration Rights Agreement at the Closing providing for the registration under the Securities Act, as amended, of the resale of the Equity Consideration.

All of the employees of MMI are expected to become employees of Purchaser as of the Closing, either directly or by remaining employees of MMI, other than John S. Hill, the Company’s Chief Financial Officer, and Brian D. Bottjer, the Company’s Controller, who the Company expects to hire as employees of the Company after the Closing. Douglas N. Raucy, the Company’s current President and Chief Executive Officer and a director, and Dean E. Stroud, the Company’s current Vice President and Chief Underwriting Officer, have entered into employment agreements with Purchaser, with the effectiveness of such agreements subject to the occurrence of the Closing and continuous employment with the Company through the Closing.

The Company, and not its stockholders, will receive the Cash Consideration and the Equity Consideration from the Asset Sale. The Company does not intend to liquidate following the Closing. The Company’s board of directors will evaluate alternatives for the use of the Cash Consideration, which are expected to include using a portion of the Cash Consideration to conduct the business of PIH Re, Ltd., and launching a new growth strategy focused on reinsurance, investment management and new investment opportunities. The Company may form an additional reinsurance subsidiary in a suitable jurisdiction.

Purchaser’s obligation to close the Asset Sale is subject to Maison, MMI and ClaimCor having a consolidated net book value of at least $42 million at the Closing (without considering the effect of the repayment of the surplus notes), Maison having at the Closing statutory surplus of at least $29 million after accounting for the full repayment of all of the surplus notes in effect at the closing, total capital and surplus assets equal to or greater than 300% of its total risk-based capital on all authorized control level risk-based capital requirements as of December 31, 2018, and there being no change to Maison’s “A” rating with Demotech, Inc. as of the Closing, other than changes resulting from the execution of the Purchase Agreement or the circumstances of Purchaser.

In connection with the Purchase Agreement, the Company and Purchaser plan to enter into a Reinsurance Capacity Right of First Refusal Agreement (the “Reinsurance ROFR Agreement”) at the Closing pursuant to which the Company will have a right of first refusal to sell reinsurance coverage to the insurance company subsidiaries of Purchaser, providing reinsurance on up to 7.5% of annual in force limit of any layer in Purchaser’s catastrophe reinsurance program purchased by Purchaser and its subsidiaries, subject to the annual reinsurance limit of $15 million, on the terms and subject to the conditions set forth in the Reinsurance ROFR Agreement. All reinsurance sold by the Company pursuant to the right of first refusal will be memorialized in an agreement in such form and subject to such terms and conditions as are customary in the property and casualty insurance industry. The Reinsurance ROFR Agreement will be assignable by the Company subject to conditions set forth in the agreement. The term of the Reinsurance ROFR Agreement will be five years.

In addition, at the Closing, the Company and Purchaser plan to enter into a five-year agreement, pursuant to which the Company will provide investment advisory services to Purchaser for $100,000 per year.

1347 PROPERTY INSURANCE HOLDINGS, INC.

The Purchase Agreement contains customary representations, warranties and covenants of the parties, including covenants concerning the conduct of business by Maison, MMI and ClaimCor prior to Closing. The Company is permitted to solicit superior offers to acquire its insurance businesses, pursuant to the terms of the Agreement, during a 30-day go-shop period beginning on February 25, 2019. After the expiration of the go-shop period, the Company and its representatives will be prohibited from initiating, soliciting, knowingly facilitating, encouraging or engaging in discussions or negotiations relating to any competing acquisition proposal, subject to certain limited exceptions. In addition, the Company and Purchaser have agreed to use their commercially reasonable best efforts to consummate the Asset Sale and other transactions contemplated by the Purchase Agreement. Subject to certain limitations, the Company and Purchaser have also agreed to indemnify the other party against certain losses, including losses arising out of breaches of representations, warranties and covenants set forth in the Purchase Agreement.

The Company and Purchaser anticipate closing the Asset Sale on or before June 30, 2019, subject to the timely receipt of regulatory approvals and the satisfaction or waiver of the closing conditions, including approval of the Purchase Agreement and the transactions contemplated therein by the stockholders of the Company.

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

Some of the national and regional companies which compete with us include Access Home Insurance Company, American Integrity Insurance Company, Americas Insurance Company, ASI Lloyds, Centauri Specialty Insurance Company, Family Security Insurance Company, FedNat Insurance Company, First Community Insurance Company, Gulfstream Property and Casualty Insurance Company, Imperial F&C Insurance Company, Lighthouse Property Insurance Corporation, Safepoint Insurance Company, Southern Fidelity Insurance, and United Property & Casualty.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Reinsurance

Maison follows the industry practice of reinsuring a portion of its risk. When an insurance company purchases reinsurance, it transfers or “cedes” all or a portion of its exposure on insurance underwritten by it to another insurer-the “reinsurer.” Although reinsurance is intended to reduce an insurance company’s risk, the ceding of insurance does not legally discharge the insurance company from its primary liability for the full obligation of its policies. If the reinsurer fails to meet its obligations under the reinsurance agreement, the ceding company is still required to pay the insured for the loss. Maison and its reinsurance broker are selective in choosing reinsurers and they consider various factors, including, but not limited to, the financial stability of the reinsurers, and the reinsurers’ history of responding to claims, as well as the reinsurer’s overall reputation in making such determinations.

From year-to-year, both the availability of reinsurance and the costs associated with the acquisition of reinsurance will vary. These fluctuations are not subject to our control and may limit our insurance subsidiary’s ability to purchase adequate coverage.

In order to limit the credit risk associated with amounts which may become due from our reinsurers, Maison predominantly uses several different reinsurers, which have an A.M. Best Rating of A- (Excellent) or better. Absent such rating, we have required the reinsurers to place collateral on deposit with an independent financial institution under a trust agreement for our benefit. A list of some of the reinsurance companies which we currently use includes Allianz Risk Transfer, Aeolus Re, Ltd, Everest Re, DaVinci Re, Renaissance Re, Poseidon Re, and Gen Re, as well as various Lloyd’s of London participating syndicates.

The Company’s excess of loss reinsurance treaties are based upon a treaty year beginning on June 1st of each year and expiring on May 31st of the following year. Thus, the financial statements for the years ended December 31, 2018 and 2017 contain premiums ceded under three separate excess of loss treaties. Under both the Company’s 2016/2017 and 2017/2018 excess of loss treaties, for each catastrophic event occurring within a 144-hour period, the Company receives reinsurance recoveries of up to $170 million in excess of a retention of $5 million per event. The Company had also procured another layer of reinsurance protection that can be used for any event above $175 million, up to a maximum recovery of $25 million. This $25 million second layer of coverage applies in total to all events occurring during the respective treaty year. For the six month period beginning on June 1, 2018 and ending on December 30, 2018, the Company’s excess of loss treaty covered losses of up to $252,000 in excess of a retention of $10,000 per occurrence. Effective December 31, 2018, the Company procured an additional layer of coverage having a single-limit of $5,000 in excess of a retention of $5,000. Thus, for the period beginning December 31, 2018 and ending on May 31, 2019, the Company’s excess of loss treaty covers losses of up to $252,000 in excess of a retention of $5,000 per occurrence. We have also purchased reinstatement premium protection contracts to indemnify us against the potential cost of reinstatement premiums. Our coverage also reduces our retention in multiple event scenarios through the purchase of three subsequent event contracts. The first subsequent event contract has an occurrence limit of $6,000, an occurrence retention of $4,000, and is subject to an otherwise recoverable amount of $6,000. The second subsequent event contract has an occurrence limit of $3,000, an occurrence retention of $1,000, and is subject to an otherwise recoverable amount of $6,000. Both of these subsequent event contracts include one prepaid reinstatement. The third subsequent event contract provides $10,000 of additional reinstatement limit for first layer of the catastrophe program and attaches after the first reinstatement has been completely exhausted. Furthermore, for the Florida Hurricane Catastrophe Fund Reimbursement Contracts effective June 1, 2018, the Company has elected 45% coverage on its Florida exposures. As of December 31, 2018, the Company has not recorded any recoveries due under its 2018/2019 catastrophe excess of loss program.

Investments

We hold an investment portfolio comprised primarily of fixed income securities issued by the U.S. government, government agencies and high quality corporate issuers. The fixed income portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by the investment committee of the Company’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk and are reviewed on a regular basis in order to ensure that our investment policy evolves in response to changes in the financial market. Additionally, the Board’s investment committee also identifies, evaluates and approves suitable alternative investment opportunities for the Company. This has resulted in a number of equity investments managed by the committee which represent approximately 7.9% of the Company’s total investment portfolio as of December 31, 2018. Investments held by the Company’s insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments.

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

Regulation

We are subject to the laws and regulations in Louisiana, Florida and Texas, and will be subject to the regulations of any other states in which we may seek to conduct business in the future. In these states, it is the duty of each respective department of insurance to administer the provisions of the insurance code in that state. The purpose of each state’s insurance code is to regulate the insurance industry in all of its phases, including, but not limited to the following: licensing of insurers and producers, regulation of investments and solvency, approval of forms and rates, and market conduct. Furthermore, as Maison is domiciled in the State of Louisiana, the LDI conducts periodic examinations of the financial condition and market conduct of Maison and requires Maison to file financial and other reports on a quarterly and annual basis.

Regulation of the Payment of Dividends and other Transactions between Affiliates

Dividends paid by Maison are restricted by the Louisiana Insurance Code. Dividends can only be paid if Maison’s paid-in capital and surplus exceed the minimum required by the Louisiana Insurance Code. Any dividend or distribution (that when aggregated with any other dividends or distributions made within the preceding twelve months) which exceeds the lesser of (a) ten percent of the insurer’s surplus as regards policyholders as of the thirty-first day of December next preceding; or (b) the net income of the insurer, not including realized capital gains, for the twelve month period ending the thirty-first day of December next preceding; is considered to be extra-ordinary and shall not be paid until thirty days after the LDI has received notice of the declaration thereof and has not within that period disapproved the payment, or until the LDI has approved the payment within the thirty-day period. In determining whether a dividend or distribution is extra-ordinary, an insurer may carry forward net income from the previous two calendar years that has not already been paid out in dividends. Furthermore, pursuant to the Consent Order issued to us as a condition to our writing insurance in Florida, Maison is restricted from issuing any dividends to its stockholder without receiving prior approval from the FOIR. As of December 31, 2018, Maison has not paid any dividends to its sole stockholder, PIH.

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

PIH, as the parent company of Maison, is subject to the insurance holding company laws of the State of Louisiana, which, among other things, regulate the terms of surplus notes issued by insurers to their parent company. As of December 31, 2018, Maison’s capital includes seven surplus notes issued to PIH in the amount of $18,000, all of which were approved by the LDI prior to their issuance. Interest payments on the notes are due annually, and are also subject to prior approval by the LDI.

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

As we have entered into the Florida market, Maison will be required to participate in the Florida Insurance Guaranty Association (“FIGA”) and the Florida Hurricane Catastrophe Fund (“FHCF”), and is also subject to assessment from FL Citizens. FIGA services claims of member insurance companies which have become insolvent and are ordered to be liquidated. In the event of an insolvency, Maison may be subject to assessment from FIGA based upon the amount of premium Maison writes in Florida. Similarly, as an admitted insurer in Florida, Maison is subject to assessment from the FHCF and FL Citizens based upon the amount of premium Maison writes in Florida. While current regulations allow the Company to recover from policyholders the amount of these assessments imposed upon the Company, the Company’s payment of the assessments and recoveries may not offset each other in the same year.

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

For the year ended December 31, 2018, Maison had twelve of the thirteen IRIS ratio results within the usual range. The only ratio with results that fell outside of the usual range was caused by Maison’s yield on investments being below the lower end of the usual range of 2% due to manner in which approved interest payments on the surplus notes issued by Maison are recorded. When approved, these payments are charged against investment income on Maison’s statutory financial statements.

Management does not anticipate regulatory action as a result of these IRIS ratio results.

Risk Based Capital Requirements

In the United States, a risk-based capital (“RBC”) formula is used by the NAIC to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including Louisiana, Texas and Florida, have adopted the NAIC RBC requirements. In general, insurers reporting surplus with respect to policyholders below 200% of the authorized control level, as defined by the NAIC, on December 31st of the previous year are subject to varying levels of regulatory action, which may include discontinuation of operations. Furthermore, pursuant to the consent orders approving Maison’s admission into the States of Texas and Florida, Maison has agreed to maintain a RBC ratio of 300% or more, and provide calculation of such ratio to the TDI on a periodic basis. As of December 31, 2018, Maison’s RBC ratio was 361%.

1347 PROPERTY INSURANCE HOLDINGS, INC.

State Deposits

States routinely require deposits of assets for the protection of policyholders. As of December 31, 2018, Maison held certificates of deposit with an estimated fair value of approximately $100,000 and $300,000 as a deposit with the LDI and FOIR, respectively. Maison also held cash and investment securities with an estimated fair value of approximately $1.98 million as of December 31, 2018 as a deposit with the TDI.

Employees

As of December 31, 2018 we had thirty-seven employees, twenty-one of whom work at our offices in Tampa, Florida, three of whom work at our offices in Baton Rouge, Louisiana, six of whom work from our offices in Dallas, Texas, and seven of whom work from home offices in Louisiana, Texas, Georgia and Florida. From time to time, we employ and supplement our staff with temporary employees and consultants. We are not a party to any collective bargaining agreement and believe that relations with our employees are satisfactory. Each of our employees has entered into confidentiality agreements with us.

Website

Our corporate website is www.1347pih.com. Our website is provided as an inactive textual reference only.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We may not have future opportunities to participate in take-out programs.

From 2012 to 2017, we have obtained policies from the annual LA Citizens take-outs occurring on December 1st of each year, from which we have approximately 9,900 policies in-force, representing approximately 14% of our total direct and assumed policies as of December 31, 2018. Furthermore, we participated in FL Citizens depopulations in 2017 and 2018, as well as the inaugural take-out of policies from TWIA on December 1, 2016. As of December 31, 2018 we have assumed approximately 6,900 and 630 policies for the coverages of wind and hail only from FL Citizens and TWIA, respectively. During the pendency of the Asset Sale, and in the event we do not consummate the Asset Sale with FedNat, we may not be able to obtain the quantity or quality of policies currently obtained due to changes in the take-out programs, our inability to meet take-out program participation requirements, or due to changes to the market in general. Furthermore, effective August 2018, the State of Louisiana adopted new law which considerably reduced the number of policies available for assumption from LA Citizens. This resulted in our non-participation in the annual depopulation of policies from LA Citizens in December 2018. Additionally, competitors could change their risk profile characteristics, and write these risks directly, which would cause us to lose these policies. The loss of these policies could impact our ability to absorb fixed expenses with lower volumes in the future.

A substantial portion of our in-force policies have been assumed from state-run insurers and cover losses arising only from wind and hail, which creates a large concentration of our business in wind and hail only coverage and limits our ability to implement our restrictive underwriting guidelines.

While both LA Citizens and FL Citizens write full peril protection policies in addition to wind and hail only policies, the majority of policies that we have obtained through these insurers’ take-out programs cover losses arising only from wind and hail. Furthermore, the policies which we have assumed from TWIA are wind and hail only policies, as TWIA does not write full peril protection policies. Prior to our take-out, some of these LA Citizens, FL Citizens and TWIA policyholders may not have been able to obtain such coverage from any other marketplace. Approximately 22% of our total direct and assumed policies as of December 31, 2018 represent LA Citizens, FL Citizens and TWIA wind and hail only policies. These exposures may subject us to greater risk from catastrophic events. While our voluntary independent agency program includes various restrictive underwriting strategies, we are unable to implement these strategies to the wind and hail only policies that are taken-out from LA Citizens and FL Citizens and TWIA. Pursuant to these depopulation programs, we must offer a minimum number of renewals on any policy taken out under the program, thus limiting our ability to implement some of our underwriting guidelines. Upon renewal of these policies, however, we analyze replacement cost scenarios to ensure the appropriate amount of coverage is in effect. Our results may be negatively impacted by these limitations.

1347 PROPERTY INSURANCE HOLDINGS, INC.

We have a risk posed by the lack of geographic diversification and concentration of policyholders in Louisiana, Florida and Texas.

As of December 31, 2018, we had covered risks on approximately 69,000 direct and assumed policies. Of these policies, 32,000, or approximately 46% are in Louisiana, 30,000, or approximately 43%, are in Texas, while the remaining 7,000 policies, or 11% of policies, are in Florida. These three states have significant amounts of exposed coastline.

Maison insures personal property located in 63 of the 64 parishes in Louisiana, 207 of the 254 counties which comprise the State of Texas, and 31 of the 67 counties which comprise the State of Florida. As of December 31, 2018, these policies are concentrated within Saint Tammany Parish, LA (6.2%), Collin County, TX (5.8%), Jefferson Parish, LA (5.7%), and Tarrant County, TX (5.6%); all of which are expressed as a percentage of our total direct and assumed policies in all states. No other parish in Louisiana nor county in Texas or Florida individually has over 5.0% of our total direct and assumed policies in-force as of December 31, 2018.

In the event we do not consummate the Asset Sale with FedNat, we may be unable to significantly expand to other states, we may risk higher reinsurance costs and greater loss experience with storm activity occurring in Texas, Florida and Louisiana.

Our strategy to expand into other states, may not succeed.

If we are unable to consummate the Asset Sale with FedNat, our strategy for growth may include potentially entering into new states. This strategy could divert management’s attention. If we do not complete the Asset Sale and instead pursue this strategy, we cannot predict whether we will be able to enter new states or whether applicable state regulators will grant Maison a license to do business in such states. We cannot know if we will realize the anticipated benefits of operating in new states or if there will be substantial unanticipated costs associated with such expansion. Any of these factors could adversely affect our financial position and results of operations. Additionally, although we may receive authorization from the insurance regulators in certain states to write business, the order authorizing us to write business may stipulate certain conditions. Should we not be able to comply with these conditions, our expansion into such states may not succeed.

We have exposure to unpredictable catastrophes, which may have a material adverse effect on our financial results if they occur.

We offer full peril protection and wind/hail-only insurance policies that cover homeowners and owners of manufactured homes, as well as dwelling fire policies for owners of property rented to others, for losses that result from, among other things, catastrophes. We are therefore subject to claims arising out of catastrophes that may have a significant effect on our business, results of operations, and/or financial condition. Catastrophes can be caused by various events, including hurricanes, tropical storms, tornadoes, windstorms, earthquakes, hailstorms, explosions, flood, fire, and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Our policyholders are currently concentrated in Louisiana, Florida and Texas. These states are subject to adverse weather conditions such as hurricanes and tropical storms. For example, in late August 2017, Hurricane Harvey made landfall in Louisiana and Texas, impacting many of our policyholders. This event primarily impacted our Texas policyholders along with a relatively smaller number of Louisiana policyholders. We expect our total gross incurred losses for Hurricane Harvey to be approximately $29.5 million, and expect to recover $24.5 million from our reinsurers from this event. Insurance companies are not permitted to reserve for catastrophes until such an event takes place. Therefore, a severe catastrophe or series of catastrophes, could exceed our reinsurance protection and may have a material adverse impact on our results of operations and/or financial condition.

Our results may fluctuate based on many factors, including cyclical changes in the insurance industry.

The insurance business has historically been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing and, thus, more favorable underwriting profits. An increase in premium levels is often offset over time by an increasing supply of insurance capacity in the form of capital provided by new entrants and existing insurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks. Any of these factors could have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance business significantly. These factors may cause the price of our common stock to be volatile.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

The property and casualty insurance industry is highly competitive. We compete not only with other stock companies but also with mutual companies, underwriting organizations and alternative risk sharing mechanisms. Many of our competitors have substantially greater resources and name recognition than us. While our principal competitors cannot be easily classified, Maison considers its primary competing insurers to be: Access Home Insurance Company, American Integrity Insurance Company, Americas Insurance Company, ASI Lloyds, Centauri Specialty Insurance Company, Family Security Insurance Company, FedNat Insurance Company, First Community Insurance Company, Gulfstream Property and Casualty Insurance Company, Imperial F&C Insurance Company, Lighthouse Property Insurance Corporation, Safepoint Insurance Company, Southern Fidelity Insurance, and United Property & Casualty. As we write both full-peril as well as wind/hail only personal lines insurance throughout the states of Texas, Florida, and Louisiana, our principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large national firms, smaller regional companies or companies that write insurance only in Florida, Louisiana and/or Texas. We compete for business not only on the basis of price, but also on the basis of financial strength, availability of coverage desired by customers, underwriting criteria and quality of service to our agents and insureds. We may have difficulty in continuing to compete successfully on any of these bases in the future.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

As of December 31, 2018, our net loss and loss adjustment expense reserves of $9.5 million were comprised of incurred but not reported reserves of $3.9 million and known case reserves of $5.6 million.

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

Furthermore, MMI functions as our claims administrator and authorizes payments based on recommendations from third party adjusters; any failure on the part of the third party adjusters to recommend payments on claims fairly could lead to material litigation, or other extra-contractual liabilities, undermine our reputation in the marketplace, impair our image and adversely affect our financial results.

If we do not complete the Asset Sale with FedNat and are unable to expand our business because our capital must be used to pay greater than anticipated claims, our financial results may suffer.

In the event we do not consummate the Asset Sale with FedNat, our future growth may depend on our ability to expand the number of insurance policies we write, the kinds of insurance products we offer and the geographic markets in which we do business, all balanced by the business risks we choose to assume and cede. Our existing sources of funds include possible sales of our securities and our earnings from operations and investments. Unexpected catastrophic events in our market areas, such as the hurricanes and other storms experienced in Florida, Louisiana and Texas in recent years, may result in greater claims losses than anticipated, which could require us to limit or halt any future growth strategy in these and other coastal states we may enter while we deploy our capital to pay these unanticipated claims, unless we are able to raise additional capital.

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

We are not rated by A.M. Best, although our insurance subsidiary company currently has a Financial Stability Rating (FSR) of ‘A’ Exceptional from Demotech, Inc. We have never been reviewed by A.M. Best and do not intend to seek a rating from A.M. Best. Unlike Demotech, A.M. Best may penalize companies that are highly leveraged, i.e., that utilize reinsurance to support premium writings. We do not plan to give up revenues or efficiency of size as a means to qualify for an acceptable A.M. Best rating. While our Demotech rating has proved satisfactory to date in attracting an acceptable amount of business from independent agents, some independent agents are reluctant to do business with a company that is not rated by A.M. Best. As a result, not having an A.M. Best rating may prevent us from expanding our business into certain independent agencies or limit our access to credit from certain financial institutions, which may in turn limit our ability to compete with large, national insurance companies and certain regional insurance companies.

An adverse rating from Demotech may negatively impact our ability to write new policies, renew desirable policies, or obtain adequate reinsurance, which could harm our business.

Although our insurance subsidiary company currently has a Financial Stability Rating of ‘A’ Exceptional from Demotech, Inc., the withdrawal of our rating could limit or prevent us from writing or renewing desirable insurance policies, from competing with insurers who have higher ratings, or from obtaining adequate reinsurance. Demotech, Inc. may also change their ratings criteria such that we may be unable to maintain our ‘A’ rating. The withdrawal or downgrade of our rating could have a material adverse effect on our results of operations and financial position because our insurance policies may no longer be acceptable to the secondary marketplace or mortgage lenders. Furthermore, a withdrawal or downgrade of our rating could prevent independent agencies from selling and servicing our insurance policies.

We rely on independent agents to write our insurance policies, and if we are not able to attract and retain independent agents, our revenues would be negatively affected.

While we have obtained and may, from time to time obtain some of our policies through the assumption of policies from TWIA and LA and FL Citizens, we still require the cooperation and consent of our network of independent agents. We rely on these independent agents to be the primary source for our property insurance policies. Many of our competitors also rely on independent agents. As a result, we must compete with other insurers for independent agents’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage or higher commissions to their agents. If our products, pricing and commissions are not competitive, we may find it difficult to attract business from independent agents to sell our products, or may receive less attractive business than our competitors. A material reduction in the amount of our products that independent agents sell would adversely affect our revenues.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

In the event that Maison fails to maintain an “A” rating given by a rating agency acceptable to both our insurance agents and our insureds’ home lenders, it will be unable to continue to write much of its current and future insurance policies. In order to maintain this rating, among several factors, Maison must maintain certain minimum capital and surplus. The loss of such an acceptable rating may lead to a significant decline in our premium volume and adversely affect the results of our operations. Demotech, Inc. affirmed our Financial Stability Rating of “A” on March 15, 2019. This “Exceptional” rating continues as long as we continue to satisfy their requirements, including improving underwriting results, reporting risk-based capital and other financial measures, submitting quarterly statutory financial statements within 45 days of the period end and submitting annual statutory financial statements within 60 days of the period end.

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

We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) December 31, 2019, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act. In addition, we will continue to be a smaller reporting company until we have more than $250 million in public float (based on our common equity) measured as of the last business day of our most recently completed second fiscal quarter or, in the event we have no public float (based on our common equity) or a public float that is less than $700 million, annual revenues of more than $100 million during the most recently completed fiscal year for which audited financial statements are available.

We expect to lose our emerging growth company status as of December 31, 2019. While we expect to remain a smaller reporting company at the time we lose our emerging growth company status, we will face increased disclosure requirements as a non-emerging growth company, such as stockholder advisory votes on executive compensation (“say-on-pay”). Until such time that we lose emerging growth company and/or smaller reporting company status, it is unclear if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements. In addition, even if we remain a smaller reporting company, if our public float exceeds $75 million, we will become subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring an independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting, making the public reporting process more costly.

We have directors who also serve as directors and/or executive officers for other public companies or for our controlling stockholders or their affiliates, which may lead to conflicting interests.

We have a director who also serve as a director of Limbach Holdings, Inc. (Nasdaq: LMB) (“Limbach”), an affiliate of KFSI (which, together with its affiliates, holds a warrant exercisable for common shares representing 20% of our outstanding shares of common stock), and directors who serve as executive officers and/or directors of FGI and its affiliates, which together, as of December 31, 2018, beneficially owned approximately 45% of our outstanding shares of common stock. In addition, FGI and its affiliates beneficially own 4.9% of our outstanding shares of 8.00% cumulative Preferred Stock, Series A. In addition, one of our directors serves as an executive officer and director of Atlas Financial Holdings, Inc. (Nasdaq: AFH) (“Atlas”), a specialty commercial automobile insurance company.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Our executive officers and members of our Company’s Board of Directors have fiduciary duties to our stockholders; likewise, persons who serve in similar capacities at Atlas, Limbach and FGI have fiduciary duties to those companies’ investors. We may find, though, the potential for a conflict of interest if our Company and one or more of these other companies pursue acquisitions, investments and other business opportunities that may be suitable for each of us. Our directors who find themselves in these multiple roles may, as a result, have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Furthermore, our directors who find themselves in these multiple roles own stock options, shares of common stock and other securities in some of these entities. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company and these other entities. From time to time, we may enter into transactions with or participate jointly in investments with Atlas, Limbach or FGI or its affiliates. We may create new situations in the future in which our directors serve as directors or executive officers in future investment holdings of such entities.

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

Our operations also depend on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. From time to time, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. Computer viruses, hackers, phishing attacks, social engineering schemes, ransomware, employee misconduct and other external hazards could expose our data systems to security breaches, cyber-attacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary information by electronic means. Our systems and networks may be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our customers’ information or theft of funds and other monetary loss, which in turn may result in legal claims, regulatory scrutiny and liability, damage to our reputation, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisers or other damage to our business.

The development and expansion of our business is dependent upon the successful development and implementation of advanced computer and data processing systems. The failure of these systems to function as planned could slow our growth and adversely affect our future business volume and results of operations.

We believe that our independent agents play a key role in our efforts to increase the number of voluntary policies written by our insurance subsidiary. We utilize various policy administration, rating, and issuance systems. Internet disruptions or system failures of our current policy administration, policy rating and policy issuance system could affect our future business volume and results of operations. In addition, a security breach of our computer systems could damage our reputation or result in liability. We retain confidential information regarding our business dealings and our customers in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. It is critical that these facilities and infrastructure remain secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or other disruptive problems. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate customer’s personal data or other confidential information.

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

During the pendency of the Asset Sale, and in the event we do not complete the Asset Sale, our capital requirements will depend on many factors, including our ability to write new business successfully, and the risk-based capital requirements which our insurance subsidiary, Maison, is required to maintain as a condition of its certificates of authority issued by the TDI and FOIR, as well as the ability to establish premium rates and reserves at levels sufficient to cover losses. To the extent that our present capital is insufficient to meet future operating requirements or to cover losses, we may need to raise additional funds through financings or curtail our projected growth. Many factors will affect our capital needs as well as their amount and timing, including our profitability, the availability of reinsurance, market disruptions and other developments. During the pendency of the Asset Sale, we are subject to restrictions on raising additional capital pursuant to the terms of the Purchase Agreement. In the event the Asset Sale is not consummated and we have to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing stockholders. If we cannot obtain adequate capital on favorable terms or at all, we may have to forego opportunities we would otherwise pursue, and our business, financial condition or results of operations could be materially adversely affected.

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

In the event the Asset Sale is not consummated, we may expand our product offerings by underwriting additional insurance products and programs, and marketing them through our distribution network. Expansion of our product offerings will result in increases in expenses due to additional costs incurred in actuarial rate justifications, software and personnel. Offering additional insurance products will also require regulatory approval, further increasing our costs and potentially affecting the speed with which we will be able to pursue new market opportunities. There can be no assurance that, if the Asset Sale is not consummated, we will be successful in bringing new insurance products to our marketplace.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

As of March 18, 2019, we have issued and outstanding 700,000 shares of preferred stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). The aggregate liquidation preference with respect to the outstanding shares of Series A Preferred Stock is approximately $17.5 million, and annual dividends on the outstanding shares of Series A Preferred Stock are $1.4 million. Holders of our Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company or a duly authorized committee thereof, out of lawfully available funds for the payment of dividends, cumulative cash dividends from and including the original issue date at the rate of 8.00% of the $25.00 per share liquidation preference per annum (equivalent to $2.00 per annum per share). Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus an amount equal to any accumulated and unpaid dividends to, but not including, the date of payment. This would reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

We may be unable to attract and retain qualified employees.

The success of our current business operations depends in part on our ability to attract and retain experienced underwriting talent and other skilled employees who are knowledgeable about our business. If the quality of our underwriters and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our results. Because of the specialized markets in which we currently operate, the loss of, or failure to attract, key personnel could significantly impede the current financial plans, marketing and other objectives of our company. Our success depends to a substantial extent on the ability and experience of our current senior management. In the future, we may not be successful in attracting and retaining skilled and qualified personnel due to the competition for experienced personnel in our industry because many of the companies with which we compete for experienced personnel have greater resources than we have. We cannot be certain of our ability to identify, hire and retain adequately qualified personnel. In addition, during the pendency of the Asset Sale, we may be unable to attract and retain key personnel. We do not have employment agreements with our employees. Failure to identify, hire and retain necessary key personnel could have a material adverse effect on our business, financial condition and results of operations.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Risks Related to the Asset Sale

The announcement and pendency of the Asset Sale, whether or not consummated, may adversely affect our business.

The announcement and pendency of the Asset Sale, whether or not consummated, may adversely affect the trading price of our common stock, our business or our relationships with our business partners, customers and employees. Third parties such as customers, vendors and business partners may be unwilling to enter into agreements with us with respect to our insurance business and may instead prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because such third parties may perceive that such competitors are likely to be more stable. Additionally, all of the employees of MMI are expected to become employees of Purchaser as of the closing of the Asset Sale, either directly or by remaining employees of MMI, and our Chief Executive Officer and Chief Underwriting Officer have entered into employment agreements with Purchaser, with the effectiveness of such agreements subject to the occurrence of the closing and continuous employment with the Company through the closing. Consequently, during the pendency of the Asset Sale, we may be unable to attract and retain key personnel and the focus and attention of our management and employee resources may be diverted from operational matters.

The proposed Asset Sale is subject to a number of conditions beyond our control. Failure to complete the Asset Sale could materially and adversely affect our future business, results of operations, financial condition and stock price.

If we fail to complete the Asset Sale, our business, results of operations, financial condition and stock price may be harmed.

The completion of the Asset Sale is subject to the satisfaction or waiver of various conditions, including the approval of the Purchase Agreement and the transactions contemplated therein, including the Asset Sale, by our stockholders and certain regulatory approvals, which conditions may not be satisfied in a timely manner or at all. If we are unable to satisfy the closing conditions in Purchaser’s favor or if other mutual closing conditions are not satisfied or otherwise waived, Purchaser will not be obligated to complete the Asset Sale. In the event that the Asset Sale is not completed, the announcement of the termination of the Purchase Agreement may adversely affect our business, results of operations, financial condition and stock price. We may also face significantly higher reinsurance costs than in the past if the Asset Sale is not completed.

In addition, if we do not complete the Asset Sale or if the completion of the Asset Sale is delayed for any reason, our business, results of operations, financial condition and stock price may be harmed because:

●	management’s and our employees’ attention may be diverted from our day-to-day operations as they focus on matters related to the Asset Sale;

●	we could potentially lose key employees if such employees decide to pursue other opportunities in light of the Asset Sale;

●	we could potentially lose business partners, customers or vendors, and new customer or strategic contracts could be delayed or decreased;

●	we have agreed to restrictions in the Purchase Agreement that limit how we conduct our business prior to the closing of the Asset Sale, including, among other things, restrictions on our subsidiaries’ ability to amend their organizational documents, declare and pay dividends, issue, deliver or sell any shares of capital stock or other equity interests, hire, promote, transfer or terminate certain employees, take certain actions with respect to employee benefit plans, make certain capital expenditures, investments and acquisitions, sell, transfer or dispose of assets, enter into, amend or terminate certain material contracts, and incur indebtedness; these restrictions may not be in our best interests and may disrupt or otherwise adversely affect our business and our relationships with our business partners and customers, prevent us from pursuing otherwise attractive business opportunities, limit our ability to respond effectively to competitive pressures, industry developments and future opportunities, and otherwise harm our business, financial results and operations;

●	we have incurred and expect to continue to incur expenses related to the Asset Sale, such as legal, financial advisory and accounting fees, and other expenses that are payable by us whether or not the Asset Sale is completed;

1347 PROPERTY INSURANCE HOLDINGS, INC.

●	we may be required to pay a termination fee of $2.16 million to Purchaser if the Purchase Agreement is terminated under circumstances related to a change of recommendation by our Board with respect to the approval of the Purchase Agreement, which would negatively affect our financial results and liquidity;

●	activities related to the Asset Sale and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the Asset Sale does not occur; and

●	the failure to consummate, or delays in consummating the Asset Sale may result in a negative impression of us with business partners, customers, potential business partners, potential customers or the investment community.

The occurrence of these or other events individually or in combination could have a material adverse effect on our business, results of operations, financial condition and stock price. In addition, our stock price may fluctuate significantly based on announcements by us, Purchaser or other third parties regarding the Asset Sale or our business.

In addition, if the Asset Sale is not completed, our Board, in discharging its fiduciary obligations to our stockholders, may evaluate other strategic alternatives that may be available, which alternatives may not be as favorable to us as the Asset Sale. Any future sale of substantially all of the assets of the Company or other transactions may be subject to further stockholder approval and the satisfaction of certain other conditions.

In order to complete the Asset Sale, the Company and Purchaser must obtain certain governmental approvals, and if such approvals are not granted or are granted with burdensome conditions that become applicable to the parties, completion of the Asset Sale may be jeopardized or prevented or the anticipated benefits of the Asset Sale could be reduced.

Completion of the Asset Sale is conditioned upon the receipt of approvals from the insurance regulators in certain specified jurisdictions. Although the Company and Purchaser have agreed in the Purchase Agreement to use commercially reasonable efforts to make certain filings and obtain the required governmental approvals, as the case may be, the required approvals may not be obtained and the Asset Sale may not be completed. In addition, the insurance regulators from which these approvals are required have discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the Asset Sale and the other transactions contemplated by the Purchase Agreement. These regulators may initiate proceedings seeking to prevent, or otherwise seek to prevent, the Asset Sale, or may, as a condition to the approval of the Asset Sale or related transactions, impose conditions or restrictions on the ability of the parties to obtain the required approvals on a timely basis, or at all. Under the terms of the Equity Purchase Agreement, none of the Company or Maison, MMI or ClaimCor, nor Purchaser or any of its affiliates, will be required to take any action, or commit to take any action, or agree to any condition or restriction, in connection with obtaining or complying with any required regulatory approvals that would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, financial condition, properties, assets, liabilities or results of operations of the Company and Maison, MMI and ClaimCor, taken as a whole, or Purchaser and its subsidiaries, taken as a whole, following the closing of the Asset Sale.

Our stockholders are not guaranteed any of the proceeds from the Asset Sale.

The proceeds from the Asset Sale will be paid directly to us. Our Board will evaluate different alternatives for the use of the proceeds from the Asset Sale, which are expected to include using a portion of the cash consideration to conduct the business of our reinsurance subsidiary, PIH Re, Ltd., and launching a new growth strategy focused on reinsurance, investment management and new investment opportunities. The Company may form an additional reinsurance subsidiary in a suitable jurisdiction. We could spend or invest the net proceeds from the Asset Sale in ways with which our stockholders may not agree, and the investment of these proceeds may not yield a favorable return.

1347 PROPERTY INSURANCE HOLDINGS, INC.

The Purchase Agreement contains provisions that could discourage a potential competing acquirer.

The Purchase Agreement contains “no solicitation” provisions that, in general, restrict our ability to solicit any competing acquisition proposals or to engage or participate in any discussions or negotiations relating to any competing acquisition proposals, subject to certain limited exceptions, including a 30-day “Go-Shop Period” in which we are permitted to solicit competing acquisition proposals or enter into discussions or negotiations in connection therewith. In addition, from the end of the Go-Shop Period to the time our stockholders approve the Purchase Agreement, our Board, subject to the conditions set forth in the Purchase Agreement, may withdraw or change its recommendation with respect to the Purchase Agreement and Asset Sale or terminate the Purchase Agreement if we receive an unsolicited bona fide written acquisition proposal that constitutes a superior proposal (as defined in the Purchase Agreement), in which case Purchaser has an opportunity to modify or revise the terms of the Purchase Agreement such that the third-party proposal no longer constitutes a superior proposal. Upon termination of the Purchase Agreement to pursue an alternative acquisition proposal, we may be required to pay Purchaser a termination fee of $2.16 million. These provisions could discourage a potential third-party acquirer from considering or proposing an acquisition transaction, even if it were prepared to pay a higher price than what would be received in the Asset Sale. These provisions might also result in a potential third-party acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable. If the Purchase Agreement is terminated and we determine to seek another purchaser for Maison, MMI and/or ClaimCor or another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Asset Sale.

Certain of our executive officers have interests in the Asset Sale that may be different from, or in addition to, the interests of our stockholders generally.

Certain of our executive officers have interests in the Asset Sale that may be different from, or in addition to, the interests of our stockholders generally. These interests include:

●	employment agreements entered into by Douglas N. Raucy, our current President and Chief Executive Officer and a director, and Dean E. Stroud, our current Vice President and Chief Underwriting Officer, with Purchaser, providing for the employment of Messrs. Raucy and Stroud by Purchaser upon the closing of the Asset Sale;

●	accelerated vesting, upon the closing of the Asset Sale, of certain outstanding Company equity compensation awards, if approved by the Compensation Committee of the Board;

●	potential retention bonuses paid to certain of our employees in consideration for their ongoing employment with the Insurance Companies through the closing of the Asset Sale, including employees who also serve as executive officers of the Company; and

●	rights to ongoing indemnification.

These interests may create potential conflicts of interest. The Board was aware of these potentially differing interests and considered them, among other matters, in evaluating the Purchase Agreement and in making its decision to approve the Purchase Agreement and the transactions thereunder, including the Asset Sale.

We will incur significant expenses in connection with the Asset Sale, regardless of whether the Asset Sale is completed and, in certain circumstances, may be required to pay a termination fee to Purchaser.

We have and will continue to incur significant expenses related to the Asset Sale, whether or not it is completed. We expect to incur approximately $1.5 million of anticipated closing costs which include, but are not limited to, financial advisory and opinion fees and expenses, legal fees, accounting fees and expenses, certain employee expenses, filing fees, printing expenses and other related fees and expenses. Many of these expenses will be payable by us regardless of whether the Asset Sale is completed. In addition, if the Purchase Agreement is terminated under certain circumstances related to a change of recommendation by the Board with respect to the Purchase Agreement and Asset Sale, we may be required to pay Purchaser a termination fee of $2.16 million. Payment of the termination fee by us as a standalone entity, combined with the anticipated expenses we expect to incur in connection with the Asset Sale, would adversely affect our operating results and financial condition and would likely adversely affect our stock price.

The shares of Purchaser common stock we will receive as part of the consideration for the Asset Sale will not be registered and will be subject to certain limitations and restrictions.

The shares of Purchaser common stock that will be issued to us as part of the consideration of the Asset Sale will not be registered under the Securities Act. Accordingly, these shares will be restricted securities under the Securities Act. We may not sell the Purchaser shares acquired in the Asset Sale unless (i) the shares are registered under the Securities Act or are otherwise exempt from the registration requirements of the Securities Act pursuant to an available exemption and (ii) a sale or transfer of the shares is permitted by applicable U.S. state securities laws. In connection with the closing of the Asset Sale, we plan to enter into a Registration Rights Agreement with Purchaser providing for the registration of the Purchaser shares under the Securities Act. The value of Purchaser’s shares may significantly decline between the time we receive the shares at the closing of the Asset Sale and the time we are able to freely sell the shares, which would decrease the total amount of consideration we receive in the Asset Sale.

1347 PROPERTY INSURANCE HOLDINGS, INC.

In addition, the shares of Purchaser common stock we will receive in the Asset Sale are expected to be issued pursuant to the terms of a Standstill Agreement to be entered into between the Company and Purchaser upon the closing of the Asset Sale. The Standstill Agreement is expected to impose certain limitations and restrictions with respect to our ownership of Purchaser common stock, including, among other things, requiring us to vote all of the voting securities of Purchaser we own in accordance with the recommendation of Purchaser’s board of directors and prohibiting us from publicly advising or influencing any person with respect to the voting of any shares of Purchaser common stock and taking any action to nominate any person for election to Purchaser’s board of directors. Our status as a minority stockholder of Purchaser as well as the limitations and restrictions expected to be set forth in the Standstill Agreement may limit our ability to exert significant influence on Purchaser’s management and operations and matters requiring approval of Purchaser’s stockholders. Purchaser’s management and holders of a larger percentage of Purchaser’s common stock may also take or encourage actions that decrease the value of our shares of Purchaser common stock or are not in our best interests as a minority stockholder.

Risks Related to Our Future Operations Following the Asset Sale

If the Asset Sale is completed, we will no longer be engaged in the retail insurance and claims adjustment businesses, our operations will be limited and our stock price may decline.

If the Asset Sale is completed and we sell all of the equity interests of Maison, MMI and ClaimCor, we will no longer be engaged in the retail insurance and claims adjustment businesses. Following closing, we plan to conduct limited business operations despite the sale of assets that generate a significant portion of our revenue. Our Board will evaluate alternatives for the use of the cash consideration we receive from the Asset Sale, which are expected to include using a portion of the cash consideration to conduct the business of our reinsurance subsidiary, PIH Re, Ltd., and launching a new growth strategy focused on reinsurance, investment management and new investment opportunities. The Company may form another reinsurance subsidiary in a suitable jurisdiction. Although our Board will evaluate various alternatives regarding the use of the cash consideration, it has not committed to make any such decision by a particular date, and this uncertainty may negatively impact the value and liquidity of our common stock. We also expect that, following the closing of the Asset Sale, our revenue will be reduced, as we will have limited assets with which to generate revenue, and our business prospects may be limited, which may have a material impact on our results of operations and financial condition.

Following the completion of the Asset Sale, we will be subject to non-competition and non-solicitation covenants under the Purchase Agreement, which may limit our operations in certain respects.

If the Asset Sale is completed, we will be subject to non-competition and non-solicitation covenants in the Purchase Agreement for a period of five years from the closing date of the Asset Sale. During this period of time, subject to certain exceptions, we will generally be prohibited from (i) marketing, selling and issuing residential property and casualty insurance policies to residential consumers anywhere in the States of Alabama, Florida, Georgia, Louisiana, South Carolina and Texas (a “Restricted Business”), and owning the equity securities of, managing, operating or controlling any person that engages in a Restricted Business, (ii) hiring or soliciting certain employees of Purchaser or the companies sold under the terms of the Purchase Agreement, and (iii) soliciting or accepting business from certain third parties on any customer, agent or vendor list of Maison, MMI, or ClaimCor in connection with a Restricted Business. The non-competition covenant does not apply to our reinsurance business, and we will be permitted to enter into reinsurance contracts in the States of Alabama, Florida, Georgia, Louisiana, South Carolina and Texas.

The limitations set forth in the non-competition and non-solicitation covenants may negatively impact the scope of our future operations, limit our recruitment of key employees, restrict our ability to enter into strategic relationships, and impair our ability to pursue certain business alternatives following the Asset Sale, which may adversely affect our business, results of operations, financial condition, and stock price.

1347 PROPERTY INSURANCE HOLDINGS, INC.

We do not have an operating history or established reputation in the reinsurance industry, and our lack of an established operating history and reputation may make it difficult for us to attract or retain business.

Following the completion of the Asset Sale, we expect to use a portion of the cash consideration received in the Asset Sale to conduct the business of our reinsurance subsidiary, PIH Re, Ltd., which is domiciled under the laws of Bermuda, and we may form an additional reinsurance subsidiary in a suitable jurisdiction. We will not have an operating history on which we can base an estimate of our future earnings prospects. We also do not have an established reputation in the reinsurance industry. Reputation is a very important factor in the reinsurance industry, and competition for business is, in part, based on reputation. Although our reinsurance policies will be fully collateralized, we will be a relatively newly formed reinsurance company and do not yet have a well-established reputation in the reinsurance industry. Our lack of an established reputation may make it difficult for us to attract or retain business. We will compete with major reinsurers, all of which have substantially greater financial marketing and management resources than we do, which may make it difficult for us to effectively market our products or offer our products at a profit. In addition, we do not have or currently intend to obtain financial strength ratings, which may discourage certain counterparties from entering into reinsurance contracts with us.

Our failure to obtain or maintain approval of insurance regulators and other regulatory authorities as required for the operations of our reinsurance subsidiary may have a material adverse effect on our future business, financial condition, results of operations and prospects.

PIH Re, Ltd., as a Bermuda domiciled entity, is required to maintain licenses. PIH Re, Ltd. is registered as a reinsurer only in Bermuda. Bermuda insurance statutes and regulations and policies of the Bermuda Monetary Authority, or “BMA,” require that PIH Re, Ltd., among other things, maintain a minimum level of capital and surplus, satisfy solvency standards, restrict dividends and distributions, obtain prior approval or provide notification to the BMA of certain transactions, maintain a head office, and have certain officers and a director resident in Bermuda, appoint and maintain a principal representative in Bermuda and provide for the performance of certain periodic examinations of itself and its financial conditions. A failure to meet these conditions may result in the suspension or revocation of its license to do business as a reinsurance company in Bermuda, which would mean that PIH Re, Ltd. would not be able to enter into any new reinsurance contracts until the suspension ended or it became licensed in another jurisdiction. For any or a number of reasons, the BMA could revoke or suspend PIH Re, Ltd.’s license. Any such suspension or revocation of its license would negatively impact its and our reputation in the reinsurance marketplace and could have a material adverse effect on our results of operations. In addition, other reinsurance subsidiaries we may form in other foreign jurisdictions will be subject to the requirements of those jurisdictions, and we may fail to comply with the applicable regulatory requirements.

As a reinsurer, we will depend on our clients’ evaluations of the risks associated with their insurance underwriting, which may subject us to reinsurance losses.

In the proportional reinsurance business, in which we will assume an agreed percentage of each underlying insurance contract being reinsured, or quota share contracts, we do not plan to separately evaluate each of the original individual risks assumed under these reinsurance contracts. We will therefore be largely dependent on the original underwriting decisions made by ceding companies, which will subject us to the risk that the clients may not have adequately evaluated the insured risks and that the premiums ceded may not adequately compensate us for the risks we assume. We also do not plan to separately evaluate each of the individual claims made on the underlying insurance contracts under quota share arrangements, in which case we will be dependent on the original claims decisions made by our clients.

The inability to obtain business from brokers could adversely affect our business strategy and results of operations.

We anticipate that a substantial portion of our reinsurance business will be placed primarily through brokered transactions, which involve a limited number of reinsurance brokers. If we are unable to identify and grow the brokered business provided through one or more of these reinsurance brokers, many of whom may not be familiar with the Bermuda jurisdiction of our reinsurance subsidiary, this failure could significantly and negatively affect our business and results of operations.

1347 PROPERTY INSURANCE HOLDINGS, INC.

The involvement of reinsurance brokers may subject us to their credit risk.

As a standard practice of the reinsurance industry, reinsurers frequently pay amounts owed on claims under their policies to reinsurance brokers, and these brokers, in turn, remit these amounts to the ceding companies that have reinsured a portion of their liabilities with the reinsurer. In some jurisdictions, if a broker fails to make such a payment, the reinsurer might remain liable to the client for the deficiency notwithstanding the broker’s obligation to make such payment. Conversely, in certain jurisdictions, when the client pays premiums for policies to reinsurance brokers for payment to the reinsurer, these premiums are considered to have been paid and the client will no longer be liable to the reinsurer for these premiums, whether or not the reinsurer has actually received them from the broker. Consequently, as a reinsurer, we expect to assume a degree of credit risk associated with the brokers that we intend to do business with.

We may be unable to purchase retrocessional reinsurance for the liabilities we reinsure, and if we successfully purchase such retrocessional reinsurance, we may be unable to collect, which could adversely affect our business, financial condition and results of operations.

Retrocessional coverage (reinsurance for the liabilities we reinsure) may not always be available to us or may not always be available at acceptable terms. From time to time, as a reinsurer we expect that we will purchase retrocessional coverage for our own account in order to mitigate the effect of a potential concentration of losses upon our financial condition. The insolvency or inability or refusal of a retrocessional reinsurer to make payments under the terms of its agreement with us could have an adverse effect on us because we will remain primarily liable to our client. From time to time, market conditions have limited, and in some cases have prevented, reinsurers from obtaining the types and amounts of retrocession that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional coverage or negotiate terms that we deem appropriate or acceptable or obtain retrocession from entities with satisfactory creditworthiness. Our failure to establish adequate retrocessional arrangements or the failure of our retrocessional arrangements to protect us from overly concentrated risk exposure could significantly and negatively affect our business, financial condition and results of operations.

We may not be successful in carrying out our investment and investment management strategy, and fair value of our investments will be subject to a loss in value.

We plan to form an investment advisory firm (the “Advisor”) and to use one or more affiliated investment advisers registered with the SEC (the “Sub Advisors”) to carry out our investment advisory services. Through the investment portfolio of our reinsurance subsidiaries, we plan to be a seed investor in a number of newly created private funds that, we expect, will pursue investment strategies ranging the full spectrum in alternative equities, fixed income, private equity and real estate. In exchange for seeding the new funds, we expect to receive a special interest in each new fund (or its general partner). Since we plan to conduct our investment activities through private funds, our contributions made to those funds may be subject to lock-up agreements and our ability to access this capital may be limited for a defined period, which may increase a risk of loss of all or a significant portion of value. Our investments may also become concentrated. A significant decline in the major values of these investments may produce a large decrease in our consolidated shareholders’ equity and can have a material adverse effect on our consolidated book value per share and earnings.

As discussed in “Ancillary Agreements — Investment Advisory Agreement,” in connection with the Purchase Agreement, the Advisor and Buyer plan to enter into an investment advisory agreement in which the Advisor will provide non-discretionary investment advisory services to the Buyer. The Advisor plans to use the affiliated Sub Advisors to carry out the services under this agreement with the Buyer. The Advisor and affiliated Sub Advisors plan to develop relationships with other insurance companies to provide investment advisory services. Any fees received for such services may not be commensurate with the services provided. We also may not be able to enter into such advisory management agreements on favorable terms, or at all.

Any of these events could have a material adverse effect on our business.

We will be subject to the risk of possibly becoming an investment company under the Investment Company Act.

1347 PROPERTY INSURANCE HOLDINGS, INC.

We will be subject to the risk of inadvertently becoming an investment company, which would require us to register under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Registered investment companies are subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we currently operate our business.

We will monitor the value of our investments and plan to structure our operations and transactions to qualify for exemptions under the Investment Company Act. Accordingly, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, adverse developments with respect to our ownership of our operating subsidiaries, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings, could result in our inadvertently becoming an investment company. If it were established that we were an investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

Our results of operations will fluctuate from period to period and may not be indicative of our long-term prospects.

We anticipate that the performance of our reinsurance operations and our future investment portfolio will fluctuate from period to period. In addition, because we plan to underwrite products and make investments to achieve favorable return on equity over the long-term, our short-term results of operations may not be indicative of our long-term prospects. Our results of operations may also be adversely impacted by the general conditions and outlook of the reinsurance markets as well as capital markets.

We will be a very small public company with a large cash balance relative to our market capitalization.

Once the Asset Sale is completed, we will remain a publicly traded company and will continue to be subject to the listing standards of Nasdaq and SEC rules and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002, and will have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act even though compliance with these reporting requirements is economically burdensome. Unless we decide to deregister our shares and suspend our periodic reporting obligations under the Exchange Act, we will continue to incur ongoing operating expenses related to our status as a reporting issuer.

The uncertainty regarding the use of proceeds from the Asset Sale and our future operations may negatively impact the value and liquidity of our common stock.

Although our Board will evaluate various alternatives regarding the use of proceeds from the Asset Sale, it has made no final decision with respect to the use of proceeds and has not committed to make any such decision by a particular date. Our Board will have broad discretion in finalizing the use of proceeds, which our investors may not agree with. This uncertainty may negatively impact the value and liquidity of our common stock.

We may be unable to attract and retain key personnel and management, which could adversely impact our ability to successfully implement and execute our growth strategy.

The successful implementation of our growth strategy post-closing of the Asset Sale will depend in large part upon the ability and experience of members of our senior management and other personnel. In addition, our performance will be dependent on our ability to identify, hire, train, motivate and retain qualified management and personnel with experience in the reinsurance industry and investment advisory services. We may not be able to attract and retain such personnel on acceptable terms, or at all. If we lose the service of qualified management or other personnel or are unable to attract and retain the necessary members of senior management or personnel post-closing of the Asset Sale, we may not be able to successfully execute on our business strategy, which could have an adverse effect on our business.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Failure to complete the Asset Sale may cause the market price for our common shares to decline.

If our stockholders fail to approve the Asset Sale, of if the Asset Sale is not completed for any other reason, the market price of our common shares may decline due to various potential consequences, including but not limited to:

●	we may not be able to sell the equity of Maison, MMI and/or ClaimCor to another party on terms as favorable to us as the terms of the Purchase Agreement;

●	the failure to complete the Asset Sale may create substantial doubt as to our ability to effectively implement our current business strategies; and

●	our costs related to the Asset Sale, such as legal and accounting fees, must be paid even if the Asset Sale is not completed.

We may fail to satisfy the continued listing standards of Nasdaq and may have to delist our common shares.

Even though we currently satisfy the continued listing standards for Nasdaq and expect to continue to do so following the completion of the Asset Sale, we can provide no assurance that we will continue to satisfy the continued listing standards in the future. In the event that we are unable to satisfy the continued listing standards of Nasdaq, our common shares may be delisted from that market. Any delisting of our common shares from Nasdaq could:

●	adversely affect our ability to attract new investors;

●	decrease the liquidity of our outstanding common shares;

●	reduce our flexibility to raise additional capital;

●	reduce the price at which our common shares trade; and

●	increase the transaction costs inherent in trading such common shares with overall negative effects for our stockholders.

In addition, delisting of our common shares could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common shares, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect the price of our common shares and our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 1511 N. Westshore Blvd., Suite 870, Tampa, Florida, 33607 and consist of approximately 10,600 square feet of office space which allows for current and future expansion. Our lease term runs through October 2019. Rent is payable in monthly installments of approximately $24,000. The lease contains an option to renew for an additional three year term subject to certain conditions.

We also lease office space located at 9100 Bluebonnet Centre Blvd., Suite 501, Baton Rouge, Louisiana, 70809 which serves as the principal office space for our insurance subsidiary, Maison, and consists of approximately 4,000 square feet of office space. Our lease term runs through January 15, 2021. Rent is payable in monthly installments of approximately $6,300 and escalates by approximately 2.5% annually.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock

Our common stock is traded on the Nasdaq Global Market tier of the Nasdaq Stock Market, LLC under the symbol “PIH.” Our Series A Preferred Stock is also traded on the Nasdaq Global Market tier of the Nasdaq Stock Market under the symbol “PIHPP.”

Number of Common Stockholders

As of December 31, 2018, we had 6,012,764 common shares outstanding, which were held by 14 stockholders of record including Cede & Co., which holds shares on behalf of the beneficial owners of the Company’s common stock. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Holders of our Series A Preferred Stock are entitled to receive cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference (equivalent to $2.00 per annum per share), accruing from February 28, 2018. Dividends are payable to holders of our Series A Preferred Stock quarterly on or about the 15th day of March, June, September and December of each year, commencing on June 15, 2018. The record dates for dividend payment are March 1, June 1, September 1 and December 1 of each year, whether or not a business day, immediately preceding the applicable dividend payment date. The first dividend record date was June 1, 2018. Dividends on the Series A Preferred Stock accumulate whether or not the Company has earnings, whether or not there are funds legally available for the payment of those dividends and whether or not those dividends are declared by the Board of Directors. We intend to declare regular quarterly dividends on the shares of Series A Preferred Stock. As of December 31, 2018, we had approximately $10.9 million available for the payment of future dividends, if declared by the Board of Directors. The declaration, payment and amount of future dividends will be subject to the discretion of our Board of Directors. Our Board of Directors expects to take into account a variety of factors when determining whether to declare any future dividends on the Series A Preferred Stock, including (i) our financial condition, liquidity, results of operations, retained earnings, and capital requirements, (ii) general business conditions, (iii) legal, tax and regulatory limitations, including those placed on our subsidiary companies, and (iv) any other factors that our Board of Directors deems relevant. Accordingly, there can be no assurance that we will declare dividends on our preferred shares in the future.

On July 24, 2018, the Company entered into a Termination Agreement with Kingsway America, Inc. (“KAI”), pursuant to which KAI agreed to terminate the Performance Share Grant Agreement dated March 26, 2014, in exchange for a payment of $1,000,000. As a result of the Termination Agreement, KAI has no further rights to any of the performance share grants contemplated by the Performance Share Grant Agreement.

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

Overview

We are an insurance holding company specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. These markets are characterized as regions where larger, national insurers have reduced their market share in favor of other, less catastrophe exposed markets. These markets are also characterized by state-administered residual insurers controlling large market shares. These unique markets can trace their roots to Hurricane Andrew, after which larger national carriers limited their capital allocation and approaches to property risk aggregation. These trends accelerated again after back to back exceptionally active hurricane seasons in 2004 and 2005. However, the decade following Hurricane Katrina in 2005, had relatively few losses arising from tropical storm activity which led to declines in reinsurance pricing and increases in its availability. We were incorporated on October 2, 2012 in the State of Delaware to take advantage of these favorable dynamics where premium could be acquired relatively more quickly and under less competitive pressure than in other property insurance markets and where the cost of reinsurance, a significant expense for primary insurers, was declining from record high levels. We execute on this opportunity via a management team with expertise in the critical facets of our business: underwriting, claims, reinsurance, and operations. Within our three-state market, we seek to sell our products in territories with the highest rate per exposure and the least complexity in terms of risk. As of December 31, 2018, we covered risks on approximately 69,000 policies, an increase of over 35% from one year prior.

On November 19, 2013, we changed our legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc., and on March 31, 2014, we completed an initial public offering of our common stock. Prior to March 31, 2014, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. As of December 31, 2018, KFSI and its affiliates no longer held any of our outstanding shares of common stock, but did hold warrants, that, if exercised, would cause KFSI and its affiliates to hold an approximate 20% ownership interest in our common stock. In addition, as of December 31, 2018, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 45% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

We have four wholly-owned subsidiaries: Maison Insurance Company, or “Maison”, Maison Managers Inc., or “MMI”, ClaimCor, LLC, or “ClaimCor”, and PIH Re, Ltd.

Through Maison, we began providing property and casualty insurance to individuals in Louisiana in December 2012. In September 2015, Maison began writing manufactured home policies in the State of Texas on a direct basis, and in December 2017, Maison began writing wind/hail only policies in Florida via the assumption of policies from Florida Citizens Property Insurance Corporation (“FL Citizens”). Our current insurance offerings in Louisiana, Texas, and Florida include homeowners insurance, manufactured home insurance and dwelling fire insurance. We write both full peril property policies as well as wind/hail only exposures and we produce new policies through a network of independent insurance agencies. We refer to the policies we write through independent agencies as voluntary policies versus those policies we have assumed through state-run insurers such as FL Citizens, which we refer to as take-out policies. We also wrote commercial business in Texas through a quota share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas. We discontinued the assumption of renewal premiums from Brotherhood effective January 1, 2018, as a result of our evaluation of the risk adjusted returns on this portion of our business.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Maison has participated in six of the last seven rounds of take-outs from Louisiana Citizens Property Insurance Corporation, or “LA Citizens”, occurring on December 1st of each year, as well as the inaugural depopulation of policies from the Texas Windstorm Insurance Association, or “TWIA”, which occurred on December 1, 2016. Under these programs, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by LA Citizens and TWIA. The majority of policies that we have obtained through LA Citizens as well as all of the policies we have obtained through TWIA cover losses arising only from wind and hail. Prior to our take-out, some of the LA Citizens and TWIA policyholders may not have been able to obtain such coverage from any other marketplace.

Effective August 1, 2018, House Bill No. 333 (“HB 333”) became effective as Act No. 131 in the State of Louisiana and amended the law with respect to the depopulation of policies from LA Citizens. In July 2018, the Company was notified by LA Citizens of the number of policies which would be available for assumption by all insurers electing to participate in the December 1, 2018 depopulation under the new law. Due to the significant reduction of policies available when compared to those available for assumption in prior years, the Company did not participate in the December 1, 2018 assumption of policies from LA Citizens.

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

On September 29, 2017, Maison received authorization from the FOIR to assume personal lines policies from FL Citizens. Accordingly, on December 19, 2017, Maison entered the Florida market via the assumption of approximately $5.7 million in premium on approximately 3,500 policies from FL Citizens covering the perils of wind and hail only. Maison has also participated in the December 18, 2018 depopulation of policies from FL Citizens whereby Maison assumed an additional 3,950 policies covering the perils of wind and hail only.

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

PIH Re, Ltd. is our Bermuda-domiciled reinsurance subsidiary. PIH Re, Ltd. was registered in Bermuda on December 6, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Equity Purchase Agreement with FedNat Holding Company

As previously announced, on February 25, 2019, the Company, together with Maison, MMI and ClaimCor entered into an Equity Purchase Agreement with FedNat Holding Company, a Florida corporation (“Purchaser” or “FedNat”), providing for the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor to Purchaser, on the terms and subject to the conditions set forth in the Agreement (the “Asset Sale”). As consideration for the sale of Maison, MMI and ClaimCor, Purchaser has agreed to pay the Company $51.0 million, consisting of $25.5 million in cash and $25.5 million in Purchaser’s common stock to be issued to the Company. In addition, upon closing of the Asset Sale (the “Closing”), up to $18.0 million of outstanding surplus note obligations payable by Maison to the Company, plus all accrued but unpaid interest (other than default rates of interest, penalties, late fees and other related charges), will be repaid to the Company.

The Company, and not its stockholders, will receive the cash consideration and the equity consideration from the Asset Sale. The Company does not intend to liquidate following the closing. The Company’s board of directors will evaluate alternatives for the use of the cash consideration, which are expected to include using a portion of the cash consideration to conduct the business of PIH Re, Ltd., which was registered on December 6, 2018, and launching a new growth strategy focused on reinsurance, investment management and new investment opportunities. The Company may form an additional reinsurance subsidiary in a suitable jurisdiction.

For more information on the Purchase Agreement and the Asset Sale, see “Item 1. Business – Equity Purchase Agreement with FedNat Holding Company.”

Our Products

As of December 31, 2018, we covered risks under approximately 69,000 direct and assumed policies. Of these policies, approximately 25% were obtained via take-out from the LA Citizens, FL Citizens and TWIA, while the remaining 75% were voluntary policies obtained from our independent agency force. In total, from both take-out and voluntary business, 58% of our policies are homeowner multi-peril, approximately 10% are manufactured home multi-peril policies, approximately 29% are wind/hail only policies, approximately 2% are multi-peril dwelling policies, and approximately 1% are dwelling fire policies.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Our policy counts by type as of December 31, 2018 and 2017 are as follows:

	Policies as of December 31,
Source of Policies	2018	2017

Homeowners	39,904	23,283
Manufactured Homes	6,250	4,975
Other Dwellings	5,200	5,187
Total Voluntary Policies in Force	51,354	33,445

Assumed through LA Citizens Depopulation Program	9,930	12,002
Assumed through FL Citizens Depopulation Program	6,882	3,444
Assumed through Brotherhood Quota-Share Agreement	–	1,035
Assumed through TWIA Quota-Share Agreement	627	745
Total Assumed Policies	17,439	17,226

Total all policies	68,793	50,671

Non-U.S. GAAP Financial Measures

The Company assesses its results of operations using certain non-U.S. GAAP financial measures, in addition to U.S. GAAP financial measures. These non-U.S. GAAP financial measures consist of underwriting ratios and are defined below. The Company believes these non-U.S. GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating performance in the same manner as management does, and are also consistent with those ratios used across the insurance industry.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

The Company carries a net deferred income tax asset of $1,300 and $700 at December 31, 2018 and 2017, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income.

Securities issued to 1347 Advisors, LLC

Pursuant to the termination of the Management Services Agreement with 1347 Advisors, LLC (“Advisors,” a wholly-owned subsidiary of KFSI), the Company issued Series B Preferred Shares, Warrants, and entered into a Performance Share Grant Agreement with Advisors on February 24, 2015. On January 2, 2018, the Company entered into a stock purchase agreement with Advisors and IWS Acquisition Corporation, also an affiliate of KFSI, pursuant to which the Company agreed to repurchase all 60,000 Series B Preferred Shares held by Advisors and all 60,000 Series B Preferred Shares held by IWS Acquisition Corporation. The Company completed the repurchase of the shares held by Advisors on January 2, 2018 and the repurchase of the shares held by IWS Acquisition Corporation on February 28, 2018. In connection with the stock purchase agreement, the Performance Share Grant Agreement, dated February 24, 2015, between the Company and Advisors was terminated. No common shares were issued to Advisors under the Performance Share Grant Agreement. Advisors has subsequently transferred the warrants to its affiliate, Kingsway America Inc.

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

Analysis of Financial Condition

As of December 31, 2018 compared to December 31, 2017

Dollar amounts included in the “Analysis of Financial Condition” are presented in thousands, except as otherwise specified.

Investments

The Company’s investments in fixed income and equity securities are classified as available-for-sale and are reported at estimated fair value. The Company held an investments portfolio comprised primarily of fixed income securities issued by the U.S. Government, government agencies and high quality corporate issuers. The fixed income portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by the investment committee of the Company’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk. Additionally, the Company’s investment committee is in place to identify, evaluate and approve suitable investment opportunities for the Company. This has resulted in a number of equity investments managed by the committee that represent approximately 7.9% of the estimated fair value of Company’s total investment portfolio as of December 31, 2018. Investments held by the Company’s insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments.

The table below summarizes, by type, the Company’s investments as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government	$8,422	10.1%	$2,698	4.9%
State municipalities and political subdivisions	6,428	7.7%	5,907	10.7%
Asset-backed securities and collateralized mortgage obligations	32,792	39.4%	19,867	36.0%
Corporate	28,668	34.4%	22,650	41.0%
Total fixed income securities	76,310	91.6%	51,122	92.6%

Equity securities:
Common stock	3,077	3.7%	2,460	4.4%
Warrants to purchase common stock	123	0.1%	154	0.3%
Rights to purchase common stock	63	0.1%	93	0.2%
Total equity securities	3,263	3.9%	2,707	4.9%

Short-term investments	474	0.6%	417	0.8%
Other investments	3,287	3.9%	945	1.7%
Total investments	$83,334	100.0%	$55,191	100.0%

Pursuant to the certificate of authority we received from the TDI, we are required to deposit securities with the State of Texas. These securities consist of various fixed income securities listed in the table above having an amortized cost basis of $2,000 and an estimated fair value of $1,979 as of December 31, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC.

The Company’s other investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has a total potential commitment of $935 related to these investments, of which the two entities have drawn down approximately $776 through December 31, 2018. The limited liability company is managed by Argo Management Group, LLC, an entity which is wholly owned by KFSI. The Company has accounted for these two investments under the cost method, as the investments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the investments or the underlying privately-owned companies.

Additionally, on June 18, 2018 the Company invested $2,219 in FGI Metrolina Property Income Fund, LP (the “Fund”), which intends to invest in real estate through a real estate investment trust which is wholly owned by the Fund. The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Company, a limited partner of the Fund, does not have a controlling financial interest in the Fund, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 47.1% as of December 31, 2018. Accordingly, the Company has accounted for this investment under the equity method of accounting. The Company has committed to a total potential investment of up to $4,000 in the Fund. As of December 31, 2018, the total amount invested in the Fund was $2,219, while the carrying amount on the Company’s balance sheet was $2,211.

Also included in other investments is a $300 certificate of deposit with an original term of 18 months deposited with the State of Florida pursuant to the terms of the certificate of authority issued to Maison from the FOIR.

Liquidity and Cash Flow Risk

The table below summarizes the estimated fair value of the Company’s fixed income securities by contractual maturity as of December 31, 2018 and 2017. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	December 31, 2018		December 31, 2017
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
One year or less	$3,758	4.9%	$1,525	3.0%
More than one to five years	34,169	44.8%	22,995	45.0%
More than five to ten years	13,806	18.1%	13,138	25.7%
More than ten years	24,577	32.2%	13,464	26.3%
Total fixed income securities	$76,310	100.0%	$51,122	100.0%

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

As of December 31, 2018 and 2017, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

	December 31, 2018		December 31, 2017
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$44,605	58.5%	$24,188	47.3%
Aa/Aa	7,159	9.4%	6,322	12.4%
A/A	16,211	21.2%	13,651	26.7%
BBB	8,335	10.9%	6,961	13.6%
Total fixed income securities	$76,310	100.0%	$51,122	100.0%

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

As a result of the analysis performed by the Company, we recorded a write-down for an other-than-temporary impairment on a single equity investment resulting in a charge of $215 against net investment income for the year ended December 31, 2018. We recorded this write-down as a result of our analysis of the investment’s operating losses for 2018, which showed a considerable decline when compared to its results for 2017. There were no write-downs for other-than-temporary impairment on our investments for the year ended December 31, 2017.

At December 31, 2018, the gross unrealized losses for equity securities amounted to $30, while gross unrealized losses for fixed income securities amounted to $1,178, and there were no unrealized losses attributable to non-investment grade fixed income securities. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded the declines in value on its fixed income securities were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and other policy processing fees that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable and represent those costs related to acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC increased $2,326, to $9,111 as of December 31, 2018 compared to $6,785 as of December 31, 2017, corresponding to an increase in our unearned premium reserves over the same period. DPAC expressed as a percentage of unearned premium reserves was 17.6% and 17.2% as of December 31, 2018 and 2017, respectively.

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowances for credit losses, decreased by $3,111 to $7,720 as of December 31, 2018 from $10,831 as of December 31, 2017, due, in large, to the fact that we did not participate in the 2018 depopulation of policies from LA Citizens. Due to our participation in the 2017 depopulation, the Company was owed approximately $2.8 million from LA Citizens as of December 31, 2017, the vast majority of which, had been paid to us by December 31, 2018.

Ceded Unearned Premiums

Ceded unearned premiums represents the unexpired portion of premiums which have been paid to the Company’s reinsurers. Ceded unearned premiums are charged to income over the terms of the respective reinsurance treaties. Our catastrophe excess of loss (“CAT XOL”) treaties, which run from June 1st of each year to May 31st of the following year, make up the majority of our ceded unearned premiums at both December 31, 2018 and 2017.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Reinsurance Recoverable

Reinsurance recoverable on both paid losses and loss reserves represents amounts due to the Company, or expected to be due to the Company from its reinsurers, based upon claims and claim reserves which have exceeded the retention amount under our reinsurance treaties. As of December 31, 2018, we have recorded an expected recovery of $530 on paid losses as well as $5,661 on loss and loss adjustment expense reserves, compared to $1,952 and $8,971, respectively, as of December 31, 2017. Our expected recoveries as of December 31, 2017 related primarily to Hurricane Harvey, which impacted our policyholders in Texas and Louisiana in August, 2017. We anticipate our losses to be $29,500 from this event on a gross basis, and $5,000 on a net basis, after recoveries from reinsurance.

Funds Deposited with Reinsured Companies

Funds deposited with reinsured companies represents collateral we have placed on deposit with Brotherhood based upon our quota-share agreement (which terminated on January 1, 2018) to reinsure a portion of Brotherhood’s business for wind/hail coverage only. Our deposit decreased by $1,963 to $287 as of December 31, 2018 from $2,250 as of December 31, 2017 as we have applied the collateral placed on deposit to our quota-share portion of the losses Brotherhood has paid during the year ended December 31, 2018, mostly resulting from Hurricane Harvey.

Current Income Taxes Recoverable/Payable

Current income taxes recoverable increased $1,055 to $1,119 as of December 31, 2018, compared to $64 as of December 31, 2017, representing the estimate of both the Company’s state and federal income taxes due as of each date, less estimated payments made.

Net Deferred Tax Asset

The Company’s net deferred tax asset increased $1,209, to $1,279 as of December 31, 2018, from $70 as of December 31, 2017, due, in large part, to the increase in deferred tax assets associated with our unearned premium reserves, unrealized losses on our bond portfolio, as well credits against state taxes associated with the premium taxes we pay. Net deferred income taxes are comprised of approximately $3,228 of deferred tax assets, net of approximately $1,949 of deferred tax liabilities as of December 31, 2018, compared to $2,073 of deferred tax assets, net of $2,003 of deferred tax liabilities as of December 31, 2017.

Property and Equipment

Property and equipment increased $110 to $315 as of December 31, 2018 compared to $205 as of December 31, 2017, due, in part, to the fact that the Company entered into vehicle lease agreements in the first quarter of 2018, which are for the use of our sales representatives in Texas, Louisiana and Florida. Also included in property and equipment are computers, office equipment, and improvements at our leased facilities in Tampa, Florida and Baton Rouge, Louisiana, shown net of accumulated depreciation. Our policy for the capitalization and depreciation of these assets can be found in Note 2 – Significant Accounting Policies in Item 8 of this report.

Other Assets

Other assets increased $252, to $1,140 as of December 31, 2018 from $888 as of December 31, 2017. The major components of other assets, and the change therein, are shown below.

	December 31,
	2018	2017	Change
Accrued interest on investments	$406	$285	$121
Security deposits for facility leases	25	38	(13)
Prepaid expenses	683	556	127
Other receivables	26	9	17
Total	$1,140	$888	$252

1347 PROPERTY INSURANCE HOLDINGS, INC.

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred but not reported (“IBNR”) loss events and the related estimated loss adjustment expenses gross of amounts expected to be recovered from reinsurance. The table below separates our loss reserves and LAE between IBNR and case specific estimates as of December 31, 2018 and 2017.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
December 31, 2018
Homeowners(1)	$4,635	$587	$5,222	$3,729	$8,951	$1,584
Special Property(2)	3,244	419	3,663	2,537	6,200	4,077
Total	$7,879	$1,006	$8,885	$6,266	$15,151	$5,661

December 31, 2017
Homeowners	$2,438	$260	$2,698	$1,971	$4,669	$1,562
Special Property	5,307	103	5,410	3,409	8,819	7,409
Total	$7,745	$363	$8,108	$5,380	$13,488	$8,971

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

Gross reserves as of December 31, 2018 were $15,151, an increase of $1,663 from December 31, 2017. As of December 31, 2018, gross reserves in the approximate amount of $3,879 have been established for PCS Catastrophe 1743, or Hurricane Harvey, a major storm which made initial landfall in the United States as a Category 4 hurricane near Rockport, Texas in August 2017, compared to gross reserves in the amount of $7,124 for Hurricane Harvey as of December 31, 2017. At December 31, 2017, we had anticipated our total incurred losses from Hurricane Harvey to be $27,000 on a gross basis, which we have revised to $29,500 as of December 31, 2018. After recoveries under our catastrophe excess of loss reinsurance program, our net incurred losses remain at $5,000 as of both periods; thus we experienced no net adverse development in 2018 as a result of Hurricane Harvey. In comparison, in the first week of June, 2018 our policyholders in the Dallas, TX Metroplex experienced a severe hailstorm resulting in what is estimated to be approximately $7,500 in total incurred losses on both a gross and net (of reinsurance) basis. As of December 31, 2018, we have reserved approximately $1,700 related to this storm.

We have also released reserves from prior accident years (for losses unrelated to Hurricane Harvey), resulting in prior period redundancy of $2,008 for the year ended December 31, 2018. The reinsurance recoverable on reserves as of December 31, 2018 was $5,661, a decrease of $3,310 from December 31, 2017, due, in large part, to recoveries collected from our reinsurers under our catastrophe excess of loss program for Hurricane Harvey losses. As a result of the foregoing, net loss reserves were $9,490 and $4,517 as of December 31, 2018 and 2017, respectively.

The Company cannot predict whether loss and loss adjustment expense reserves will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. Any such development could have a material effect on the Company’s consolidated financial results for a given period.

Unearned Premium Reserves

Unearned premium reserves increased $12,384 to $51,907 as of December 31, 2018 compared to $39,523 as of December 31, 2017, which corresponds to the increase in premium we have written, particularly in the State of Texas, during the year ended December 31, 2018. The following table outlines the change in unearned premium reserves by state and by line of business.

	December 31,
	2018	2017	Change
Homeowners - LA	$16,639	$16,920	$(281)
Special Property - LA	7,633	9,050	(1,417)
Total Louisiana	24,272	25,970	(1,698)

Homeowners – TX	15,746	4,717	11,029
Special Property – TX	3,241	3,454	(213)
Total Texas	18,987	8,171	10,816

Special Property – FL	8,648	5,382	3,266
Total Florida	8,648	5,382	3,266

Unearned Premium Reserves	$51,907	$39,523	$12,384

1347 PROPERTY INSURANCE HOLDINGS, INC.

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable increased $3,963, to $9,495 as of December 31, 2018 compared to $5,532 as of December 31, 2017. The bulk of the balance payable as of both dates represents quarterly installment payments due under our catastrophe reinsurance programs, which are paid in the first month of each quarter.

Agency Commissions Payable

Agency commissions payable increased $107 to $802 as of December 31, 2018 versus $695 as of December 31, 2017. As agency commissions are paid in arrears, this balance represents commissions owed to the Company’s independent agencies on policies written throughout the months ended December 31, 2018 and 2017 respectively. Since the commissions we pay to our independent agencies are based upon a percentage of the premium our agencies write, the balance due will vary directly with the volume of premium written each month.

Premiums Collected in Advance

Advance premium deposits increased $762 to $1,840 as of December 31, 2018 from $1,078 as of December 31, 2017, and represent cash the Company has received for policies which were not yet in-force as of December 31, 2018 and 2017, respectively. Upon the effective date of coverage, advance premiums are reclassified to the unearned premium reserve account.

Funds held under Reinsurance Treaties

Funds held under reinsurance treaties represents collateral we have received on deposit from our reinsurers under our catastrophe excess of loss treaties and is intended to fund those reinsurers’ pro-rata portion of the reserves we have established for losses and loss adjustment expenses. As of December 31, 2018 deposits were $162, compared to $206 as of December 31, 2017. This balance decreased by $44 as a portion of the balance was applied to reinsurance recoveries due to us on paid losses during the year ended December 31, 2018.

Accrued Premium Taxes and Assessments

Accrued premium taxes and assessments increased $370, to $3,059 as of December 31, 2018, compared to $2,689 as of December 31, 2017, resulting from the increase in premiums written year over year. Installment payments on current year premium taxes are due to the states in which we write business on a quarterly basis, based upon the previous year premium tax due, with any difference paid with the premium tax return due on March 1st of each year.

Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses increased $1,176, to $2,760 as of December 31, 2018, compared to $1,584 as of December 31, 2017. The largest driver of the change when comparing periods was the change in unearned policy fees, which correlates directly with the premium we write, and increased by $1,247 from December 31, 2017. The components of accounts payable and other accrued expenses, as well as the change therein, are shown below.

	December 31,
	2018	2017	Change
Accrued employee compensation	$271	$51	$220
Accrued professional fees	516	587	(71)
Unearned policy fees	1,701	454	1,247
Capital lease obligations	118	–	118
Other accounts payable	154	492	(338)
Total	$2,760	$1,584	$1,176

Related Party Transactions

Termination of Performance Share Grant Agreement

On July 24, 2018, the Company entered into a Termination Agreement with Kingsway America, Inc. (“KAI”, a wholly owned subsidiary of KFSI), pursuant to which KAI agreed to terminate the Performance Share Grant Agreement (“PSGA”) dated March 26, 2014, between the Company and KAI in exchange for a payment of $1,000 from the Company, which has been recorded as a charge under the heading “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the year ended December 31, 2018. As a result of the Termination Agreement, KAI has no further rights to any of the performance share grants contemplated by the PSGA. Under the PSGA, KAI was entitled to receive up to an aggregate of 375,000 shares of our common stock upon achievement of certain milestones regarding our stock price. Mr. Larry G. Swets, Jr., who is a director of the Company, also served as Chief Executive Officer and Director of KFSI on the date the Company entered into the Termination Agreement. The Company did not issue any shares under the PSGA while the PSGA was outstanding. The Termination Agreement was approved by a special committee of the Board of Directors of the Company consisting solely of independent directors.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Termination of Management Services Agreement and Repurchase of Series B Preferred Shares

On February 24, 2015, we terminated our Management Services Agreement with 1347 Advisors, LLC (“1347 Advisors”), a wholly owned subsidiary of KFSI. In connection with the termination, we entered into a Performance Shares Grant Agreement, dated February 24, 2014, with 1347 Advisors pursuant to which we agreed to issue 100,000 shares of our common stock to 1347 Advisors subject to the achievement of certain events specified in the agreement. We also issued to 1347 Advisors 120,000 shares of our Series B preferred stock having a liquidation amount per share equal to $25.00 (the “Series B Preferred Shares”). 1347 Advisors subsequently transferred 60,000 of the Series B Preferred Shares to IWS Acquisition Corporation, an affiliate of KFSI.

On January 2, 2018, the Company entered into a Stock Purchase Agreement with 1347 Advisors and IWS Acquisition Corporation, pursuant to which the Company repurchased 60,000 Series B Preferred Shares from 1347 Advisors for an aggregate purchase price of $1,740, representing (i) the par value of the Series B Preferred Shares, or $1,500; and (ii) declared and unpaid dividends with respect to the dividend payment due on February 23, 2018, or $240. Also in connection with the Stock Purchase Agreement, the Performance Shares Grant Agreement, dated February 24, 2015, between the Company and 1347 Advisors was terminated. No shares of common stock were issued to 1347 Advisors under the Performance Shares Grant Agreement. In connection with the termination of the Performance Shares Grant Agreement, the Company made a cash payment of $300 to 1347 Advisors. Upon termination of the MSA Agreement, the Company recorded an increase of approximately $54 to additional paid in capital, representing the estimated fair value of the Performance Shares Grant Agreement on the grant date. Upon the termination of the Performance Shares Grant Agreement, we compared the amount previously recorded in additional paid in capital to the amount paid to terminate the agreement, resulting in a reversal of the $54 originally recorded to additional paid in capital as well as a charge of $246 recorded to “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the year ended December 31, 2018.

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

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the shares had a mandatory redemption date of February 24, 2020, applicable guidance required that we classify the shares as a liability on our consolidated balance sheet, rather than recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 redemption amount plus dividends expected to be paid on the shares while outstanding, discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $33 and $372 was charged to operations for the years ended December 31, 2018 and 2017, respectively. Upon our repurchase of the Series B Preferred Shares in both January and February 2018, we compared the amortized carrying amount of the liability to the amount paid to repurchase the shares, resulting in a charge of $366 to “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the year ended December 31, 2018.

Investment in Limited Partnership and Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $341 as of December 31, 2018. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016.

1347 PROPERTY INSURANCE HOLDINGS, INC.

On June 18, 2018, the Company invested $2,219 as a limited partner in Metrolina Property Income Fund, LP (the “Fund”). The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. As of December 31, 2018, the Company’s investment represents a 47.1% ownership stake in the Fund.

Public Offering of Preferred Stock

A fund managed by Fundamental Global Investors, LLC, one of the Company’s significant stockholders, purchased an aggregate of 34,620 shares of the Series A Preferred Stock in the Company’s public offering of the shares, at the public offering price of $25.00 per share, including 31,680 shares purchased for a total of approximately $792 on February 28, 2018, the closing date of the offering, and 2,940 shares purchased for a total of approximately $74 on March 26, 2018 in connection with the underwriters’ exercise of their over-allotment option. In addition, CWA Asset Management Group, LLC, of which 50% is owned by Fundamental Global Investors, LLC, holds 56,846 shares of the Series A Preferred Stock for customer accounts (including 44 shares of the Series A Preferred Stock held by Mr. Cerminara in a joint account with his spouse) purchased at the public offering price in connection with the underwriters’ exercise of their over-allotment option. No discounts or commissions were paid to the underwriters on the purchase of these shares.

Off Balance Sheet Arrangements

None.

Contractual Obligations

As of December 31, 2018, the Company had the following amounts due under its operating and capital leases for its office facilities and equipment in Louisiana, Florida, and Texas.

Year ending December 31,	Operating Leases	Capital Leases	Total
2019	$401	$57	$458
2020	155	57	212
2021	26	24	50
Total	$582	$138	$720

Shareholders’ Equity

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 preferred shares designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). Also, on March 26, 2018, we issued an additional 60,000 shares of Series A Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and will be payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018, when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Series A Preferred Stock was on June 1, 2018. For the year ended December 31, 2018, the Board of Directors declared, and the Company paid dividends totaling $1,108, representing all quarterly amounts due for the Preferred Stock. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Preferred Stock per year.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

The shares have been listed on the Nasdaq Stock Market under the symbol “PIHPP”, and trading of the shares commenced on March 22, 2018. Net proceeds received by Company were approximately $16,500. The Company used $1,500 of the net proceeds to repurchase 60,000 shares of its Series B Preferred Shares from IWS Acquisition Corporation, as previously discussed under the heading “Related Party Transactions.

The table below presents the primary drivers behind the changes to total shareholders’ equity for the years ended December 31, 2018 and 2017.

	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity
Balance, January 1, 2017	120,000	5,956,766	151,359	$46,357
Stock compensation expense	–	–	–	31
Issuance of common stock	–	28,000	–	224
Net income	–	–	–	294
Unrealized loss on investment portfolio (net of income taxes)	–	–	–	(104)
Balance, December 31, 2017	120,000	5,984,766	151,359	$46,802

Redemption of Series B Preferred Shares	(120,000)	–	–	–
Issuance of Series A Preferred Stock	700,000	–	–	16,493
Repurchase of Performance Shares	–	–	–	(54)
Dividends declared on Series A Preferred Stock	–	–	–	(1,108)
Stock compensation expense		27,998	–	337
Net income	–	–	–	804
Unrealized loss on investment portfolio (net of income taxes)	–	–	–	(527)
Balance, December 31, 2018	700,000	6,012,764	151,359	$62,747

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Dollar amounts included in the “Results of Operations” are presented in thousands, except as otherwise specified.

Gross Premiums Written

The following table shows our gross premiums written by state and by line of business for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
Line of Business	2018	2017	Change
Homeowners – LA	$32,433	$33,039	$(606)
Special Property - LA	15,513	16,286	(773)
Total Louisiana	47,946	49,325	(1,379)

Homeowners – TX	29,981	7,927	22,054
Special Property - TX	6,945	9,735	(2,790)
Total Texas	36,926	17,662	19,264

Special Property – FL	11,278	5,692	5,586
Total Florida	11,278	5,692	5.586

Gross Premium Written	$96,150	$72,679	$23,471

The increase in gross written premiums was primarily the result of organic growth in voluntary production from our independent agencies in Texas as well as from our depopulation of policies from FL Citizens on December 18, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Ceded Premiums Written

Ceded premiums written increased by $9,697 to $32,280 for the year ended December 31, 2018, compared to $22,583 for the year ended December 31, 2017. The increase in ceded premiums written is primarily due to an increase in the total insured value of the Company’s book of business year over year as well as the change in the geographic mix of coverage that we provide. Furthermore, we have increased the limits purchased under our catastrophe excess of loss program (“CAT XOL Program”) from $200,000 for the treaty year ended May 31, 2018 to $262,000 for the treaty year ending May 31, 2019. The following table is a summary of the key provisions under each of our CAT XOL treaties in effect during the years ended December 31, 2018 and 2017.

	2016/2017 CAT XOL Treaty 06/01/16 – 05/31/17	2017/2018 CAT XOL Treaty 06/01/17 – 05/31/18	2018/2019 CAT XOL Treaty 06/01/18 – 05/31/19
Wind/Hail loss occurrence clause(1)	144 hours	144 hours		144 hours
Retention on first occurrence(2)	$5,000	$5,000		$5,000
Retention on second occurrence	$2,000	$2,000		$4,000
Limit of coverage including first event retention	$200,000	$200,000		$262,000
Franchise deductible(3)	$125	$250	$	N/A

(1) Specifies the time period during which our losses from the same occurrence may be aggregated and applied to our retention and limits. We may pick the date and time when the period of consecutive hours begin in order to maximize our recovery.

(2) For the period beginning June 1, 2018 and ending December 30, 2018, our first occurrence retention was $10,000, however on December 31, 2018 we purchased an additional excess of loss treaty with single-limit coverage of $5,000 in excess of a retention of $5,000 through May 31, 2019.

(3) Specifies the gross incurred losses by which each 144 hour loss occurrence must exceed before recoveries are generated under our aggregate treaty. Once the franchise deductible is met, all losses under the loss occurrence qualify for recovery, not just those losses which exceed the franchise deductible amount. The Company did not purchase aggregate coverage for the 2018/2019 treaty year.

The total cost of our CAT XOL coverage is estimated to be approximately $34,200 for the 2018/2019 treaty year, compared to $24,800 for the 2017/2018 treaty year.

Net Premium Earned

The following table shows our net premiums earned by state and by line of business.

	Year Ended December 31,
Line of Business	2018	2017	Change
Homeowners – LA	$22,625	$21,511	$1,114
Special Property – LA	12,170	7,303	4,867
Total Louisiana	34,795	28,814	5,981

Homeowners – TX	13,168	3,261	9,907
Special Property – TX	3,627	2,818	809
Total Texas	16,795	6,079	10,716

Special Property – FL	2,767	309	2,458
Total Florida	2,767	309	2,458

Net Premium Earned	$54,357	$35,202	$19,155

Premium earned on a direct and ceded basis is as shown in the following table.

	Year Ended December 31,
	2018	2017	Change
Gross premium earned	$83,766	$58,977	$24,789
Ceded premium earned	29,409	23,775	5,634
Net premium earned	$54,357	$35,202	$19,155

Other Income

Other income increased $265 to $2,246 for the year ended December 31, 2018, compared to $1,981 for 2017. Other income is comprised of claims adjusting fee revenue earned by our subsidiary, ClaimCor, policy fee income charged to our policyholders for inspections, premium financing fees for those policyholders which elect to pay their premiums on an installment basis, and also commission revenue resulting from a brokerage sharing agreement between our insurance subsidiary, Maison, and the intermediary Maison uses to place its CAT XOL reinsurance program.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Net Losses and Loss Adjustment Expenses

Net losses and LAE represent both actual payments made and changes in estimated future payments to be made to our policyholders. Net losses and LAE are as shown in the following table.

	Year ended December 31,
	2018		2017
	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)
Catastrophe Losses(1)	$7,446	13.7%	$5,000	14.2%
Weather-Related Non-Catastrophe Losses	8,608	15.8%	5,251	14.9%
Non-Weather Related Losses	13,367	24.6%	7,858	22.3%
Total current accident year losses	29,421	54.1%	18,109	51.4%
Prior Period Development (Redundancy)(2)	(2,008)	(3.7)%	(2,209)	(6.2)%
Total	$27,413	50.4%	$15,900	45.2%

(1)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25,000 of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a Catastrophe loss as a PCS event where our estimated gross incurred loss exceeds $2,500. In prior periods, we had defined a Catastrophe loss as an event where our estimated gross incurred loss exceeded $1,500. Due to the general increase in the premiums we write year over year, we have determined $2,500 gross incurred losses to be a better indicator of a catastrophic event with respect to the exposures we currently insure. Prior year loss data has been restated to reflect this new definition.

(2)	Prior period redundancy represents the ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

Our net loss ratio for the year ended December 31, 2018 was 50.4% compared to 45.2% for the prior year. This increase was primarily driven by an increase non weather-related losses, as well as a decrease in the amount of prior period redundancy recognized year-over-year. These combined categories accounted for a 480 basis point increase in our net loss ratio when comparing 2018 to 2017.

Alternatively, our Catastrophe Loss Ratio improved year over year as the prior year was negatively affected by Hurricane Harvey, which exceeded the retention of our CAT XOL program then in place, resulting in $5,000 in catastrophe losses for the quarter. Also included in our catastrophe loss figure for 2017 was PCS Event 1714, which was a series of wind/hail storms which impacted our policyholders in both Louisiana and Texas in early February, 2017, resulting in approximately $1,700 in net incurred losses for the year ended December 31, 2017. The combination of Hurricane Harvey and PCS Event 1714 resulted in a Net Catastrophe Loss Ratio of 19.0% for the year ended December 31, 2017. In comparison, the Net Catastrophe Loss Ratio for 2018 was 13.7%, resulting from loss development on a severe hailstorm in Dallas, TX and surrounding areas in the first week of June 2018. As this storm represents our sole Catastrophe Loss for 2018, we anticipate our total incurred losses from this event to be $7,446 on both a gross and net basis, as the retention on our CAT XOL program in place on the date the storm occurred June 1, 2018 was $10,000.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred policy acquisition costs for the year ended December 31, 2018 was $15,313, compared to $11,080 for the year ended December 31, 2017, and includes items such as commissions earned by our agencies, premium taxes, assessments, and policy processing fees. Expressed as a percentage of gross premiums earned, amortization was 18.3% for 2018, compared to 18.8% for 2017. On December 19, 2017, we participated in our first depopulation of policies from FL Citizens, and then participated in our second depopulation from FL Citizens on December 18, 2018. Under the terms of its depopulation program, FL Citizens does not charge insurers a ceding commission for those premiums assumed, unlike LA Citizens and TWIA, which charge a ceding commission of 16% and approximately 22% of the premiums assumed from each entity, respectively. As the premiums from our first FL Citizens depopulation were recognized to net premium earned over the course of 2018, the ratio of deferred policy acquisition cost amortization to gross premiums decreased from that of the prior year. Upon renewal of the policies which we have assumed from FL Citizens, however, we will pay our customary commission percentage to our independent agencies, which will be charged to deferred policy acquisition cost amortization throughout the coverage period of the renewal policies.

General and Administrative Expenses

General and administrative expenses increased $4,259 to $13,563 for the year ended December 31, 2018, compared to $9,304 for the year ended December 31, 2017. Expressed as a percentage of gross premium earned, general and administrative expenses were 16.2% and 15.8%, respectively. The largest driver in the increase in general and administrative expense were personnel costs associated with an increase in the number of our employees due to our growth in Texas and expansion into Florida, as well as fees associated with preparing surveys and underwriting reports on the properties that we insure or potentially insure. Additionally, we have restructured our CAT XOL reinsurance treaty effective June 1, 2018 such that the costs of brokerage paid to place the treaties are charged to general and administrative expense, rather than being treated as premium ceded, as in past treaty years. This has resulted in an additional $622 in general and administrative expense when comparing year-over-year, or 0.7% of gross premium earned for the year ended December 31, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Series B Preferred Shares and Performance Shares

As previously discussed under the heading “Related Party Transactions,” we recorded amortization charges of $33 and $372, as well as a charge of $1,612 and $0, for the years ended December 31, 2018 and 2017, respectively, which were related to our issuance and repurchase of our Series B Preferred Shares and our Performance Shares.

Income Tax Expense (Benefit)

Income tax benefit for the year ended December 31, 2018 was $518, on pretax income of $286 compared to tax expense of $1,198 on pretax income of $1,492 for the year ended December 31, 2017. The largest driver of the variance between our statutory tax rate and effective tax rate for the current year was due to deferred tax assets which we recorded related to credits allowed on our state income tax returns for premium taxes we pay in Louisiana. For the prior year, the passage of the Tax Cuts and Jobs Act on December 22, 2017 reduced the corporate federal income tax rate to 21% beginning January 1, 2018. Our actual effective tax rate varies from the statutory federal income tax rates as shown in the following table.

	Year Ended December 31,
	2018		2017
	Amount	%	Amount	%

Provision for taxes at U.S. statutory marginal income tax rate of 21% and 34%, respectively	$60	21.0%	$507	34.0%
Impact of tax reform	(3)	(1.0)%	469	31.4%
Nondeductible expenses	22	7.7%	15	1.0%
State tax (benefit)	(632)	(221.0)%	207	13.9%
Share-based compensation	35	12.2%	–	–%
Income tax (benefit) expense	$(518)	(181.1)%	$1,198	80.3%

Net Income

As a result of the foregoing, the Company’s net income for the year ended December 31, 2018 was $804, or $(0.05) per diluted share, compared to $294, or $0.05 per diluted share for the year ended December 31, 2017.

Liquidity and Capital Resources

Dollar amounts included in the “Liquidity and Capital Resources” are presented in thousands, except as otherwise specified.

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

On February 28, 2018, we completed the underwritten public offering of preferred shares designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Preferred Stock”), as previously discussed under the heading “Shareholders Equity”. In addition, on March 26, 2018, we issued an additional 60,000 shares of Preferred Stock in connection with the underwriters’ exercise of their over-allotment option. Net proceeds received by the Company were approximately $16,400. The Company used $1,500 of the net proceeds to repurchase 60,000 shares of its Series B Preferred Stock from IWS Acquisition Corporation, as previously discussed under the heading “Related Party Transactions.

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

As of December 31, 2018, the Company had not borrowed any funds under the Loan Agreement.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the years ended December 31, 2018 and 2017.

	Year ended December 31,
Summary of Cash Flows	2018	2017
Cash and cash equivalents – beginning of period	$23,575	$43,045

Net cash provided by operating activities	24,794	7,527
Net cash used by investing activities	(29,247)	(26,981)
Net cash provided (used) by financing activities	11,780	(16)
Net increase (decrease) in cash and cash equivalents	7,327	(19,470)

Cash and cash equivalents – end of period	$30,902	$23,575

Year ended December 31, 2018

For the year ended December 31, 2018, net cash provided by operating activities as reported on our consolidated statement of cash flows was $24,794, resulting from our collection of approximately $71,707 in premiums and fees for the year (net of the amounts we have ceded to our reinsurers), less the payment of approximately $22,440 in loss and LAE expenses (net of ceded recoveries collected from our reinsurers). We also paid approximately $12,116 in commissions to our agencies, as well as to LA Citizens as ceding commissions on the premium we have assumed from them, and $4,424 in salaries and benefits paid to our employees. Lastly, cash payments in the approximate amount of $6,620 were made for taxes and assessments as well as $1,313 for all other general and administrative expenses.

The net cash used by investing activities as reported on our consolidated statement of cash flows was $29,247, resulting primarily from the net purchases of fixed income securities and other investments for our investment portfolio. Net cash provided by financing activities was $11,780, primarily as a result of the net proceeds from our Series A Preferred Stock offering of approximately $16,500, less amounts paid to repurchase our Series B Preferred Shares in the amount of $3,300, less dividends on both our Series A and Series B Preferred Shares in the amount of $1,348.

As a result of the foregoing, cash and cash equivalents increased from $23,575 as of December 31, 2017 to $30,902 as of December 31, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

The net cash used by investing activities as reported on our consolidated statement of cash flows was $26,981, resulting primarily from the net purchases of fixed income, equity securities and short term investments for our investment portfolio. Net cash used by financing activities was $16, which resulted from a dividend payment of $240 to 1347 Advisors as holders of the Series B Preferred Shares issued in the MSA termination transaction, offset by the receipt of $224 from the sale of our common stock to our then Chief Operating Officer, Mr. Dan Case, at a sale price of $8.00 per share.

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

Shareholders and Board of Directors

1347 Property Insurance Holdings, Inc.

Tampa, FL

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 1347 Property Insurance Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Grand Rapids, Michigan

March 20, 2019

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $77,366 and $51,503 respectively)	$76,310	$51,122
Equity investments, at fair value (cost of $3,130 and $2,582, respectively)	3,263	2,707
Short-term investments, at cost	474	417
Other investments	3,287	945
Total investments	83,334	55,191
Cash and cash equivalents	30,902	23,575
Deferred policy acquisition costs, net	9,111	6,785
Premiums receivable, net of allowance for credit losses of $50 and $33, respectively	7,720	10,831
Ceded unearned premiums	6,525	3,655
Reinsurance recoverable on paid losses	530	1,952
Reinsurance recoverable on loss and loss adjustment expense reserves	5,661	8,971
Funds deposited with reinsured companies	287	2,250
Current income taxes recoverable	1,119	64
Deferred tax asset, net	1,279	70
Property and equipment, net	315	205
Other assets	1,140	888
Total assets	$147,923	$114,437

LIABILITIES
Loss and loss adjustment expense reserves	$15,151	$13,488
Unearned premium reserves	51,907	39,523
Ceded reinsurance premiums payable	9,495	5,532
Agency commissions payable	802	695
Premiums collected in advance	1,840	1,078
Funds held under reinsurance treaties	162	206
Accrued premium taxes and assessments	3,059	2,689
Accounts payable and other accrued expenses	2,760	1,584
Series B Preferred Shares, $25.00 par value, zero and 120,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	2,840
Total liabilities	85,176	67,635

Commitments and contingencies (Note 18)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par value, 1,000,000 shares authorized; 700,000 and zero shares issued and outstanding as of December 31, 2018 and 2017, respectively	$17,500	$—
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,164,123 and 6,136,125 shares issued as of December 31, 2018 and 2017, respectively and; 6,012,764 and 5,984,766 shares outstanding as of December 31, 2018 and 2017, respectively	6	6
Additional paid-in capital	46,340	47,064
Retained earnings	639	910
Accumulated other comprehensive loss, net of tax	(729)	(169)
	63,756	47,811
Less: treasury stock at cost, 151,359 shares as of December 31, 2018 and 2017	(1,009)	(1,009)
Total shareholders’ equity	62,747	46,802
Total liabilities and shareholders’ equity	$147,923	$114,437

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

($ in thousands, except per share amounts)

	Year ended December 31,
	2018	2017
Revenue:
Net premiums earned	$54,357	$35,202
Net investment income	1,617	965
Other income	2,246	1,981
Total revenue	58,220	38,148

Expenses:
Net losses and loss adjustment expenses	27,413	15,900
Amortization of deferred policy acquisition costs	15,313	11,080
General and administrative expenses	13,563	9,304
Accretion of discount on Series B Preferred Shares	33	372
Loss on repurchase of Series B Preferred Shares and Performance Shares	1,612	—
Total expenses	57,934	36,656

Income before income tax expense (benefit)	286	1,492
Income tax expense (benefit)	(518)	1,198
Net income	$804	$294

Dividends declared on Series A Preferred Shares	1,108	—
Income (loss) attributable to common shareholders	$(304)	$294

Net (loss) earnings per common share:
Basic and diluted	$(0.05)	$0.05

Weighted average common shares outstanding:
Basic	5,989,742	5,965,051
Diluted	5,989,742	5,970,096

Consolidated Statements of Comprehensive Income

Net income	$804	$294
Unrealized losses on investments available for sale, net of income taxes	(527)	(104)
Comprehensive income	$277	$190

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

($ in thousands, except share amounts)

									Accumulated
									Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, January 1, 2017	–	–	5,956,766	$6	151,359	$(1,009)	$46,809	$616	$(65)	$46,357
Stock compensation expense	–	–	–	–	–	–	31	–	–	31
Issuance of common stock	–	–	28,000	–	–	–	224	–	–	224
Net income	–	–	–	–	–	–	–	294	–	294
Other comprehensive loss	–	–	–	–	–	–	–	–	(104)	(104)
Balance, December 31, 2017	–	$–	5,984,766	$6	151,359	$(1,009)	$47,064	$910	$(169)	$46,802

Stock compensation expense	–	–	27,998	–	–	–	337	–	–	337
Issuance of Series A Cumulative Preferred Stock	700,000	17,500	–	–	–	–	(1,007)	–	–	16,493
Repurchase of Performance Shares	–	–	–	–	–	–	(54)	–	–	(54)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	–	–	–	–	–	–	–	33	(33)	–
Dividends declared on Series A Preferred Shares	–	–	–	–	–	–	–	(1,108)	–	(1,108)
Net income	–	–	–	–	–	–	–	804	–	804
Other comprehensive loss	–	–	–	–	–	–	–	–	(527)	(527)
Balance, December 31, 2018	700,000	$17,500	6,012,764	$6	151,359	$(1,009)	$46,340	$639	$(729)	$62,747

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

	Year ended December 31,
	2018	2017
Cash provided by (used in):
Operating activities:
Net income	$804	$294
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on Series B Preferred Shares	33	372
Repurchase of Series B Preferred Shares	612	–
Net deferred income taxes	(1,069)	404
Stock compensation expense	337	31
Depreciation expense	124	73
Charge for other-than-temporary impairment of equity investment	215	–
Changes in operating assets and liabilities:
Premiums receivable, net	3,111	(7,908)
Reinsurance recoverable on paid losses and loss reserves	4,731	(6,826)
Amounts held on deposit with reinsured companies	1,963	(1,750)
Ceded unearned premiums	(2,870)	1,192
Deferred policy acquisition costs, net	(2,326)	(2,396)
Loss and loss adjustment expense reserves	1,663	6,517
Premiums collected in advance	762	(50)
Unearned premium reserves	12,384	13,702
Ceded reinsurance premiums payable	3,963	303
Current income taxes payable	(1,055)	1,131
Other, net	1,412	2,438
Net cash provided by operating activities	24,794	7,527

Investing activities:
Net purchases of furniture and equipment	(52)	(28)
Purchases of fixed income securities	(32,479)	(30,088)
Proceeds from the sale or maturity of fixed income securities	6,451	5,378
Purchases of equity securities	(1,500)	(2,562)
Proceeds from the sale of equity securities	737	980
Net purchases of short-term investments	(55)	(221)
Purchases of other investments	(2,349)	(440)
Net cash used by investing activities	(29,247)	(26,981)

Financing activities:
Net proceeds from the issuance of Series A Preferred Stock	16,493	–
Proceeds from issuance of common stock, net	–	224
Repurchase of Series B Preferred Shares and Performance Shares	(3,300)	–
Payment of dividends on Series A Preferred Stock and Series B Preferred Shares	(1,348)	(240)
Payments under capital lease obligations	(65)	–
Net cash provided (used) by financing activities	11,780	(16)

Net increase (decrease) in cash and cash equivalents	7,327	(19,470)
Cash and cash equivalents at beginning of period	23,575	43,045
Cash and cash equivalents at end of period	$30,902	$23,575

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$1,606	$155
Non-cash financing activities:
Obligation for the acquisition of vehicles under lease agreements	$118	$–

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC.

(Except as otherwise noted, all dollar amounts are in thousands.)

1. Nature of Business

1347 Property Insurance Holdings, Inc. (“PIH”, the “Company”, “we”, or “us”) is an insurance holding company specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to March 31, 2014, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. As of December 31, 2018, KFSI and its affiliates no longer held any of our outstanding shares of common stock, but did hold warrants that, if exercised, would cause KFSI and its affiliates to hold an approximate 20% ownership interest in our common stock. In addition, as of December 31, 2018, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 45% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

We have four wholly-owned subsidiaries: Maison Insurance Company, or “Maison”, Maison Managers Inc., or “MMI”, ClaimCor, LLC, or “ClaimCor”, and PIH Re, Ltd.

Through Maison, we began providing property and casualty insurance to individuals in Louisiana in December 2012. In September 2015, Maison began writing manufactured home policies in the State of Texas on a direct basis, and in December 2017, Maison began writing wind/hail only policies in Florida via the assumption of policies from Florida Citizens Property Insurance Corporation (“FL Citizens”). Our current insurance offerings in Louisiana, Texas, and Florida include homeowners insurance, manufactured home insurance and dwelling fire insurance. We write both full peril property policies as well as wind/hail only exposures and we produce new policies through a network of independent insurance agencies. We refer to the policies we write through independent agencies as voluntary policies versus those policies we have assumed through state-run insurers such as FL Citizens, which we refer to as take-out policies. We also wrote commercial business in Texas through a quota share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we had assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas. We discontinued the assumption of renewal premiums from Brotherhood effective January 1, 2018, as a result of our evaluation of the risk adjusted returns on this portion of our operations.

Maison has participated in six of the last seven rounds of take-outs from Louisiana Citizens Property Insurance Corporation, or “LA Citizens”, occurring on December 1st of each year, as well as the inaugural depopulation of policies from the Texas Windstorm Insurance Association, or “TWIA”, which occurred on December 1, 2016. Under these programs, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by LA Citizens and TWIA. The majority of policies that we have obtained through LA Citizens as well as all of the policies we have obtained through TWIA cover losses arising only from wind and hail. Prior to our take-out, some of LA Citizens and TWIA policyholders may not have been able to obtain such coverage from any other marketplace.

On August 1, 2018 House Bill No. 333 (“HB 333”) became effective, which amended the law with respect to the depopulation of policies from LA Citizens. In July 2018, the Company was notified by LA Citizens of the number of policies which would be available for assumption by all insurers electing to participate in the December 1, 2018 depopulation under the new law. Due to the significant reduction of policies available when compared to those available for assumption in prior years, the Company did not participate in the December 1, 2018 assumption of policies from LA Citizens.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

On September 29, 2017, Maison received authorization from the FOIR to assume personal lines policies from FL Citizens pursuant to a proposal of depopulation which Maison filed with FL Citizens on August 18, 2017. Accordingly, on December 19, 2017, Maison entered the Florida market via the assumption of approximately $5,700 in premium on approximately 3,500 policies from FL Citizens covering the perils of wind and hail only. Maison has also participated in the December 18, 2018 depopulation of policies from FL Citizens whereby Maison has assumed an additional 3,950 policies covering the perils of wind and hail only.

MMI serves as our management services subsidiary, known as a managing general agency, and provides underwriting, policy administration, claims administration, marketing, accounting and other management services to Maison. MMI contracts primarily with independent agencies for policy sales and services, and also contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by, and subject to, the regulatory oversight of the LDI, TDI and FOIR. MMI earns commissions on a portion of the premiums Maison writes, as well as a per policy fee which ranges from $25-$75.

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

PIH Re, Ltd., is the Company’s Bermuda-domiciled reinsurance subsidiary which was registered on December 6, 2018.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Other investments include investments in a limited partnership and a limited liability company in which the Company’s interests are deemed minor and therefore, are accounted for under the cost method of accounting which approximates the fair value of these investments. Also included in other investments, is an investment where the Company is a limited partner in a limited partnership, which we have determined to be a variable interest entity (VIE), in which the Company is not the primary beneficiary. The Company does not have a controlling financial interest in the limited partnership, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 47.1%. Accordingly, the Company has accounted for this investment under the equity method of accounting. See Note 12 for additional information on the Company’s investment in the VIE.

Other investments also include a fixed rate certificate of deposit with an original maturity of 15 months.

Short-term investments, which consist of investments with original maturities between three months and one year, are reported at cost, which approximates estimated fair value due to their short-term nature.

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

Rent expense for the Company’s office leases is recognized on a straight-line basis over the term of the lease. Rent expense was $441 and $340 for the years ended December 31, 2018 and 2017, respectively.

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

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with two major U.S. domestic banking institutions and two regional banks headquartered in the Eastern U.S. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At December 31, 2018 the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

The Company also has risk associated with the lack of geographic diversification due to the fact that Maison exclusively underwrites policies in Louisiana, Texas and Florida. Maison insures personal property located in 63 of the 64 parishes in Louisiana, 207 of the 254 counties which comprise the State of Texas, and 31 of the 67 counties which comprise the State of Florida. As of December 31, 2018, these policies are concentrated within Saint Tammany Parish, LA (6.2%), Collin County, TX (5.8%), Jefferson Parish, LA (5.7%), and Tarrant County, TX (5.6%); all of which are expressed as a percentage of our total direct and assumed policies in all states. No other parish in Louisiana nor county in Texas or Florida individually has over 5.0% of our total direct and assumed policies as of December 31, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of December 31, 2018. See Note 10 for further disclosure.

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

Diluted earnings (loss) per common share assumes conversion of all potentially dilutive outstanding stock options, restricted stock units, warrants or other convertible financial instruments. Potential common shares outstanding are excluded from the calculation of diluted earnings (loss) per share if their effect is anti-dilutive.

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

ASU 2018-02: Income Statement – Reporting Comprehensive Income:

In February 2018, the FASB issued ASU 2018-02: Income Statement – Reporting Comprehensive Income. ASU 2018-02 was issued to address financial reporting issues that arose as a result of the passage of the Tax Cuts and Jobs Act, enacted into law by the United States federal government on December 22, 2017. Prior to the issuance of ASU 2018-02, GAAP required that deferred tax assets and liabilities be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. That guidance was applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income. Under ASU 2018-02, a reclassification from accumulated other comprehensive income to retained earnings is allowed for stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because ASU 2018-02 only relates to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The Company adopted the amendments in this update on January 1, 2018 and determined that ASU 2018-02 applied to the deferred taxes related to unrealized losses on its investment portfolio, which had been previously recognized in other comprehensive income. This resulted in the reclassification of $33 from accumulated other comprehensive income to retained earnings, representing the stranded tax effect on these losses.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

ASU 2016-02: Leases:

In February 2016, the FASB issued ASU 2016-02: Leases. ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under current guidance for lessees, leases are only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to present value, for all leases that extend beyond 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income while the repayment of the principal portion of the lease liability will be classified as a financing activity and the interest component will be included in the operating section of the statement of cash flows. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. ASU No. 2018-10 clarifies ambiguous or potentially conflicting guidance in ASU No. 2016-02, but is not expected to have a material impact on the Company. ASU No. 2018-11 provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new lease standard at the adoption date, rather than at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to elect this transition method at the adoption date of January 1, 2019. The amendments are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years. We are currently evaluating the impact of our pending adoption of these amendments on our consolidated financial position, results of operations and cash flows. Upon adoption, we expect to recognize right of use assets and liabilities of approximately $314 on the consolidated statement of financial position for leases currently classified as operating leases.

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

4. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on fixed income and equity securities classified as available-for-sale at December 31, 2018 and 2017 is as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2018
Fixed income securities:
U.S. government	$8,458	$22	$(58)	$8,422
State municipalities and political subdivisions	6,508	3	(83)	6,428
Asset-backed securities and collateralized mortgage obligations	33,153	72	(433)	32,792
Corporate	29,247	25	(604)	28,668
Total fixed income securities	77,366	122	(1,178)	76,310
Equity securities:
Common stock	2,939	141	(3)	3,077
Warrants to purchase common stock	129	17	(23)	123
Rights to purchase common stock	62	5	(4)	63
Total equity securities	3,130	163	(30)	3,263
Total fixed income and equity securities	$80,496	$285	$(1,208)	$79,573

As of December 31, 2017
Fixed income securities:
U.S. government	$2,735	$-	$(37)	$2,698
State municipalities and political subdivisions	5,959	3	(55)	5,907
Asset-backed securities and collateralized mortgage obligations	20,084	10	(227)	19,867
Corporate	22,725	44	(119)	22,650
Total fixed income securities	51,503	57	(438)	51,122
Equity securities:
Common stock	2,448	71	(59)	2,460
Warrants to purchase common stock	66	88	-	154
Rights to purchase common stock	68	26	(1)	93
Total equity securities	2,582	185	(60)	2,707
Total fixed income and equity securities	$54,085	$242	$(498)	$53,829

1347 PROPERTY INSURANCE HOLDINGS, INC.

The table below summarizes the Company’s fixed income securities at December 31, 2018 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value
One year or less	$3,776	$3,758
More than one to five years	34,656	34,169
More than five to ten years	14,109	13,806
More than ten years	24,825	24,577
Total	$77,366	$76,310

The following table highlights the aggregate unrealized loss position and security type, those fixed income securities in unrealized loss positions as of December 31, 2018 and December 31, 2017. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions. There were 336 and 235 fixed income investments that were in unrealized loss positions as of December 31, 2018 and December 31, 2017, respectively. The Company held 21 and 12 equity securities in unrealized loss positions at December 31, 2018 and 2017, respectively.

	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
As of December 31, 2018
Fixed income securities:
U.S. government	$4,552	$(10)	$2,300	$(48)	$6,852	$(58)
State municipalities and political subdivisions	1,145	(5)	4,681	(78)	5,826	(83)
Asset-backed securities and collateralized mortgage obligations	8,682	(48)	14,864	(385)	23,546	(433)
Corporate	11,087	(204)	13,917	(400)	25,004	(604)
Total fixed income securities	25,466	(267)	35,762	(911)	61,228	(1,178)
Equity securities:
Common stock	149	(3)	-	-	149	(3)
Warrants to purchase common stock	84	(23)	-	-	84	(23)
Rights to purchase common stock	25	(4)	-	-	25	(4)
Total equity securities	258	(30)	-		258	(30)
Total fixed income and equity securities	$25,724	$(297)	$35,762	$(911)	$61,486	$(1,208)

As of December 31, 2017
Fixed income securities:
U.S. government	$1,547	$(22)	$771	$(15)	$2,318	$(37)
State municipalities and political subdivisions	4,267	(35)	732	(20)	4,999	(55)
Asset-backed securities and collateralized mortgage obligations	13,530	(123)	4,503	(104)	18,033	(227)
Corporate	14,690	(92)	1,158	(27)	15,848	(119)
Total fixed income securities	34,034	(272)	7,164	(166)	41,198	(438)
Equity securities:			-	-
Common stock	453	(59)	-	-	453	(59)
Warrants to purchase common stock	15	-	-	-	15	-
Rights to purchase common stock	15	(1)	-	-	15	(1)
Total equity securities	483	(60)	-		483	(60)
Total fixed income and equity securities	$34,517	$(332)	$7,164	$(166)	$41,681	$(498)

1347 PROPERTY INSURANCE HOLDINGS, INC.

Under the terms of the certificate of authority granted to Maison by the Texas Department of Insurance, Maison is required to pledge securities with the State of Texas. These securities consist of various fixed income securities listed in the preceding tables which have an amortized cost basis of $2,000 and estimated fair value of $1,979 as of December 31, 2018.

The Company’s other investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has a total potential commitment of $935 related to these investments, of which the two entities have drawn down approximately $776 through December 31, 2018. The limited liability company is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016 is wholly owned by KFSI. The Company has accounted for these two investments under the cost method, as the investments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the investments or the underlying privately-owned companies.

Additionally, on June 18, 2018 the Company invested $2,219 in FGI Metrolina Property Income Fund, LP (the “Fund”), which intends to invest in real estate through a real estate investment trust which is wholly owned by the Fund. The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Company, a limited partner of the Fund, does not have a controlling financial interest in the Fund, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 49.5%. Accordingly, the Company has accounted for this investment under the equity method of accounting. The Company has committed to a total potential investment of up to $4,000 in the Fund. As of December 31, 2018, the total amount invested in the Fund was $2,219, while the carrying amount on the Company’s balance sheet was $2,211.

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

As a result of the analysis performed by the Company, we recorded a write-down for an other-than-temporary impairment on a single equity investment resulting in a charge of $215 against net investment income for the year ended December 31, 2018. We recorded this write-down as a result of our analysis of the investment’s operating losses for 2018, which showed a considerable decline when compared to its results for 2017. For the Company’s remaining investments with estimated fair values less than their carrying amounts, the Company believes that these unrealized losses are primarily due to temporary market and sector-related factors rather than to issuer-specific factors. The Company does not intend to sell these investments in the short term, and it is not likely that it will be required to sell these investments before the recovery of their amortized cost. There were no write-downs for other-than-temporary impairment on our investments for the year ended December 31, 2017.

The Company does not have any exposure to subprime mortgage-backed investments.

Net investment income for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
Investment income:
Interest on fixed income securities	$1,725	$820
Interest on cash and cash equivalents	130	145
Loss on investment under equity method accounting	(8)	–
Other-than-temporary impairment charge	(215)
Realized gains upon sale of securities	98	67
Gross investment income	1,730	1,032
Investment expenses	(113)	(67)
Net investment income	$1,617	$965

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

Under the Company’s per-risk treaties, reinsurance recoveries are received for up to $1,600 in excess of a retention of $400 for each loss occurring during the treaty year that began on June 1, 2017 and ended on May 31, 2018. Effective June 1, 2018, the Company amended its per-risk treaty such that recoveries are received for up to $1,400 in excess of a retention of $600 for each loss occurring between June 1, 2018 and August 31, 2018. On September 1, 2018, the Company added another layer of coverage to its per-risk treaty such that recoveries are now received for up to $3,400 in excess of a retention of $600 for each loss occurring on September 1, 2018 or thereafter. The Company estimates that the total cost of its per-risk treaty will be approximately $375 for the 2018-2019 treaty-year, an increase of $75 from the cost of the prior treaty-year due to the additional $1,000 coverage purchased effective September 1, 2018.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

For the period beginning on June 1, 2018 and ending on December 30, 2018, the Company’s excess of loss treaty covered losses of up to $252,000 in excess of a retention of $10,000 per occurrence. Effective December 31, 2018, the Company procured an additional layer of single-limit coverage of $5,000 in excess of a retention of $5,000. Thus, for the period beginning December 31, 2018 and ending on May 31, 2019, the Company’s excess of loss treaty covers losses of up to $252,000 in excess of a retention of $5,000 per occurrence. We have also purchased reinstatement premium protection contracts to indemnify us against the potential cost of reinstatement premiums. Our coverage also reduces our retention in multiple event scenarios through the purchase of three subsequent event contracts. The first subsequent event contract has an occurrence limit of $6,000, an occurrence retention of $4,000, and is subject to an otherwise recoverable amount of $6,000. The second subsequent event contract has an occurrence limit of $3,000, an occurrence retention of $1,000, and is subject to an otherwise recoverable amount of $6,000. Both of these subsequent event contracts include one prepaid reinstatement. The third subsequent event contract provides $10,000 of additional reinstatement limit for first layer of the catastrophe program and attaches after the first reinstatement has been completely exhausted. Furthermore, for the Florida Hurricane Catastrophe Fund Reimbursement Contracts effective June 1, 2018, the Company has elected 45% coverage on its Florida exposures. As of December 31, 2018, the Company has not recorded any recoveries due under its 2018/2019 catastrophe excess of loss program.

The Company estimates that the total cost of its excess of loss reinsurance program, inclusive of brokerage fees, will be approximately $34,200 for the 2018-2019 treaty-year. Comparatively, the total cost for the Company’s 2017-2018 treaty-year reinsurance program, which expired on May 31, 2018 was approximately $24,800.

In June 2015, we began writing business through a quota-share agreement with Brotherhood Mutual Insurance Company (“Brotherhood”). Through this agreement, we acted as a reinsurer, and had assumed wind/hail only exposures on certain churches and related structures Brotherhood insures throughout the State of Texas. Our quota-share percentage varied from 25%-100% of wind/hail premium written by Brotherhood, dependent upon the geographic location (coastal versus non-coastal) of the risk within the State of Texas. For the year ended December 31, 2017, we had written $2,022 in assumed premiums through the Brotherhood agreement. Effective January 1, 2018, we terminated our quota-share agreement with Brotherhood, as a result of our evaluation of the risk-adjusted returns on this portion of our business.

On December 1, 2016, we participated TWIA’s inaugural depopulation program whereby Maison assumed policies for wind and hail only exposures along the Gulf Coast area of Texas. The depopulation program was structured such that Maison reinsured TWIA under a 100% quota share agreement. For the year ended December 31, 2017, we had written $1,397 in assumed premiums through the TWIA quota share agreement compared to $(3) for the year ended December 31, 2018, as we did not participate in either of the December 1, 2017 or 2018 TWIA depopulations.

On September 29, 2017, Maison received authorization from the FOIR to assume personal lines policies from FL Citizens pursuant to a proposal of depopulation which Maison filed with FL Citizens on August 18, 2017. Accordingly, on December 19, 2017, Maison entered the Florida market via the assumption of approximately $5.7 million in premium on approximately 3,500 policies from FL Citizens covering the perils of wind and hail only. Maison has also participated in the December 18, 2018 depopulation of policies from FL Citizens whereby Maison has assumed an additional 3,950 policies covering the perils of wind and hail only. The impact of reinsurance treaties on the Company’s consolidated financial statements is as follows:

	Year Ended December 31,
	2018	2017
Premium written:
Direct	$91,595	$63,568
Assumed	4,555	9,111
Ceded	(32,280)	(22,583)
Net premium written	$63,870	$50,096

Premium earned:
Direct	$78,199	$55,406
Assumed	5,568	3,571
Ceded	(29,410)	(23,775)
Net premium earned	$54,357	$35,202

Losses and LAE incurred:
Direct	$38,911	$36,287
Assumed	153	10,302
Ceded	(11,651)	(30,689)
Net losses and LAE incurred	$27,413	$15,900

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

DPAC as well as the related amortization expense associated with DPAC for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
Balance, January 1, net	$6,785	$4,389
Additions	17,639	13,476
Amortization	(15,313)	(11,080)
Balance, December 31, net	$9,111	$6,785

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

The Company’s evaluation of the adequacy of loss and loss adjustment expense reserves includes a re-estimation of the liability for loss and loss adjustment expense reserves relating to each preceding financial year compared to the liability that was previously established. The following tables illustrate incurred and paid claims development as of December 31, 2018, net of reinsurance, along with cumulative claim frequency and total incurred-but-not-reported (“IBNR”) liabilities as well as paid claims development on reported claims within the net incurred claims amounts. We have presented this information separately for both our homeowners’ multi-peril policies, which includes our traditional dwelling policies along with our mobile and manufactured home policies, as well as for our special property policies, which include both our fire and allied lines of business. Our allied lines primarily consist of wind/hail only policies (including those assumed through LA and FL Citizens and TWIA) as well as the commercial wind/hail only policies we had assumed through our agreement with Brotherhood. The information about incurred and paid claims development for the years ended December 31, 2012 through 2017 is presented as unaudited supplementary information.

Cumulative Incurred Losses and LAE, Net of Reinsurance

For the Years Ended December 31,								As of December 31, 2018
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
2012	$-	$-	$-	$-	$-	$-	$-	$-	-
2013		460	380	355	355	355	355	-	61
2014			3,680	3,878	4,357	4,350	4,377	-	571
2015				8,442	7,734	7,481	7,506	20	1,240
2016					15,862	14,746	14,546	35	2,808
2017						11,725	11,209	120	2,222
2018							25,781	2,587	2,958
Total – Homeowners Multi-Peril Policies							$63,774	$2,762	9,860

For the Years Ended December 31,								As of December 31, 2018
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
2012	$9,392	$-	$-	$-	$-	$-	$-	$-	-
2013		2,478	2,375	2,363	2,400	2,358	2,358	-	410
2014			115	120	120	120	120	-	36
2015				1,331	1,142	1,151	1,161	10	199
2016					891	91	(8)	5	269
2017						6,384	5,129	156	1,990
2018							3,640	992	375
Total – Special Property Policies							$12,400	$1,163	3,279

For the Years Ended December 31,								As of December 31, 2018
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018	Total of IBNR Liabilities Plus Expected Development on Reported Losses	Cumulative Number of Reported Claims
2012	$9,392	$-	$-	$-	$-	$-	$-	$-	-
2013		2,938	2,755	2,718	2,755	2,713	2,713	-	471
2014			3,795	3,998	4,477	4,470	4,497	-	607
2015				9,773	8,876	8,632	8,667	30	1,439
2016					16,753	14,837	14,538	40	3,077
2017						18,109	16,338	276	4,212
2018							29,421	3,579	3,333
Total – All Lines							$76,174	$3,925	13,139

Cumulative Paid Losses and LAE, Net of Reinsurance

	For the Years Ended December 31,
Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018
2012	$-	$-	$-	$-	$-	$-	$-
2013		309	352	355	355	355	355
2014			2,925	3,674	4,058	4,340	4,377
2015				6,867	7,426	7,435	7,430
2016					13,745	14,404	14,413
2017						9,016	10,675
2018							19,157
Total Paid Losses and LAE, net of reinsurance – Homeowners Multi-Peril Policies							$56,407
Liability for Losses and LAE, net of reinsurance – Homeowners Multi-Peril Policies							$7,367

Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018
2012	$-	$-	$-	$-	$-	$-	$-
2013		2,275	2,325	2,346	2,340	2,358	2,358
2014			99	120	120	120	120
2015				1,124	1,112	1,151	1,152
2016					386	(25)	(21)
2017						5,090	4,899
2018							1,769
Total Paid Losses and LAE, net of reinsurance – Special Property Policies							$10,277
Liability for Losses and LAE, net of reinsurance – Special Property Policies							$2,123

Accident Year	2012 (unaudited)	2013 (unaudited)	2014 (unaudited)	2015 (unaudited)	2016 (unaudited)	2017 (unaudited)	2018
2012	$10	$-	$-	$-	$-	$-	$-
2013		2,584	2,677	2,701	2,695	2,713	2,713
2014			3,024	3,794	4,178	4,460	4,497
2015				7,991	8,538	8,586	8,582
2016					14,131	14,379	14,392
2017						14,106	15,574
2018							20,926
Total Paid Losses and LAE, net of reinsurance – All Lines							$66,684
Liability for Losses and LAE, net of reinsurance – All Lines							$9,490

A reconciliation of the net incurred and paid loss development tables to the liability for loss and loss adjustment expenses on the balance sheet is as follows.

	As of December 31,
	2018	2017
Net Liability for Loss and LAE Reserves
Homeowners Multi-Peril Policies	$7,367	$3,107
Special Property Policies	2,123	1,410
Net Liability for Loss and LAE, net of reinsurance – All Lines	$9,490	$4,517

Reinsurance Recoverable on Loss and LAE Reserves
Homeowners Multi-Peril Policies	$1,584	$1,562
Special Property Policies	4,077	7,409
Reinsurance Recoverable on Loss and LAE Reserves – All Lines	$5,661	$8,971

Total Gross Liability for Loss and LAE Reserves – All Lines	$15,151	$13,488

1347 PROPERTY INSURANCE HOLDINGS, INC.

The changes in the provision for unpaid losses and loss adjustment expenses for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017

Balance, Jan 1, gross of reinsurance	$13,488	$6,971
Less reinsurance recoverable on loss and LAE expense reserves	(8,971)	(3,652)
Balance, beginning of period, net of reinsurance	4,517	3,319
Incurred related to:
Current year	29,421	18,109
Prior years	(2,008)	(2,209)
Paid related to:
Current year	(20,926)	(14,106)
Prior years	(1,514)	(596)
Balance, December 31, net of reinsurance	9,490	4,517
Plus reinsurance recoverable related to loss and LAE expense reserves	5,661	8,971
Balance, December 31, gross of reinsurance	$15,151	$13,488

The provision for unpaid losses and loss adjustment expenses attributable to insured events of prior years’ developed favorably by approximately $2,008 and $2,209 in 2018 and 2017, respectively. The favorable development is the result of the continual re-estimation of unpaid losses and loss adjustment expenses. These changes are generally a result of ongoing analysis of recent loss development, economic, legal, legislative, and other trends in the industry. Changes in original estimates are included in current period operations.

The following supplementary information provides average historical claims duration as of December 31, 2018.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (unaudited)
Age of loss (in years)	1	2	3	4	5	6
Homeowners Multi-Peril Policies	81.6%	5.8%	0.6%	0.4%	0.1%	-%
Special Property Policies	86.6%	(4.4)%	0.5%	-%	0.1%	-%
All Lines	82.4%	4.1%	0.6%	0.4%	0.1%	-%

8. Income Taxes

A summary of income tax expense (benefit) is as follows:

	Year Ended December 31,
	2018	2017
Current income tax expense	$550	$795
Deferred income tax expense (benefit)	(1,068)	403
Total income tax expense (benefit)	$(518)	$1,198

Actual income tax expense (benefit) differs from the income tax expense computed by applying the applicable effective federal and state tax rates to income before income tax expense as follows:

	Year Ended December 31,
	2018		2017
	Amount	%	Amount	%

Provision for taxes at U.S. statutory marginal income tax rate of 21% and 34%, respectively	$60	21.0%	$507	34.0%
Impact of tax reform	(3)	(1.0)%	469	31.4%
Nondeductible expenses	22	7.7%	15	1.0%
State tax expense (benefit)	(632)	(221.0)%	207	13.9%
Share-based compensation	35	12.2%	-	-%
Income tax (benefit) expense	$(518)	(181.1)%	$1,198	80.3%

1347 PROPERTY INSURANCE HOLDINGS, INC.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes as compared to the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	As of December 31,
	2018	2017
Deferred income tax assets:
Loss and loss adjustment expense reserves	$87	$28
Unearned premium reserves	1,983	1,576
Share-based compensation	257	229
Deferred fee income	357	95
State deferred taxes	247	-
Investments	216	38
Other	81	107
Deferred income tax assets	$3,228	$2,073

Deferred income tax liabilities:
Deferred policy acquisition costs	$1,913	$1,425
State deferred taxes	-	543
Other	36	35
Deferred income tax liabilities	$1,949	$2,003

Net deferred income tax assets	$1,279	$70

The Company has recorded a net deferred tax asset of $1,279 and $70 as of December 31, 2018 and 2017, respectively. The Company’s net deferred tax assets were impacted by the passage of the Tax Cuts and Jobs Act on December 22, 2017, which reduced the corporate federal income tax rate from 34% to 21% and required us to reduce the value of our net deferred tax assets to reflect this new rate, resulting in a charge of $469 to income tax expense for the year ended December 31, 2017. Realization of net deferred tax assets is dependent on generating sufficient taxable income in future periods. Management believes that it is more likely than not that the deferred tax assets will be realized and as such no valuation allowance has been recorded against the net deferred tax asset. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2018, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the ability to realize the deferred tax assets in future years, the Company would record valuation allowances as deemed appropriate in the period that the change in circumstances occurs, along with a corresponding charge to net income. The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s financial position.

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

The Company files federal income tax returns as well as multiple state and local tax returns. The Company’s consolidated federal and state income tax returns for the years 2014 - 2017 are open for review by the Internal Revenue Service (“IRS”) and the various state taxing authorities.

9. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the years ended December 31, 2018 and 2017.

1347 PROPERTY INSURANCE HOLDINGS, INC.

	Year Ended December 31,
	2018	2017
Basic:
Net income (in thousands)	$804	$294
Less: dividends declared on Series A Preferred Shares	(1,108)	-
Income (loss) attributable to common shareholders	(304)	294
Weighted average common shares outstanding	5,989,742	5,965,051
Basic earnings (loss) per common share	$(0.05)	$0.05

Diluted:
Income (loss) attributable to common shareholders	$(304)	$294
Weighted average common shares outstanding	5,989,742	5,965,051
Dilutive RSUs outstanding	-	5,045
Diluted weighted average common shares outstanding	5,989,742	5,970,096
Diluted earnings (loss) per common share	$(0.05)	$0.05

The following potentially dilutive securities outstanding as of December 31, 2018 and 2017 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of December 31,
	2018	2017
Options to purchase common stock	177,456	177,456
Warrants to purchase common stock	1,906,875	1,906,875
Restricted stock units	211,054	20,500
Performance shares(1)	-	475,000
	2,295,385	2,579,831

(1) On July 24, 2018, the Company entered into a Termination Agreement whereby the remaining performance shares owned by KFSI and its affiliates were cancelled in exchange for a payment from the Company (see Note 12- Related Party Transactions for further information).

10. Equity Incentive Plans

In April 2014, the Company established an equity incentive plan for employees and directors of the Company (the “2014 Plan”). The purpose of the Plan was to create incentives designed to motivate recipients to significantly contribute toward the Company’s growth and success, to attract and retain persons of outstanding competence, and to provide such persons with an opportunity to acquire an equity interest in the Company.

The Plan allowed for the issuance of non-qualified stock options, restricted stock, restricted stock units (“RSUs”), performance shares, performance cash awards, and other stock-based awards and provided for the issuance of 354,912 shares of common stock. On May 31, 2018, the 2014 Plan was terminated with the adoption of the 2018 Plan, as discussed below.

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

Stock Options Issued under the 2014 Plan

There were no grants, exercises, or cancellations of the Company’s stock options for the two years ended December 31, 2018. A summary of the Company’s non-vested employee stock options is as follows. All employee stock options listed in the following tables were issued pursuant to the 2014 Plan.

	Shares	Weighted Average Grant Date Fair Value
Non-Vested Common Stock Options
Non-vested, January 1, 2017	42,591	$1.07
Granted	-	-
Vested	(21,295)	1.07
Cancelled	-	-
Non-vested, December 31, 2017	21,296	1.07
Granted	-	-
Vested	(21,296)	1.07
Cancelled	-	-
Non-vested, December 31, 2018	-	-

1347 PROPERTY INSURANCE HOLDINGS, INC.

The following table summarizes the Company’s stock options outstanding as of December 31, 2018.

Stock Options Outstanding as of December 31, 2018
Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable	Grant Date Fair Value Per Share ($)	Aggregate Intrinsic Value ($)
03/31/2014	8.00	03/31/2019	0.50	163,301	163,301	1.06	-
04/04/2014	8.69	04/04/2019	0.51	14,155	14,155	1.15	-

Restricted Stock Units Issued under both the 2014 and 2018 Plans

On May 29, 2015, the Company’s Board of Directors granted RSUs to certain of its executive officers under the 2014 Plan. Each RSU granted entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest as follows: (i) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $10.00 per share and; (ii) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $12.00 per share. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued.

In connection with the Company’s appointment of Dan Case as Chief Operating Officer effective May 23, 2017, we entered into an offer letter with Mr. Case, which provided Mr. Case with the opportunity to purchase up to 68,027 shares of the Company’s common stock on the open market or in direct purchases from the Company through June 15, 2018. At the end of the purchase period, the Company agreed to match any such shares purchased by Mr. Case with a grant of RSUs of the Company equal to two RSUs for each share purchased by Mr. Case. Through the purchase period, Mr. Case had purchased 68,027 shares of the Company’s common stock pursuant to this arrangement, 28,000 of which shares were purchased directly from the Company at a purchase price of $8.00 per share on September 14, 2017, resulting in a grant of 136,054 RSUs to Mr. Case on June 15, 2018. This arrangement was entered into outside the 2014 Plan which was in effect at the time, and was approved by the Compensation Committee of the Board of Directors as an inducement material to Mr. Case entering into employment with the Company in reliance on Nasdaq listing rule 5635(c)(4). On December 31, 2018, the effective date of Mr. Case’s resignation from the Company, all of the RSUs granted under the arrangement were forfeited prior to their vesting.

On May 31, 2017, the Compensation Committee of the Company’s Board of Directors approved a share matching arrangement for certain purchases of common stock made by the Company’s executive officers and directors. During the period beginning on May 31, 2017 and ending on November 30, 2017, each of the Company’s executive officers and directors had the opportunity to purchase the Company’s common stock through the open market, independently, and without assistance from the Company. At the end of the purchase period, the Company agreed to match any such shares purchased by the Company’s executive officers and directors with a grant of RSUs of the Company equal to two RSUs for each share purchased. Accordingly, on December 15, 2017, the Committee granted a total of 108,330 RSUs under the 2014 Plan as follows; 40,000, 32,000 and 3,000 RSUs to our executive officers, Messrs. Raucy, Hill and Stroud, respectively, as well as 6,666 RSUs to each of our then-serving directors, Messrs. Swets Jr., Cerminara, Horowitz, Johnson and Wong. Each RSU entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU, which will vest 20% per year over a period of five years following the date granted, subject to each officer’s continued employment with the Company, or each director’s continued service on the Board. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. The Board of Directors may, in its discretion, accelerate vesting in the event of early retirement. Similarly, should a director make himself available and consent to be nominated by the Company for continued service but is not nominated by the Board for election by the shareholders, other than for good reason as determined by the Board in its discretion, then such director’s RSU grant will vest in full as of his last date of service as a director with the Company. Accordingly, since Mr. Horowitz’s term as a director did not continue following the Company’s annual meeting of stockholders held on May 31, 2018, Mr. Horowitz’ 6,666 RSUs shares vested in full on May 31, 2018. Directors are required to maintain ownership of the shares purchased through the full five-year vesting period, except as set forth above.

1347 PROPERTY INSURANCE HOLDINGS, INC.

On August 22, 2018, the Compensation Committee of the Company’s Board of Directors granted 1,000 shares of the Company’s common stock (the “Bonus Shares”) and 1,000 RSUs to the Company’s Chief Financial Officer, John S. Hill, under the 2018 Plan. Each RSU represents a contingent right to receive one share of the Company’s common stock. These RSUs vest in five equal annual installments beginning with the first anniversary of the grant date, subject to continued employment, with vesting subject to Mr. Hill maintaining ownership of the Bonus Shares through the full five-year vesting period.

Also on August 22, 2018, the Company modified its compensation program for all non-employee directors of the Company, effective September 1, 2018, as follows:

●	Each non-employee director will receive a cash retainer of $50 per year, paid in quarterly installments;

●	Both the Chairman and Co-Chairman of the Board will receive an additional annual cash retainer of $75 each, paid in quarterly installments;

●	The Chairman of the Audit Committee will receive an additional cash retainer of $15, paid in quarterly installments;

●	The Chairman of the Compensation and Management Resources Committee as well as the Chairman of the Nominating and Corporate Governance Committee will each receive an additional cash retainer of $5, paid in quarterly installments;

●	Each of the members of the Audit, Compensation and Management Resources, and Nominating and Corporate Governance Committees (excluding the Chairman of each of those committees), will each receive an additional cash retainer of $2, paid in quarterly installments;

●	Each non-employee director will receive an annual grant of RSUs with a value of $40, vesting in five equal annual installments, beginning with the first anniversary of the grant date; and

●	Each non-employee director will receive reimbursement of reasonable out-of-pocket expenses for attending board and committee meetings.

Accordingly, on August 22, 2018, pursuant to the new director compensation program, the Board issued 5,714 RSUs to each of the Company’s six non-employee directors with a value of $40. The following table summarizes RSU activity for the two years ended December 31, 2018.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2017	20,500	$1.34
Granted	108,330	7.20
Vested	-	-
Forfeited	-	-
Non-vested units, December 31, 2017	128,830	$6.27
Granted	171,338	7.48
Vested	(26,998)	7.20
Forfeited	(136,054)	7.60
Non-vested units, December 31, 2018	137,116	$6.27

Total stock based compensation expense for the years ended December 31, 2018 and 2017 was $337 and $31, respectively. As of December 31, 2018, total unrecognized stock compensation expense of $808 remains, which will be recognized through September 30, 2023.

There were no grants, exercises, or cancellations of the Company’s common stock warrants for the years ended December 31, 2018 and 2017. The following table summarizes the Company’s warrants outstanding as of December, 2018.

Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding and Exercisable
03/31/2014	9.60	03/31/2019	0.25	312,500
03/31/2014	10.00	03/31/2019	0.25	94,375
02/24/2015	15.00	02/24/2022	3.16	1,500,000

1347 PROPERTY INSURANCE HOLDINGS, INC.

11. Shareholders’ Equity

Sale of Common Stock to Chief Operating Officer

On September 14, 2017, the Company sold 28,000 shares of its common stock to our Chief Operating Officer, Daniel E. Case, at a sale price of $8.00 per share, pursuant to the terms of his offer letter as previously discussed in Note 10.

Grant of Bonus Shares to Chief Financial Officer

On August 22, 2018, the Company’s Board of Directors granted 1,000 shares of the Company’s common stock Company’s Vice President and Chief Financial Officer, John S. Hill, as previously discussed in Note 10.

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 shares of the Preferred Stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share. Also, on March 26, 2018, we issued an additional 60,000 shares of Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018 when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Preferred Stock was on June 1, 2018. For the year ended December 31, 2018, the Board of Directors declared, and the Company paid dividends totaling $1,108, representing all quarterly amounts due for the Preferred Stock. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Preferred Stock per year.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Termination of Performance Share Grant Agreement

On July 24, 2018, the Company entered into a Termination Agreement with Kingsway America, Inc. (“KAI”, a wholly owned subsidiary of KFSI) pursuant to which KAI agreed to terminate the Performance Share Grant Agreement (“PSGA”) dated March 26, 2014, between the Company and KAI in exchange for a payment of $1,000 from the Company, which has been recorded as a charge under the heading “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for year ended December 31, 2018. As a result of the Termination Agreement, KAI has no further rights to any of the performance share grants contemplated by the PSGA. Under the PSGA, KAI was entitled to receive up to an aggregate of 375,000 shares of our common stock upon achievement of certain milestones regarding our stock price. Mr. Larry G. Swets, Jr., who is a director of the Company, served as Chief Executive Officer and Director of KFSI on the date the Company entered into the Termination Agreement. The Company did not issue any shares under the PSGA while the PSGA was outstanding. The Termination Agreement was approved by a special committee of the Board of Directors of the Company consisting solely of independent directors.

Termination of Management Services Agreement and Repurchase of Series B Preferred Shares

On February 24, 2015, we terminated our Management Services Agreement with 1347 Advisors, LLC (“1347 Advisors”), a wholly owned subsidiary of KFSI. In connection with the termination, we entered into a Performance Shares Grant Agreement, dated February 24, 2014, with 1347 Advisors pursuant to which we agreed to issue 100,000 shares of our common stock to 1347 Advisors subject to the achievement of certain events specified in the agreement. We also issued to 1347 Advisors 120,000 shares of our Series B preferred stock having a liquidation amount per share equal to $25.00 (the “Series B Preferred Shares”) and a warrant to purchase 1,500,000 shares of our common stock at an exercise price of fifteen dollars per share. The warrant expires seven years from the date of issuance. 1347 Advisors subsequently transferred 60,000 of the Series B Preferred Shares to IWS Acquisition Corporation, an affiliate of KFSI.

On January 2, 2018, the Company entered into a Stock Purchase Agreement with 1347 Advisors and IWS Acquisition Corporation, pursuant to which the Company repurchased 60,000 Series B Preferred Shares from 1347 Advisors for an aggregate purchase price of $1,740, representing (i) the par value of the Series B Preferred Shares, or $1,500; and (ii) declared and unpaid dividends with respect to the dividend payment due on February 23, 2018, or $240. Also in connection with the Stock Purchase Agreement, the Performance Shares Grant Agreement, dated February 24, 2015, between the Company and 1347 Advisors was terminated. In connection with the termination, the Company made a cash payment of $300 to 1347 Advisors. Upon termination of the MSA Agreement, the Company recorded an increase of approximately $54 to additional paid in capital, representing the estimated fair value of the Performance Share Grant Agreement on the grant date. Upon the termination of the Performance Share Grant Agreement, we compared the amount previously recorded in additional paid in capital to the amount paid to terminate the agreement, resulting in a reversal of the $54 originally recorded to additional paid in capital as well as a charge of $246 recorded to “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the year ended December 31, 2018.

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

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the shares had a mandatory redemption date of February 24, 2020, applicable guidance required that we classify the shares as a liability on our consolidated balance sheet, rather than recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 redemption amount plus dividends expected to be paid on the shares while outstanding, discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $33 and $372 has been charged to operations for the years ended December 31, 2018 and 2017, respectively. Upon our repurchase of the Series B Preferred Shares in both January and February 2018, we compared the amortized carrying amount of the liability to the amount paid to repurchase the shares, resulting in a charge of $366 to “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the year ended December 31, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Investment in Limited Liability Company and Limited Partnership

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $341 as of December 31, 2018. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016.

On June 18, 2018, the Company invested $2,219 as a limited partner in Metrolina Property Income Fund, LP (the “Fund”). The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Fund’s investment program is managed by FGI Funds Management LLC, an affiliate of FGI, which, with its affiliates, is the largest stockholder of the Company. As of December 31, 2018, the Company’s investment represents a 47.1% ownership stake in the Fund.

Upon analysis of the Fund’s capital structure, related contractual relationships and terms, nature of the Fund’s operations and purpose, as well as our involvement with the entity, we have determined that the Fund represents a variable interest entity (VIE) investment of the Company. Applicable guidance requires us to consolidate those VIEs where we are determined to be the primary beneficiary. The primary beneficiary is the entity that has both 1) the power to direct the activities of the VIE which most significantly affect the VIE’s economic performance; and 2) the obligation to absorb losses or the right to receive the benefits that could be potentially significant to the VIE. The Company’s investment in the Fund is that of a limited partner with a 47.1% ownership interest. As limited partners in the Fund do not have the authority to direct the operations of the Fund, we have determined we are not the primary beneficiary of the VIE, and, accordingly, have accounted for this investment under the equity method of accounting.

As of December 31, 2018 and 2017, the total assets of the Fund were $4,720 and $0, respectively. Our maximum exposure to loss associated with our investment in the Fund was $2,219 and $0 as of December 31, 2018 and 2017, respectively. The Company’s maximum exposure to loss associated with the Fund is limited to our investment however the Company has committed to invest up to $4,000 in the Fund. Our investment of $2,219 and $0 is reflected on our balance sheet under the heading “Other investments” as of December 31, 2018 and 2017, respectively. Although it is not the Company’s intent, should the Company’s ownership percentage in the Fund exceed 50% of the total ownership interest in the Fund, we would be required to consolidate the Fund’s financial statements with our results in future periods as we would be deemed to have a controlling interest in the Fund.

13. Accumulated Other Comprehensive Loss

The table below details the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
Unrealized gains (losses) on available-for-sale securities:
Balance, January 1	$(169)	$(65)

Other comprehensive loss before reclassifications	(496)	(113)
Amounts reclassified from accumulated other comprehensive loss	(138)	(45)
Income taxes	107	54
Net current-period other comprehensive loss	(527)	(104)
Reclassification of certain tax effects from accumulated other comprehensive loss	(33)	–
Balance, December 31	$(729)	$(169)

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

The FASB has issued guidance that defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.

●	Level 2 – inputs to the valuation methodology which include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly, for substantially the full-term of the financial instrument.

●	Level 3 – inputs to the valuation methodology which are unobservable and significant to the measurement of fair value.

Financial instruments measured at fair value as of December 31, 2018 and 2017 in accordance with this guidance are as follows.

	Level 1	Level 2	Level 3	Total
As of December 31, 2018
Fixed income securities:
U.S. government	$-	$8,422	$-	$8,422
State municipalities and political subdivisions	-	6,428	-	6,428
Asset-backed securities and collateralized mortgage obligations	-	32,792	-	32,792
Corporate	-	28,668	-	28,668
Total fixed income securities	-	76,310	-	76,310

Equity securities:
Common stock	3,077	-	-	3,077
Warrants to purchase common stock	123	-	-	123
Rights to purchase common stock	63	-	-	63
Total equity securities	3,263	-	-	3,263

Total fixed income and equity securities	$3,263	$76,310	$-	$79,573

As of December 31, 2017
Fixed income securities:
U.S. government	$-	$2,698	$-	$2,698
State municipalities and political subdivisions	-	5,907	-	5,907
Asset-backed securities and collateralized mortgage obligations	-	19,867	-	19,867
Corporate	-	22,650	-	22,650
Total fixed income securities	-	51,122	-	51,122

Equity securities:
Common stock	2,460	-	-	2,460
Warrants to purchase common stock	154			154
Rights to purchase common stock	93			93
Total equity securities	2,707	-	-	2,707

Total fixed income and equity securities	$2,707	$51,122	$-	$53,829

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Statutory Surplus and Capital Requirements

In order to retain its certificate of authority in Louisiana and Florida, Maison is required to maintain a minimum capital surplus of $5,000 and $35,000, respectively. As of December 31, 2018, Maison’s capital surplus was $45,577.

Our state regulators employ risk-based capital (“RBC”) reports to monitor Maison’s financial condition. Risk-based capital is determined in accordance with a formula adopted by the NAIC which takes into consideration the covariance between asset risk, credit risk, underwriting risk, and other business risks. The RBC report determines whether Maison falls into the “no action” level or one of the four action levels set forth in the Louisiana Insurance Code. Furthermore, in order to retain its certificate of authority in Texas and Florida, Maison is required to maintain an RBC ratio of 300% or more. As of December 31, 2018, Maison’s RBC ratio was 345%; as a result, our surplus was considered to be in the “no action” level.

States routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of December 31, 2018, Maison held certificates of deposit with an estimated fair value of approximately $100 and $300 as a deposit with the LDI and FOIR, respectively. Maison also held cash investment securities with an estimated fair value of approximately $1,979 as a deposit with the TDI.

Surplus Notes

PIH, as the parent company of Maison, is subject to the insurance holding company laws of the State of Louisiana, which, among other things, regulate the terms of surplus notes issued by insurers to their parent company. As of December 31, 2018, Maison’s capital includes seven surplus notes issued to PIH in the aggregate amount of $18,000, all of which were approved by the LDI prior to their issuance. Interest payments on the notes are due annually, and are also subject to prior approval by the LDI. The Company’s surplus notes, as of December 31, 2018, are as follows.

Date of Issuance	Maturity Date	Interest Rate	Principal Amount
December 21, 2015	December 21, 2019	10.0%	$850
September 29, 2016	September 29, 2020	10.0%	3,450
September 28, 2017	September 28, 2019	10.0%	2,950
December 28, 2017	December 28, 2019	10.0%	2,300
November 14, 2018	November 14, 2020	10.0%	5,250
December 27, 2018	December 27, 2020	9.25%	3,200
			$18,000

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

As of December 31, 2018, the Company has not borrowed any funds under the Loan Agreement.

17. Retirement plans

The 1347 Property Insurance Holdings, Inc. 401(k) Plan (the “Retirement Plan”) was established effective January 1, 2015, as a defined contribution plan. The Retirement Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”); eligible employees of the Company and its subsidiaries may participate in the plan. Employees who have completed one month of service are eligible to participate and are permitted to make annual pre and post-tax salary reduction contributions not to exceed the limits imposed by the Internal Revenue Code of 1986, as amended. Contributions are invested at the direction of the employee participant in various money market and mutual funds. The Company matches contributions up to 100% of each participant’s contribution, limited to contributions up to 4% of a participant’s earnings. The Company may also elect to make a profit sharing contribution to the Retirement Plan based upon discretionary amounts and percentages authorized by the Company’s Board of Directors. For the years ended December 31, 2018 and 2017, the Company made matching contributions to the Retirement Plan in the amount of $128 and $94, respectively.

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

As of December 31, 2018, the Company had the following amounts due under its operating leases for facilities leased in Baton Rouge, Louisiana, Tampa, Florida, and Dallas, Texas.

Year ended December 31,	Amounts due under operating leases
2019	$401
2020	155
2021	26
Total	$582

1347 PROPERTY INSURANCE HOLDINGS, INC.

Capital Lease Commitments:

In March 2018, we entered into a master agreement to lease vehicles for use by our sales representatives in Louisiana, Texas and Florida, which have been recorded as capital leases having a carrying value of approximately $136, and are reflected in “Property and equipment” in the Company’s balance sheet as of December 31, 2018. Future minimum lease payments, together with the present value of the net minimum lease payments as of December 31, 2018, are presented in the following table.

Year ending December 31,
2019	$57
2020	57
2021	24
Total minimum lease payments	138
Less: amount representing estimated executory costs included in total minimum lease payments	–
Net minimum lease payments	138
Less: amount representing interest	20
Present value of minimum lease payments	$118

The present value of the minimum lease payments of $118 has been recorded as a liability on the Company’s balance sheet, included in “Accounts payable and other accrued expenses” as of December 31, 2018.

19. Subsequent Events

On February 25, 2019, the Company, together with Maison, MMI and ClaimCor, entered into an Equity Purchase Agreement with FedNat Holding Company (“FedNat”), a Florida corporation, providing for the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor to FedNat, on the terms and subject to the conditions set forth in the agreement. As consideration for the sale of Maison, MMI and ClaimCor, FedNat has agreed to pay the Company $51,000, consisting of $25,500 in cash and $25,500 in FedNat common stock to be issued to the Company. In addition, upon closing of the transaction, up to $18,000 of outstanding surplus note obligations payable by Maison to the Company, plus all accrued but unpaid interest (other than default rates of interest, penalties, late fees and other related charges), will be repaid to the Company.

The Company and Purchaser anticipate closing the Asset Sale on or before June 30, 2019, subject to the timely receipt of regulatory approvals and the satisfaction or waiver of the closing conditions, including approval of the agreement and the transactions contemplated therein by the stockholders of the Company.

As of December 31, 2018, the Company concluded that the planned sale of Maison, MMI and ClaimCor did not meet the criteria for assets held for sale as set forth in ASC 205-20 – Discontinued Operations, as under Delaware law, the approval of the Company’s stockholders is required prior to closing of the transaction. The Company has classified the operations of Maison, MMI and ClaimCor as continuing operations for all periods presented in this report.

1347 PROPERTY INSURANCE HOLDINGS, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This Annual Report on Form 10-K does not include a report of our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting. SEC’s rules permit emerging growth companies like ours to provide only management’s report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

1347 PROPERTY INSURANCE HOLDINGS, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

The Company’s Board of Directors is divided into three classes, with each class elected to a three-year term. The Board is currently composed of nine directors, including three Class I Directors whose terms expire at the Company’s 2021 Annual Meeting of Stockholders, three Class II Directors whose terms expire at the Company’s 2019 Annual Meeting of Stockholders, and three Class III Directors whose terms expire at the Company’s 2020 Annual Meeting of Stockholders.

We recognize the value of diversity at the Board level and believe that our Board currently comprises an appropriate mix of background, diversity and expertise. In particular, we currently have two female directors and our directors, overall, have significant experience in a variety of industries and sectors, including, among others, the insurance industry, the financial industry, military operations and political and diplomatic operations. We believe that the diversity of our directors enriches our Board by encouraging fresh perspectives and bringing new and valuable insights to the Board.

Class I Directors:

Marsha G. King, age 51, was appointed to our Board of Directors on January 11, 2019. Ms. King, has served as President of SkillPoint Consulting, Inc., where she consults with executives to improve their overall business and leadership performance, since January 2007. She has also taught as an adjunct professor at Northwestern University, The George Washington University, The Pennsylvania State University, Johns Hopkins University and Georgetown University since 1998. Prior to joining SkillPoint Consulting, Ms. King worked at Capital One Financial Corporation from September 1999 to January 2007, where she served as director of leadership acceleration before being promoted to Managing Vice President, Human Resources in October 2002. Prior to that, Ms. King served as an executive coach at Development Dimensions International, Inc., a global human resource consulting firm, from August 1998 to September 1999. Ms. King received a Bachelor of Science in Business Administration from The Ohio State University and a Master of Education in Instructional Systems Design/Multimedia and Ph.D. in Organizational Development from The Pennsylvania State University. We believe Ms. King’s experience and educational background qualify her to serve on our Board of Directors.

General E. Gray Payne, age 71, served as Senior Vice President of The Columbia Group (“TCG”) from September 2010 to September 2017, where he was responsible for managing the Marine Corps Programs Division (since September 2010) and the Navy Programs Division (since October 2013), with combined annual revenue of approximately $30 million. TCG is a federal consulting firm working with the Department of Defense, Department of Homeland Security, NOAA and private clients. TCG consults in the areas of logistics, acquisitions, program management, information technology, training, marine architecture and engineering, and command and control systems. Since December 2011, General Payne has also provided consulting services to and served on the Advisory Council of Marstel-Day, LLC, located in Fredericksburg, Virginia, which consults in the areas of conservation, environmental compliance, and encroachment. Prior to September 2010, General Payne was on active duty with the Marine Corps for 10 years, retiring as a Major General. Prior to March 2001, he worked with a number of companies in various capacities, including as a management consultant, Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer. General Payne currently serves on the Board of Directors of BK Technologies, Inc. (NYSE American: BKTI), a company which designs, manufactures and markets two-way land mobile radios, repeaters, base stations and related components and subsystems (since January 2017), and currently serves on the following non-profit boards: The Marine Corps Association & Foundation (since 2004), where he serves as Chairman of the Board of The Marine Corps Association, VetCV (since December 2017) and national Wildlife Refuge Association (since June 2018). He received a B.S. in Economics from North Carolina State University and a M.S. in Strategic Studies from U.S. Army War College. We believe General Payne’s 40 years of service in the Marine Corps, as well as 18 years of experience in the private sector in the areas of financial management, operational improvement and strategic planning, qualify him to serve on our Board of Directors.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Douglas N. Raucy, age 62, has served as our President and Chief Executive Officer and as a member of our Board of Directors since the inception of the Company in October 2012. He has served in the same positions at our wholly-owned subsidiary companies, Maison Insurance Company and at Maison Managers Inc. since their inception in October 2012. Prior to joining the Company, Mr. Raucy served as the Chief Executive Officer and President and as a member of the Board of Directors of Access Home Holdings LLC, Access Home Insurance Company and Access Home Managers LLC from August 2011 to October 2012. He also served as the Chief Executive Officer and President and as a member of the Board of Directors of Prepared Holdings LLC, Prepared Insurance Company and Prepared Managers LLC. From January 2001 to August 2008, he served as the Chief Operating Officer of the Institute of Business and Home Safety (IBHS), a property mitigation firm that focuses on disaster-resistance property research and education. Mr. Raucy’s prior executive experience also includes positions held during his 20 year tenure at Allstate Insurance Company, including his role as the Director and Founder of the National Catastrophe Team and National Catastrophe Center from 1995 through 2001, where he led Allstate Insurance Company’s efforts for every major national catastrophe. He previously served as a member of the advisory board for Marshall Swift/Boech and a consultant to the Ocean Research & Resources Advisory Panel, a U.S. federal advisory committee studying the effects of the ocean on global weather patterns. Mr. Raucy obtained a bachelor’s degree from Utah State University. We believe Mr. Raucy’s business and management experience make him a qualified and valuable member of our Board of Directors.

Class II Directors:

Rita Hayes, age 76, was appointed to our Board of Directors on January 11, 2019. Ms. Hayes has been Chair of Hayes International Advisors, LLC since 2013, where she counsels industry and institutional leaders on a range of economic, political and regulatory matters. She served as an expert for the International Chamber of Commerce’s World Business Summit in 2008. Ms. Hayes served as Deputy U.S. Trade Representative and Ambassador to the World Trade Organization (WTO), a post to which she was nominated by President Bill Clinton and unanimously confirmed by the U.S. Senate, from November 1997 through August 2001, during which time she served as Acting U.S. Trade Representative from January through March 2001. From 2001 through December 2006, she held the position of Deputy Director General of the World Intellectual Property Organization (WIPO) to which she was approved by the 184 Member States. At the conclusion of her appointment at WIPO, she served as Senior Advisor in Hogan & Hartson LLP’s Geneva, Switzerland office. Confirmed by the U.S. Senate in 1996, Ms. Hayes served from 1996 to 1997 as U.S. Chief Textile Negotiator in the Office of the U.S. Trade Representative (USTR) in Washington, D.C. From 1983 to 1992, Ms. Hayes served as Chief of Staff for two members of the U.S. Congress. Ms. Hayes received a Bachelor of Arts from the University of Georgia, an honorary degree as Doctor of Humane Letters from the College of Charleston and an honorary degree as Doctorate of Outstanding Public Service from the University of South Carolina. We believe Ms. Hayes’ extensive record of public and private service uniquely qualifies her to serve on our Board of Directors.

Lewis M. Johnson, age 49, was appointed to our Board of Directors on April 3, 2017, and became Co-Chairman of our Board of Directors on May 31, 2018. Since April 2012, Mr. Johnson has served as President, Co-Founder and Partner of Fundamental Global Investors, LLC, an SEC registered investment advisor that manages equity and fixed income hedge funds. In addition, since April 2012, Mr. Johnson has served as Co-Chief Investment Officer of CWA Asset Management Group, LLC, a wealth advisory firm associated with Fundamental Global Investors. Prior to co-founding Fundamental Global Investors, LLC and partnering with Capital Wealth Advisors, Mr. Johnson was a private investor from 2010 to 2012. From 2008 to 2010 Mr. Johnson served as Portfolio Manager and Managing Director at Louis Dreyfus Highbridge Energy. Previously Mr. Johnson was a Senior Vice President, Portfolio Manager and Analyst at Pequot Capital from 2006 to 2007. Prior to joining Pequot Capital, he was a Vice President and Analyst at T. Rowe Price from 2000 to 2006. He interned as an Analyst at Capital Research and Management during the summer of 1999 and worked as a Vice President at AYSA from 1992 to 1998. Mr. Johnson received an MBA from the Wharton School of Business at the University of Pennsylvania in addition to a M.A. in Political Science and a B.A. in International Studies from Emory University, where he graduated Magna Cum Laude and was a member of Phi Beta Kappa. Mr. Johnson is a member of the Board of Directors of a number of publicly-held companies, including Ballantyne Strong, Inc. (NYSE American: BTN), a holding company with diverse business activities focused on serving the cinema, retail, financial and government markets (since May 2016); BK Technologies, Inc. (NYSE American: BKTI), a company which designs, manufactures and markets two-way land mobile radios, repeaters, base stations and related components and subsystems (since May 2016); and Itasca Capital, Ltd. (TSXV: ICL) (formerly Kobex Capital Corp.), a publicly-traded investment firm, since June 2018. Mr. Johnson was also appointed Co-Chairman of BK Technologies, Inc. in June 2018. We believe Mr. Johnson’s extensive experience in the financial industry, including asset investment, capital allocation, finance and financial analysis of public companies, qualify him to serve on our Board of Directors.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Dennis A. Wong, age 49, has served as a member of our Board of Directors since August 2015. Since 2005, Mr. Wong has served as the owner of and a consultant with Insurance Resolution Group, a consulting firm focused on providing strategic advisory and financial consulting to domestic and international companies with insurance or insurance related operations. From 1997 to 2005, Mr. Wong worked in a variety of corporate roles with Kemper Insurance Companies, a leading national insurance provider, including as Chief Financial Officer of its international operations. From 1991 to 1997, Mr. Wong worked as a public accountant with KPMG LLP, where he specialized in accounting and operational advisory services for the insurance industry. Mr. Wong obtained a Bachelor of Arts degree in Economics with an Accountancy Cognate from the University of Illinois. Mr. Wong is a Certified Public Accountant. We believe Mr. Wong’s qualifications to serve on our Board of Directors include his insurance industry experience, as well as his experience as an auditor for various insurance companies.

Class III Directors:

D. Kyle Cerminara, age 41, was appointed to our Board of Directors on December 27, 2016 and became Chairman of our Board of Directors on May 11, 2018. Mr. Cerminara is the Chief Executive Officer and Chairman of the Board for Ballantyne Strong, Inc., a holding company with diverse business activities focused on serving the cinema, retail, financial and government markets. Mr. Cerminara assumed responsibilities as Chairman of the Board of Ballantyne Strong in May 2015 and as Chief Executive Officer in November 2015. Since April 2012, Mr. Cerminara has also served as the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, an SEC registered investment advisor that manages equity and fixed income hedge funds and is the largest stockholder of the Company. In addition, Mr. Cerminara is Co-Chief Investment Officer of CWA Asset Management Group, LLC (d/b/a Capital Wealth Advisors), a wealth advisor and multi-family office affiliated with Fundamental Global Investors, LLC, which position he has held since December 2012. Mr. Cerminara also serves as President and Trustee of StrongVest ETF Trust and Chief Executive Officer of StrongVest Global Advisors, LLC. StrongVest Global Advisors, LLC, a wholly-owned subsidiary of Ballantyne Strong, is an investment advisor, and CWA Asset Management Group, LLC is a sub-advisor, to CWA Income ETF, an exchange-traded fund and series of StrongVest ETF Trust. Mr. Cerminara is a member of the Board of Directors of a number of publicly-held companies focused in the insurance, technology and communication sectors, including Ballantyne Strong, Inc. (NYSE American: BTN), since February 2015, BK Technologies, Inc. (NYSE American: BKTI), a company which designs, manufactures and markets two-way land mobile radios, repeaters, base stations and related components and subsystems, since July 2015, Itasca Capital, Ltd. (TSXV: ICL) (formerly Kobex Capital Corp.), a publicly-traded investment firm, since June 2016, and Limbach Holdings, Inc. (Nasdaq: LMB), a company which provides building infrastructure services, since March 2019. He was appointed Chairman of BK Technologies, Inc. in March 2017 and Chairman of Itasca Capital, Ltd. in June 2018. He also served on the Board of Directors of Iteris, Inc. (Nasdaq: ITI), a provider of intelligent information solutions for traffic management, from August 2016 to November 2017, and Magnetek, Inc., a publicly-traded manufacturer, in 2015. He also serves on the Board of Directors of Blueharbor Bank. Prior to these roles, Mr. Cerminara was a Portfolio Manager at Sigma Capital Management from 2011 to 2012, a Director and Sector Head of the Financials Industry at Highside Capital Management from 2009 to 2011, and a Portfolio Manager and Director at CR Intrinsic Investors from 2007 to 2009. Before joining CR Intrinsic Investors, Mr. Cerminara was a Vice President, Associate Portfolio Manager and Analyst at T. Rowe Price from 2001 to 2007 and an Analyst at Legg Mason from 2000 to 2001. Mr. Cerminara received an MBA from the Darden School of Business at the University of Virginia and a B.S. degree in Finance and Accounting from the Smith School of Business at the University of Maryland, where he was a member of Omicron Delta Kappa, an NCAA Academic All American and Co-Captain of the men’s varsity tennis team. He also completed a China Executive Residency at the Cheung Kong Graduate School of Business in Beijing, China. Mr. Cerminara holds the Chartered Financial Analyst designation. We believe Mr. Cerminara brings to the Board the perspective of one of the Company’s largest stockholders. He also offers to the Board valuable insights obtained through his management and operational experience and extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Larry G. Swets, Jr., age 44, has served as a member of our Board of Directors since November 21, 2013 and served as our Chairman from March 5, 2017 to May 11, 2018. Mr. Swets currently serves as Managing Member of Itasca Financial LLC, an advisory and investment firm, and as President of Itasca Golf Managers, Inc. Previously, he served as Chief Executive Officer of Kingsway Financial Services Inc. (TSX: KFS, NYSE: KFS) from July 2010 to September 2018, including as its President from July 2010 until March 2017, and as Executive Vice President of Corporate Development from January 2010 to July 2010. Prior to founding Itasca Financial LLC in 2006, Mr. Swets serviced as an insurance company executive and advisor, including the role of Director of Investments and Fixed Income Portfolio Manager for Kemper Insurance from June 1997 to May 2005. At Kemper Insurance, he also evaluated business units, executed corporate transactions and divestitures, and developed financial projections and analysis for the company during its runoff stage. Mr. Swets began his career in insurance as an intern in the Kemper Scholar program in 1994. Mr. Swets is a member of the Board of Directors of Insurance Income Strategies Ltd., and Limbach Holdings, Inc. (Nasdaq: LMB), as well as a director and Chief Executive Officer of Itasca Capital Ltd. (TSX-V: ICL). Previously, he served as a member of the Board of Directors of Kingsway Financial Services Inc., from September 2013 to December 2018, Atlas Financial Holdings, Inc. (Nasdaq: AFH), from December 2010 to January 2018, United Insurance Holdings Corp. (Nasdaq: UIHC), from 2008 to March 2012, and Risk Enterprise Management Ltd. from November 2007 to May 2012. Mr. Swets obtained a bachelor’s degree from Valparaiso University in 1997 and a master’s degree in finance from DePaul University in 1999. He is currently a member of the Young Presidents’ Organization. He also holds the Chartered Financial Analyst designation. We believe Mr. Swets’s qualifications to serve on our Board of Directors include his more than eleven years of executive management and leadership experience in the insurance industry.

Scott D. Wollney, age 50, was appointed to our Board of Directors on March 30, 2015. Since December 2010, Mr. Wollney has served as the President, Chief Executive Officer and Director of Atlas Financial Holdings, Inc. (Nasdaq: AFH), a specialty commercial automobile insurance company. From July 2009 until December 2010, Mr. Wollney was President and Chief Executive Officer of Kingsway America Inc. (KAI), a property and casualty holding company and subsidiary of Kingsway. From May 2008 to March 2009, he was the President and Chief Executive Officer of Lincoln General Insurance Company (a subsidiary of KAI), a property and casualty insurance company. Mr. Wollney co-founded Avalon Risk Management, Inc., an insurance broker, in 1998 and served as its President from 2002 to 2008. Mr. Wollney has more than 26 years of experience in property and casualty insurance. During his tenure in the industry, Mr. Wollney has held executive positions at both insurance companies as well as brokerage operations. Mr. Wollney is a MBA graduate of Northwestern University’s Kellogg School of Management with a concentration in finance and management strategy and holds a Bachelor of Arts degree from the University of Illinois. We believe Mr. Wollney’s qualifications to serve on our Board of Directors include his direct operating experience with respect to numerous disciplines which are critical to the insurance business.

Board Meetings

During the year ended December 31, 2018, the Board of Directors held 13 formal meetings. No director attended fewer than 75% of (i) the total number of meetings held by the Board of Directors during the period for which he has been a director; and (ii) the total number of meetings held by all committees of the Board of Directors on which s/he served (during the period that the director served). Independent members of our Board of Directors also meet in executive session without management present.

Board Leadership Structure and Risk Oversight

Our Company has a separate Chairman and Co-Chairman of the Board and Chief Executive Officer. The Chairman of the Board is D. Kyle Cerminara and the Co-Chairman of the Board is Lewis M. Johnson, and the Company’s current Chief Executive Officer is Douglas N. Raucy. The Board believes it is in the Company’s best interest to have a separate Chairman and Co-Chairman of the Board and Chief Executive Officer so that the Chief Executive Officer can devote his time and energy on the day-to-day management of the business, while the Company’s Chairman and Co-Chairman, currently Messrs. Cerminara and Johnson, respectively, can each focus on providing advice and oversight of management. Because the Company’s Chairman and Co-Chairman are appointed annually by the Company’s non-management directors, such directors are able to evaluate the leadership and performance of the Chairman and Co-Chairman each year.

Our Board of Directors does not have a policy on whether the same person should serve as both the Chief Executive Officer and the Chairman of the Board or, if the roles are separate, whether the Chairman should be selected from the non-employee directors or should be an employee. Our Board believes that it should have the flexibility to periodically determine the leadership structure that it believes is best for the Company. Currently, the positions of Chairman of the Board and Chief Executive Officer are separated. The Chief Executive Officer currently serves as the only member of management on the Board.

1347 PROPERTY INSURANCE HOLDINGS, INC.

The Chairman of the Board or, if the Chairman is unable to do so, the Co-Chairman of the Board, typically presides at all meetings of the Board. The Chairman’s and Co-Chairman’s role also includes providing feedback on the direction and performance of the Company, setting the agenda of meetings of the Board of Directors and leading the Board of Directors in anticipating and responding to changes in our business.

Our Board is actively involved in oversight of risks that could affect the Company. This oversight is conducted primarily through the three standing committees of the Board as disclosed in the descriptions of each of the committees herein and in the charters of each of the committees, but the full Board has retained responsibility for general oversight of risks. In particular, the Board is responsible for monitoring and assessing strategic and operational risk exposure. Our Board satisfies this responsibility through full reports by each committee chair regarding the applicable committee’s considerations and actions, as well as through regular reports directly from members of management responsible for oversight of particular risks within the Company. The audit committee considers and discusses financial risk exposures. The compensation and management resources committee assesses and monitors whether any of the Company’s compensation policies and programs have the potential to encourage excessive risk-taking. The nominating and corporate governance committee monitors the effectiveness of the Company’s corporate governance policies and the selection of prospective board members and their qualifications. In addition, General, Payne, as the chair of the nominating and governance committee, takes an active role in corporate governance matters. The Board believes that the leadership structure described above facilitates the Board’s oversight of risks because it allows the Board, working through its committees, to participate actively in the oversight of management actions. The Board believes that its role in risk oversight does not affect the Board’s leadership structure.

Like all businesses, we also face threats to our cybersecurity, as we are reliant upon information systems and the Internet to conduct our business activities. In light of the pervasive and increasing threat from cyberattacks, the Audit Committee, with input from management, assesses the Company’s cybersecurity and other information technology risks and threats and the measures implemented by the Company to mitigate and prevent cyberattacks, and the Board receives periodic reports on the Company’s cybersecurity program.

Hedging and Pledging Policy

Under the Company’s Insider Trading Policy, all directors, officers and employees of the Company are prohibited from engaging in any hedging transactions, holding Company securities in a margin account or pledging Company securities as collateral.

Policy Concerning Director Attendance at Annual Stockholders’ Meetings

While we encourage all members of our Board of Directors to attend our annual stockholders’ meetings, there is no formal policy as to their attendance at annual stockholders’ meetings. All members of our Board of Directors attended the 2018 Annual Stockholders’ Meeting.

Code of Ethics

We have adopted a code of ethics applicable to all employees and directors of the Company, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our code of ethics has been posted on our corporate website: www.1347pih.com under the heading “Governance Documents”.

Board Committees and Committee Member Independence

Our Board of Directors has an Audit Committee, a Compensation and Management Resources Committee, and a Nominating and Corporate Governance Committee. The composition of each committee as of March 20, 2019 is outlined in the table below. Our Board of Directors utilizes the Nasdaq rules and independence standards in determining whether its members are independent.

	Audit Committee(1)	Compensation & Management Resources Committee(2)	Nominating and Corporate Governance Committee(3)
Dennis A. Wong	XC
General E. Gray Payne	X	XC	XC
Marsha G. King		X
Rita Hayes			X
Scott D. Wollney	X	X	X

C - Indicates committee chair

1347 PROPERTY INSURANCE HOLDINGS, INC.

(1)	Reflects the composition of the Audit Committee as of December 31, 2018.

(2)	As of December 31, 2018, the Compensation and Management Resources Committee was composed of General Payne (chair) and Mr. Wollney. Ms. King was appointed to the committee effective January 11, 2019 in connection with her appointment to the Board of Directors on the same date.

(3)	As of December 31, 2018, the Nominating and Corporate Governance Committee was composed of General Payne (chair) and Mr. Wollney. Ms. Hayes was appointed to the committee effective January 11, 2019 in connection with her appointment to the Board of Directors on the same date.

The following is a summary of the respective responsibilities of each of the Board’s standing committees. The Board of Directors has approved and adopted a written charter for each of the committees listed, copies of which are posted on the Company’s website at www.1347pih.com under the heading “Governance Documents”.

Audit Committee. The Audit Committee was appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibilities with respect to the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the external auditor’s qualifications, independence, and performance, and the performance of the Company’s internal audit function. The Audit Committee’s primary duties and responsibilities are to:

●	Oversee the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company.

●	Identify and monitor the management of the principal risks that could impact the financial reporting of the Company.

●	Monitor the integrity of the Company’s financial reporting process and system of internal controls regarding financial reporting and accounting appropriateness and compliance.

●	Recommend the appointment of and monitor the independence and performance of the Company’s external auditors and the appointed actuary.

●	Provide an avenue of communication among the external auditors, the appointed actuary, management, and the Board.

●	Review the annual audited and quarterly financial statements with management and the external auditors.

The Audit Committee is also responsible for discussing policies with respect to risk assessment and risk management, including regularly reviewing the Company’s cybersecurity and other information technology risks, controls and procedures and the Company’s plans to mitigate cybersecurity risks and respond to data breaches.

Audit committee members shall meet the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the independence requirements of the Nasdaq listing standards and all other applicable rules and regulations. The Board of Directors has determined that Mr. Wong is the “audit committee financial expert” as that term is defined in SEC regulations. Each member of the Audit Committee is independent and satisfies the applicable requirements for Audit Committee membership under the Nasdaq rules. The Audit Committee held nine meetings during the year ended December 31, 2018.

Compensation and Management Resources Committee. The primary purpose of the Compensation and Management Resources Committee, or the Compensation Committee, is to assist the Board of Directors in discharging its responsibilities with respect to compensation of the Company’s senior officers and subsidiary presidents and to provide recommendations to the Board in connection with directors’ compensation. The Compensation Committee receives input and recommendations from the Company’s executive officers. Neither the Compensation Committee nor management engaged a compensation consultant for compensation related to the fiscal year ended December 31, 2018. Each Compensation Committee member is independent and satisfies the applicable requirements for Compensation Committee membership under the Nasdaq rules. The Compensation Committee held nine meetings during the year ended December 31, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Nominating and Corporate Governance Committee. The purpose of the Nominating and Corporate Governance Committee, or the Nominating Committee, is to identify, evaluate and recommend individuals qualified to become members of the Board of Directors, consistent with criteria approved by the Board of Directors, select, or recommend that the Board select the director nominees to stand for election at each annual or special meeting of stockholders of the Company in which directors will be elected or to fill vacancies on the Board, develop and recommend to the Board a set of corporate governance principles applicable to the Company, oversee the annual performance evaluation of the Board and its committees and management, and otherwise take a leadership role in shaping and providing oversight of the corporate governance of the Company, including recommending directors eligible to serve on all committees of the Board. Each Nominating Committee member is independent and satisfies the applicable requirements for Nominating Committee membership under the Nasdaq rules. The Nominating Committee held three meetings during the year ended December 31, 2018.

Although the Nominating Committee has not formulated any specific minimum qualifications that the committee believes must be met by a director-nominee that the committee recommends to the Board, the factors it will take into account will include judgement, skill, diversity, experiences with businesses and other organizations of comparable size and scope, the interplay of the candidate’s experience with the experience of other directors, and the extent to which the candidate would be a desirable addition to the Board of Directors and any committees of the Board.

The Nominating Committee will consider recommendations for directorships submitted by stockholders. Any such director nominee recommendations must be addressed to the Secretary of the Company, 1511 N. Westshore Blvd., Suite 870, Tampa, FL 33607, and include appropriate biographical information concerning each proposed nominee. The secretary will forward recommendations to the Nominating Committee and those candidates will be given the same consideration as all other candidates. Each recommendation should set forth the candidate’s name, age, business address, business telephone number, residence address, and principal occupation or employment as well the submitting stockholder’s name, address and telephone number and number of shares held. The committee may require the recommended candidate to furnish additional information.

Executive Officers

Below is biographical information for our executive officers. Information about Douglas N. Raucy, our President and Chief Financial Officer, can be found above under the subheading “Board of Directors.”

John S. Hill, CPA, age 62, has served as our Vice President and Chief Financial Officer since July 2013 and was also appointed as Secretary in March 2015. Prior to joining our company, Mr. Hill served as an Accounting Manager at AmeriLife Group, LLC, a company involved in the distribution of annuity, life and health insurance products, from June 2013 to July 2013 and as the founder and owner of his consulting business, Hill Consulting Services LLC from July 2009 to June 2013. From June 2010 to September 2011, Mr. Hill served as the Chief Financial Officer of Prepared Insurance Company and prior to that, he served as the Chief Financial Officer, Controller and Treasurer of Travelers of Florida from May 1998 to June 2009. Mr. Hill also served as the Chief Financial Officer of Carolina Casualty Insurance Company from 1989 to 1997. Mr. Hill served on the Board of Governors of the Florida Automobile Joint Underwriting Association from 1999 through 2003. Mr. Hill’s executive experience includes his prior roles as a national insurance audit instructor and peer review team member in KPMG’s insurance practice. He also holds the designation of certified public accountant (inactive) and is a member of the American Institute of CPAs. Mr. Hill obtained a bachelor’s degree from Iowa State University with a double major in economics and accounting.

Dean E. Stroud, age 67, has served as our Vice President and Chief Underwriting Officer since October 2012. Prior to joining the Company, he was the Chief Underwriting Officer and a member of the Board of Directors of Access Home Insurance Company in Baton Rouge, Louisiana from September 2011 to October 2012, where he managed and supervised company underwriting operations. Mr. Stroud served as the Senior Underwriting Consultant of Americas Insurance Company from January 2011 to September 2011 and prior to that, served as their Chief Underwriting Officer from April 2010 to January 2011. From October 2003 to May 2009, he was the Vice President of MacNeill Group, Inc., where he directed Louisiana underwriting and claims operations as a service provider for Citizens. Mr. Stroud’s prior executive experience also includes several positions held at Audubon Insurance Company, which he joined in 1971. At Audubon Insurance Company, Mr. Stroud held the position of Senior Vice President with responsibility for companywide standard lines underwriting operations and all company branch offices. Subsequently, Mr. Stroud became President and Chief Operating Officer of Audubon Insurance Group and President of Audubon Insurance Company and Audubon Indemnity Company. He also was a director of Audubon Insurance Company and Audubon Indemnity Company. Mr. Stroud has held positions on advisory committees to the Professional Insurance Agents of Louisiana and has served on the Board of Directors of the Property Insurance Association of Louisiana. He earned a Bachelor of Arts degree from Louisiana State University in 1974.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our executive officers, directors, and persons who own greater than 10% of our common stock (the “Section 16 Reporting Persons”) of the Company must file a Form 4 reporting the acquisition or disposition of the Company’s equity securities with the SEC no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an executive officer, director, or greater-than-10% stockholder. Based solely on our review of the copies of such reports and representations that no other reports were required, we believe that all Section 16 filing requirements applicable to our Section 16 Reporting Persons were timely complied with during 2018, except that a Form 4/A filed on June 8, 2018 by Daniel E. Case, our former Chief Operating Officer, reporting a purchase of common shares on September 14, 2017, and a Form 4 filed on January 16, 2018 by Kingsway Financial Services, Inc., a beneficial owner of greater than 10% of our common stock, reporting the sale of our Series B Preferred Shares on January 2, 2018, were each inadvertently filed late.

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers for the fiscal year ended December 31, 2018 include Douglas N. Raucy, our President and Chief Executive Officer; John S. Hill, our Vice President, Chief Financial Officer and Secretary; Dean E. Stroud, our Vice President and Chief Underwriting Officer; and Daniel E. Case, our former Chief Operating Officer who resigned from all positions held with the Company and our subsidiaries effective December 31, 2018.

With respect to executive compensation, the Compensation and Management Resources Committee’s (the “Compensation Committee”) primary goal is to retain and motivate highly skilled executives aligning their pay with the Company’s performance and stockholder returns. Our compensation consists primarily of five components: (i) base salary, (ii) an annual cash bonus, (iii) equity-based incentive awards, (iv) retirement benefits in the form of Company paid matching and profit sharing contributions to the Company’s 401(k) retirement plan, and (v) premiums paid by the Company on the behalf of our employees for health, dental, life and other ancillary insurance coverage.

Summary Compensation Table for 2017-2018

The following table summarizes the compensation for our named executive officers for the years shown. The Company does not have any employment agreements with its employees.

SUMMARY COMPENSATION TABLE FOR 2017-2018
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards(2) ($)	All Other Compensation ($)(3)	Total ($)
Douglas N. Raucy	2018	318,333	100,000	–	34,371	452,704
President & Chief Executive Officer	2017	315,000	–	288,000	34,583	637,583
John S. Hill	2018	233,333	68,000	7,000	28,352	336,685
VP, Chief Financial Officer, & Secretary	2017	207,717	–	230,400	25,912	464,029
Dean E. Stroud	2018	201,667	35,000	–	11,724	248,391
VP & Chief Underwriting Officer	2017	197,500	–	21,600	11,374	230,474
Daniel E. Case(4)	2018	292,628	60,000	1,034,010	34,738	1,421,376
Former Chief Operating Officer	2017	172,933	30,000	–	17,467	220,400

(1)	For 2018, represents cash bonuses approved by the Compensation Committee on August 22, 2018 and December 22, 2018. The bonus received by Mr. Case in 2017 represents payment of a sign-on bonus he received following thirty days of employment with the Company.

(2)	For 2018, stock awards consist of (i) the August 22, 2018 grant of 1,000 shares of the Company’s common stock and 1,000 restricted stock units (“RSUs”) to Mr. Hill and (ii) the June 15, 2018 grant of 136,054 RSUs to Mr. Case. For 2017, stock awards consist of 40,000, 32,000 and 3,000 RSUs granted to Messrs. Raucy, Hill and Stroud, respectively, on December 15, 2017. Upon his resignation from the Company effective December 31, 2018, Mr. Case forfeited all of his unvested RSUs. For more information on the terms of the RSUs granted to our named executive officers, see “— Resignation of Chief Operating Officer” and “—Stock Awards” below. The aggregate grant date fair value for the RSUs has been presented in the table above in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. For additional information relating to these equity awards including the assumptions made in valuing and expensing these awards refer to Note 2 - Significant Accounting Policies and Note 10 - Equity Incentive Plan in Item 8 of this report.

(3)	All other compensation represents premiums paid by the Company for medical, dental, life and other ancillary insurance benefits provided to each of the named executive officers listed.

(4)	Mr. Case’s compensation presented for 2017 represents the partial year beginning on May 23, 2017, his first day of employment with the Company. Mr. Case resigned from all positions held with the Company and its subsidiaries effective December 31, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Resignation of Chief Operating Officer

On November 30, 2018, Daniel E. Case, Chief Operating Officer, resigned from all positions with the Company and our subsidiaries, effective December 31, 2018. Mr. Case had served as our Chief Operating Officer since May 23, 2017.

In connection with our appointment of Mr. Case as our Chief Operating Officer, we entered into an offer letter with Mr. Case, which provided for an annual base salary of $275,000 and a sign-on bonus of $30,000 following thirty days of employment with the Company. Mr. Case was also eligible for an annual bonus, subject to the determination of our Board of Directors. The offer letter also provided Mr. Case with the opportunity to purchase up to 68,027 shares of the Company’s common stock on the open market or in direct purchases from the Company during his first six months of employment with the Company, which purchase period was extended by the Board of Directors to June 15, 2018. At the end of the purchase period, the Company matched all 68,027 shares purchased by Mr. Case (including 28,000 of which shares were purchased directly by the Company at a purchase price of $8.00 per share on September 14, 2017) during the purchase period with a grant of 136,054 RSUs, which equaled two RSUs for each share purchased by Mr. Case. The RSUs were to vest 20% per year over five years following the date granted, subject to continued employment through such vesting date. The aggregate maximum number of shares of the Company’s common stock that may have been acquired pursuant to this arrangement, including through open market purchases, purchases from the Company and grants from the Company, was 204,081. This arrangement was entered into outside of the Company’s stockholder approved equity plan in effect at the time (the Amended and Restated 2014 Equity Incentive Plan), and was approved by the Compensation Committee as an inducement material to Mr. Case entering into employment with the Company in reliance on Nasdaq listing rule 5635(c)(4).

Upon his resignation, all 136,054 unvested RSUs held by Mr. Case were forfeited pursuant to the terms of the share-matching arrangement described above.

Base Salaries

On August 22, 2018, the Compensation and Management Resources Committee (the “Committee”) of our Board of Directors approved the following new base salaries: (i) Mr. Raucy, $325,000; (ii) Mr. Case, $310,000; (iii) Mr. Hill, $250,000; and (iv) Mr. Stroud, $210,000.

Cash Bonuses

On August 22, 2018, the Committee approved cash bonuses of $75,000 to Mr. Raucy, $60,000 to Mr. Case, $43,000 to Mr. Hill, and $25,000 to Mr. Stroud, based on management’s recommendations and the employees’ performance. On December 22, 2018, the Committee approved cash bonuses of $25,000 to Mr. Raucy, $25,000 to Mr. Hill and $10,000 to Mr. Stroud, based on performance in 2018.

Stock Awards

On August 22, 2018, the Compensation Committee granted 1,000 share of the Company’s common stock (referred to as “bonus shares”) and 1,000 RSUs (equal to the number of bonus shares) to Mr. Hill. These grants were made pursuant to the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan and the terms and conditions of an Executive Stock Grant Agreement and the Executive Restricted Share Unit Agreement for Share-Matching Grants. Each RSU represents a contingent right to receive one share of the Company’s common stock. These RSUs vest in five equal annual installments beginning with the first anniversary of the grant date, subject to continued employment, with vesting subject to Mr. Hill maintaining ownership of the bonus shares through the full five-year vesting period.

2017 Executive Share Matching Arrangements

On May 31, 2017, the Compensation Committee approved a share matching arrangement for certain purchases made by Messrs. Raucy, Hill and Stroud. Each of Messrs. Raucy, Hill and Stroud had the opportunity to purchase up to 20,000, 20,000, and 10,000 shares of the Company’s common stock, respectively, in each case through the open market, independently and without assistance from the Company, during the six months beginning on May 31, 2017 and ending on November 30, 2017 and, at the end of the six-month purchase period, the Company agreed to match any such shares purchased by them with a grant of RSUs of the Company equal to two RSUs for each share purchased by them. Accordingly, on December 15, 2017, the Committee granted 40,000, 32,000 and 3,000 RSUs to Messrs. Raucy, Hill and Stroud, respectively.

1347 PROPERTY INSURANCE HOLDINGS, INC.

2018 Equity Incentive Plan

The Company’s stockholders approved the 2018 Equity Incentive Plan (the “2018 Plan”) at the Company’s 2018 annual meeting of stockholders held on May 31, 2018. The 2018 Plan replaced the Company’s Amended and Restated 2014 Equity Incentive Plan, which had been approved by the stockholders in 2014 (the “2014 Plan”). No new awards will be granted under the 2014 Plan.

The objective of the 2018 Plan is to provide incentives to attract and retain key employees, non-employee directors and consultants and align their interests with those of the Company’s stockholders. The 2018 Plan is administered by the Compensation Committee and has a term of ten years. All non-employee directors of the Company and employees and consultants of the Company and its subsidiaries designated by the Compensation Committee are eligible to participate in the 2018 Plan and to receive awards, including stock options (which may be incentive stock options or nonqualified stock options), stock appreciation rights (SARs), restricted shares, restricted share units and other share-based awards. All of the shares authorized for grant under the 2018 Plan may be issued pursuant to incentive stock options.

The maximum number of shares that may be issued or transferred with respect to awards under the 2018 Plan is 300,000 shares, subject to adjustment in certain circumstances as described below. Shares issued under the 2018 Plan may include authorized but unissued shares, treasury shares, shares purchased in the open market, or a combination of the foregoing.

Shares underlying awards that are settled in cash or that terminate or are forfeited, cancelled, or surrendered without the issuance of shares generally will again be available for issuance under the 2018 Plan. However, shares used to pay the exercise price of stock options, shares repurchased by the Company with stock option proceeds, and shares used to pay withholding taxes upon exercise, vesting or payment of an award, will not be added back to the share reserve under the 2018 Plan. In addition, when a SAR is exercised and settled in shares, all of the shares underlying the SAR will be counted against the share limit of the 2018 Plan, regardless of the number of shares used to settle the SAR.

Shares subject to awards that are granted in assumption of, or in substitution or exchange for, outstanding awards previously granted by an entity acquired directly or indirectly by the Company will not count against the share limit above, except as may be required by the rules and regulations of any stock exchange or trading market. The 2018 Plan provides that the aggregate grant date fair value of all awards granted to any single non-employee director during any single calendar year (determined as of the applicable grant date(s) under applicable financial accounting rules), taken together with any cash fees paid to the non-employee director during the same calendar year, may not exceed $200,000.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table shows the number of outstanding equity awards that are held by our named executive officers as of December 31, 2018. Mr. Case is not included in the table below as he forfeited all of his unvested RSUs upon his resignation from the Company effective December 31, 2018 and, as a result, had no outstanding equity awards as of our fiscal year-end.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR-END
	Option awards						Stock awards
Name	Grant Date		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Douglas N. Raucy	03/31/2014	(1)	65,321	–	8.00	03/31/2019	–	–
	04/04/2014	(1)	5,663	–	8.69	04/04/2019	–	–
	05/29/2015	(2)	–	–	–	–	12,500	50,250
	12/15/2017	(3)	–	–	–	–	32,000	128,640
John S. Hill	03/31/2014	(1)	10,778	–	8.00	03/31/2019	–	–
	04/04/2014	(1)	935	–	8.69	04/04/2019	–	–
	05/29/2015	(2)	–	–	–	–	4,000	16,080
	12/15/2017	(3)	–	–	–	–	25,600	102,912
	08/22/2018	(4)	–	–	–	–	1,000	4,020
Dean E. Stroud	03/31/2014	(1)	21,882	–	8.00	03/31/2019	–	–
	04/04/2014	(1)	1,897	–	8.69	04/04/2019	–	–
	05/29/2015	(2)	–	–	–	–	4,000	16,080
	12/15/2017	(3)	–	–	–	–	2,400	9,648

1347 PROPERTY INSURANCE HOLDINGS, INC.

(1)	The March 31, 2014 and April 4, 2014 option grants to our named executive officers vested as follows: (i) 20% on date of grant, and (ii) 20% on each of the next four anniversaries of the grant date.

(2)	Stock awards consist of 12,500, 4,000 and 4,000 RSUs granted to Messrs. Raucy, Hill and Stroud, respectively, on May 29, 2015. Each RSU granted entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest as follows: (i) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $10.00 per share; and (ii) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $12.00 per share. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued.

(3)	Stock awards consist of 40,000, 32,000, and 3,000 RSUs granted to Messrs. Raucy, Hill and Stroud, respectively, on December 15, 2017. Each RSU granted entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest 20% per year over five years following the date granted, subject to continued employment through such vesting date. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. The Board of Directors may, in its discretion, accelerate vesting in the event of early retirement.

(4)	The stock award issued to Mr. Hill on August 22, 2018 represents 1,000 RSUs entitling Mr. Hill to one share of the Company’s common stock for each RSU upon the vesting date of the RSU. The RSUs vest in five equal annual installments beginning with the first anniversary of the grant date, subject to continued employment, with vesting subject to Mr. Hill maintaining ownership of 1,000 shares of common stock of the Company (“Bonus Shares”) issued to Mr. Hill in connection with the RSU grant through the full five-year vesting period as described in Note 10 - Equity Incentive Plan in Item 8 of this report.

The following table sets forth information concerning the vesting of stock awards for each of the Company’s named executive officers during the last completed fiscal year. The Company’s named executive officers did not exercise any option awards during the last completed fiscal year.

Name	# of Shares Acquired upon Vesting of Stock Awards (#)	Value Realized upon Vesting of Stock Awards ($)
Douglas N. Raucy	8,000	35,248
John S. Hill	6,400	28,198
Dean E. Stroud	600	2,644

Potential Payments Upon Termination or Change in Control

Both the 2014 Plan and 2018 Plan contain certain provisions concerning the vesting and termination of equity awards granted under the plans upon a termination of employment or upon a change in control. The Company’s award agreements entered into under each plan also contain provisions concerning the vesting and termination of the RSUs granted thereunder.

2018 Equity Incentive Plan

The 2018 Plan generally provides for “double-trigger” vesting of equity awards in connection with a change in control of the Company, as described below.

To the extent that outstanding awards granted under the 2018 Plan are assumed in connection with a change in control, then, except as otherwise provided in the applicable award agreement or in another written agreement with the participant, all outstanding awards will continue to vest and become exercisable (as applicable) based on continued service during the remaining vesting period, with performance-based awards being converted to service-based awards at the “target” level. Vesting and exercisability (as applicable) of awards that are assumed in connection with a change in control generally would be accelerated in full on a “double-trigger” basis, if, within two years after the change in control, the participant’s employment is involuntarily terminated without “cause”, or by the participant for “good reason”. Any stock options or stock appreciation rights (SARs) that become vested on a “double-trigger” basis generally would remain exercisable for the full duration of the term of the applicable award.

To the extent outstanding awards granted under the 2018 Plan are not assumed in connection with a change in control, then such awards generally would become vested in full on a “single-trigger” basis, effective immediately prior to the change in control, with performance-based awards becoming vested at the “target” level. Any stock options or SARs that become vested on a “single-trigger” basis generally would remain exercisable for the full duration of the term of the applicable award.

1347 PROPERTY INSURANCE HOLDINGS, INC.

The Compensation Committee has the discretion to determine whether or not any outstanding awards granted under the 2018 Plan will be assumed by the resulting entity in connection with a change in control, and the Compensation Committee has the authority to make appropriate adjustments in connection with the assumption of any awards. The Compensation Committee also has the right to cancel any outstanding awards in connection with a change in control, in exchange for a payment in cash or other property (including shares of the resulting entity) in an amount equal to the excess of the fair market value of the shares subject to the award over any exercise price related to the award, including the right to cancel any “underwater” stock options and SARs without payment therefor.

For purposes of the 2018 Plan, a “change in control” generally includes (a) the acquisition of 50% or more of the company’s common stock; (b) a reorganization, merger, consolidation or similar transaction, or a sale of substantially all of the Company’s assets; or (c) the complete liquidation or dissolution of the Company. The full definition of “change in control” is set out in the 2018 Plan.

Whether a participant’s employment has been terminated for “cause” will be determined by the Company. Unless otherwise provided in the applicable award agreement or in an another written agreement with the participant, “cause”, as a reason for termination of a participant’s employment generally includes (a) an intentional act of fraud, embezzlement, theft or any other illegal or unethical act in connection with the performance of the participant’s duties to the Company or a subsidiary that the Company determines, acting in good faith, has materially injured or is highly likely to materially injure the Company, or any other terminable offense under the Company’s policies and practices; (b) intentional damage to the Company’s (or a subsidiary’s) assets; (c) conviction of (or plea of nolo contendere to) any felony or other crime involving moral turpitude; (d) improper, willful and material disclosure or use of the Company’s (or a subsidiary’s) confidential information or other willful material breach of the participant’s duty of loyalty to the Company or a subsidiary; (e) a willful, material violation of the Company’s policies and procedures as set out in its employee handbook or a material violation of the Company’s code of conduct that the Company determines, acting in good faith, has materially injured or is highly likely to materially injure the Company, monetarily or otherwise; or (f) the participant’s willful failure or refusal to follow the lawful and good faith directions of the Company or a subsidiary.

For purposes of the 2018 Plan, unless otherwise provided in the applicable award agreement or in an another written agreement with the participant, “good reason” generally includes (a) the assignment to the participant of any duties that are materially inconsistent with the participant’s duties or responsibilities as assigned by the Company or a subsidiary, or any other action by the Company or a subsidiary that results in a material diminution in of the participant’s duties or responsibilities, unless remedied by the Company promptly after receipt of notice from the participant; or (b) any material failure by the Company or a subsidiary to comply with its agreed obligations to the participant, other than an isolated, insubstantial and inadvertent failure which is remedied by the Company promptly after receipt of notice from the participant.

The award agreements entered into under the 2018 Plan also contain provisions concerning the vesting and termination of the awards subject to the agreements. Except as described above with respect to a change in control, unexercisable stock options, unless otherwise provided in the applicable award agreement, are generally forfeited automatically upon termination of employment prior to a vesting date, unless (i) the Compensation Committee, in its discretion, provides for the full or partial acceleration of vesting and exercisability of the option in connection with the termination, or (ii) the termination is due to the grantee’s death or disability, in which case the unvested options will automatically become vested and exercisable upon termination. The stock options that are exercisable at the time of termination of employment expire (a) twelve months after the termination of employment by reason of death or disability or (b) three months after the termination of employment for other reasons. Upon the termination of a grantee’s employment for cause (as defined under the 2018 Plan), all of the grantee’s vested and unvested options automatically terminate. With respect to unvested restricted shares and restricted stock units, unless otherwise provided in the applicable award agreement, unvested restricted shares and restricted share units that have not yet vested are generally forfeited automatically in the event of the termination of the grantee’s employment for any reason prior to a vesting date, unless (i) the Compensation Committee, in its sole discretion, provides for the full or partial acceleration of vesting of the restricted shares or restricted share units, as applicable, in connection with the termination, or (ii) the termination is due to the grantee’s death or disability, in which case the unvested restricted shares or restricted share units, as applicable, will automatically become vested in full.

1347 PROPERTY INSURANCE HOLDINGS, INC.

The Compensation Committee has the discretion to determine the form, amount and timing of each award granted under the 2018 Plan and all other terms and conditions of the award, including, without limitation, the form of the agreement evidencing the award. As such, future awards granted under the 2018 Plan may be subject to additional terms providing for accelerated vesting, pay outs or termination of the award upon a termination of employment or a change in control of the Company.

Amended and Restated 2014 Equity Incentive Plan

Under the 2014 Plan, upon a change in control of the Company, our Board of Directors (as constituted immediately prior to such change in control) may, in its discretion, (i) require that shares of the Company resulting from such change in control, or a parent corporation thereof, be substituted for some or all of the common shares subject to an outstanding award granted under the 2014 Plan, with an appropriate and equitable adjustment as shall be determined by the Board, and/or (ii) require outstanding awards granted under the 2014 Plan, in whole or in part, to be surrendered to the Company by the holder, and to be immediately cancelled by the Company, and to provide for the holder to receive: (1) a cash payment in an amount equal to the aggregate number of common shares then subject to the portion of any stock option surrendered multiplied by the excess, if any, of the fair market value (as defined under the 2014 Plan) of a common share as of the date of the change in control, over the exercise price per common share subject to such stock option; (2) shares of capital stock of the corporation resulting from or succeeding to the business of the Company pursuant to such change in control, or a parent corporation thereof, having a fair market value not less than the amount determined under clause (1) above; or (3) a combination of the payment of cash pursuant to clause (1) above and the issuance of shares pursuant to clause (2) above.

A “change in control” under the 2014 Plan generally means (i) the acquisition by any individual, entity or group of beneficial ownership of 50% or more of the then outstanding common shares or the combined voting power of the then outstanding securities of the Company, with certain exceptions; (ii) the consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company, unless (A) the Company’s current beneficial owners retain more than 50% of the Company’s outstanding shares and combined voting power following such transaction, (B) no new individual entity or group will beneficially own 50% or more of the Company’s outstanding shares or combined voting power following such transaction, or (C) current members of the Board will constitute at least a majority of the board following such transaction; or (iii) the consummation of a plan of complete liquidation or dissolution of the Company.

With respect to stock options granted under the 2014 Plan, the stock option agreements entered into under the 2014 Plan generally provide that if a grantee’s employment is terminated voluntarily, without cause or due to a disability, all unvested stock options will vest pro-rata. Upon the death of a grantee, all unvested options will vest in full. In the event of termination of employment for cause (as defined in the 2014 Plan), all outstanding options will terminate immediately. In addition, the 2014 Plan provides that in the event a grantee’s employment is terminated voluntarily, without cause, due to a disability, or due to the optionee’s death, then any outstanding options will expire 90 days from the termination date.

The Company’s restricted stock unit agreements entered into with executive officers and non-employee directors under the 2014 Plan generally provide that the RSUs granted thereunder remain restricted until the applicable vesting date set forth in the agreement. In the event the grantee’s employment with the Company or service on the Company’s board of directors, as applicable, is terminated due to the grantee’s death or disability (as defined under the 2014 Plan) prior to one or more of the vesting dates, all unvested RSUs will vest as of the date of death or the date the grantee is determined to be experiencing a disability. In addition, in the event the grantee’s employment with the Company or service on the Company’s board of directors, as applicable, is terminated by the Company or by the grantee for any reason other than death or disability (as defined under the 2014 Plan), all unvested RSUs granted under the agreement will be forfeited as of the date of termination.

1347 PROPERTY INSURANCE HOLDINGS, INC.

In addition to the general provisions described above, the restricted stock unit agreements entered into by the Company in connection with the share matching arrangements for Messrs. Raucy, Hill and Stroud and the Company’s non-employee directors (other than Mr. Wollney), as described above under “Stock Awards — 2017 Executive Share Matching Arrangements” and below under “Director Compensation — Director Share Matching Arrangements,” contain special acceleration and termination provisions. Specifically, the agreements for Messrs. Raucy, Hill and Stroud provide that the vesting of the RSUs thereunder is subject to the continued employment of the executive through the applicable vesting date, with the ability of the board, in its discretion, to accelerate vesting in the event of the executive’s early retirement, and provided that the executive maintains ownership of the shares purchased through the full five-year vesting period. The agreements for the non-employee directors provide that the vesting of the RSUs granted thereunder is subject to the director’s continued service on the board through the applicable vesting date, provided that if a director makes himself available and consents to be nominated by the Company for continued service but is not nominated by the Board for election by the stockholders, other than for good reason as determined by the Board in its discretion, then such director’s RSUs will vest in full as of his last date of service as a director with the Company. Pursuant to the terms of the share matching arrangement, as Mr. Horowitz was not nominated by the Board for re-election as a director at our 2018 annual stockholder meeting, his 6,666 RSUs vested in full upon the conclusion of the annual meeting.

Impact of the Asset Sale

The Asset Sale contemplated by our Equity Purchase Agreement with FedNat generally does not constitute a change in control under the 2014 Plan or the 2018 Plan or the award agreements entered into thereunder; however, our board of directors has the discretion to accelerate the vesting of outstanding equity awards for those employees who will leave employment with the Company or one of its subsidiaries in connection with the Asset Sale. Some outstanding equity awards will also expire pursuant to their terms prior to the anticipated closing of the Asset Sale.

Director Compensation

Under our director compensation program, we provide compensation to our non-employee directors. Directors who are employees of the Company do not receive compensation for their service as directors. On August 22, 2018, we modified the compensation program for all non-employee directors of the Company, effective as of September 1, 2018. The new program was adopted to remain competitive in attracting and retaining qualified board members and to better align director compensation to other public companies of comparable size to the Company. The terms of the new program are as follows:

●	Each non-employee director will receive an annual cash retainer of $50,000, paid in quarterly installments;

●	Both the Chairman and Co-Chairman of the Board will receive an additional annual cash retainer of $75,000 each, paid in quarterly installments;

●	The Chairman of the Audit Committee will receive an additional cash retainer of $15,000, paid in quarterly installments;

●	The Chairman of the Compensation Committee as well as the Chairman of the Nominating and Corporate Governance Committee will each receive an additional cash retainer of $5,000, paid in quarterly installments;

●	Each of the members of the Audit, Compensation, and Nominating and Corporate Governance Committees (excluding the Chairman of each of those committees), will each receive an additional cash retainer of $2,000, paid in quarterly installments;

●	Each non-employee director will receive an annual grant of RSUs with a value of $40,000, vesting in five equal annual installments, beginning with the first anniversary of the grant date; and

●	Each non-employee director will receive reimbursement of reasonable out-of-pocket expenses for attending board and committee meetings.

Following the adoption of the new director compensation program, which provides for an annual grant of restricted stock units with a value of $40,000 on August 22, 2018, the Compensation Committee granted 5,714 RSUs with a value of $40,000 to each of the Company’s six non-employee directors.

The Company’s 2018 Equity Incentive Plan provides that the aggregate grant date fair value of all awards granted to any single non-employee director during any single calendar year (determined as of the applicable grant date(s) under applicable financial accounting rules), taken together with any cash fees paid to the non-employee director during the same calendar year, may not exceed $200,000.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Prior to September 1, 2018, non-employee directors were compensated with cash payments that included an annual fee of $50,000 paid in four equal quarterly installments, to each member of the Board serving at each payment date, as well as an additional $25,000 paid to the Chairman of the Board and an additional $15,000 paid to the Chairman of the Audit Committee.

The following table sets forth information with respect to compensation earned by each of our non-employee directors for the year ended December 31, 2018. Mr. Raucy did not receive any compensation for his service as a director as he is the President and Chief Executive Officer of the Company. Ms. Hayes and Ms. King did not receive any compensation during 2018 as they were appointed to our Board on January 11, 2019.

Non-Employee Director	Fees Earned or Paid in Cash ($)(4)	Stock Awards ($)(5)	Total ($)
D. Kyle Cerminara(1)	78,646	40,000	118,646
Joshua S. Horowitz(2)	20,833	–	20,833
Lewis M. Johnson(1)	78,646	40,000	118,646
E. Gray Payne	33,167	40,000	73,167
Larry G. Swets, Jr. (3)	59,375	40,000	99,375
Scott D. Wollney	52,000	40,000	92,000
Dennis A. Wong	65,000	40,000	105,000

1.	Mr. Cerminara was appointed as Chairman of the Board on May 11, 2018 and Mr. Johnson was appointed as Co-Chairman of the Board on May 31, 2018.

2.	Mr. Horowitz served as a director of the Company during the 2018 fiscal year and was not re-nominated for re-election to the board at our 2018 annual stockholder meeting held on May 31, 2018.

3.	Mr. Swets served as our Chairman of the Board during the 2018 fiscal year until May 11, 2018.

4.	In addition to their compensation, directors are reimbursed for travel and other reasonable out-of-pocket expenses related to their attendance at board or committee meetings. These expenses have not been included in the table above.

5.

Stock awards represent the aggregate grant date fair value of 5,714 restricted stock units granted on August 22, 2018 to each non-employee director then serving on our Board. The aggregate grant date fair value for the RSUs has been presented in the table above in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The RSUs were valued using the closing price of the Company’s common shares on the Nasdaq on the grant date, or $7.00 per share. The RSUs vest in five equal annual installments beginning on August 22, 2019. The aggregate number of stock awards and option awards outstanding for each director as of December 31, 2018 are as follows:

Mr. Cerminara – 11,047 restricted stock units. Mr. Johnson – 11,047 restricted stock units.

General Payne – 5,714 restricted stock units.

Mr. Raucy – 44,500 restricted stock units and 70,984 fully exercisable stock options (issued for his service as an officer of the Company).

Mr. Swets – 11,047 restricted stock units and 17,745 fully exercisable stock options.

Mr. Wollney – 5,714 restricted stock units.

Mr. Wong – 11,047 restricted stock units.

Director Share Matching Arrangements

On May 31, 2017, the Compensation Committee approved a share matching arrangement for certain purchases made by the Company’s non-employee directors. Each current non-employee director had the opportunity, independently and without assistance from the Company, to purchase up to 3,333 shares of the Company’s common stock, through the open market and during the six months beginning on May 31, 2017 and ending on November 30, 2017, and at the end of the six-month purchase period, the Company agreed to match any such shares purchased by the director with a grant of RSUs of the Company equal to two RSUs for each share purchased them. Accordingly, on December 15, 2017, the Committee granted 6,666 RSUs to each of Messrs. Swets, Cerminara, Johnson and Wong, and our former director, Mr. Joshua S. Horowitz.

Each RSU entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU, which shall vest 20% per year over a period of five years following the date granted, subject to each director’s continued service on the Board, provided that if a director makes himself available and consents to be nominated by the Company for continued service but is not nominated by the Board for election by the stockholders, other than for good reason as determined by the Board in its discretion, then such director’s RSUs shall vest in full as of his last date of service as a director with the Company. Directors are required to maintain ownership of the shares purchased through the full five-year vesting period, except as set forth above. Pursuant to the terms of the share matching arrangement, as Mr. Horowitz was not nominated by the Board for re-election as a director at our 2018 annual stockholder meeting, his 6,666 RSUs vested in full upon the conclusion of the annual meeting.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Appointment of New Directors

On January 11, 2019, the Board appointed Rita Hayes to the Board as a Class II director and Marsha G. King to the Board as a Class I director, effective immediately.

As directors of the Company, Ms. Hayes and Ms. King will participate in the Company’s non-employee director compensation program. Pursuant to the program and subject to the terms and conditions of their respective award agreements, Ms. Hayes and Ms. King were each granted 5,397 RSUs on January 11, 2019. The RSUs vest in five equal annual installments, beginning with the first anniversary of the grant date

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners, Directors and Executive Officers

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March 18, 2019 by:

●	Each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;

●	Each of our directors and named executive officers; and

●	All of our directors and executive officers as a group.

The number and percentages of shares beneficially owned are based on 6,012,764 common shares outstanding as of the March 18, 2019. Information with respect to beneficial ownership has been furnished by each director, executive officer and beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally require that such persons have voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying options, warrants and restricted stock units held by each such person that are exercisable or vest within 60 days of the Record Date are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned to them. Except as otherwise indicated below, the address for each beneficial owner is 1347 Property Insurance Holdings, Inc., 1511 N. Westshore Blvd, Suite 870, Tampa, FL 33607.

	Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage of Shares
5% Beneficial Owners
Fundamental Global Investors, LLC(1) 4201 Congress Street, Suite 140, Charlotte, NC 28209	2,714,362	45.1%
Kingsway Financial Services, Inc.(2) 150 Pierce Road, Itasca, IL 60143	1,500,000	20.0%
Gordon G. Pratt(3) 1101 Brickell Avenue, South Tower, 8th Floor, Miami, FL 33131	642,745	10.1%
Harbert Discovery Fund, LP(4) 2100 Third Avenue North, Suite 600, Birmingham, AL 35203	461,141	7.7%
Solas Capital Management, LLC(5) 1063 Post Rd., 2nd Floor, Darien, CT 06820	439,967	7.3%

Named Executive Officers and Directors
D. Kyle Cerminara, Chairman of the Board(1)(7)	2,719,028	45.2%
Rita Hayes, Director(7)	–	–
Lewis M. Johnson, Co-Chairman of the Board(1)(7)	2,719,028	45.2%
Marsha G. King, Director(7)	–	–
General E. Gray Payne, Director(7)	–	–
Larry G. Swets, Jr., Director (6)(7)	22,428	*
Scott D. Wollney, Director(7)	3,000	*
Dennis A. Wong, Director(7)	4,833	*
Douglas N. Raucy, President and Chief Executive Officer and Director(8)(11)	98,984	1.6%
John S. Hill, Vice President and Chief Financial Officer(9)(11)	35,613	*
Dean E. Stroud, Vice President and Chief Underwriting Officer(10)(11)	25,879	*
Dan E. Case, Former Chief Operating Officer(12)	68,027	1.1%
Current Executive Officers and Directors as a Group (11 individuals)(13)	2,914,431	47.5%

*	Less than 1.0%

1347 PROPERTY INSURANCE HOLDINGS, INC.

1.	Fundamental Global Investors, LLC shares voting and dispositive power with respect to 2,714,362 shares of the Company’s common stock. Fundamental Activist Fund I, LP shares voting and dispositive power with respect to 738,187 shares of the Company’s common stock (“FAFI”). FGI 1347 Holdings, LP (“FGIH”), of which BK Technologies, Inc. (“BKTI”) is the sole limited partner shares voting and dispositive power with respect to 477,282 shares of the Company’s common stock. Mr. Cerminara is Chairman of the Board of Directors of BKTI and Mr. Johnson is Co-Chairman of the Board of Directors of BKTI. Fundamental Global Partners Master Fund, LP (“FGPM”) shares voting and dispositive power with respect to 450,656 shares of the Company’s common stock. FGI Global Asset Allocation Fund, Ltd. (“FGAA”) shares voting and dispositive power with respect to 5,296 shares of the Company’s common stock. FGI Global Asset Allocation Master Fund, LP (“FGGM”) shares voting and dispositive power with respect to 4,532 shares of the Company’s common stock. Ballantyne Strong, Inc. (“BTN”) shares voting and dispositive power with respect to 1,038,409 shares of the Company’s common stock. Information regarding beneficial ownership of our common stock by Fundamental Global Investors, LLC and its affiliates is included herein in reliance on a Schedule 13D/A filed with the SEC on February 25, 2019 and a Form 4 filed with the SEC on August 2, 2018. In addition, CWA Asset Management Group, LLC (“CWA”), of which 50% is owned by Fundamental Global Investors, LLC, holds 70,398 shares of the Company’s common stock for the accounts of individual investors, which represents approximately 1.2% of the Company’s outstanding shares of common stock. CWA has the power to direct the disposition of the shares of common stock held in its customer accounts while CWA’s customers retain the power to direct the voting of the shares of common stock held in their respective accounts. Due to their positions with Fundamental Global Investors, LLC and affiliated entities, D. Kyle Cerminara, Lewis M. Johnson and Joseph H. Moglia may be deemed to be beneficial owners of the shares of the Company’s common stock disclosed as directly owned by FAFI, FGIH, FGPM, FGAA and FGGM. Due to their positions with BTN, Fundamental Global Investors, LLC and affiliated entities, Messrs. Cerminara and Johnson may be deemed to be beneficial owners of the shares of the Company’s common stock disclosed as directly owned by BTN. Due to their positions as managers of CWA, Messrs. Cerminara and Johnson may be deemed to beneficially own the number of shares of common stock held in CWA’s customer accounts and disclosed as beneficially owned by CWA. The beneficial interests of Messrs. Cerminara and Johnson do not include 5,333 shares potentially issuable to each of Messrs. Cerminara and Johnson pursuant to restricted stock units granted on December 15, 2017 and 5,714 shares potentially issuable to each of Messrs. Cerminara and Johnson pursuant to restricted stock units granted on August 22, 2018. In addition to the shares of common stock reported as owned in this footnote 1, FGPM directly owns an aggregate of 34,620 shares of the Company’s 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). In addition, CWA owns 56,846 shares of the Series A Preferred Stock for customer accounts, including 44 shares of Series A Preferred Stock held by Mr. Cerminara in a joint account with his spouse. The business addresses for Mr. Cerminara are c/o Fundamental Global Investors, LLC, 4201 Congress Street, Suite 140, Charlotte, North Carolina 28209; c/o Ballantyne Strong, Inc., 11422 Miracle Hills Drive, Suite 300, Omaha, Nebraska 68154; and 131 Plantation Ridge Dr., Suite 100, Mooresville, North Carolina 28117. The business addresses for Mr. Johnson are c/o CWA Asset Management Group, LLC, 9130 Galleria Court, Third Floor, Naples, Florida 34109 and c/o Fundamental Global Investors, LLC, 4201 Congress Street, Suite 140, Charlotte, North Carolina 28209.

2.	KFSI’s affiliate, Kingsway America, Inc., beneficially own warrants exercisable within 60 days of March 18, 2019 to acquire 1,500,000 shares of the Company’s common stock. The warrants have an exercise price of $15.00 per share and expire on February 24, 2022. KFSI shares voting and dispositive power with respect to the 1,500,000 shares of the Company’s common stock. Information regarding beneficial ownership of our common stock by KFSI and 1347 Advisors LLC is included herein based on internal information and in reliance on Schedule 13D/A filed with the SEC on March 20, 2018.

3.	Mr. Pratt’s beneficial interest includes 312,500 shares of the Company’s common stock owned by Fund Management Group, LLC (“FMG”) as well as warrants to purchase 312,500 shares of the Company’s common stock at an exercise price of $9.60 per share which are owned by FEA Pratt Family Holdings LLC. Both FMG and FEA Pratt Family Holdings LLC are managed by Mr. Pratt, who also holds exclusive authority over both entities. Also included in his beneficial interest are 16,330 options granted to Mr. Pratt for his service as a director of the Company on March 31, 2014 as well as 1,415 options granted to Mr. Pratt for his service as a director of the Company on April 4, 2014. These options vested upon their issuance, have an exercise price equal to the market price of our common stock as of the date of issuance, and expire on March 31, 2019 and April 4, 2019, respectively. Mr. Pratt retired from our Board of Directors on March 5, 2017.

4.	Harbert Discovery Fund, LP (“Harbert Fund”), Harbert Discovery Fund GP, LLC (“Harbert Fund GP”), Harbert Fund Advisors, Inc. (“HFA”), Harbert Management Corporation (“HMC”), Jack Bryant, Kenan Lucas, and Raymond Harbert share voting and dispositive power with respect to 461,141 shares of the Company’s common stock. Messrs. Bryant and Lucas are directors and co-portfolio managers of the Harbert Fund GP, which serves as general partner of the Harbert Fund. Mr. Harbert is the controlling stockholder, Chairman and Chief Executive Officer of HMC, an alternative asset investment management firm that is the managing member of the Harbert Fund GP. Mr. Harbert also serves as the Chairman, Chief Executive Officer and Director of HFA, an indirect, wholly owned subsidiary of HMC, which provides the Harbert Fund with certain operational and administrative services. Information regarding beneficial ownership of our common stock by Harbert Fund and its affiliates is included herein in reliance on Schedule 13D/A filed with the SEC on January 11, 2018.

5.	Solas Capital Management, LLC and Frederick Tucker Golden, its managing member, share voting and dispositive power with respect to 439,967 shares of the Company’s common stock. Information regarding beneficial ownership of our common stock by Solas Capital Management, LLC and its affiliates is included herein in reliance on a Schedule 13G/A filed with the SEC on February 14, 2019.

6.	Includes 17,745 shares purchasable pursuant to stock options exercisable within 60 days of March 18, 2019.

7.	The beneficial interests of Messrs. Cerminara, Johnson, Wong, and Swets do not include 5,333 shares potentially issuable to each of them pursuant to restricted stock units granted on December 15, 2017 and 5,714 shares potentially issuable to each of them pursuant to restricted stock units granted on August 22, 2018. The beneficial interests of Mr. Wollney and General Payne do not include 5,714 shares potentially issuable to each of them pursuant to restricted stock units granted on August 22, 2018. The beneficial interests of Mss. Hayes and King do not include 5,397 shares potentially issuable to each of them pursuant to restricted stock units granted on January 11, 2019.

8.	Includes 70,984 shares purchasable pursuant to stock options exercisable as of March 18, 2019.

9.	Includes 11,713 shares purchasable pursuant to stock options exercisable as of March 18, 2019.

10.	Includes 23,779 shares purchasable pursuant to stock options exercisable as of March 18, 2019.

11.	The beneficial interests of Messrs. Raucy, Hill and Stroud do not include 12,500 shares potentially issuable to Mr. Raucy, and 4,000 shares potentially issuable to each of Messrs. Hill and Stroud pursuant to restricted stock units granted on May 29, 2015 as well as 32,000, 25,600 and 2,400 shares potentially issuable to Messrs. Raucy, Hill and Stroud, respectively, pursuant to restricted stock units granted on December 15, 2017. The beneficial interest of Mr. Hill also does not include 1,000 shares potentially issuable to Mr. Hill pursuant to RSUs granted on August 22, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC.

12.	Dan E. Case, a named executive officer, resigned from all positions with the Company and its subsidiaries effective December 31, 2018.

13.	Includes (i) 2,714,362 shares reported as beneficially owned by Fundamental Global Investors, LLC, of which Messrs. Cerminara and Johnson are deemed to have beneficial ownership by virtue of their respective positions with Fundamental Global Investors, LLC and (ii) options to purchase our common shares that are exercisable within 60 days of March 18, 2019, as follows: for Mr. Raucy, 70,984 shares; for Mr. Hill, 11,713 shares; for Mr. Stroud, 23,779 shares; and for Mr. Swets, 17,745 shares. Does not include (i) 5,333 shares potentially issuable to each of Messrs. Cerminara, Johnson, Wong, and Swets pursuant to restricted stock units granted on December 15, 2017, (ii) 5,714 shares potentially issuable to each of Messrs. Cerminara, Johnson, Wong, Swets and Wollney and General Payne pursuant to restricted stock units granted on August 22, 2018, (iii) 12,500 shares potentially issuable to Mr. Raucy and 4,000 shares potentially issuable to each of Messrs. Hill and Stroud pursuant to restricted stock units granted on May 29, 2015, (iv) 32,000, 25,600 and 2,400 shares potentially issuable to Messrs. Raucy, Hill and Stroud, respectively, pursuant to restricted stock units granted on December 15, 2017, (v) 1,000 shares potentially issuable to Mr. Hill pursuant to restricted stock units granted on August 22, 2018 and (vi) 5,397 shares potentially issuable to Mss. Hayes and King pursuant to restricted stock units granted on January 11, 2019.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 with respect to the Company’s 2018 Equity Incentive Plan, under which the Company’s common stock is authorized for issuance, and the 2014 Amended and Restated Equity Incentive Plan. The Company’s stockholders approved the 2018 Equity Incentive Plan at the 2018 annual stockholders’ meeting.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	314,572	$5.26	263,716
Equity compensation plans not approved by security holders	–	–	–
Total	314,572	$5.26	263,716

(1)	Includes 177,456 common shares to be issued upon exercise of outstanding options and 101,832 common shares to be issued upon vesting of restricted stock units issued under our 2014 Equity Incentive Plan and 35,284 common shares to be issued upon vesting of restricted stock units issued under our 2018 Equity Incentive Plan.

(2)	Represents shares available for future issuance under the 2018 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

It is the responsibility of the Audit Committee to review and approve, ratify or disapprove proposed transactions or courses of dealings with respect to which executive officers or directors or members of their immediate families have an interest (including all transactions required to be disclosed pursuant to the SEC’s related person disclosure requirements). In accordance with the Audit Committee’s Charter, the Audit Committee will annually review a summary of directors’ and officers’ related party transactions and potential conflicts of interest. Below is a summary of our related party transactions for the fiscal years ended December 31, 2018 and 2017.

Transactions with Kingsway and its Affiliates

Prior to our initial public offering on March 31, 2014, the Company was a wholly-owned subsidiary of KAI, which is a wholly-owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. As of December 31, 2018, KFSI and its affiliates beneficially owned warrants exercisable to acquire approximately 20.0% of our outstanding shares of common stock. Larry G. Swets, Jr., a member of our Board of Directors, previously held the positions of Director and Chief Executive Officer of KFSI.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Stock Purchase Agreement

On January 2, 2018, we entered into a Stock Purchase Agreement with 1347 Advisors LLC (“1347 Advisors”) and IWS Acquisition Corporation (“IWS”), affiliates of KFSI, pursuant to which we repurchased 60,000 shares of our Series B preferred stock (the “Series B Preferred Stock”) from 1347 Advisors for an aggregate purchase price of $1,740,000, representing (i) $1,500,000, comprised of $25 per share of Series B Preferred Stock, and (ii) declared and unpaid dividends in respect of the dividend payment due on February 23, 2018 amounting to $240,000 in the aggregate. Pursuant to the Stock Purchase Agreement, we also agreed to repurchase 60,000 shares of Series B Preferred Stock from IWS for an aggregate purchase price of $1,500,000, comprised of $25 per share of Series B Preferred Stock, without any dividend or interest payment, upon the completion of a capital raise resulting in the Company receiving net proceeds in excess of $5,000,000. On February 28, 2018, we completed the purchase of the 60,000 shares of Series B Preferred Stock from IWS using the proceeds from the underwritten public offering of shares of our 8.00% Cumulative Preferred Stock, Series A. The foregoing transactions were approved by a special committee of the Board of Directors of the Company consisting solely of independent directors.

In connection with the Stock Purchase Agreement, the Performance Shares Grant Agreement, dated February 24, 2015, between the Company and 1347 Advisors was terminated. Under the Performance Shares Grant Agreement, 1347 Advisors was entitled to receive 100,000 shares of our common stock from us if at any time the last sales price of our common stock equaled or exceeded $10.00 per share for any 20 trading days within any 30-trading day period. As certain events, specified in the agreement, were never achieved, we did not issue any shares of common stock to 1347 Advisors under the Performance Shares Grant Agreement. We paid $300,000 to 1347 Advisors in consideration of its agreement to voluntarily terminate the Performance Shares Grant Agreement.

Termination of 2014 Performance Share Grant Agreement

On July 24, 2018, we entered into a Termination Agreement with KAI pursuant to which KAI agreed to terminate the Performance Share Grant Agreement, dated March 26, 2014, between us and KAI (the “PGSA”) in exchange for a payment of $1.0 million from the Company. As a result of the Termination Agreement, KAI has no further rights to any of the performance share grants contemplated by the PSGA. Under the PSGA, KAI was entitled to receive up to an aggregate of 375,000 shares of our common stock upon achievement of certain milestones regarding our stock price. Mr. Larry G. Swets, Jr., who is a director of the Company, served as Chief Executive Officer and Director of KFSI on the date the Company entered into the Termination Agreement. The Company did not issue any shares under the PSGA while the PSGA was outstanding. The Termination Agreement was approved by a special committee of the Board of Directors of the Company consisting solely of independent directors.

Trademark License Agreement

We are party to a Trademark License Agreement with 1347 Advisors, dated as of February 28, 2014, whereby 1347 Advisors granted us a limited personal, non-exclusive, royalty-free right and license to use the trade name “1347” in our corporate name and corporate logo. The agreement may be terminated by either party upon providing sixty day’s written notice to the other party. The agreement also expires upon the liquidation or dissolution of the Company.

Investment in Argo Management Group LLC

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC, or Argo. Argo’s primary business is to act as the managing member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $0.5 million. As of December 31, 2018, the Company has invested $0.3 million into the investment fund. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016.

Investment in FGI Metrolina Property Income Fund, LP

On June 18, 2018 the Company invested $2,219 in FGI Metrolina Property Income Fund, LP (the “Fund”), which intends to invest in real estate through a real estate investment trust which is wholly owned by the Fund. The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Company is a limited partner of the Fund and owns an economic interest of approximately 47.1% as of December 31, 2018. The Company has committed to a total potential investment of up to $4,000 in the Fund. As of December 31, 2018, the total amount invested in the Fund was $2,219.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements provide that we will, among other things, indemnify and advance expenses to our directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by us arising out of such person’s services as our director or officer, or any other company or enterprise to which the person provides services at our request. We believe that these agreements are necessary to attract and retain qualified persons as directors and officers.

Public Offering

Fundamental Global Partners Master Fund, LP, a fund managed by Fundamental Global Investors, LLC (“FGI”), one of the Company’s significant stockholders, purchased an aggregate of 34,620 shares of the Company’s 8.00% Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”) in the Company’s underwritten public offering of the shares, at the public offering price of $25.00 per share, including 31,680 shares purchased for a total of approximately $792,000 on February 28, 2018, the closing date of the offering, and 2,940 shares purchased for a total of approximately $74,000 on March 26, 2018 in connection with the underwriters’ exercise of their over-allotment option. In addition, CWA Asset Management Group, LLC, of which 50% is owned by FGI, purchased 57,060 shares of the Series A Preferred Stock for customer accounts, including 44 shares of Series A Preferred Stock held D. Kyle Cerminara in a joint account with his spouse, at the public offering price. Mr. Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI and Co-Chief Investment Officer of CWA, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI and Co-Chief Investment Officer of CWA.

Transaction between Kingsway and Fundamental Global

On October 25, 2017, KAI, entered into a purchase agreement with FGI, pursuant to which KAI agreed to sell 900,000 shares of our common stock to FGI or to one of FGI’s affiliate companies in two separate transactions. The first transaction, for the sale of 475,428 shares of our common stock, occurred on November 1, 2017. The second transaction, for the sale of 424,572 shares of our common stock, occurred on March 15, 2018.

On July 31, 2018, two funds managed by FGI, Fundamental Global Partners Master Fund, LP and Fundamental Activist Fund I, LP, each purchased 37,500 shares of our common stock from Mendakota Casualty Company, an affiliate of KAI, in a privately negotiated transaction, at a price of $7.131 per share. The purchases were effected pursuant to the terms of a letter agreement entered into on July 30, 2018 between FGI and Mendakota Casualty Company.

FGI is affiliated with D. Kyle Cerminara, where he serves as Chief Executive Officer, Co-Founder and Partner, and Lewis M. Johnson, where he serves as President, Co-Founder and Partner. Messrs. Cerminara and Johnson are the Chairman and Co-Chairman, respectively, of our Board of Directors.

Director Independence

The Board has determined that five of its members are “independent directors” as defined under the applicable rules of the Nasdaq Stock Market and the Securities and Exchange Commission (the “SEC”). The five independent directors currently serving on the Board are Scott D. Wollney, Dennis A. Wong, Rita Hayes, Marsha G. King, and General E. Gray Payne. In addition, Joshua S. Horowitz, who served on the Board during 2018 until the expiration of his term at our 2018 annual stockholder meeting held on May 31, 2018, was determined to be “independent” under the applicable rules during the period of time he served in 2018. In making its determination of independence, the Board of Directors considered questionnaires completed by each director and all ordinary course transactions between the Company and all entities with which the director is employed. Nasdaq’s listing rules require that the Board of Directors be comprised of a majority of independent directors.

1347 PROPERTY INSURANCE HOLDINGS, INC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The consolidated financial statements for the years ended December 31, 2018 and 2017 have been audited by BDO, our independent registered public accounting firm. Our Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided by BDO. Fees for all services provided by BDO were pre-approved by the Audit Committee. The following table shows the fees that we incurred for professional services rendered by BDO for 2018 and 2017.

	Year ended December 31,
	2018	2017
Audit fees(1)	$209,273	$235,555
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$209,273	$235,555

1.

Includes professional fees billed for the audits of our financial statements, the review of interim condensed financial statements, fees in the amount of $40,000 for the review of our registration statement associated with the underwritten public offering of our 8.00% Cumulative Preferred Stock, Series A, for the year ended December 31, 2017, as well as other professional services that are normally provided by BDO in connection with statutory and regulatory filings or engagements.

1347 PROPERTY INSURANCE HOLDINGS, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	The following documents are filed as part of this report

1.	Financial Statements – the following consolidated financial statements of the Company and the reports of independent audit thereon are filed with this report:

i.	Independent Auditor’s Report

ii.	Consolidated Balance Sheets as of December 31, 2018 and 2017

iii.	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2018 and 2017

iv.	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2018 and 2017

v.	Consolidated Statements of Cash Flows for the Years ended December 31, 2018 and 2017

vi.	Notes to the Consolidated Financial Statements for the Years ended December 31, 2018 and 2017

2.	Exhibits - the exhibits listed below are filed or incorporated by reference as part of this Form 10-K.

Exhibit	Description
2.1***	Equity Purchase Agreement, dated February 25, 2019, by and among FedNat Holding Company, 1347 Property Insurance Holdings, Inc., Maison Managers, Inc., Maison Insurance Company, and ClaimCor, LLC (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2019).
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
3.3	Certificate of Designations of Series A Convertible Preferred Shares of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit A of Exhibit 10.9 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
3.4	Certificate of Designations of Series B Preferred Shares of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2015).
3.5	Certificate of Elimination of Certificate of Designations of Series B Preferred Shares of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 28, 2018).
3.6	Certificate of Designations of Cumulative Preferred Stock, Series A, of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2018).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
4.2	Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2015).
4.3	Certificate of Series B Preferred Shares (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2015).
4.4	Form of Global Certificate of Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4.4 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on February 5, 2018).
10.1	Series A Convertible Preferred Stock Purchase Agreement, dated January 23, 2014, between Fund Management Group LLC and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.9 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
10.2	Trademark License Agreement, dated February 28, 2014, between 1347 Advisors LLC and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.6 of Registrant’s Registration Statement on Form S-1 filed with the Commission on May 20, 2014).
10.3†	1347 Property Insurance Holdings, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2015).
10.4†	1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2018).
10.5	Indemnification Agreement (incorporated by reference to Exhibit 10.6 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
10.6†	Option Agreement, dated February 28, 2014 between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.7 of Registrant’s Registration Statement on Form S-1 filed with the Commission on May 20, 2014).
10.7†	First Amendment to Option Agreement, dated June 19, 2014, between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on June 19, 2014).
10.8†	Second Amendment to Option Agreement, dated March 13, 2015, between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2015).
10.9†	Third Amendment to Option Agreement, dated March 13, 2015, between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2015).

1347 PROPERTY INSURANCE HOLDINGS, INC.

10.10†	Fourth Amendment to Option Agreement, dated December 15, 2015, between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on December 17, 2015).
10.11†	Fifth Amendment to Option Agreement, dated June 14, 2016, between Douglas N. Raucy and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on June 16, 2016).
10.12†	Offer letter to Douglas N. Raucy, dated September 25, 2012 (incorporated by reference to Exhibit 10.10 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
10.13	Registration Rights Agreement, dated February 28, 2014, by and between Kingsway America, Inc. and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.10 of Registrant’s Registration Statement on Form S-1 filed with the Commission on May 20, 2014).
10.14	Performance Share Grant Agreement, dated March 26, 2014, by and between Kingsway America, Inc. and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.12 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on March 27, 2014).
10.15	Termination Agreement, dated July 24, 2018, by and between 1347 Property Insurance Holdings, Inc. and Kingsway America Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2018).
10.16	Agreement to Buyout and Release dated February 24, 2015 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2015).
10.17	Performance Shares Grant Agreement dated February 24, 2015 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2015).
10.18	Termination Agreement, dated as of January 2, 2018, by and among 1347 Advisors LLC and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K filed with the Commission on March 26, 2018).
10.19†	Form of Option Agreement Issued to the Executive Officers under the 1347 Property Insurance Holdings, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K filed with the Commission on March 26, 2015).
10.20†	Form of Option Agreement Issued to the Directors under the 1347 Property Insurance Holdings, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 of Registrant’s Annual Report on Form 10-K filed with the Commission on March 26, 2015).
10.21†	Form of Stock Option Agreement under the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2018).
10.22†	Form of Restricted Stock Unit Agreement Issued to the Executive Officers under the 1347 Property Insurance Holdings, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2015).
10.23†	Form of Restricted Share Agreement under the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2018).
10.24†	Form of Restricted Share Unit Agreement under the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2018).
10.25†	Form of Non-Employee Director Restricted Share Unit Agreement under the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (last updated August 2018) (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2018).
10.26†	Employment Offer Letter, dated May 23, 2017, by and between 1347 Property Insurance Holdings, Inc. and Dan Case (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on May 23, 2017).
10.27†	Form of Executive Restricted Stock Unit Award Agreement under the Share-Matching Program (incorporated by reference to Exhibit 10.1 of Registrant’s Current on Report on Form 8-K filed with the Commission on December 19, 2017).
10.28†	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Share-Matching Program (incorporated by reference to Exhibit 10.2 of Registrant’s Current on Report on Form 8-K filed with the Commission on December 19, 2017).
10.29†	Form of Executive Stock Grant Agreement under the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (last updated August 2018) (incorporated by reference to Exhibit 10.1 of Registrant’s Current on Report on Form 8-K filed with the Commission on August 28, 2018).
10.30†	Form of Executive Restricted Share Unit Agreement for Share-Matching Grants under the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (last updated August 2018) (incorporated by reference to Exhibit 10.2 of Registrant’s Current on Report on Form 8-K filed with the Commission on August 28, 2018).
10.31†	Executive Restricted Stock Unit Agreement Under Share Matching Program, dated June 15, 2018, by and between 1347 Property Insurance Holdings, Inc. and Daniel E. Case (incorporated by reference to Exhibit 10.1 of Registrant’s Current on Report on Form 8-K filed with the Commission on June 19, 2018).
10.32†	Amended and Restated Executive Restricted Stock Unit Agreement under Share-Matching Program, dated August 22, 2018, by and between the Company and Daniel E. Case (incorporated by reference to Exhibit 10.3 of Registrant’s Current on Report on Form 8-K filed with the Commission on August 28, 2018).
10.33†	Stock Purchase Agreement, dated January 8, 2018, by and between 1347 Property Insurance Holdings, Inc. and Daniel E. Case (incorporated by reference to Exhibit 10.23 of Registrant’s Annual Report on Form 10-K filed with the Commission on March 26, 2018).
10.34	Stock Purchase Agreement, dated January 2, 2018, by and among 1347 Advisors LLC, IWS Acquisition Corporation and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.22 of Registrant’s Registration Statement on Form S-1 filed with the Commission on January 8, 2018).
10.35	Commercial Business Loan Agreement for Term Loans and Lines of Credit, executed April 23, 2018, by and among Hancock Bank, as Lender, and 1347 Property Insurance Holdings, Inc. and Maison Managers, Inc., as Borrowers (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2018).
10.36	Promissory Note, executed April 23, 2018, by and among Hancock Bank, as Lender, and 1347 Property Insurance Holdings, Inc. and Maison Managers, Inc., as Borrowers (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2018).
10.37	Subscription Agreement, dated May 30, 2018, by and between Maison Insurance Company and FGI Metrolina Property Income Fund, LP. (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2018.
21.1*	Subsidiaries of 1347 Property Insurance Holdings, Inc.

1347 PROPERTY INSURANCE HOLDINGS, INC.

23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith.

** Furnished herewith.

*** Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules and/or exhibits will be furnished to the Commission upon request.

† Denotes management contracts or compensatory plans or arrangements.

ITEM 16. FORM 10-K SUMMARY

None.

1347 PROPERTY INSURANCE HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date: March 20, 2019	By:	/s/ Douglas N. Raucy
	Name:	Douglas N. Raucy
	Title:	President and Chief Executive Officer
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

/s/ Douglas N. Raucy	President, Chief Executive Officer and Director
Douglas N. Raucy	(Principal Executive Officer)	March 20, 2019

/s/ John S. Hill	Vice President, Secretary, and Chief Financial Officer
John S. Hill	(Principal Financial Officer and Principal Accounting Officer)	March 20, 2019

/s/ D. Kyle Cerminara.
D. Kyle Cerminara	Director, Chairman of the Board	March 20, 2019

/s/ Rita Hayes
Rita Hayes	Director	March 20, 2019

/s/ Lewis M. Johnson
Lewis M. Johnson	Director, Co-Chairman of the Board	March 20, 2019

/s/ Marsha G. King
Marsha G. King	Director	March 20, 2019

/s/ E. Gray Payne
E. Gray Payne	Director	March 20, 2019

/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr.	Director	March 20, 2019

/s/ Scott D. Wollney
Scott D. Wollney	Director	March 20, 2019

/s/ Dennis A. Wong
Dennis A. Wong	Director	March 20, 2019

