Form 10-Q
period 2019-03-31
1347 Property Insurance Holdings, Inc.
filed 2019-05-14
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36366

1347 Property Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1119100
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PIH	The Nasdaq Stock Market LLC
8.00% Cumulative Preferred Stock, Series A, $25.00 par value per share	PIHPP	The Nasdaq Stock Market LLC

The number of shares outstanding of the registrant’s common stock as of May 10, 2019 was 6,012,764.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1347 PROPERTY INSURANCE HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $79,377 and $77,366, respectively)	$79,475	$76,310
Equity investments, at fair value (cost of $46 and $3,130, respectively)	46	3,263
Short-term investments, at cost	7,168	474
Other investments	4,188	3,287
Total investments	90,877	83,334
Cash and cash equivalents	26,292	30,902
Deferred policy acquisition costs, net	8,234	9,111
Premiums receivable, net of allowance for credit losses of $52 and $50, respectively	2,211	7,720
Ceded unearned premiums	6,317	6,525
Reinsurance recoverable on paid losses	1,959	530
Reinsurance recoverable on loss and loss adjustment expense reserves	16,336	5,661
Funds deposited with reinsured companies	239	287
Current income taxes recoverable	1,065	1,119
Deferred tax asset, net	1,033	1,279
Property and equipment, net	286	315
Other assets	1,407	1,140
Total assets	$156,256	$147,923

LIABILITIES
Loss and loss adjustment expense reserves	$27,810	$15,151
Unearned premium reserves	45,867	51,907
Ceded reinsurance premiums payable	9,248	9,495
Agency commissions payable	901	802
Premiums collected in advance	4,036	1,840
Funds held under reinsurance treaties	162	162
Accrued premium taxes and assessments	1,463	3,059
Accounts payable and other accrued expenses	3,301	2,760
Total liabilities	$92,788	$85,176

Commitments and contingencies (Note 18)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 700,000 shares issued and outstanding as of both periods	$17,500	$17,500
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,164,123 shares issued as of both periods and 6,012,764 shares outstanding as of both periods	6	6
Additional paid-in capital	46,392	46,340
Retained earnings	501	639
Accumulated other comprehensive income (loss), net of tax	78	(729)
	64,477	63,756
Less: treasury stock at cost; 151,359 shares for both periods	(1,009)	(1,009)
Total shareholders’ equity	63,468	62,747
Total liabilities and shareholders’ equity	$156,256	$147,923

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2019	2018
Revenue:
Net premiums earned	$15,589	$12,615
Net investment income	1,031	378
Other income	774	547
Total revenue	17,394	13,540

Expenses:
Net losses and loss adjustment expenses	9,279	4,259
Amortization of deferred policy acquisition costs	4,269	3,295
General and administrative expenses	3,701	3,021
Accretion of discount on Series B Preferred Shares	–	33
Loss on repurchase of Series B Preferred Shares and Performance Shares	–	612
Total expenses	17,249	11,220

Income before income tax expense	145	2,320
Income tax expense	47	369
Net income	$98	$1,951

Dividends declared on Series A Preferred Shares	350	–
Income (loss) attributable to common shareholders	$(252)	$1,951

Net earnings (loss) per common share:
Basic	$(0.04)	$0.33
Diluted	$(0.04)	$0.32
Weighted average common shares outstanding:
Basic	6,012,764	5,984,766
Diluted	6,012,764	6,093,096

Consolidated Statements of Comprehensive Income

Net income	$98	$1,951
Unrealized gains (losses) on investments available for sale, net of income taxes	911	(684)
Comprehensive income	$1,009	$1,267

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

($ in thousands, except share amounts)

	Preferred Stock		Common Stock		Treasury Stock				Accumulated Other	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Shareholders’ Equity
Balance, January 1, 2018	–	–	5,984,766	$6	151,359	$(1,009)	$47,064	$910	$(169)	$46,802
Stock compensation expense	–	–	–	–	–	–	44	–	–	44
Issuance of Series A Cumulative Preferred Stock	700,000	17,500	–	–	–	–	(1,007)	–	–	16,493
Repurchase of Performance Shares	–	–	–	–	–	–	(54)	–	–	(54)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	–	–	–	–	–	–	–	33	(33)	–
Net income	–	–	–	–	–	–	–	1,951	–	1,951
Other comprehensive loss	–	–	–	–	–	–	–	–	(684)	(684)
Balance, March 31, 2018 (unaudited)	700,000	$17,500	5,984,766	$6	151,359	$(1,009)	$46,047	$2,894	$(886)	$64,552

Balance, January 1, 2019	700,000	$17,500	6,012,764	$6	151,359	$(1,009)	$46,340	$639	$(729)	$62,747
Cumulative effect of adoption of Topic 842	–	–	–	–	–	–	–	10	–	10
Cumulative effect of adoption of ASU 2016-01	–	–	–	–	–	–	–	104	(104)	–
Stock compensation expense	–	–	–	–	–	–	52	–	–	52
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	–	(350)
Net income	–	–	–	–	–	–	–	98	–	98
Other comprehensive loss	–	–	–	–	–	–	–	–	911	911
Balance, March 31, 2019 (unaudited)	700,000	$17,500	6,012,766	$6	151,359	$(1,009)	$46,392	$501	$78	$63,468

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Three months ended March 31,
	2019	2018
Cash provided by (used in):
Operating activities:
Net income	$98	$1,951
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on Series B Preferred Stock	–	33
Repurchase of Series B Preferred Shares	–	612
Net deferred income taxes	3	(146)
Realized gains on sale of investments	(27)	–
Stock compensation expense	52	44
Depreciation expense	33	24
Changes in operating assets and liabilities:
Deferred policy acquisition costs, net	877	19
Premiums receivable, net	5,509	8,751
Ceded unearned premiums	208	46
Reinsurance recoverable on paid losses and loss reserves	(12,104)	353
Amounts held on deposit with reinsured companies	48	1,079
Current income taxes recoverable	54	513
Loss and loss adjustment expense reserves	12,659	(2,034)
Premiums collected in advance	2,196	1,668
Unearned premium reserves	(6,040)	(2,126)
Ceded reinsurance premiums payable	(247)	450
Other, net	(1,595)	(378)
Net cash provided by operating activities	1,724	10,859

Investing activities:
Net purchases of furniture and equipment	(3)	(66)
Purchases of fixed income securities	(5,459)	(12,690)
Proceeds from the sale of fixed income securities	3,443	846
Purchase of equity investments	–	(100)
Proceeds from the sale of equity securities	3,226	468
Purchases of other investments	(500)	(82)
Net sales (purchases) of short-term investments	(6,681)	256
Net cash used by investing activities	(5,974)	(11,368)

Financing activities:
Net proceeds from the issuance of Series A Preferred Stock	–	16,493
Repurchase of Series B Preferred Shares and Performance Shares	–	(3,300)
Payment of dividends on Series A Preferred Stock	(350)	(240)
Payments under financing lease obligations	(10)	(32)
Net cash provided (used) by financing activities	(360)	12,921

Net increase (decrease) in cash and cash equivalents	(4,610)	12,412
Cash and cash equivalents at beginning of period	30,902	23,575
Cash and cash equivalents at end of period	$26,292	$35,987

Supplemental disclosure of cash flow information:
Non-cash financing activities:
Obligation for the acquisition of vehicles under financing leases	$–	$184

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Amounts are presented in thousands, except share and per share data and as otherwise specified

1. Nature of Business

1347 Property Insurance Holdings, Inc. (“PIH”, the “Company”, “we”, or “us”) is an insurance holding company specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to the offering, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. As of March 31, 2019, KFSI and its affiliates no longer held any of our outstanding shares of common stock, but did hold warrants that, if exercised, would cause KFSI and its affiliates to hold an approximate 20% ownership interest in our common stock. In addition, as of March 31, 2019, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 45% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

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

Maison has participated in multiple take-outs from both FL Citizens, and Louisiana Citizens Property Insurance Corporation, or “LA Citizens, as well as the inaugural depopulation of policies from the Texas Windstorm Insurance Association, or “TWIA”, which occurred on December 1, 2016. Under these programs, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by FL Citizens, LA Citizens and TWIA. The majority of policies that we have obtained through LA Citizens as well as all of the policies we have obtained through FL Citizens and TWIA cover losses arising only from wind and hail. Prior to our take-out, these policyholders may not have been able to obtain such coverage from any other marketplace.

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

MMI serves as our management services subsidiary, known as a managing general agency, and provides underwriting, policy administration, claims administration, marketing, accounting and other management services to Maison. MMI contracts primarily with independent agencies for policy sales and services, and also contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by, and subject to, the regulatory oversight of the Louisiana Department of Insurance (“LDI”), the Texas Department of Insurance (“TDI”) and the Florida Office of Insurance Regulation (“FOIR”). MMI earns commissions on a portion of the premiums Maison writes, as well as a policy fee on each direct policy Maison issues, which ranges from $25-$75.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

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

2. Equity Purchase Agreement with FedNat Holding Company

On February 25, 2019, the Company, together with Maison, MMI and ClaimCor, entered into an Equity Purchase Agreement with FedNat Holding Company (“FedNat”), a Florida corporation, providing for the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor to FedNat, on the terms and subject to the conditions set forth in the agreement. As consideration for the sale of Maison, MMI and ClaimCor, FedNat has agreed to pay the Company $51,000, consisting of $25,500 in cash and $25,500 in FedNat common stock to be issued to the Company. In addition, upon closing of the transaction, up to $18,000 of outstanding surplus note obligations payable by Maison to the Company, plus all accrued but unpaid interest, will be repaid to the Company.

The Company and FedNat anticipate closing the sale on or before June 30, 2019, subject to the timely receipt of regulatory approvals and the satisfaction or waiver of the closing conditions, including approval of the agreement and the transactions contemplated therein by the stockholders of the Company.

As of March 31, 2019, the Company concluded that the planned sale of Maison, MMI and ClaimCor did not meet the criteria for assets held for sale as set forth in ASC 205-20 – Discontinued Operations, as under Delaware law, the approval of the Company’s stockholders is required prior to closing of the transaction. The Company has classified the operations of Maison, MMI and ClaimCor as continuing operations for all periods presented in this report.

3. Significant Accounting Policies

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

Investments:

Investments in fixed income and equity securities are classified as available-for-sale and reported at estimated fair value. Unrealized gains and losses on fixed income securities are included in accumulated other comprehensive income (loss), net of tax, until sold or an other-than-temporary impairment is recognized, at which point the cumulative unrealized gains or losses are transferred to the consolidated statement of income. Effective January 1, 2019, we adopted Accounting Standards Update No. 2016-01, Financial Instruments–Overall, requiring us to recognize unrealized gains and losses on our available-for-sale equity securities through income. See Note 3 – Recently Adopted and Issued Accounting Standards for additional information.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Other investments include investments in a limited partnership and a limited liability company in which the Company’s interests are deemed minor and therefore, are accounted for under the cost method of accounting which approximates the fair value of these investments. Also included in other investments, is an investment where the Company is a limited partner in a limited partnership, which we have determined to be a variable interest entity (VIE), in which the Company is not the primary beneficiary. The Company does not have a controlling financial interest in the limited partnership, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 47%. Accordingly, the Company has accounted for this investment under the equity method of accounting. See Note 13 – Related Party Transactions for additional information on the Company’s investment in the VIE.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

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

Rent expense for the Company’s office leases is recognized on a straight-line basis over the term of the lease. Rent expense was $122 and $86 for the three months ended March 31, 2019 and 2018, respectively.

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

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with two major U.S. domestic banking institutions and two regional banks headquartered in the Eastern U.S. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At March 31, 2019, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

The Company has not experienced significant losses related to premiums receivable from its policyholders and management believes that amounts provided as an allowance for credit losses is adequate.

The Company has not experienced any losses on amounts due from reinsurers. In order to limit the credit risk associated with amounts potentially due from reinsurers, the Company uses several different reinsurers, most of which have an A.M. Best Rating of A- (Excellent) or better. Absent such rating, the Company requires its reinsurers to place collateral on deposit with an independent institution under a trust agreement for the Company’s benefit.

The Company also has risk associated with the lack of geographic diversification due to the fact that Maison exclusively underwrites policies in Louisiana, Texas and Florida. Maison insures personal property located in 63 of the 64 parishes in Louisiana, 210 of the 254 counties which comprise the State of Texas, and 31 of the 67 counties which comprise the State of Florida. As of March 31, 2019, these policies are concentrated within Saint Tammany Parish, LA (5.9%), Tarrant County, TX (5.8%), Collin County, TX (5.7%), and Jefferson Parish, LA (5.6%); all of which are expressed as a percentage of our total direct and assumed policies in all states. No other parish in Louisiana, nor county in Texas or Florida, individually has over 5.0% of our total direct and assumed policies as of March 31, 2019.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures. See Note 11 – Options, Warrants and Restricted Stock Units for further disclosure.

Fair Value of Financial Instruments:

The carrying values of certain financial instruments, including cash, short-term investments, premiums receivable, accounts payable, and other accrued expenses approximate fair value due to their short-term nature. The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 15 – Fair Value of Financial Instruments for further information on the fair value of the Company’s financial instruments.

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

4. Accounting Standards Recently Adopted and Pending Adoption

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

ASU 2018-02: Income Statement – Reporting Comprehensive Income:

In February 2018, the FASB issued ASU 2018-02: Income Statement – Reporting Comprehensive Income. ASU 2018-02 was issued to address financial reporting issues that arose as a result of the passage of the Tax Cuts and Jobs Act, enacted into law by the United States federal government on December 22, 2017. Prior to the issuance of ASU 2018-02, GAAP required that deferred tax assets and liabilities be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that includes the enactment date. This guidance was applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income. Under ASU 2018-02, a reclassification from accumulated other comprehensive income to retained earnings is allowed for stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because ASU 2018-02 only relates to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The Company adopted the amendments in this update on January 1, 2018 and determined that ASU 2018-02 applied to the deferred taxes related to unrealized losses on its investment portfolio, which had been previously recognized in other comprehensive income. This resulted in the reclassification of $33 from accumulated other comprehensive income to retained earnings, representing the stranded tax effect on these losses.

ASU 2016-01: Financial Instruments-Overall:

In January 2016, the FASB issued ASU 2016-01: Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. Most significantly, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income. The Company adopted ASU 2016-01 effective January 1, 2019, resulting in a cumulative-effect adjustment to retained earnings in the amount of $104, representing the after-tax unrealized holding gains in accumulated other comprehensive income as of December 31, 2018, related to the Company’s available-for-sale equity securities. Subsequent changes in the estimated fair value of the Company’s equity securities have now been recognized in the Company’s consolidated statement of income rather than in comprehensive income.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

ASU 2016-02: Leases:

In February 2016, the FASB issued ASU 2016-02: Leases. ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under the previous guidance for lessees, leases were only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, were met. This update requires the recognition of a right-of-use asset and a corresponding lease liability, discounted to present value, for all leases that extend beyond 12 months. The Company adopted this guidance effective January 1, 2019, using the modified retrospective method, under which we elected the package of practical expedients and transition provisions allowing us to bring our existing operating leases onto the Company’s consolidated balance sheet without adjusting comparative periods. We have operating leases for our facilities, which resulted in a cumulative-effect adjustment to retained earnings in the amount of $10, as well as the recognition of both a right-of-use asset and lease liability in the amount of $314. Right-of-use assets are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

The Company’s right-of-use assets and lease liabilities have been reflected in the Company’s consolidated balance sheet in “Other assets” and “Accounts payable and other accrued expenses”, respectively.

Accounting Standards Pending Adoption

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

5. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on the Company’s investments in fixed income and equity securities at March 31, 2019 and December 31, 2018 is as follows.

As of March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government	$8,693	$37	$(32)	$8,698
State municipalities and political subdivisions	6,382	18	(40)	6,360
Asset-backed securities and collateralized mortgage obligations	34,396	273	(239)	34,430
Corporate	29,906	231	(150)	29,987
Total fixed income securities	79,377	559	(461)	79,475
Equity securities:
Common stock	46	–	–	46
Total equity securities	46	–	–	46
Total fixed income and equity securities	$79,423	$559	$(461)	$79,521

As of December 31, 2018
Fixed income securities:
U.S. government	$8,458	$22	$(58)	$8,422
State municipalities and political subdivisions	6,508	3	(83)	6,428
Asset-backed securities and collateralized mortgage obligations	33,153	72	(433)	32,792
Corporate	29,247	25	(604)	28,668
Total fixed income securities	77,366	122	(1,178)	76,310
Equity securities:
Common stock	2,939	141	(3)	3,077
Warrants to purchase common stock	129	17	(23)	123
Rights to purchase common stock	62	5	(4)	63
Total equity securities	3,130	163	(30)	3,263
Total fixed income and equity securities	$80,496	$285	$(1,208)	$79,573

The table below summarizes the Company’s fixed income securities at March 31, 2019 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value
One year or less	$3,932	$3,917
More than one to five years	37,876	37,833
More than five to ten years	12,374	12,466
More than ten years	25,195	25,259
Total	$79,377	$79,475

The following table highlights, by loss position and security type, those fixed income and equity securities in unrealized loss positions as of March 31, 2019 and December 31, 2018. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions. There were 217 and 336 fixed income investments that were in unrealized loss positions as of March 31, 2019 and December 31, 2018, respectively. The Company held 0 and 21 equity securities in unrealized loss positions at March 31, 2019 and December 31, 2018, respectively.

	Less than 12 Months		Greater than 12 Months		Total
As of March 31, 2019	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
U.S. government	$–	$–	$2,313	$(32)	$2,313	$(32)
State municipalities and political subdivisions	–	–	4,420	(40)	4,420	(40)
Asset-backed securities and collateralized mortgage obligations	2,666	(15)	14,065	(224)	16,731	(239)
Corporate	1,462	(12)	14,485	(138)	15,947	(150)
Total fixed income securities	$4,128	$(27)	$35,283	$(434)	$39,411	$(461)

As of December 31, 2018
Fixed income securities:
U.S. government	$4,552	$(10)	$2,300	$(48)	$6,852	$(58)
State municipalities and political subdivisions	1,145	(5)	4,681	(78)	5,826	(83)
Asset-backed securities and collateralized mortgage obligations	8,682	(48)	14,864	(385)	23,546	(433)
Corporate	11,087	(204)	13,917	(400)	25,004	(604)
Total fixed income securities	25,466	(267)	35,762	(911)	61,228	(1,178)
Equity securities:
Common stock	149	(3)	-	-	149	(3)
Warrants to purchase common stock	84	(23)	-	-	84	(23)
Rights to purchase common stock	25	(4)	-	-	25	(4)
Total equity securities	258	(30)	-		258	(30)
Total fixed income and equity securities	$25,724	$(297)	$35,762	$(911)	$61,486	$(1,208)

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Under the terms of the certificate of authority granted to Maison by the TDI, Maison is required to pledge assets totaling approximately $2,000 with the State of Texas. These assets consist of cash and various fixed income securities listed in the preceding tables which have an amortized cost basis of $2,000 and estimated fair value of $1,989 as of March 31, 2019.

The Company’s other investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has a total potential commitment of $935 related to these investments, of which the two entities have drawn down approximately $776 through March 31, 2019. The limited liability company is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016 is wholly owned by KFSI. The Company has accounted for these two investments under the cost method, as the investments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the investments or the underlying privately-owned companies.

Additionally, on June 18, 2018 the Company invested $2,219 in FGI Metrolina Property Income Fund, LP (the “Fund”), which invests in real estate through a real estate investment trust which is wholly owned by the Fund. The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Company, a limited partner of the Fund, does not have a controlling financial interest in the Fund, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 47%. Accordingly, the Company has accounted for this investment under the equity method of accounting. The Company has committed to a total potential investment of up to $4,000 in the Fund. As of March 31, 2019, the total amount invested in the Fund was $2,719, while the carrying amount on the Company’s balance sheet was $3,112.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

As a result of the analysis performed by the Company, we recorded a write-down for an other-than-temporary impairment on a single equity investment resulting in a charge of $215 against net investment income in December, 2018. We recorded this write-down as a result of our analysis of the investment’s operating losses for 2018, which showed a considerable decline when compared to its results for 2017. For the Company’s remaining investments with estimated fair values less than their carrying amounts, the Company believes that these unrealized losses are primarily due to temporary market and sector-related factors rather than to issuer-specific factors. The Company does not intend to sell these investments in the short term, and it is not likely that it will be required to sell these investments before the recovery of their amortized cost. There were no write-downs for other-than-temporary impairment on our investments for the quarters ended March 31, 2019 and 2018.

The Company does not have any exposure to subprime mortgage-backed investments.

Net investment income for the quarters ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Investment income:
Interest on fixed income securities	$571	$335
Interest on cash and cash equivalents	66	29
Gain on investment under equity method accounting	401	–
Realized gains upon sale of securities	27	36
Gross investment income	1,065	400
Investment expenses	(34)	(22)
Net investment income	$1,031	$378

6. Reinsurance

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

For the period beginning on June 1, 2018 and ending on December 30, 2018, the Company’s excess of loss treaty covered losses of up to $252,000 in excess of a retention of $10,000 per occurrence. Effective December 31, 2018, the Company procured an additional layer of single-limit coverage of $5,000 in excess of a retention of $5,000. Thus, for the period beginning December 31, 2018 and ending on May 31, 2019, the Company’s excess of loss treaty covers losses of up to $257,000 in excess of a retention of $5,000 per occurrence. We have also purchased reinstatement premium protection contracts to indemnify us against the potential cost of reinstatement premiums. Our coverage also reduces our retention in multiple event scenarios through the purchase of three subsequent event contracts. The first subsequent event contract has an occurrence limit of $6,000, an occurrence retention of $4,000, and is subject to an otherwise recoverable amount of $6,000. The second subsequent event contract has an occurrence limit of $3,000, an occurrence retention of $1,000, and is subject to an otherwise recoverable amount of $6,000. Both of these subsequent event contracts include one prepaid reinstatement. The third subsequent event contract provides $10,000 of additional reinstatement limit for the first layer of the catastrophe program and attaches after the first reinstatement has been completely exhausted. Furthermore, for the Florida Hurricane Catastrophe Fund Reimbursement Contracts effective June 1, 2018, the Company has elected 45% coverage on its Florida exposures.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

The Company estimates that the total cost of its excess of loss reinsurance program, inclusive of brokerage fees, will be approximately $34,200 for the 2018-2019 treaty-year. Comparatively, the total cost for the Company’s 2017-2018 treaty-year reinsurance program, which expired on May 31, 2018 was approximately $24,800.

Maison has also assumed premium via the depopulation of policies from FL Citizens on both December 19, 2017 and December 18, 2018. The policies assumed from FL Citizens are primarily along the coast of Florida and cover the perils of wind and hail only.

The impact of reinsurance treaties on the Company’s financial statements is as follows:

	Three months ended March 31,
	2019	2018
Premium written:
Direct	$18,698	$16,788
Assumed*	(119)	(168)
Ceded	(8,822)	(6,085)
Net premium written	$9,757	$10,535

Premium earned:
Direct	$22,733	$16,544
Assumed	1,886	2,202
Ceded	(9,030)	(6,131)
Net premium earned	$15,589	$12,615

Losses and LAE incurred:
Direct	$21,367	$5,514
Assumed	16	(301)
Ceded	(12,104)	954
Net losses and LAE incurred	$9,279	$4,259

7. Deferred Policy Acquisition Costs

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

DPAC as well as the related amortization expense associated with DPAC for the three months ended March 31, 2019 and 2018, is as follows:

	Three months ended March 31,
	2019	2018

Balance, January 1, net	$9,111	$6,785
Additions	3,392	3,276
Amortization	(4,269)	(3,295)
Balance, March 31, net	$8,234	$6,766

8. Loss and Loss Adjustment Expense Reserves

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

The Company’s evaluation of the adequacy of loss and LAE reserves includes a re-estimation of the liability for loss and LAE reserves relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision, net of amounts recoverable from reinsurers, for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,
	2019	2018

Balance, January 1, gross of reinsurance	$15,151	$13,488
Less reinsurance recoverable on loss and LAE expense reserves	(5,661)	(8,971)
Balance, beginning of period, net of reinsurance	9,490	4,517
Incurred related to:
Current year	9,392	4,825
Prior years	(113)	(566)
Paid related to:
Current year	(3,558)	(2,432)
Prior years	(3,737)	(1,026)
Balance, March 31, net of reinsurance	11,474	5,318
Plus reinsurance recoverable related to loss and LAE expense reserves	16,336	6,136
Balance, March 31, gross of reinsurance	$27,810	$11,454

9. Income Taxes

Actual income tax expense for the three months ended March 31, 2019 and 2018 varies from the amount that would result by applying the applicable statutory federal income tax rate to income before income taxes as summarized in the following table:

	As of March 31,
	2019	2018
Income tax expense at statutory income tax rate of 21%	$30	$487
State income tax (net of federal tax benefit)	(23)	(123)
Share-based compensation	36	–
Other	4	5
Income tax expense	$47	$369

The Company carries a net deferred income tax asset of $1,033 and $1,279 at March 31, 2019 and December 31, 2018, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income. Significant components of the Company’s net deferred tax assets are as follows:

	March 31, 2019	December 31, 2018
Deferred income tax assets:
Loss and loss adjustment expense reserves	$106	$87
Unearned premium reserves	1,831	1,983
Investments	–	216
Share-based compensation	231	257
Deferred fee income	330	357
State deferred taxes	304	247
Other	76	81
Deferred income tax assets	$2,878	$3,228

Deferred income tax liabilities:
Deferred policy acquisition costs	$1,729	$1,913
Investments	83	–
Other	33	36
Deferred income tax liabilities	$1,845	$1,949

Net deferred income tax assets	$1,033	$1,279

As of March 31, 2019, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

10. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
	2019	2018
Basic:
Net income (in thousands)	$98	$1,951
Less: dividends declared on Series A Preferred Shares	(350)	–
Income (loss) attributable to common shareholders	(252)	1,951
Weighted average common shares outstanding	6,012,764	5,984,766
Earnings (loss) per common share	$(0.04)	$0.33

Diluted:
Income (loss) attributable to common shareholders	$(252)	$1,951
Weighted average common shares outstanding	6,012,764	5,984,766
Dilutive RSUs outstanding	–	108,330
Diluted weighted average common shares outstanding	6,012,764	6,093,096
Diluted earnings (loss) per common share	$(0.04)	$0.32

The following potentially dilutive securities outstanding as of March 31, 2019 and 2018 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of March 31,
	2019	2018
Options to purchase common stock	177,456	177,456
Warrants to purchase common stock	1,906,875	1,906,875
Restricted stock units	146,591	20,500
Performance shares(1)	–	375,000
	2,230,922	2,479,831

(1) On July 24, 2018, the Company entered into a Termination Agreement whereby the remaining performance shares owned by KFSI and its affiliates were cancelled in exchange for a payment from the Company (see Note 13-Related Party Transactions for further information).

11. Options, Warrants, and Restricted Stock Units

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

On May 31, 2018, our shareholders approved the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The purpose of the 2018 Plan is to attract and retain directors, consultants, and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2018 Plan is administered by the Compensation and Management Resources Committee of the Board, and has a term of ten years. The 2018 Plan allows for the issuance of both incentive stock options and non-qualified stock options, stock appreciation rights, RSUs, and other stock-based, as well as cash-based awards, and provides for a maximum of 300,000 shares available for issuance.

Stock Options Issued under the 2014 Plan

For the quarter ended March 31, 2019, a total of 163,301 of the Company’s stock options expired unexercised. The stock options had an exercise price of $8.00 per share. There were no grants or exercises of the Company’s stock options for the quarter ended March 31, 2019. A summary of the Company’s employee stock options outstanding as of March 31, 2019 is as follows. All employee stock options listed were issued pursuant to the 2014 Plan.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Stock Options Outstanding as of March 31, 2019
Date of Grant	Exercise Price ($)	Expiration Date	Remaining Contractual Life (Years)	Number Outstanding	Number Exercisable
04/04/2014	8.69	04/04/2019	0.01	14,155	14,155

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

On May 31, 2017, the Compensation Committee of the Company’s Board of Directors approved a share matching arrangement resulting in the issuance of 108,330 RSUs to the Company’s officers and directors under the 2014 Plan. The RSUs were issued on December 15, 2017, and entitle each grantee to one share of the Company’s common stock upon the vesting date of the RSU, which will vest 20% per year over a period of five years following the date granted, subject to each officer’s continued employment with the Company, or each director’s continued service on the Board. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. The Board of Directors may, in its discretion, accelerate vesting in the event of early retirement. Similarly, should a director make himself available and consent to be nominated by the Company for continued service but is not nominated by the Board for election by the shareholders, other than for good reason as determined by the Board in its discretion, then such director’s RSU grant will vest in full as of his last date of service as a director with the Company. Accordingly, since Mr. Horowitz’s term as a director did not continue following the Company’s annual meeting of stockholders held on May 31, 2018, Mr. Horowitz’ 6,666 RSUs shares vested in full on May 31, 2018. Directors are required to maintain ownership of the shares purchased through the full five-year vesting period, except as set forth above.

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

Also on August 22, 2018, the Company modified its compensation program for all non-employee directors of the Company, effective September 1, 2018. The modified compensation program allows for an annual grant of RSUs with a value of $40, vesting in five equal annual installments, beginning with the first anniversary of the grant date. Accordingly, on August 22, 2018, the Board issued 5,714 RSUs to each of the Company’s six non-employee directors with a value of $40. Furthermore, on January 11, 2019, the Company’s board of directors appointed two new directors to the Board, Ambassador Rita Hayes and Dr. Marsha G. King, resulting in the issuance of 5,397 RSUs to each of the directors, representing their pro-rata share of the RSU grant issued to each of the Company’s directors on an annual basis. The following table summarizes RSU activity for the quarter ended March 31, 2019.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2018	128,830	$6.27
Granted	171,338	7.48
Vested	(26,998)	7.20
Forfeited	(136,054)	7.60
Non-vested units, December 31, 2018	137,116	$6.27
Granted	10,794	4.94
Vested	–	–
Forfeited	–	–
Non-vested units, March 31, 2019	147,910	$6.18

Total stock based compensation expense for the quarters ended March 31, 2019 and 2018 was $52 and $44, respectively. As of March 31, 2019, total unrecognized stock compensation expense of $810 remains, which will be recognized through December 31, 2023.

Warrants

For the quarter ended March 31, 2019, a total of 406,875 warrants expired having a weighted average exercise price of $9.69. Warrants were neither granted nor exercised during the quarter. As of March 31, 2019, the Company has 1,500,000 warrants outstanding with an exercise price of $15.00 which expire on February 24, 2022.

12. Shareholders’ Equity

Grant of Bonus Shares to Chief Financial Officer

On August 22, 2018, the Company’s Board of Directors granted 1,000 shares of the Company’s common stock to the Company’s Vice President and Chief Financial Officer, John S. Hill, as previously discussed in Note 11 – Options, Warrants and Restricted Stock Units.

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 shares of the Preferred Stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share. Also, on March 26, 2018, we issued an additional 60,000 shares of Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018 when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Preferred Stock was on June 1, 2018. For the quarters ended March 31, 2019 and 2018, the Company declared dividends of $350 and $0, respectively, on the Preferred Stock. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Preferred Stock per year. The Company’s Board of Directors declared the second quarter 2019 dividend on the shares of Series A Preferred Stock on May 14, 2019.

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

Trading of the shares commenced on March 22, 2018 on the Nasdaq Stock Market under the symbol “PIHPP”. Net proceeds received by the Company were approximately $16,500. The Company used $1,500 of the net proceeds to repurchase 60,000 shares of its Series B Preferred Stock from IWS Acquisition Corporation, as discussed under Note 13 – Related Party Transactions, with the remainder of the proceeds to be used to support organic growth, including spending for business development, sales and marketing and working capital, and for future potential acquisition opportunities.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Pursuant to the Stock Purchase Agreement, the Company also agreed to repurchase the remaining 60,000 Series B Preferred Shares from IWS Acquisition Corporation for an aggregate purchase price of $1,500, upon the completion of a capital raise resulting in the Company receiving net proceeds in excess of $5,000. On February 28, 2018, the Company purchased the remaining 60,000 Series B Preferred Shares from IWS Acquisition Corporation for $1,500 with the proceeds from the offering of the Company’s 8.00% Cumulative Preferred Stock, Series A (the “Preferred Stock”) offering (discussed under Note 12 – Shareholders’ Equity).

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

Investment in Limited Liability Company and Limited Partnership

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $341 as of March 31, 2019. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016.

As of March 31, 2019, the Company has invested $2,719 as a limited partner in Metrolina Property Income Fund, LP (the “Fund”). The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Fund’s investment program is managed by FGI Funds Management LLC, an affiliate of FGI, which, with its affiliates, is the largest stockholder of the Company. The Company’s investment represents an approximate 47% ownership stake in the Fund.

Upon analysis of the Fund’s capital structure, related contractual relationships and terms, nature of the Fund’s operations and purpose, as well as our involvement with the entity, we have determined that the Fund represents a variable interest entity (VIE) investment of the Company. Applicable guidance requires us to consolidate those VIEs where we are determined to be the primary beneficiary. The primary beneficiary is the entity that has both 1) the power to direct the activities of the VIE which most significantly affect the VIE’s economic performance; and 2) the obligation to absorb losses or the right to receive the benefits that could be potentially significant to the VIE. The Company’s investment in the Fund is that of a limited partner with an approximate 47% ownership interest. As limited partners in the Fund do not have the authority to direct the operations of the Fund, we have determined we are not the primary beneficiary of the VIE, and, accordingly, have accounted for this investment under the equity method of accounting.

As of March 31, 2019 and 2018, the total assets of the Fund were $5,573 and $0, respectively. Our maximum exposure to loss associated with our investment in the Fund was $2,719 and $0 as of March 31, 2019 and 2018, respectively. The Company’s maximum exposure to loss associated with the Fund is limited to our investment however the Company has committed to invest up to $4,000 in the Fund. Our investment is reflected on our balance sheet under the heading “Other investments”. Although it is not the Company’s intent, should the Company’s ownership percentage in the Fund exceed 50% of the total ownership interest in the Fund, we would be required to consolidate the Fund’s financial statements with our results in future periods as we would be deemed to have a controlling interest in the Fund.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

14. Accumulated Other Comprehensive Income (Loss)

The table below details the change in the balance of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2019 and 2018.

	Three months March 31,
	2019	2018
Unrealized gains (losses) on available-for-sale securities:
Balance, January 1	$(729)	$(169)
Other comprehensive income (loss) before reclassifications	1,105	(861)
Amounts reclassified from accumulated other comprehensive income (loss)	21	29
Income taxes	(215)	148
Net current-period other comprehensive income (loss)	911	(684)
Reclassifications due to adoption of new accounting standards	(104)	(33)
Balance, March 31	$78	$(886)

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

The FASB has issued guidance that defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.

●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly, for substantially the full-term of the financial instrument.

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the measurement of fair value.

Financial instruments measured at fair value as of March 31, 2019 and December 31, 2018 in accordance with this guidance are as follows.

March 31, 2019	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. government	$–	$8,698	$–	$8,698
State municipalities and political subdivisions	–	6,360	–	6,360
Asset-backed securities and collateralized mortgage obligations	–	34,430	–	34,430
Corporate	–	29,987	–	29,987
Total fixed income securities	$–	$79,475	$–	$79,475

Equity securities:
Common stock	46	–	–	46
Total equity securities	$46	$–	$–	$46

Total fixed income and equity securities	$46	$79,475	$–	$79,521

December 31, 2018
Fixed income securities:
U.S. government	$–	$8,422	$–	$8,422
State municipalities and political subdivisions	–	6,428	–	6,428
Asset-backed securities and collateralized mortgage obligations	–	32,792	–	32,792
Corporate	–	28,668	–	28,668
Total fixed income securities	$–	$76,310	$–	$76,310

Equity securities:
Common stock	3,077	–	–	3,077
Warrants to purchase common stock	123	–	–	123
Rights to purchase common stock	63	–	–	63
Total equity securities	$3,263	$–	$–	$3,263

Total fixed income and equity securities	$3,263	$76,310	$–	$79,573

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

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

Statutory Surplus and Capital Requirements

In order to retain its certificate of authority in Louisiana and Florida, Maison is required to maintain a minimum capital surplus of $5,000 and $35,000, respectively. As of March 31, 2019, Maison’s capital surplus was $46,441.

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

States routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of March 31, 2019, Maison held certificates of deposit with an estimated fair value of approximately $100 and $300 as a deposit with the LDI and FOIR, respectively. Maison also held cash and investment securities with an estimated fair value of approximately $1,989 as a deposit with the TDI.

Surplus Notes

PIH, as the parent company of Maison, is subject to the insurance holding company laws of the State of Louisiana, which, among other things, regulate the terms of surplus notes issued by insurers to their parent company. As of March 31, 2019, Maison’s capital includes seven surplus notes issued to PIH in the aggregate amount of $18,000, all of which were approved by the LDI prior to their issuance. Interest payments on the notes are due annually, and are also subject to prior approval by the LDI. The Company’s surplus notes, as of March 31, 2019, are as follows.

Date of Issuance	Maturity Date	Interest Rate	Principal Amount
December 21, 2015	December 21, 2019	10.0%	$850
September 29, 2016	September 29, 2020	10.0%	3,450
September 28, 2017	September 28, 2019	10.0%	2,950
December 28, 2017	December 28, 2019	10.0%	2,300
November 14, 2018	November 14, 2020	10.0%	5,250
December 27, 2018	December 27, 2020	9.25%	3,200
			$18,000

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

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

17. Commercial Line of Credit Facility

On April 23, 2018, the Company and MMI (collectively, the “Borrowers”) executed a Commercial Business Loan Agreement and related Promissory Note (collectively, the “Loan Agreement”) with Hancock Bank, a trade name for Whitney Bank (the “Lender”). The Loan Agreement provided for a revolving line of credit of $5,000. The line of credit expired on April 19, 2019. The Borrowers did not draw down funds under the Loan Agreement during the period it was outstanding.

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

Operating Lease Commitments:

We have entered into leases for the use of office space in Baton Rouge, LA, Dallas, TX, and Tampa, FL. Pursuant to our adoption of FASB Topic 842 – Leases, effective January 1, 2019, we have recorded a right-of-use asset and corresponding lease liability in the amount of $314 on the date of adoption, pertaining to our Baton Rouge and Dallas leases. We did not recognize a right-of-use asset or related lease liability for our facility lease in Tampa as the lease term on the date of adoption was less than twelve months, expiring in October, 2019. Such lease payments have been recorded in the Company’s Statement of Income, in the period in which the obligation for those payments was incurred. Future minimum lease payments on our Tampa facility as of March 31, 2019 were $175, all of which will be incurred in 2019.

As of March 31, 2019, the balance of both the right-of-use assets and lease liabilities was $279, and are reflected on the Company’s Balance Sheet under the headings “Other assets” and “Accrued expenses and other liabilities”, respectively. The weighted-average remaining lease term for our operating leases (excluding the short term Tampa lease) is 1.9 years, while the weighted-average discount rate used in the determination of our lease liabilities was 5.5%.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Future minimum lease payments as of March 31, 2019 were as follows:

Year ending March 31,
2020	$153
2021	136
2022	6
Total undiscounted lease payments	$295

Less: imputed interest	(16)
Total discounted lease payments (lease liability at March 31, 2019)	$279

Financing Lease Commitments:

In March 2018, we entered into an agreement to lease vehicles for the use of our sales representatives in Louisiana, Texas and Florida, which have been recorded as financing leases having a carrying value of approximately $108 as of March 31, 2019. Future minimum lease payments, together with the present value of the net minimum lease payments as of March 31, 2019, are presented in the following table.

Year ending March 31,
2020	$57
2021	67
Total minimum lease payments	124
Less: amount representing estimated executory costs included in total minimum lease payments	–
Net minimum lease payments	124
Less: amount representing interest	(16)
Present value of minimum lease payments	$108

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report for the year ended December 31, 2018 on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 20, 2019.

Unless context denotes otherwise, the terms “Company,” “we,” “us,” and “our,” refer to 1347 Property Insurance Holdings, Inc., and its subsidiaries. Except where noted otherwise, all dollar amounts have been reported in thousands.

Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, (ii) delayed application of newly adopted or revised accounting standards, (iii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iv) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering (December 31, 2019), (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We expect to lose our emerging growth company status as of December 31, 2109.

Cautionary Note about Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “can,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “evaluate,” “forecast,” “goal,” “guidance,” “indicate,” “intend,” “likely,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probable,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “view,” “will,” “would,” “will be,” “will continue,” “will likely result” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these to be reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Management cautions that the forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Factors that might cause such a difference include, without limitation: our limited operating history as a publicly traded company and status as an emerging growth company; our ability to obtain market share; our ability to access capital; changes in economic, business and industry conditions; legal, regulatory and tax developments; our ability to comply with regulations imposed by the states of Louisiana, Texas and Florida and the other states where we may do business in the future; the ability of our insurance subsidiary, Maison Insurance Company to meet minimum capital and surplus requirements; our ability to participate in take-out programs; our ability to expand our business to other states; the level of demand for our coverage and the incidence of catastrophic events related to our coverage; our ability to compete with other insurance companies; inadequate loss and loss adjustment expense reserves; effects of emerging claim and coverage issues; the failure of third party adjusters to properly evaluate claims or the failure of our claims handling administrator to pay claims fairly; investment losses; climate change and increasing occurrences of weather-related events; increased litigation in the insurance industry; non-availability of reinsurance; our ability to recover amounts due from reinsurers; the accuracy of models used to predict future losses; failure of risk mitigation strategies and/or loss limitation methods; Maison Insurance Company’s failure to maintain certain rating levels; our ability to establish and maintain an effective system of internal controls; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; failure of our information technology systems, data breaches and cyber-attacks; the ability of our third-party policy administrator to properly handle our policy administration process; the requirements of being a public company; our ability to develop and implement new technologies; our ability to accurately price the risks that we underwrite; the amount of operating resources necessary to develop future new insurance policies; assumptions related to the rate at which our existing policies will renew; our status as an insurance holding company; the ability of our subsidiaries to pay dividends to us; our ability to attract and retain qualified personnel, including independent agents; the impact of tax reform; risks or disruptions to our business as a result of the proposed sale of three of the Company’s subsidiaries, which constitutes the sale of substantially all of the Company’s assets (the “Asset Sale”); the occurrence of any event, change or other circumstance that could give rise to the termination of the Equity Purchase Agreement governing the terms of the Asset Sale; an inability to complete the Asset Sale due to a failure to obtain the approval of our stockholders or a failure of any condition to the closing of the Asset Sale to be satisfied or waived by the applicable party; the extent of, and the time necessary to obtain, the regulatory approvals required for the Asset Sale; our ability to spend or invest the net proceeds from the Asset Sale in a manner that yields a favorable return; potential conflicts of interest of certain of our executive officers in the Asset Sale; the outcome of any litigation we may become subject to relating to the Asset Sale; an increase in the amount of costs, fees and expenses and other charges related to the Equity Purchase Agreement or the Asset Sale; risks arising from the diversion of management’s attention from our ongoing business operations; a decline in the market price for our common shares if the Asset Sale is not completed; a lack of alternative potential transactions if the Asset Sale is not completed; volatility or decline of the shares of FedNat Holding Company common stock to be received by us as consideration in the Asset Sale or limitations on our ability to sell or otherwise dispose of such shares; risks of being a minority stockholder of FedNat Holding Company if the Asset Sale is completed; disruptions in our operations from the Asset Sale that prevent us from realizing intended benefits of the Asset Sale; risks associated with our inability to identify and realize business opportunities, and undertaking of any new such opportunities, following the Asset Sale; our inability to execute on our reinsurance, investment and investment management strategy; potential loss of value of investments; risk of becoming an investment company; risks of being unable to attract and retain qualified management and personnel to implement and execute on our growth strategy following completion of the Asset Sale; and risks of our inability to continue to satisfy the continued listing standards of the Nasdaq following completion of the Asset Sale.

Our expectations may not be realized. If one of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. You are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements are made only as of the date hereof and do not necessarily reflect our outlook at any other point in time. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect new information, future events or developments.

Overview

1347 Property Insurance Holdings, Inc. (“PIH”, the “Company”, “we”, or “us”) is an insurance holding company specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. These markets are characterized as regions where larger, national insurers have reduced their market share in favor of other, less catastrophe exposed markets. These markets are also characterized by state-administered residual insurers controlling large market shares. These unique markets can trace their roots to Hurricane Andrew, after which larger national carriers limited their capital allocation and approaches to property risk aggregation. These trends accelerated again after back to back exceptionally active hurricane seasons in 2004 and 2005. However, the decade following Hurricane Katrina in 2005, had relatively few losses arising from tropical storm activity which led to declines in reinsurance pricing and increases in its availability. We were incorporated on October 2, 2012 in the State of Delaware to take advantage of these favorable dynamics where premium could be acquired relatively more quickly and under less competitive pressure than in other property insurance markets and where the cost of reinsurance, a significant expense for primary insurers, was declining from record high levels. We execute on this opportunity via a management team with expertise in the critical facets of our business: underwriting, claims, reinsurance, and operations. Within our three-state market, we seek to sell our products in territories with the highest rate per exposure and the least complexity in terms of risk. As of March 31, 2019 we covered risks under approximately 68,700 policies.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

On November 19, 2013, we changed our legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc., and on March 31, 2014, we completed an initial public offering of our common stock. Prior to March 31, 2014, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. As of March 31, 2019, KFSI and its affiliates no longer held any of our outstanding shares of common stock, but did hold warrants that, if exercised, would cause KFSI and its affiliates to hold an approximate 20% ownership interest in our common stock. In addition, as of March 31, 2019, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 45% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

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

Maison has participated in take-outs from both FL Citizens and Louisiana Citizens Property Insurance Corporation, or “LA Citizens”, as well as the inaugural depopulation of policies from the Texas Windstorm Insurance Association, or “TWIA”, which occurred on December 1, 2016. Under these programs, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by FL Citizens, LA Citizens and TWIA. The majority of policies that we have obtained through LA Citizens as well as all of the policies we have obtained through FL Citizens and TWIA cover losses arising only from wind and hail. Prior to our take-out, some of these policyholders may not have been able to obtain such coverage from any other marketplace.

On August 1, 2018, House Bill No. 333 (“HB 333”) became effective, which amended the law with respect to the depopulation of policies from LA Citizens. In July 2018, the Company was notified by LA Citizens of the number of policies which would be available for assumption by all insurers electing to participate in the December 1, 2018 depopulation under the new law. Due to the significant reduction of policies available when compared to those available for assumption in prior years, the Company did not participate in the December 1, 2018 assumption of policies from LA Citizens.

MMI serves as our management services subsidiary, known as a managing general agency, and provides underwriting, policy administration, claims administration, marketing, accounting and other management services to Maison. MMI contracts primarily with independent agencies for policy sales and services, and also contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by, and subject to, the regulatory oversight of the Louisiana Department of Insurance (“LDI”), Texas Department of Insurance (“TDI”) and the Florida Office of Insurance Regulation (“FOIR”). MMI earns commissions on a portion of the premiums Maison writes, as well as a policy fee on each direct policy Maison issues, which ranges from $25-$.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Equity Purchase Agreement with FedNat Holding Company

As previously announced on February 25, 2019, the Company, together with Maison, MMI and ClaimCor, entered into an Equity Purchase Agreement (the “Purchase Agreement”) with FedNat Holding Company, a Florida corporation (“Purchaser”), providing for the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor to Purchaser, on the terms and subject to the conditions set forth in the Purchase Agreement (the “Asset Sale”). As consideration for the sale of Maison, MMI and ClaimCor, Purchaser has agreed to pay the Company $51,000, consisting of $25,500 in cash (the “Cash Consideration”) and $25,500 in Purchaser’s common stock (the “Equity Consideration”) to be issued to the Company. In addition, upon closing of the Asset Sale (the “Closing”), up to $18,000 of outstanding surplus note obligations payable by Maison to the Company, plus all accrued but unpaid interest (other than default rates of interest, penalties, late fees and other related charges), will be repaid to the Company.

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

Purchaser’s obligation to close the Asset Sale is subject to Maison, MMI and ClaimCor having a consolidated net book value of at least $42,000 at the Closing (without considering the effect of the repayment of the surplus notes), Maison having at the Closing statutory surplus of at least $29,000 after accounting for the full repayment of all of the surplus notes in effect at the closing, total capital and surplus assets equal to or greater than 300% of its total risk-based capital on all authorized control level risk-based capital requirements as of December 31, 2018, and there being no change to Maison’s “A” rating with Demotech, Inc. as of the Closing, other than changes resulting from the execution of the Purchase Agreement or the circumstances of Purchaser.

In connection with the Purchase Agreement, the Company and Purchaser plan to enter into a Reinsurance Capacity Right of First Refusal Agreement (the “Reinsurance ROFR Agreement”) at the Closing pursuant to which the Company will have a right of first refusal to sell reinsurance coverage to the insurance company subsidiaries of Purchaser, providing reinsurance on up to 7.5% of annual in force limit of any layer in Purchaser’s catastrophe reinsurance program purchased by Purchaser and its subsidiaries, subject to the annual reinsurance limit of $15,000, on the terms and subject to the conditions set forth in the Reinsurance ROFR Agreement. All reinsurance sold by the Company pursuant to the right of first refusal will be memorialized in an agreement in such form and subject to such terms and conditions as are customary in the property and casualty insurance industry. The Reinsurance ROFR Agreement will be assignable by the Company subject to conditions set forth in the agreement. The term of the Reinsurance ROFR Agreement will be five years.

In addition, at the Closing, the Company and Purchaser plan to enter into a five-year agreement, pursuant to which the Company will provide investment advisory services to Purchaser for $100 per year.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

The Purchase Agreement contains customary representations, warranties and covenants of the parties, including covenants concerning the conduct of business by Maison, MMI and ClaimCor prior to Closing. The Company was permitted to solicit superior offers to acquire its insurance businesses, pursuant to the terms of the Agreement, during a 30-day go-shop period which expired on March 27, 2019. Having not received a superior offer during the go-shop period, the Company and its representatives are prohibited from initiating, soliciting, knowingly facilitating, encouraging or engaging in discussions or negotiations relating to any competing acquisition proposal, subject to certain limited exceptions. In addition, the Company and Purchaser have agreed to use their commercially reasonable best efforts to consummate the Asset Sale and other transactions contemplated by the Purchase Agreement. Subject to certain limitations, the Company and Purchaser have also agreed to indemnify the other party against certain losses, including losses arising out of breaches of representations, warranties and covenants set forth in the Purchase Agreement.

The Company and Purchaser anticipate closing the Asset Sale on or before June 30, 2019, subject to the timely receipt of regulatory approvals and the satisfaction or waiver of the closing conditions, including approval of the Purchase Agreement and the transactions contemplated therein by the stockholders of the Company.

Our Products

As of March 31, 2019, we covered risks under approximately 68,700 direct and assumed policies. Of these policies, approximately 25% were obtained via take-out from LA Citizens, FL Citizens and TWIA, with the remaining 75% obtained from our independent agency force. In total, from both take-out and voluntary business, approximately 59% of our policies are homeowner multi-peril, approximately 10% are manufactured home multi-peril policies, approximately 28% are wind/hail only policies, approximately 2% are multi-peril dwelling policies, and approximately 1% are dwelling fire policies.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Our policy counts by type as of March 31, 2019 and December 31, 2018 are as follows:

	Policies as of
Source of Policies	March 31, 2019	December 31, 2018

Homeowners	40,214	39,904
Manufactured Homes	6,455	6,250
Other Dwellings	5,020	5,200
Total Voluntary Policies in Force	51,689	51,354

Assumed through LA Citizens Depopulation Program	9,676	9,930
Assumed through FL Citizens Depopulation Program	6,714	6,882
Assumed through TWIA Quota-Share Agreement	601	627
Total Assumed Policies	16,991	17,439

Total all Policies	68,680	68,793

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

Valuation of Fixed Income and Equity Securities

The Company’s fixed income and equity securities are recorded at fair value using observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. Any change in the estimated fair value of its investments could impact the amount of unrealized gain or loss the Company has recorded, which could change the amount the Company has recorded for its investments as well as net income and other comprehensive loss on its consolidated balance sheets and statements of income and comprehensive income.

Gains and losses realized on the disposition of investments are determined on the first-in first-out basis and credited or charged to the consolidated statements of income and comprehensive income. Premium and discount on investments are amortized and accreted using the interest method and charged or credited to net investment income.

The Company performs a quarterly analysis of its investment portfolio to determine if declines in market value are other-than-temporary. Further information regarding its detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 5 - Investments, to the consolidated financial statements.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

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

The Company carries a net deferred income tax asset of $1,033 and $1,279 at March 31, 2019 and December 31, 2018, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

New Accounting Pronouncements

See Note 4 – “Accounting Standards Adopted and Pending Adoption” in the Notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition

As of March 31, 2019 compared to December 31, 2018

Investments

The Company’s investments in fixed income and equity securities are classified as available-for-sale and are reported at estimated fair value. The Company held an investments portfolio comprised primarily of fixed income securities issued by the U.S. Government, government agencies and high quality corporate issuers. The fixed income portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by the investment committee of the Company’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk. Additionally, the Company’s investment committee is in place to identify, evaluate and approve suitable investment opportunities for the Company. This has resulted in a number of equity investments managed by the committee that represent approximately 3.5% of the estimated fair value of the Company’s total investment portfolio as of March 31, 2019. Investments held by the Company’s insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments.

The table below summarizes, by type, the Company’s investments as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government	$8,698	9.6%	$8,422	10.1%
State municipalities and political subdivisions	6,360	7.0%	6,428	7.7%
Asset-backed securities and collateralized mortgage obligations	34,430	37.9%	32,792	39.4%
Corporate	29,987	33.0%	28,668	34.4%
Total fixed income securities	79,475	87.5%	76,310	91.6%

Equity securities:
Common stock	46	–%	3,077	3.7%
Warrants to purchase common stock	–	–%	123	0.1%
Rights to purchase common stock	–	–%	63	0.1%
Total equity securities	46	–%	3,263	3.9%

Short-term investments	7,168	7.9%	474	0.6%
Other investments	4,188	4.6%	3,287	3.9%
Total investments	$90,877	100.0%	$83,334	100.0%

Pursuant to the certificate of authority we received from the TDI, we are required to deposit assets with the State of Texas. These assets consist of cash and various fixed income securities listed in the table above having an amortized cost basis of $2,000 and an estimated fair value of $1,989 as of March 31, 2019.

The Company’s other investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has a total potential commitment of $935 related to these investments, of which the two entities have drawn down approximately $776 through March 31, 2019. The limited liability company is managed by Argo Management Group, LLC, an entity which is wholly owned by KFSI. The Company has accounted for these two investments under the cost method, as the investments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the investments or the underlying privately-owned companies.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Additionally, on June 18, 2018 the Company invested $2,219 in FGI Metrolina Property Income Fund, LP (the “Fund”), which intends to invest in real estate through a real estate investment trust which is wholly owned by the Fund. The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Company, a limited partner of the Fund, does not have a controlling financial interest in the Fund, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 47%. Accordingly, the Company has accounted for this investment under the equity method of accounting. The Company has committed to a total potential investment of up to $4,000 in the Fund. As of March 31, 2019, the total amount invested in the Fund was $2,719, while the carrying amount on the Company’s balance sheet was $3,112.

Also included in other investments is a $300 certificate of deposit with an original term of 18 months deposited with the State of Florida pursuant to the terms of the certificate of authority issued to Maison from the FOIR.

Liquidity and Cash Flow Risk

The table below summarizes the fair value of the Company’s fixed income securities by contractual maturity as of March 31, 2019 and December 31, 2018. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	March 31, 2019		December 31, 2018
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
One year or less	$3,917	4.9%	$3,758	4.9%
More than one to five years	37,833	47.6%	34,169	44.8%
More than five to ten years	12,466	15.7%	13,806	18.1%
More than ten years	25,259	31.8%	24,577	32.2%
Total	$79,475	100.0%	$76,310	100.0%

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

Market Risk

Market risk is the risk that the Company will incur losses due to adverse changes in interest or currency exchange rates and equity prices. Given the Company’s operations predominantly invest in U.S. dollar denominated instruments and maintain a relatively insignificant investment in equity instruments, its primary market risk exposures in the investments portfolio are to changes in interest rates.

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

Credit Risk

Credit risk is defined as the risk of financial loss due to failure of the other party to a financial instrument to discharge an obligation. Credit risk arises from the Company’s positions in short-term investments, corporate debt instruments and government, government agency and municipal bonds.

At March 31, 2019 and December 31, 2018, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

	March 31, 2019		December 31, 2018
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$45,176	56.8%	$44,605	58.5%
Aa/Aa	7,394	9.3%	7,159	9.4%
A/A	18,564	23.4%	16,211	21.2%
BBB	8,341	10.5%	8,335	10.9%
Total fixed income securities	$79,475	100.0%	$76,310	100.0%

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

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

The Company performs a quarterly analysis of its investment portfolio to determine if declines in market value are other-than-temporary. Further information regarding the Company’s detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 5 - “Investments,” to the consolidated financial statements in Item 1 of this report.

As a result of the analysis performed by the Company, we recorded a write-down for an other-than-temporary impairment on a single equity investment resulting in a charge of $215 against net investment income for the quarter ended December 31, 2018. We recorded this write-down as a result of our analysis of the investment’s operating losses for 2018, which showed a considerable decline when compared to its results for 2017. There were no write-downs for other-than-temporary impairment on our investments for the quarters ended March 31, 2019 or 2018.

At March 31, 2019, the Company did not have any gross unrealized losses for equity securities, while gross unrealized losses for fixed income securities amounted to $461, and there were no unrealized losses attributable to non-investment grade fixed income securities. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded the declines in value on its fixed income securities were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and other policy processing fees that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable and represent those costs related to acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC decreased $877, to $8,234 as of March 31, 2019 compared to $9,111 as of December 31, 2018, corresponding to a decrease in our unearned premium reserves over the same period. DPAC expressed as a percentage of unearned premium reserves was 18.0% and 17.6% as of March 31, 2019 and December 31, 2018, respectively.

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowances for credit losses, decreased by $5,509 to $2,211 as of March 31, 2019 from $7,720 as of December 31, 2018, due, in large part, to our collection of premiums due to us from FL Citizens as of December 31, 2018.

Ceded Unearned Premiums

Ceded unearned premiums represents the unexpired portion of premiums which have been paid to the Company’s reinsurers. Ceded unearned premiums are charged to income over the terms of the respective reinsurance treaties. Our catastrophe excess of loss (“CAT XOL”) treaties, which run from June 1st of each year to May 31st of the following year, make up the majority of our ceded unearned premiums at both March 31, 2019 and December 31, 2018.

Reinsurance Recoverable

Reinsurance recoverable on both paid losses and loss reserves represents amounts due to the Company, or expected to be due to the Company from its reinsurers, based upon claims and claim reserves which have exceeded the retention amount under our reinsurance treaties. As of March 31, 2019, we have recorded an expected recovery of $1,959 on paid losses as well as $16,336 on loss and loss adjustment expense reserves, compared to $530 and $5,661, respectively, as of December 31, 2018. The large increase in our reinsurance recoverable for the current quarter relates to recoveries expected to be received under our 2018/2019 CAT XOL reinsurance program for hailstorms affecting our policyholders in the Dallas Metroplex area in late-March 2019. We expect our gross incurred losses from this event to be approximately $12,500, however we anticipate a recovery for virtually all of these losses under our current reinsurance program.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Funds Deposited with Reinsured Companies

Funds deposited with reinsured companies represents collateral we have placed on deposit with Brotherhood based upon our quota-share agreement to reinsure a portion of Brotherhood’s business for wind/hail coverage only. Our deposit decreased by $48 to $239 as of March 31, 2019 from $287 as of December 31, 2018 as we have applied the collateral placed on deposit to our quota-share portion of the losses Brotherhood has paid during the quarter ended March 31, 2019. Our remaining deposit is expected to fund all of our remaining liabilities to Brotherhood as we have terminated the quota-share with Brotherhood effective January 1, 2018.

Current Income Taxes Recoverable

Current income taxes recoverable were $1,065 as of March 31, 2019 compared to $1,119 as of December 31, 2018, representing the estimate of both the Company’s state and federal income taxes due as of both periods, respectively, less estimated payments made.

Net Deferred Tax Asset

The Company’s net deferred tax asset decreased $246, to $1,033 as of March 31,2019, from $1,279 as of December 31, 2018, due, in large part, to the decrease in deferred tax assets associated with unrealized losses on our bond portfolio, as well as increases in deferred tax liabilities associated with unrealized gains on our bond portfolio. Net deferred income taxes are comprised of approximately $2,878 of deferred tax assets, net of approximately $1,845 of deferred tax liabilities as of March 31, 2019, compared to $3,228 of deferred tax assets, net of $1,949 of deferred tax liabilities as of December 31, 2018.

Property and Equipment

Property and equipment decreased $29 to $286 as of March 31, 2019 compared to $315 as of December 31, 2018, primarily as a result of depreciation. Our policy for the capitalization and depreciation of these assets can be found in Note 3 – Significant Accounting Policies in Item 1 of this report.

Other Assets

Other assets increased $267, to $1,407 as of March 31, 2019 from $1,140 as of December 31, 2018. The major components of other assets, and the change therein, are shown below. As discussed in Note 18 in Item 1 of this report, we have a right-of-use asset in the amount of $279 as of March 31, 2019, associated with our adoption of FASB Topic 842 – Leases, effective January 1, 2019.

Other Assets	March 31, 2019	December 31, 2018	Change
Accrued interest on investments	$425	$406	$19
Security deposits for facility leases	25	25	–
Prepaid expenses	658	683	(25)
Right-of-use asset for operating leases	279	–	279
Other	20	26	(6)
Total	$1,407	$1,140	$267

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred but not reported (“IBNR”) loss events, as well as the related estimated loss adjustment expenses (“LAE”) gross of amounts expected to be recovered from reinsurance. The table below separates our loss reserves and LAE between IBNR and case specific estimates as of March 31, 2019 and December 31, 2018, and also shows the expected reinsurance recoverable on those reserves.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
March 31, 2019
Homeowners(1)	$10,479	$1,095	$11,574	$12,398	$23,972	$13,623
Special Property(2)	1,735	364	2,099	1,739	3,838	2,713
Total	$12,214	$1,459	$13,673	$14,137	$27,810	$16,336

December 31, 2018
Homeowners	$4,635	$587	$5,222	$3,729	$8,951	$1,584
Special Property	3,244	419	3,663	2,537	6,200	4,077
Total	$7,879	$1,006	$8,885	$6,266	$15,151	$5,661

(1) Homeowners refers to our multi-peril policies for traditional dwellings as well as mobile and manufactured homes.

(2) Special property includes both our fire and allied lines of business, which are primarily wind/hail only products, and also includes the commercial lines wind/hail only business we had assumed through our agreement with Brotherhood and our personal lines wind/hail only business we have assumed through our agreements with LA Citizens, FL Citizens and TWIA.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Gross reserves as of March 31, 2019 were $27,810, comprised primarily of reserves in the amount of $2,700 for Hurricane Harvey, a major storm which made initial landfall in the United States as a Category 4 hurricane near Rockport, Texas in August 2017, as well as gross reserves in the amount of $12,500 for PCS Event 1920, a series of hailstorms which occurred in the Dallas Metroplex area in late-March, 2019. Reinsurance recoveries have also been established for these same amounts as of March 31, 2019, resulting in $0 net reserves for both Hurricane Harvey and PCS 1920. As of December 31, 2018, both gross reserves and reinsurance recoveries for Hurricane Harvey and PCS 1920 were $3,879 and $0, respectively.

As of March 31, 2019, we anticipate our total incurred losses from Hurricane Harvey to be $29,000 gross, and $5,000 net of reinsurance recoveries. We anticipate our total incurred losses from PCS 1920 to be $12,500 gross, and $0 net of reinsurance recoveries.

The Company cannot predict whether loss and loss adjustment expense reserves will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. Any such development could have a material effect on the Company’s consolidated financial results for a given period.

Unearned Premium Reserves

Unearned premium reserves decreased $6,040 to $45,867 as of March 31, 2019, compared to $51,907 as of December 31, 2018. Typically, we report a reduction in our unearned premium reserves during the first quarter of each year, due to our assumption of policies from LA Citizens and/or FL Citizens in December of each year. The majority of these policies which we have assumed have renewal dates occurring outside of the first quarter of each year. Furthermore, our annualized retention experienced during the first quarter of 2019 declined by 1.2% compared to the first quarter of last year. The Company believes this decline to be due to premium changes implemented to our Louisiana and Texas books of business, however, the Company’s rate of premium earned per exposure has increased from December 31, 2018. The following table outlines the changes in unearned premium reserves by state and by line of business.

	March 31, 2019	December 31, 2018	Change
Homeowners - LA	$15,417	$16,639	$(1,222)
Special Property - LA	6,889	7,633	(744)
Total Louisiana	22,306	24,272	(1,966)

Homeowners – TX	14,627	15,746	(1,119)
Special Property – TX	3,082	3,241	(159)
Total Texas	17,709	18,987	(1,278)

Special Property – FL	5,852	8,648	(2,796)
Total Florida	5,852	8,648	(2,796)

Unearned Premium Reserves	$45,867	$51,907	$(6,040)

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable decreased $247, to $9,248 as of March 31, 2019, compared to $9,495 as of December 31, 2018. The bulk of the balance payable as of both dates represents quarterly installment payments due under our catastrophe reinsurance programs, which are paid in the first month of each quarter.

Agency Commissions Payable

Agency commissions payable increased $99 to $901 as of March 31, 2019 versus $802 as of December 31, 2018. As agency commissions are paid in arrears, this balance represents commissions owed to the Company’s independent agencies on policies written throughout the months ended March 31, 2019 and, December 31, 2018 respectively. Since the commissions we pay to our independent agencies are based upon a percentage of the premium our agencies write, the balance due will vary directly with the volume of premium written each month.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Premiums Collected in Advance

Advance premium deposits increased to $4,036 as of March 31, 2019 from $1,840 as of December 31, 2018, and represent cash the Company has received for policies which were not yet in-force as of March 31, 2019 and December 31, 2018, respectively. Upon the effective date of coverage, advance premiums are reclassified to the unearned premium reserve account.

Funds Held under Reinsurance Treaties

Funds held under reinsurance treaties represents collateral we have received on deposit from our reinsurers under our catastrophe excess of loss treaties and is intended to fund those reinsurers’ pro-rata portion of the reserves we have established for losses and loss adjustment expenses. As of both March 31, 2019 and December 31, 2018 deposits were $162.

Accrued Premium Taxes and Assessments

Accrued premium taxes and assessments decreased $1,596, to $1,463 as of March 31, 2019, compared to $3,059 as of December 31, 2018, primarily due to the payment of premium taxes due March 1st of each year, along with the filing of the Company’s premium tax returns in Louisiana, Texas and Florida.

Accounts Payable and Other Accrued Expenses

Accounts payable and other accrued expenses increased $541, to $3,301 as of March 31, 2019 compared to $2,760 as of December 31, 2018. The largest drivers of the change when comparing periods was the change in amounts due for professional fees, which increased by $646 from December 31, 2018, due to costs associated with the Purchase Agreement with FedNat Holding Company, as well as an increase of $269 in lease liabilities due to the adoption of FASB Topic 842 – Leases, which required us to record a liability for the required minimum future payments due under the terms of certain of our facility leases. The components of accounts payable and other accrued expenses, as well as the change therein, are shown below.

	March 31, 2019	December 31, 2018	Change
Accrued employee compensation	$76	$271	$(195)
Accrued professional fees	1,162	516	646
Unearned policy fees	1,571	1,701	(130)
Lease liabilities/capital lease obligations	387	118	269
Other accounts payable	105	154	(49)
Total	$3,301	$2,760	$541

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

On January 2, 2018, the Company entered into a Stock Purchase Agreement with 1347 Advisors and IWS Acquisition Corporation, pursuant to which the Company repurchased 60,000 Series B Preferred Shares from 1347 Advisors for an aggregate purchase price of $1,740, representing (i) the par value of the Series B Preferred Shares, or $1,500; and (ii) declared and unpaid dividends with respect to the dividend payment due on February 23, 2018, or $240. Also in connection with the Stock Purchase Agreement, the Performance Shares Grant Agreement, dated February 24, 2015, between the Company and 1347 Advisors was terminated. No shares of common stock were issued to 1347 Advisors under the Performance Shares Grant Agreement. In connection with the termination of the Performance Shares Grant Agreement, the Company made a cash payment of $300 to 1347 Advisors. Upon termination of the MSA Agreement, the Company recorded an increase of approximately $54 to additional paid in capital, representing the estimated fair value of the Performance Shares Grant Agreement on the grant date. Upon the termination of the Performance Shares Grant Agreement, we compared the amount previously recorded in additional paid in capital to the amount paid to terminate the agreement, resulting in a reversal of the $54 originally recorded to additional paid in capital as well as a charge of $246 recorded to “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the quarter ended March 31, 2018.

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

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the shares had a mandatory redemption date of February 24, 2020, applicable guidance required that we classify the shares as a liability on our consolidated balance sheet, rather than recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 redemption amount plus dividends expected to be paid on the shares while outstanding, discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $0 and $33 was charged to operations for the quarters ended March 31, 2019 and 2018, respectively. Upon our repurchase of the Series B Preferred Shares in both January and February 2018, we compared the amortized carrying amount of the liability to the amount paid to repurchase the shares, resulting in a charge of $366 to “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the quarter ended March 31, 2018.

Investment in Limited Partnership and Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $341 as of March 31, 2019. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016.

On June 18, 2018, the Company invested $2,219 as a limited partner in Metrolina Property Income Fund, LP (the “Fund”). The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. As of March 31, 2019, the Company’s total investment in the Fund was $2,719, representing an approximate 47% ownership stake in the Fund.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Contractual Obligations

As of March 31, 2019, the Company had the following minimum amounts due for its office facilities and automobile leases in Louisiana, Florida and Texas.

Year ending March 31,	Facility Leases	Automobile Leases	Total
2020	$328	$57	$385
2021	136	67	203
2022	6	–	6
Total	$470	$124	$594

Shareholders’ Equity

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 preferred shares designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). Also, on March 26, 2018, we issued an additional 60,000 shares of Series A Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and will be payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018, when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Series A Preferred Stock was on June 1, 2018. For the quarters ended March 31, 2019 and 2018, the Board of Directors declared, and the Company paid dividends totaling $350 and $0, respectively, representing all quarterly amounts due for the Preferred Stock. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. The Company’s Board of Directors declared the second quarter 2019 dividend on the shares of Series A Preferred Stock on May 14, 2019.

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

The table below presents the primary drivers behind the changes to total shareholders’ equity for the three months ended March 31, 2019 and 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity
Balance, January 1, 2018	–	5,984,766	151,359	$46,802
Issuance of Series A Preferred Stock	700,000	–	–	16,493
Repurchase of Performance Shares	–	–	–	(54)
Stock compensation expense	–	–	–	44
Net income	–	–	–	1,951
Unrealized losses on investment portfolio (net of income taxes)	–	–	–	(684)
Balance, March 31, 2018	700,000	5,984,766	151,359	$64,552

Balance, January 1, 2019	700,000	6,012,764	151,359	$62,747
Adoption of new accounting standards	–	–	–	10
Dividends declared on Series A Preferred Stock ($0.50 per share)	–	–	–	(350)
Stock compensation expense	–	–	–	52
Net income	–	–	–	98
Unrealized losses on investment portfolio (net of income taxes)	–	–	–	911
Balance, March 31, 2019	700,000	6,012,764	151,359	$63,468

Results of Operations

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Dollar amounts included in the “Results of Operations” are presented in thousands, except as otherwise specified.

Gross Premiums Written

The following table shows our gross premiums written by state and by line of business for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
Line of Business	2019	2018	Change
Homeowners-LA	$6,734	$6,918	$(184)
Special Property-LA	3,108	3,201	(93)
Total Louisiana	9,842	10,119	(277)

Homeowners-TX	6,433	4,191	2,242
Special Property-TX	1,512	2,475	(963)
Total Texas	7,945	6,666	1,279

Special Property-FL	792	(164)	956
Total Florida*	792	(164)	956

Gross Premium Written	$18,579	$16,621	$1,958

*Florida premiums written for the three months ended March 31, 2018 were negative due to the net cancellation of policies we assumed from FL Citizens on December 19, 2017 as policyholders have a limited time to opt-out of the assumption process.

The increase in gross written premiums was primarily the result of organic growth in voluntary production from our independent agencies in Texas and Florida. In Texas, our homeowners’ book of business in the southern portion of the state accounted for the majority of our growth, along with a state-wide rate increase which became effective in January 2019 for renewal business. Furthermore, we have discontinued writing new business in areas of Texas which we have determined to be less profitable. In Florida, our wind only product has grown when comparing quarters, due, in part, to our depopulation of policies from FL Citizens along with the aforementioned increase in voluntary production.

Ceded Premiums Written

Ceded premiums written increased by $2,737 to $8,822 for the three months ended March 31, 2019, compared to $6,085 for the first quarter 2018. The increase in ceded premiums written is primarily due to an increase in the total insured value of the Company’s book of business year over year as well as the change in the geographic mix of coverage that we provide. Furthermore, we have increased the limits purchased under our catastrophe excess of loss program (“CAT XOL Program”) from $200,000 for the treaty year ended May 31, 2018 to $262,000 for the treaty year ending May 31, 2019. The following table is a summary of key provisions under each of our CAT XOL Programs in effect during the quarters ended March 31, 2019 and 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

	2017/2018 CAT XOL Program 06/01/17 – 05/31/18	2018/2019 CAT XOL Program 06/01/18 – 05/31/19
Wind/Hail loss occurrence clause(1)	144 hours	144 hours
Retention on first occurrence(2)	$5,000	$5,000
Retention on second occurrence	$2,000	$4,000
Limit of coverage including first event retention	$200,000	$262,000
Franchise deductible(3)	$250	N/A

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

(3) Specifies the gross incurred losses by which each 144 hour loss occurrence must exceed before recoveries are generated under our aggregate treaty. Once the franchise deductible is met, all losses under the loss occurrence qualify for recovery, not just those losses which exceed the franchise deductible amount. The Company did not purchase aggregate coverage under its 2018/2019 CAT XOL Program.

The total cost of our CAT XOL coverage is estimated to be approximately $34,200 for the 2018/2019 Program, compared to $24,800 for the 2017/2018 Program.

Net Premium Earned

The following table shows our net premiums earned by state and by line of business.

	Three months ended March 31,
Line of Business	2019	2018	Change
Homeowners-LA	$5,108	$5,655	$(547)
Special Property-LA	2,806	2,905	(99)
Total Louisiana	7,914	8,560	(646)

Homeowners-TX	5,049	1,401	3,648
Special Property-TX	1,479	566	913
Total Texas	6,528	1,967	4,561

Special Property-FL	1,147	2,088	(941)
Total Florida	1,147	2,088	(941)

Net premium earned	$15,589	$12,615	$2,974

Premium earned on a gross and ceded basis is as shown in the following table.

	Three months ended March 31,
	2019	2018	Change
Gross premium earned	$24,619	$18,746	$5,873
Ceded premium earned	9,030	6,131	2,899
Net premium earned	$15,589	$12,615	$2,974

Other Income

Other income increased $227 to $774 for the quarter ended March 31, 2019, compared to $547 for the same period in 2018. Other income is comprised of claims adjusting fee revenue earned by our subsidiary, ClaimCor, policy fee income charged to our policyholders on each policy issued, premium financing fees for those policyholders which elect to pay their premiums on an installment basis, and also commission revenue resulting from a brokerage sharing agreement between our insurance subsidiary, Maison, and the intermediary Maison uses to place its CAT XOL Program.

Losses and Loss Adjustment Expenses

Losses and LAE represent both actual payments made and changes in estimated future payments to be made to our policyholders. The following table sets forth the components of our losses and loss ratios for the periods presented on both a gross and net (of reinsurance) basis.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

	Three months ended March 31,
	2019		2018		2019		2018
	Gross Losses ($)	Gross Loss Ratio (%)	Gross Losses ($)	Gross Loss Ratio (%)	Net Losses ($)	Net Loss Ratio (%)	Net Losses ($)	Net Loss Ratio (%)
Catastrophe losses(1)	$12,493	50.8%	$–	–%	$–	–%	$–	-–%
Weather-related non-catastrophe losses	5,918	24.0%	3,092	16.5%	5,918	38.0%	2,527	20.0%
Non-weather related losses	3,474	14.1%	2,298	12.2%	3,474	22.2%	2,298	18.2%
Total current accident year losses	21,885	88.9%	5,390	28.7%	9,392	60.2%	4,825	38.2%
Prior period development (redundancy)(2)	(503)	(2.0)%	(177)	(0.9)%	(113)	(0.7)%	(566)	(4.5)%
Total net losses and LAE incurred	$21,382	86.9%	$5,213	27.8%	$ 9 ,279	59.5%	$4,259	33.7%

(1)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25,000 of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a Catastrophe loss as a PCS event where our estimated gross incurred loss exceeds $2,500. In prior periods, we had defined a Catastrophe loss as an event where our estimated gross incurred loss exceeded $1,500. Due to the general increase in the premiums we write year over year, we have determined $2,500 gross incurred losses to be a better indicator of a catastrophic event with respect to the exposures we currently insure. Prior year loss data has been restated to reflect this new definition.

(2)	Prior period redundancy represents the ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

Our gross loss ratio for the quarter ended March 31, 2019 and 2018 was 86.9% and 27.8%, respectively. The largest driver of the increase when comparing quarters was due to catastrophe losses. As previously discussed, we experienced PCS Event 1920 in the first quarter of 2019, which met our internally defined criteria of a catastrophe loss as this event is expected to result in approximately $12,500 in gross incurred losses. This resulted in a gross catastrophe loss ratio of 50.8% in the current quarter, compared to 0% in the first quarter 2018 as we did not experience any catastrophe losses in that quarter. All other weather events, for which we received no reinsurance benefit, aggregated to 24.0% of gross loss ratio for the first quarter 2019 compared to 16.5% for the first quarter 2018.

After deducting the impact of reinsurance, our net loss ratio for the quarter ended March 31, 2019 was 59.5% compared to 33.7% for the first quarter of 2018. This increase was primarily driven by an increase in non-catastrophe weather-related losses and non-weather losses as these combined categories accounted for a 220 basis point increase in our net loss ratio when comparing the first quarter 2019 to the first quarter 2018. The primary drivers behind the increase in non-cat weather claims were both increased frequency and severity of hail claims, particularly in our Texas book of business, while the driver behind the increase in non-weather losses was the severity of both non-weather water and fire claims we experienced.

We have also released reserves from prior accident years for both the quarters ended March 31, 2019 and 2018, resulting in a benefit to our gross loss ratios of approximately 2.0% and 0.9%, respectively, and also a benefit to our net loss ratios of approximately 0.7% and 4.5%, respectively.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred policy acquisition costs for the quarter ended March 31, 2019 was $4,269, compared to $3,295 for the quarter ended March 31, 2018, and includes items such as commissions earned by our agencies, premium taxes, assessments, and policy processing fees. Expressed as a percentage of gross premiums earned, amortization was 17.3% for 2019, compared to 17.6% for 2018. This slight decrease in percentage, is due, in part, to the general reduction in commissions paid to our independent agencies as a larger portion of our policies have shifted to renewal policies from newly issued policies.

General and Administrative Expenses

General and administrative expenses increased $680 to $3,701 for the quarter ended March 31, 2019, compared to $3,021 for the quarter ended March 31, 2018. Expressed as a percentage of gross premium earned, general and administrative expenses were 15.0% and 16.1%, respectively. The largest driver in the increase in general and administrative expense were fees associated with the potential Asset Sale to FedNat Holding Company, which the Company has expensed as incurred over the quarter ended March 31, 2019. Excluding expenses associated with the Asset Sale, general and administrative expenses for the quarter ended March 31, 2019 were $3,200, or 12.8% of gross premiums earned for the quarter.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Series B Preferred Shares

As previously discussed under the heading “Related Party Transactions,” we recorded amortization charges of $0 and $33, as well as a charge of $0 and $612, for the three months ended March 31, 2019 and 2018, respectively, which were related to our issuance and repurchase of our Series B Preferred Shares.

Income Tax Expense

Income tax expense for the three months ended March 31, 2019 was $47, on pretax income of $145 compared to tax expense of $369 on pretax income of $2,320 for the three months ended March 31, 2018, resulting in an effective tax rate of 32.4% and 15.9%, respectively. The passage of the Tax Cuts and Jobs Act on December 22, 2017 reduced the corporate federal income tax rate to 21% beginning January 1, 2018. Our actual effective tax rate varies from the statutory federal income tax rates as shown in the following table.

	As of March 31,
	2019	2018
Statutory federal income tax rate	21.0%	21.0%
State income tax (net of federal tax benefit)	(15.9)%	(5.3)%
Share-based compensation	24.8%	–%
Other	2.5%	0.2%
Income tax benefit	32.4%	15.9%

Net Income

As a result of the foregoing, the Company’s net income for the first quarter of 2019 was $98, or a loss of $(0.04) per diluted share after deducting dividends paid to our preferred shareholders, compared to $1,951, or $0.32 per diluted share for the first quarter of 2018.

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

On February 28, 2018, we completed the underwritten public offering of preferred shares designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Preferred Stock”), as previously discussed under the heading “Shareholders Equity”. In addition, on March 26, 2018, we issued an additional 60,000 shares of Preferred Stock in connection with the underwriters’ exercise of their over-allotment option. Net proceeds received by the Company were approximately $16,400. The Company used $1,500 of the net proceeds to repurchase 60,000 shares of its Series B Preferred Stock from IWS Acquisition Corporation, as previously discussed under the heading “Related Party Transactions”.

On April 19, 2019, the Commercial Business Loan Agreement and related Promissory Note (collectively, the “Loan Agreement”) between the Company and Hancock Bank, a trade name for Whitney Bank (the “Lender”) expired by its terms. The Loan Agreement provided for a revolving line of credit of $5,000. The Company did not draw down funds under the Loan Agreement during the period it was outstanding.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
Summary of Cash Flows	2019	2018
Net cash provided by operating activities	$1,883	$10,859
Net cash used by investing activities	(6,133)	(11,368)
Net cash provided (used) by financing activities	(360)	12,921
Net increase (decrease) in cash and cash equivalents	$(4,610)	$12,412

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Three months ended March 31, 2019

For the three months ended March 31, 2019, net cash provided by operating activities as reported on our consolidated statement of cash flows was $1,883, resulting from our collection of approximately $17,215 in premiums for the quarter (net of the amounts we have ceded to our reinsurers), less the payment of approximately $8,725 in loss and LAE expenses (net of ceded recoveries collected from our reinsurers). We also paid approximately $2,190 in commissions to our agencies, and $1,220 in salaries and benefits to our employees. Lastly, cash payments in the approximate amount of $3,197 were made for taxes, assessments and all other general and administrative expenses.

The net cash used by investing activities as reported on our consolidated statement of cash flows was $6,133, resulting primarily from the net purchases of short-term investments and fixed income securities for our investment portfolio. Net cash used by financing activities was $360, primarily due to dividends paid on our Series A Preferred Shares.

As a result of the foregoing, cash and cash equivalents decreased from $30,902 as of December 31, 2018 to $26,292 as of March 31, 2019.

Three months ended March 31, 2018

For the three months ended March 31, 2018, net cash provided by operating activities as reported on our consolidated statement of cash flows was $10,859, resulting from our collection of approximately $21,404 in premiums for the quarter (net of the amounts we have ceded to our reinsurers), less the payment of approximately $5,941 in loss and LAE expenses (net of ceded recoveries collected from our reinsurers). We also paid approximately $2,098 in commissions to our agencies, as well as to LA Citizens as ceding commissions on the premium we have assumed from them, and $1,004 in salaries and benefits to our employees. Lastly, cash payments in the approximate amount of $1,502 were made for taxes, assessments and all other general and administrative expenses.

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

Regulatory Capital

In the United States, a risk-based capital (“RBC”) formula is used by the National Association of Insurance Commissioners (“NAIC”) to identify property and casualty insurance companies that may not be adequately capitalized. Most states, including Louisiana, Texas and Florida, have adopted the NAIC RBC requirements. In general, insurers reporting surplus with respect to policyholders below 200% of the authorized control level, as defined by the NAIC, on December 31st of the previous year are subject to varying levels of regulatory action, which may include discontinuation of operations. As of December 31, 2018, Maison’s reported surplus was considered to be in the “no action” level by the LDI and TDI, as well as the FOIR. Furthermore, pursuant to the consent order approving Maison’s admission into the State of Texas, Maison has agreed to maintain a RBC ratio of 300% or more, and provide the calculation of such ratio to the TDI on a periodic basis. As of December 31, 2018, Maison’s RBC ratio was 345%.

State Deposits

States routinely require deposits of assets for the protection of policyholders. As of March 31, 2019, Maison held certificates of deposit with an estimated fair value of approximately $100 and $300 as a deposit with the LDI and FOIR, respectively. Maison also held cash and investment securities with an estimated fair value of approximately $1,989 as of March 31, 2019 as a deposit with the TDI.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 20, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

ITEM 5. OTHER INFORMATION

Stockholder proposals intended to be considered for inclusion in the Company’s proxy statement and form of proxy for presentation at the Company’s 2019 Annual Meeting of Stockholders (the “2019 Annual Meeting”) must comply with Exchange Act Rule 14a-8. The date of the 2019 Annual Meeting has not been determined yet, but is expected to be more than 30 days after the one-year anniversary date of the Company’s 2018 Annual Meeting of Stockholders (the “2018 Annual Meeting”). Therefore, stockholder proposals for inclusion in the Company’s proxy statement for the 2019 Annual Meeting must be submitted a reasonable time before the Company prints its proxy materials for the 2019 Annual Meeting. The submission of a stockholder proposal does not guarantee that it will be included in the Company’s proxy statement.

Stockholders wishing to submit proposals for the 2019 Annual Meeting outside the process of Exchange Act Rule 14a-8 or nominate individuals to the Company’s Board of Directors must comply with the advance notice and other provisions of Article I, Section 4 of the Company’s bylaws. To be timely, notice of the proposal must have been received by the Company between January 31, 2019 and March 2, 2019; provided, however, that in the event the date of the 2019 Annual Meeting is delayed by more than 60 days after the anniversary date of the 2018 Annual Meeting, to be timely, notice by the stockholder must be so delivered not earlier than the close of business on the 120th day prior to the 2019 Annual Meeting and not later than the close of business on the later of (i) the 90th day prior to the 2019 Annual Meeting or (ii) the 10th day following the day on which public announcement of the date of such meeting is first made.

ITEM 6. EXHIBITS

Exhibit	Description
2.1***	Equity Purchase Agreement, dated February 25, 2019, by and among FedNat Holding Company, 1347 Property Insurance Holdings, Inc., Maison Managers, Inc., Maison Insurance Company, and ClaimCor, LLC (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2019).
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
3.3	Certificate of Designations of Series B Preferred Shares of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2015).
3.4	Certificate of Elimination of Certificate of Designations of Series B Preferred Shares of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 28, 2018).
3.5	Certificate of Designations of Cumulative Preferred Stock, Series A, of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2018).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith.

** Furnished herewith.

*** Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedules and/or exhibits will be furnished to the Commission upon request.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	May 14, 2019	By:	/s/ Douglas N. Raucy
Douglas N. Raucy, President and Chief Executive Officer
(principal executive officer)

Date:	May 14, 2019	By:	/s/ John S. Hill
John S. Hill, Vice President, Secretary and Chief Financial Officer
(principal financial and accounting officer)

