Form 10-Q
period 2019-06-30
1347 Property Insurance Holdings, Inc.
filed 2019-08-14
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36366

1347 Property Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1119100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the registrant’s common stock as of August 12, 2019 was 6,012,764.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1347 PROPERTY INSURANCE HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2019 (unaudited)	December 31, 2018

ASSETS
Limited liability investments	$3,881	$2,987
Cash and cash equivalents	2,305	3,666
Deferred tax asset, net	364	265
Surplus notes receivable from affiliate	19,157	18,244
Other assets	112	67
Assets of discontinued operations held for sale (Note 2)	152,897	144,569
Total assets	$178,716	$169,798

LIABILITIES
Accounts payable	463	66
Current income taxes payable	1,069	932
Due to affiliates	4,111	2,698
Other accrued expenses	33	36
Liabilities of discontinued operations held for sale (Note 2)	113,439	103,319
Total liabilities	$119,115	$107,051

Commitments and contingencies (Note 18)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 700,000 shares issued and outstanding as of both periods	$17,500	$17,500
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,164,123 shares issued as of both periods and 6,012,764 shares outstanding as of both periods	6	6
Additional paid-in capital	46,443	46,340
Retained earnings	(4,381)	639
Accumulated other comprehensive income (loss), net of tax	1,042	(729)
	60,610	63,756
Less: treasury stock at cost; 151,359 shares for both periods	(1,009)	(1,009)
Total shareholders’ equity	59,601	62,747
Total liabilities and shareholders’ equity	$178,716	$169,798

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue:
Net investment income	$277	$286	$734	$557
Total revenue	277	286	734	557

Expenses:
General and administrative expenses	688	303	1,641	610
Accretion of discount on Series B Preferred Shares	–	–	–	33
Loss on repurchase of Series B Preferred Shares and Performance Shares	–	–	–	612
Total expenses	688	303	1,641	1,255

Loss from continuing operations before income tax expense	(411)	(17)	(907)	(698)
Income tax benefit	(83)	(4)	(150)	(147)
Net loss from continuing operations	(328)	(13)	(757)	(551)
Net income (loss) from discontinued operations, net of income taxes	(4,204)	148	(3,677)	2,637
Net income (loss)	$(4,532)	$135	$(4,434)	$2,086

Dividends declared on Series A Preferred Shares	350	408	700	408
Income (loss) attributable to common shareholders	$(4,882)	$(273)	$(5,134)	$1,678

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.11)	$(0.07)	$(0.24)	$(0.16)
Discontinued operations	$(0.70)	$0.02	$(0.61)	$0.44
Earnings per share attributable to common shareholders	$(0.81)	$(0.05)	$(0.85)	$0.28

Weighted average common shares outstanding:
Basic and diluted	6,012,764	5,984,766	6,012,764	5,984,766

Consolidated Statement of Comprehensive Income

Net income (loss)	$(4,532)	$135	$(4,434)	$2,086
Unrealized gains (losses) on investments available for sale, net of income taxes	964	(193)	1,875	(877)
Comprehensive income	$(3,568)	$(58)	$(2,559)	$1,209

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Unaudited

($ in thousands, except share amounts)

									Accumulated
									Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2018	–	–	5,984,766	$6	151,359	$(1,009)	$47,064	$910	$(169)	$46,802
Stock compensation expense	–	–	–	–	–	–	44	–	–	44
Issuance of Series A Cumulative Preferred Stock	700,000	17,500	–	–	–	–	(1,007)	–	–	16,493
Repurchase of Performance Shares	–	–	–	–	–	–	(54)	–	–	(54)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	–	–	–	–	–	–	–	33	(33)	–
Net income	–	–	–	–	–	–	–	1,951	–	1,951
Other comprehensive loss	–	–	–	–	–	–	–	–	(684)	(684)
Balance, March 31, 2018	700,000	$17,500	5,984,766	$6	151,359	$(1,009)	$46,047	$2,894	$(886)	$64,552

Stock compensation expense	–	–	–	–	–	–	91	–	–	91
Dividends declared on Series A Preferred Shares ($0.58 per share)	–	–	–	–	–	–	–	(408)	–	(408)
Net income	–	–	–	–	–	–	–	135	–	135
Other comprehensive loss	–	–	–	–	–	–	–	–	(193)	(193)
Balance, June 30, 2018	700,000	$17,500	5,984,766	$6	151,359	$(1,009)	$46,138	$2,621	$(1,079)	$64,177

Balance, January 1, 2019	700,000	$17,500	6,012,764	$6	151,359	$(1,009)	$46,340	$639	$(729)	$62,747
Cumulative effect of adoption of Topic 842	–	–	–	–	–	–	–	10	–	10
Cumulative effect of adoption of ASU 2016-01	–	–	–	–	–	–	–	104	(104)	–
Stock compensation expense	–	–	–	–	–	–	52	–	–	52
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	–	(350)
Net income	–	–	–	–	–	–	–	98	–	98
Other comprehensive loss	–	–	–	–	–	–	–	–	911	911
Balance, March 31, 2019	700,000	$17,500	6,012,764	$6	151,359	$(1,009)	$46,392	$501	$78	$63,468

Stock compensation expense	–	–	–	–	–	–	51	–	–	51
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	–	(350)
Net loss	–	–	–	–	–	–	–	(4,532)	–	(4,532)
Other comprehensive income	–	–	–	–	–	–	–	–	964	964
Balance, June 30, 2019	700,000	$17,500	6,012,764	$6	151,359	$(1,009)	$46,443	$(4,381)	$1,042	$59,601

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)

($ in thousands)

	Six months ended June 30,
	2019	2018
Cash provided by (used in):
Operating activities:
Net income (loss)	$(4,434)	$2,086
Net (income) loss from discontinued operations	3,677	(2,637)
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on Series B Preferred Stock	–	33
Loss on repurchase of Series B Preferred Shares and Performance Shares	–	612
Net deferred income taxes	(99)	(40)
Stock compensation expense	103	135
Changes in operating assets and liabilities:
Accrued interest on surplus notes due from affiliate	(913)	(478)
Current income taxes recoverable	137	(787)
Prepaid expenses	(43)	58
Accounts payable and other accrued expenses	394	(8)
Amounts due to affiliates	1,413	6
Net cash provided (used) by operating activities – continuing operations	235	(1,020)
Net cash provided (used) by operating activities – discontinued operations	(216)	17,204
Net cash provided by operating activities	19	16,184

Investing activities:
Proceeds from maturity of surplus note due from affiliate	–	550
Net purchases of furniture and equipment	(3)	–
Purchases of limited liability investments from subsidiary	(894)	–
Net cash provided (used) by investing activities – continuing operations	(897)	550
Net cash provided (used) by investing activities – discontinued operations	3,560	(22,113)
Net cash provided (used) by investing activities	2,663	(21,563)

Financing activities:
Net proceeds from the issuance of Series A Preferred Stock	–	16,493
Repurchase of Series B Preferred Shares and Performance Shares	–	(3,300)
Payment of dividends on preferred shares	(700)	(648)
Net cash provided (used) by financing activities – continuing operations	(700)	12,545
Net cash provided (used) by financing activities – discontinued operations	(21)	(46)
Net cash provided (used) by financing activities	(721)	12,499

Net increase in cash and cash equivalents	1,961	7,120
Cash and cash equivalents at beginning of period	30,902	23,575
Cash and cash equivalents at end of period	$32,863	$30,695

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$61	$1,438
Cash paid for interest	7	5
Non-cash financing activities:
Obligation for the acquisition of vehicles under financing leases	$–	$184

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

1. Nature of Business

1347 Property Insurance Holdings, Inc. (“PIH”, the “Company”, “we”, or “us”) is an insurance holding company specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to the offering, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. As of June 30, 2019, KFSI and its affiliates no longer held any of our outstanding shares of common stock, but did hold warrants that, if exercised, would cause KFSI and its affiliates to hold an approximate 20% ownership interest in our common stock. In addition, as of June 30, 2019, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 45% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

We have four wholly owned subsidiaries: Maison Insurance Company, or “Maison”, Maison Managers Inc., or “MMI”, ClaimCor, LLC, or “ClaimCor”, and PIH Re, Ltd, or “PIH Re.”

Through Maison, we began providing property and casualty insurance to individuals in Louisiana in December 2012. In September 2015, Maison began writing manufactured home policies in the State of Texas on a direct basis, and in December 2017, Maison began writing wind/hail only policies in Florida via the assumption of policies from Florida Citizens Property Insurance Corporation (“FL Citizens”). Our current insurance offerings in Louisiana, Texas, and Florida include homeowners’ insurance, manufactured home insurance and dwelling fire insurance. We write both full peril property policies as well as wind/hail only exposures and we produce new policies through a network of independent insurance agencies. We refer to the policies we write through independent agencies as voluntary policies versus those policies we have assumed through state-run insurers such as FL Citizens, which we refer to as take-out policies.

Maison has participated in multiple take-outs from both FL Citizens, and Louisiana Citizens Property Insurance Corporation, or “LA Citizens, as well as the inaugural depopulation of policies from the Texas Windstorm Insurance Association, or “TWIA”, which occurred on December 1, 2016. Under these programs, state-approved insurance companies, such as Maison, have the opportunity to assume insurance policies written by FL Citizens, LA Citizens and TWIA. The majority of policies that we have obtained through LA Citizens as well as all of the policies we have obtained through FL Citizens and TWIA cover losses arising only from wind and hail. Prior to our assumption of policies, these policyholders may not have been able to obtain such coverage from any other marketplace.

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

ClaimCor is a claim and underwriting technical solutions company. Maison processes claims made by our policyholders through ClaimCor, and also through various third-party claims adjusting companies during times of high volume, so that we may provide responsive claims handling service when catastrophe events occur which impact many of our policyholders. We have the ultimate authority over the claims handling process, while the agencies that we appoint have no authority to settle our claims or otherwise exercise control over the claims process.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

PIH Re is the Company’s Bermuda-domiciled reinsurance subsidiary which was registered on December 6, 2018. PIH Re is still formulating its business plan and has not been party to any reinsurance transaction since its formation.

As further discussed in Note 2 below, the Company has entered into an agreement to sell its insurance operations which consist of Maison, MMI and ClaimCor, and expects to consummate the sale transaction in 2019. The Company does not intend to liquidate following the sale. The Company’s Board is currently evaluating alternatives for the use of the cash consideration to be received as a result of the sale, which are expected to include using a portion of the cash consideration to conduct the business of PIH Re, and launching a new growth strategy focused on reinsurance, investment management and new investment opportunities. The Company may also form an additional reinsurance subsidiary in a suitable jurisdiction.

2. Equity Purchase Agreement with FedNat Holding Company

On February 25, 2019, the Company, together with Maison, MMI and ClaimCor, entered into an Equity Purchase Agreement with FedNat Holding Company (“FedNat”), a Florida corporation, providing for the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor to FedNat, on the terms and subject to the conditions set forth in the agreement (the “Asset Sale”). As consideration for the sale of Maison, MMI and ClaimCor, FedNat has agreed to pay the Company $51,000, consisting of $25,500 in cash and $25,500 in FedNat common stock. In addition, upon closing of the transaction, up to $18,000 of outstanding surplus note obligations payable by Maison to the Company, plus all accrued but unpaid interest, will be repaid to the Company.

The Company’s shareholders have approved the Asset Sale. The Company has also received regulatory approval for the Asset Sale from the LDI and the FOIR. The regulatory approvals are contingent on compliance with consent orders issued by the insurance regulators. The Company currently anticipates that the Asset Sale will close in December 2019.

As of June 30, 2019, the Company concluded that the planned sale of Maison, MMI and ClaimCor has met the criteria for assets held for sale as set forth in ASC 205-20 – Discontinued Operations. Accordingly, the Company has classified the operations of Maison, MMI and ClaimCor (collectively referred to as the “disposal group”) as discontinued operations for all periods presented in this report.

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to total assets and liabilities of the disposal group classified as held for sale that are presented separately in the Company’s consolidated balance sheet as of June 30, 2019 and December 31, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

(unaudited)	June 30, 2019	December 31, 2018
Carrying amounts of major classes of assets included as part of discontinued operations
Fixed income securities, at fair value (amortized cost of $77,302 and $77,366, respectively	$78,620	$76,310
Equity investments, at fair value (cost of $- and $3,130, respectively)	–	3,263
Other investments	902	774
Cash and cash equivalents	30,559	27,236
Deferred policy acquisition costs	9,216	9,111
Premiums receivable, net of allowance of $57 and $50, respectively	2,815	7,720
Ceded unearned premiums	3,843	6,525
Reinsurance recoverable on paid losses	5,625	530
Reinsurance recoverable on loss reserves	11,560	5,661
Current income taxes recoverable	2,785	2,051
Deferred tax asset, net	945	1,014
Due from affiliate	4,111	2,698
Total major classes of assets of the discontinued operation	150,981	142,893
Other assets of the disposal group classified as held for sale in the Company’s consolidated balance sheet	1,916	1,676
Total assets of the disposal group classified as held for sale in the Company’s consolidated balance sheet	$152,897	$144,569

Carrying amounts of major classes of liabilities included as part of discontinued operations
Loss and loss adjustment expense reserves	$23,838	$15,151
Unearned premium reserves	50,252	51,907
Ceded reinsurance premiums payable	9,631	9,495
Agency commissions payable	1,257	802
Premiums collected in advance	4,110	1,840
Surplus notes plus interest due to affiliate	19,157	18,244
Accrued premium taxes and assessments	2,162	3,059
Total major classes of liabilities of the discontinued operations	110,407	100,498
Other liabilities included in the disposal group classified as held for sale	3,032	2,819
Total liabilities of the disposal group classified as held for sale in the Company’s consolidated balance sheet	$113,439	$103,319

The following table presents a reconciliation of the major classes of line items constituting pretax profit (loss) of discontinued operations to the after-tax profit (loss) of discontinued operations that are presented in the Company’s consolidated statement of operations for the three- and six-month periods ended June 30, 2019 and 2018.

(unaudited)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Major classes of line items constituting pretax profit (loss) of discontinued operations
Net premiums earned	$12,074	$13,325	$27,663	$25,940
Net investment income	769	427	1,793	805
Other income	793	509	1,567	1,056
Net losses and loss adjustment expenses	(11,447)	(6,859)	(20,726)	(11,118)
Amortization of deferred policy acquisition costs	(4,404)	(3,617)	(8,673)	(6,912)
General and administrative expenses	(2,556)	(3,163)	(5,305)	(5,877)
Interest expense on surplus notes due to affiliate	(464)	(264)	(913)	(535)
Pretax profit (loss) of discontinued operations	(5,235)	358	(4,594)	3,359
Income tax expense (benefit)	(1,031)	210	(917)	722
Total profit (loss) on discontinued operations as presented in the Company’s statement of operations	$(4,204)	$148	$(3,677)	$2,637

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

3. Significant Accounting Policies

Basis of Presentation:

These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation and Discontinued Operations:

In light of the Company’s receipt of the stockholder approval and regulatory approval required to consummate the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. Certain transactions between the Company and its subsidiaries, which have historically been eliminated upon consolidation, are shown on a gross basis in the accompanying financial statements as such transactions have occurred or are expected to occur between discontinued operations and those operations which the Company intends to continue to utilize following the consummation of the Asset Sale. These items include surplus notes in the amount of $18,000 plus approximately $1,157 in unpaid interest outstanding on these notes, which have been issued by Maison to the Company, and have been reflected as both an asset of continuing operations and liability of discontinued operations on the Company’s consolidated balance sheet as of June 30, 2019 and December 31, 2018. Interest associated with these surplus notes has also been recorded as part of net investment income as well as interest expense in discontinued operations on the Company’s consolidated statement of operations for the three and six months ended June 30, 2019 and 2018. Upon closing of the Asset Sale, up to $18,000 in surplus notes plus accrued but unpaid interest (other than default rates of interest, penalties, late fees and other related charges), will be repaid to the Company by FedNat. Similarly, approximately $4,100 due from the Company to Maison upon the assignment of certain of Maison’s investments to the Company have also been reflected as an asset of continuing operations as well as a corresponding liability under the heading due to affiliates on the Company’s consolidated balance sheet as of June 30, 2019 and December 31, 2018. Pursuant to the terms of the Asset Sale, this assignment of investments is to be settled, in cash, prior to closing of the transaction. All other significant intercompany balances and transactions have been eliminated upon consolidation.

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

Investments:

Investments in fixed income and equity securities are classified as available-for-sale and reported at estimated fair value. Unrealized gains and losses on fixed income securities are included in accumulated other comprehensive income (loss), net of tax, until sold or an other-than-temporary impairment is recognized, at which point the cumulative unrealized gains or losses are transferred to the consolidated statement of operations. Effective January 1, 2019, we adopted Accounting Standards Update No. 2016-01, Financial Instruments–Overall, requiring us to recognize unrealized gains and losses on our available-for-sale equity securities through income. See Note 4 – Recently Adopted and Issued Accounting Standards for additional information. Our fixed income and equity securities are held by the Company’s insurance subsidiary, Maison, and accordingly have been listed as part of assets of discontinued operations on the Company’s consolidated balance sheet as of June 30, 2019 and December 31, 2018.

Limited liability investments include investments in a limited partnership and a limited liability company in which the Company’s interests are deemed minor and therefore, are accounted for under the cost method of accounting which approximates the fair value of these investments. Also included in limited liability investments is an investment where the Company is a limited partner in a limited partnership, which we have determined to be a variable interest entity (VIE), in which the Company is not the primary beneficiary. The Company does not have a controlling financial interest in the limited partnership but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 47%. Accordingly, the Company has accounted for this investment under the equity method of accounting. See Note 13 – Related Party Transactions for additional information on the Company’s investment in the VIE.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

Other investments consist of short-term investments, with original maturities between three months and one year, reported at cost, which approximates estimated fair value due to their short-term nature. Other investments also include a fixed rate certificate of deposit with an original maturity of 15 months These investments are held by the Company’s insurance subsidiary, Maison and accordingly have been listed as part of assets of discontinued operations on the Company’s consolidated balance sheet as of June 30, 2019 and December 31, 2018.

Realized gains and losses on sales of investments are determined on a first-in, first-out basis, and are included in net investment income.

Interest income is included in net investment income and is recorded as it accrues.

The Company accounts for its investments using trade date accounting.

The Company conducts a quarterly review to identify and evaluate investments that show objective indications of possible impairment. Impairment is charged to the consolidated statement of operations if the fair value of the instrument falls below its amortized cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes, whereby deferred income tax assets and liabilities are recognized for (i) the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and (ii) loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not, and a valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. Current federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit).

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

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

Rent expense for the Company’s office leases is recognized on a straight-line basis over the term of the lease. Rent expense was $248 and $207 for the six months ended June 30, 2019 and 2018, respectively.

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

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with two major U.S. domestic banking institutions and two regional banks headquartered in the Eastern U.S. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At June 30, 2019 the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

The Company also has risk associated with the lack of geographic diversification due to the fact that Maison exclusively underwrites policies in Louisiana, Texas and Florida. Maison insures personal property located in 63 of the 64 parishes in Louisiana, 212 of the 254 counties which comprise the State of Texas, and 31 of the 67 counties which comprise the State of Florida. As of June 30, 2019, these policies are concentrated within Saint Tammany Parish, LA (5.7%), Jefferson Parish, LA (5.5%), Tarrant County, TX (5.5%), and Collin County, TX (5.2%); all of which are expressed as a percentage of our total direct and assumed policies in all states. No other parish in Louisiana nor county in Texas or Florida individually has over 5.0% of our total direct and assumed policies as of June 30, 2019.

Revenue Recognition:

Premium revenue is recognized on a pro rata basis over the term of the respective policy contract. Unearned premium reserves represent the portion of premium written that is applicable to the unexpired term of policies in force.

Service charges on installment premiums are recognized as income upon receipt of related installment payments and are reflected in other income.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

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

The Company has also issued restricted stock units (“RSUs”) to certain of its employees and directors which have been accounted for as equity-based awards since, upon vesting, they are required to be settled in the Company’s common shares. The Company used the fair value of the Company’s common stock on the date the RSUs were issued to estimate the grant date fair value of those RSUs which vest solely based upon the passage of time, as well as a Monte Carlo valuation model to estimate the fair value of those RSUs which vest solely upon market-based conditions. The fair value of each RSU is recorded as compensation expense over the requisite service period, which is generally the expected period over which the awards will vest. In the case of those RSUs which vest upon market-based conditions, should the market-based condition be achieved prior to the expiration of the derived service period, any unrecognized cost will be recorded as compensation expense in the period in which the RSUs actually vest.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

4. Recently Adopted and Issued Accounting Standards

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

ASU 2016-01: Financial Instruments-Overall:

In January 2016, the FASB issued ASU 2016-01: Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. Most significantly, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income. The Company adopted ASU 2016-01 effective January 1, 2019, resulting in a cumulative-effect adjustment to retained earnings in the amount of $104, representing the after-tax unrealized holding gains in accumulated other comprehensive income as of December 31, 2018, related to the Company’s available-for-sale equity securities. Subsequent changes in the estimated fair value of the Company’s equity securities have now been recognized in the Company’s consolidated statement of operations rather than in comprehensive income.

ASU 2016-02: Leases:

In February 2016, the FASB issued ASU 2016-02: Leases. ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under the previous guidance for lessees, leases were only included on the consolidated balance sheet if certain criteria, classifying the agreement as a capital lease, were met. This update requires the recognition of a right-of-use asset and a corresponding lease liability, discounted to present value, for all leases that extend beyond 12 months. The Company adopted this guidance effective January 1, 2019, using the modified retrospective method, under which we elected the package of practical expedients and transition provisions allowing us to bring our existing operating leases onto the Company’s consolidated balance sheet without adjusting comparative periods. We have operating leases for our facilities, which resulted in a cumulative-effect adjustment to retained earnings in the amount of $10, as well as the recognition of both a right-of-use asset and lease liability in the amount of $314. Right-of-use assets are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

The Company’s right-of-use assets and lease liabilities have been reflected in the Company’s consolidated balance sheet in Assets of discontinued operations and Liabilities of discontinued operations, respectively, as the Company’s leases are intended to be sold with the insurance operations of the business pursuant to the terms of the Equity Purchase Agreement dated February 25, 2019.

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

5. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on the Company’s investments in fixed income and equity securities at June 30, 2019 and December 31, 2018 is as shown in the following table. The Company’s fixed income securities are intended to be sold by the Company pursuant to the terms of the Equity Purchase Agreement dated February 25, 2019, and, as such, have been reflected in the Company’s consolidated balance sheet as assets of discontinued operations as of June 30, 2019 and December 31, 2018. Additionally, pursuant to the Equity Purchase Agreement, the Company has sold its equity securities as of June 30, 2019, other than the limited liability investments discussed below.

As of June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government	$8,700	$107	$(8)	$8,799
State municipalities and political subdivisions	6,376	76	(3)	6,449
Asset-backed securities and collateralized mortgage obligations	32,990	635	(70)	33,555
Corporate	29,236	597	(16)	29,817
Total fixed income securities	$77,302	$1,415	$(97)	$78,620

As of December 31, 2018
Fixed income securities:
U.S. government	$8,458	$22	$(58)	$8,422
State municipalities and political subdivisions	6,508	3	(83)	6,428
Asset-backed securities and collateralized mortgage obligations	33,153	72	(433)	32,792
Corporate	29,247	25	(604)	28,668
Total fixed income securities	77,366	122	(1,178)	76,310
Equity securities:
Common stock	2,939	141	(3)	3,077
Warrants to purchase common stock	129	17	(23)	123
Rights to purchase common stock	62	5	(4)	63
Total equity securities	3,130	163	(30)	3,263
Total fixed income and equity securities	$80,496	$285	$(1,208)	$79,573

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

The table below summarizes the Company’s fixed income securities at June 30, 2019 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value
One year or less	$4,017	$4,013
More than one to five years	38,535	38,988
More than five to ten years	10,329	10,705
More than ten years	24,421	24,914
Total	$77,302	$78,620

The following table highlights, by loss position and security type, those fixed income and equity securities in unrealized loss positions as of June 30, 2019 and December 31, 2018. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions. There were 114 and 336 fixed income investments that were in unrealized loss positions as of June 30, 2019 and December 31, 2018, respectively. The Company did not hold any equity securities as of June 30, 2019, other than the limited liability investments discussed below, and held 21 equity securities in unrealized loss positions at December 31, 2018.

	Less than 12 Months		Greater than 12 Months		Total
As of June 30, 2019	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Fixed income securities:
U.S. government	$–	$–	$2,335	$(8)	$2,335	$(8)
State municipalities and political subdivisions	23	–	882	(3)	905	(3)
Asset-backed securities and collateralized mortgage obligations	1,188	(2)	8,041	(68)	9,229	(70)
Corporate	510	–	3,520	(16)	4,030	(16)
Total fixed income securities	$1,721	$(2)	$14,778	$(95)	$16,499	$(97)

As of December 31, 2018
Fixed income securities:
U.S. government	$4,552	$(10)	$2,300	$(48)	$6,852	$(58)
State municipalities and political subdivisions	1,145	(5)	4,681	(78)	5,826	(83)
Asset-backed securities and collateralized mortgage obligations	8,682	(48)	14,864	(385)	23,546	(433)
Corporate	11,087	(204)	13,917	(400)	25,004	(604)
Total fixed income securities	25,466	(267)	35,762	(911)	61,228	(1,178)
Equity securities:
Common stock	149	(3)	-	-	149	(3)
Warrants to purchase common stock	84	(23)	-	-	84	(23)
Rights to purchase common stock	25	(4)	-	-	25	(4)
Total equity securities	258	(30)	-		258	(30)
Total fixed income and equity securities	$25,724	$(297)	$35,762	$(911)	$61,486	$(1,208)

Under the terms of the certificate of authority granted to Maison by the TDI, Maison is required to pledge assets totaling approximately $2,000 with the State of Texas. These assets consist of cash and various fixed income securities listed in the preceding tables which have an amortized cost basis of $2,000 and estimated fair value of $2,004 as of June 30, 2019.

The Company’s limited liability investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company had a total potential commitment of $935 related to these investments, of which the two entities have drawn down approximately $776 through June 30, 2019. The limited liability company is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016 is wholly owned by KFSI. The Company has accounted for these two investments under the cost method, as the investments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the investments or the underlying privately-owned companies.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

Additionally, on June 18, 2018 the Company invested $2,219 in FGI Metrolina Property Income Fund, LP (the “Fund”), which invests in real estate through a real estate investment trust which is wholly owned by the Fund. The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Company, a limited partner of the Fund, does not have a controlling financial interest in the Fund, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 47%. Accordingly, the Company has accounted for this investment under the equity method of accounting. The Company has committed to a total potential investment of up to $4,000 in the Fund. As of June 30, 2019, the total amount invested in the Fund was $2,719, while the carrying amount on the Company’s balance sheet was $3,105.

Pursuant to the terms of the Equity Purchase Agreement, prior to the closing of the Asset Sale, Maison intends to assign all of its right, title and interest in each of the limited liability investments to the Company in exchange for the statutory carrying value of each investment (approximately $4,100). Accordingly, these investments have been included on the Company’s consolidated balance sheet as of June 30, 2019 and December 31, 2018 as part of continuing operations. Investment income resulting from the Company’s limited liability investments has also been included in net investment income as part of continuing operations, on the Company’s consolidated statement of operations for the three and six months ended June 30, 2019 and 2018.

Also included in assets of discontinued operations on the Company’s balance sheet as of June 30, 2019 and December 31, 2018 are short-term investments, with original maturities between three months and one year, which have been recorded at cost, as well as a $300 certificate of deposit with an original term of 18 months deposited with the State of Florida pursuant to the terms of the certificate of authority issued to Maison from the OIR.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

As a result of the analysis performed by the Company, we recorded a write-down for an other-than-temporary impairment on a single equity investment resulting in a charge of $215 against net investment income in December, 2018. We recorded this write-down as a result of our analysis of the investment’s operating losses for 2018, which showed a considerable decline when compared to its results for 2017. For the Company’s remaining investments with estimated fair values less than their carrying amounts, the Company believes that these unrealized losses are primarily due to temporary market and sector-related factors rather than to issuer-specific factors. There were no write-downs for other-than-temporary impairment on our investments for the three and six months and ended June 30, 2019 and 2018.

The Company does not have any exposure to subprime mortgage-backed investments.

Net investment income from ongoing operations for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income:
Interest on surplus notes issued by Maison	$464	$265	$913	$529
Limited liability investment profit distributions	45	–	45	–
Loss on assignment of limited liability investments	(239)	–	(239)	–
Other	7	21	15	28
Net investment income	$277	$286	$734	$557

The Company has also included investment income associated with its fixed income and equity securities portfolio in discontinued operations, net of income taxes on the Company’s consolidated statement of operations for the three and six months ended June 30, 2019 and 2018 as this portfolio is intended to be sold by the Company in connection with the Asset Sale. See Note 2 for additional information.

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

Under the Company’s per-risk treaties, reinsurance recoveries are received for up to $3,400 in excess of a retention of $600. The Company estimates that the total cost of its per-risk treaty will be approximately $425 for the 2019-2020 treaty-year, which began June 1, 2019 and will end on May 31, 2020. This represents an increase of $50 from the cost of the prior treaty-year.

Historically, the Company’s excess of loss treaties were based upon a treaty year beginning on June 1st of each year and expiring on May 31st of the following year. For the treaty year beginning June 1, 2017, the Company’s excess of loss treaty covered losses of up to $170,000 in excess of a retention of $5,000 per event. For any event above $175,000, the Company purchased top, drop and aggregate coverage, with an additional limit of $25,000. The $25,000 aggregate coverage applies in total to all events occurring during each of the treaty years.

For the period beginning on June 1, 2018 and ending on December 30, 2018, the Company’s excess of loss treaty covered losses of up to $252,000 in excess of a retention of $10,000 per occurrence. Effective December 31, 2018, the Company procured an additional layer of single-limit coverage of $5,000 in excess of a retention of $5,000. Thus, for the period beginning December 31, 2018 and ending on May 31, 2019, the Company’s excess of loss treaty covered losses of up to $257,000 in excess of a retention of $5,000 per occurrence. We had also purchased reinstatement premium protection contracts to indemnify us against the potential cost of reinstatement premiums. Our coverage also reduced our retention in multiple event scenarios through the purchase of three subsequent event contracts. The first subsequent event contract had an occurrence limit of $6,000, an occurrence retention of $4,000, and was subject to an otherwise recoverable amount of $6,000. The second subsequent event contract had an occurrence limit of $3,000, an occurrence retention of $1,000, and was subject to an otherwise recoverable amount of $6,000. Both subsequent event contracts included one prepaid reinstatement. The third subsequent event contract provided $10,000 of additional reinstatement limit for the first layer of the catastrophe program and attaches after the first reinstatement has been completely exhausted. Furthermore, for the Florida Hurricane Catastrophe Fund Reimbursement Contracts effective June 1, 2018, the Company has elected 45% coverage on its Florida exposures.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

The Company’s total cost of its excess of loss reinsurance program, inclusive of brokerage fees, was approximately $34,400 for the 2018-2019 treaty-year.

Given the pending sale of Maison, the Company and FedNat agreed to combine their 2019-2020 excess of loss catastrophe reinsurance program into a single program (the “Program”). In order to facilitate this process, the Company purchased an excess of loss stub treaty covering the month of June 2019. Under this treaty, Maison could recover one limit of $5,000 in excess of $5,000 and two limits of $205,000 in excess of $10,000 for a total cost of approximately $6,000.

Under the Program, effective July 1, 2019, Maison has entered into a combined program with the two wholly owned insurance subsidiaries of FedNat, FedNat Insurance Company (“FNIC”) and Monarch National Insurance Company (“Monarch”). The Program provides approximately $1,280,000 of single-event coverage, and aggregate coverage of $1,840,000. Maison’s single-event retention will be $5,000 and includes one prepaid automatic reinstatement. Additionally, the Program is structured such that coverage is provided in layers, with a cascading feature which allows substantially all layers to attach after $5,000 in losses for Maison. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Any unused layer of protection cascades for subsequent events until exhausted. The reinsurers participating in the Program currently have an A.M. Best Company or Standard & Poor’s rating of “A-” or better, or have fully collateralized their maximum potential obligations in dedicated trusts.

The full cost of the Program for Maison, FNIC, and Monarch combined is expected to be approximately $204,700, of which Maison’s total cost is anticipated to be approximately $42,700.

Maison has also assumed premium via the depopulation of policies from FL Citizens on both December 19, 2017 and December 18, 2018. The policies assumed from FL Citizens are primarily along the coast of Florida and cover the perils of wind and hail only.

The impact of reinsurance treaties on the Company is as shown in the following table and has been presented as part of discontinued operations in the Company’s financial statements presented in this report.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Premium written:
Direct	$29,198	$27,736	$47,896	$44,524
Assumed	(60)	(60)	(179)	(228)
Ceded	(10,205)	(9,433)	(19,027)	(15,518)
Net premium written	$18,933	$18,243	$28,690	$28,778

Premium earned:
Direct	$23,301	$18,301	$46,034	$34,845
Assumed	1,452	1,786	3,338	3,988
Ceded	(12,679)	(6,762)	(21,709)	(12,893)
Net premium earned	$12,074	$13,325	$27,663	$25,940

Losses and LAE incurred:
Direct	$21,775	$13,176	$43,142	$18,690
Assumed	(255)	170	(239)	(131)
Ceded	(10,073)	(6,487)	(22,177)	(7,441)
Net losses and LAE incurred	$11,447	$6,859	$20,726	$11,118

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

DPAC as well as the related amortization expense associated with DPAC for the three and six months ended June 30, 2019 and 2018, is as shown in the following table and has been presented as part of discontinued operations in the Company’s financial statements presented in this report.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Balance, beginning of period, net	$8,234	$6,766	$9,111	$6,785
Additions	5,386	5,526	8,778	8,802
Amortization	(4,404)	(3,617)	(8,673)	(6,912)
Balance, June 30, net	$9,216	$8,675	$9,216	$8,675

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

The Company’s evaluation of the adequacy of loss and LAE reserves includes a re-estimation of the liability for loss and LAE reserves relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision, net of amounts recoverable from reinsurers, for the three and six months ended June 30, 2019 and 2018 were as shown in the following table and have been presented as part of discontinued operations in the Company’s financial statements presented in this report.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Balance, beginning of period, gross of reinsurance	$27,810	$11,454	$15,151	$13,488
Less reinsurance recoverable on loss and LAE expense reserves	(16,336)	(6,136)	(5,661)	(8,971)
Balance, beginning of period, net of reinsurance	11,474	5,318	9,490	4,517
Incurred related to:
Current year	12,057	8,094	21,449	12,917
Prior years	(610)	(1,235)	(723)	(1,799)
Paid related to:
Current year	(8,677)	(4,903)	(12,235)	(7,335)
Prior years	(1,966)	(324)	(5,703)	(1,350)
Balance, June 30, net of reinsurance	12,278	6,950	12,278	6,950
Plus reinsurance recoverable related to loss and LAE expense reserves	11,560	6,867	11,560	6,867
Balance, June 30, gross of reinsurance	$23,838	$13,817	$23,838	$13,817

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

9. Income Taxes

Income tax expense for the three and six months ended June 30, 2019 and 2018 varies from the amount that would result by applying the applicable statutory federal income tax rate to income before income taxes as summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Income tax expense at statutory income tax rate of 21%	$(1,185)	$72	$(1,155)	$559
State income tax (net of federal tax benefit)	66	127	43	4
Share-based compensation	4	–	40	–
Other	1	7	5	12
Income tax expense (benefit)	$(1,114)	$206	$(1,067)	$575

Income tax expense (benefit)–from continuing operations	$(83)	$(4)	$(150)	$(147)
Income tax expense (benefit)–from discontinued operations	$(1,031)	$210	$(917)	$722

The Company carries a net deferred income tax asset of $1,309 and $1,279 at June 30, 2019 and December 31, 2018, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income. Significant components of the Company’s net deferred tax assets are as follows:

	June 30, 2019	December 31, 2018
Deferred income tax assets:
Loss and loss adjustment expense reserves	$113	$87
Unearned premium reserves	2,122	1,983
Investments	–	216
Share-based compensation	238	257
Deferred fee income	342	357
State deferred taxes	336	247
Net operating loss carryforward	432	–
Other	75	81
Deferred income tax assets	$3,658	$3,228

Deferred income tax liabilities:
Deferred policy acquisition costs	$1,935	$1,913
Investments	384	–
Other	30	36
Deferred income tax liabilities	$2,349	$1,949

Net deferred income tax assets	$1,309	$1,279

Net DTA – from continuing operations	$364	$265
Net DTA – from discontinued operations	$945	$1,014

As of June 30, 2019, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $2,058, which will be available to offset future taxable income. Approximately $1,727 of the Company’s NOLs will expire on December 31, 2039, while the remaining $331 of the Company’s NOLs do not expire under current tax law.

As of June 30, 2019, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

10. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic and diluted:
Net income (loss) (in thousands)	$(4,532)	$135	$(4,434)	$2,086
Less: dividends declared on Series A Preferred Shares	(350)	(408)	(700)	(408)
Income (loss) attributable to common shareholders	$(4,882)	$(273)	$(5,134)	$1,678
Weighted average common shares outstanding	6,012,764	5,984,766	6,012,764	5,984,766
Earnings (loss) per share attributable to common shareholders	$(0.81)	$(0.05)	$(0.85)	$0.28

Net loss from continuing operations	$(328)	$(13)	$(757)	$(551)
Less: dividends declared on Series A Preferred Shares	(350)	(408)	(700)	(408)
Loss from continuing operations attributable to common shareholders	(678)	(421)	(1,457)	(959)
Weighted average common shares outstanding	6,012,764	5,984,766	6,012,764	5,984,766
Loss per common share from continuing operations	$(0.11)	$(0.07)	$(0.24)	$(0.16)

Discontinued operations, net of income taxes	$(4,204)	$148	$(3,677)	$2,637
Weighted average common shares outstanding	6,012,764	5,984,766	6,012,764	5,984,766
Earnings (loss) per common share from discontinued operations	$(0.70)	$0.02	$(0.61)	$0.44

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

The following potentially dilutive securities outstanding as of June 30, 2019 and 2018 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of June 30,
	2019	2018
Options to purchase common stock	–	177,456
Warrants to purchase common stock	1,500,000	1,906,875
Restricted stock units	147,910	264,884
Performance shares(1)	–	375,000
	1,647,250	2,724,215

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

Stock Options

For the three and six months ended June 30, 2019, a total of 14,155 and 177,456 of the Company’s stock options expired unexercised, respectively. The stock options had a weighted average exercise price of $8.69 per share and $8.06 per share for the three- and six-month periods ended June 30, 2019, respectively. There were no grants or exercises of the Company’s stock options for the six months ended June 30, 2019. The Company did not have any employee stock options outstanding as of June 30, 2019.

Restricted Stock Units

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

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

Also on August 22, 2018, the Company modified its compensation program for all non-employee directors of the Company, effective September 1, 2018. The modified compensation program allows for an annual grant of RSUs with a value of $40, vesting in five equal annual installments, beginning with the first anniversary of the grant date. Accordingly, on August 22, 2018, the Board issued 5,714 RSUs to each of the Company’s six non-employee directors with a value of $40. Furthermore, on January 11, 2019, the Company’s board of directors appointed two new directors to the Board, Ambassador Rita Hayes and Dr. Marsha G. King, resulting in the issuance of 5,397 RSUs to each of the directors, representing their pro-rata share of the RSU grant issued to each of the Company’s directors on an annual basis. The following table summarizes RSU activity for the six months ended June 30, 2019.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2018	128,830	$6.27
Granted	171,338	7.48
Vested	(26,998)	7.20
Forfeited	(136,054)	7.60
Non-vested units, December 31, 2018	137,116	$6.27
Granted	10,794	4.94
Vested	–	–
Forfeited	–	–
Non-vested units, June 30, 2019	147,910	$6.18

Total stock-based compensation expense for the six months ended June 30, 2019 and 2018 was $103 and $135, respectively. As of June 30, 2019, total unrecognized stock compensation expense of $758 remains, which will be recognized through December 31, 2023. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense and has been included in net loss from continuing operations.

Warrants

For the six months ended June 30, 2019, a total of 406,875 warrants expired having a weighted average exercise price of $9.69. Warrants were neither granted nor exercised during the six-month period. As of June 30, 2019, the Company had 1,500,000 warrants outstanding with an exercise price of $15.00 which expire on February 24, 2022.

12. Shareholders’ Equity

Grant of Bonus Shares to Chief Financial Officer

On August 22, 2018, the Company’s Board of Directors granted 1,000 shares of the Company’s common stock to the Company’s Vice President and Chief Financial Officer, John S. Hill, as previously discussed in Note 11 – Options, Warrants and Restricted Stock Units.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 shares of the Preferred Stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share. Also, on March 26, 2018, we issued an additional 60,000 shares of Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018 when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Preferred Stock was on June 1, 2018. For the quarters ended June 30, 2019 and 2018, the Company declared dividends of $350 and $408, respectively, on the Preferred Stock. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Preferred Stock per year. The Company’s Board of Directors declared the third quarter 2019 dividend on the shares of Series A Preferred Stock on August 13, 2019.

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

Termination of Performance Share Grant Agreement

On July 24, 2018, the Company entered into a Termination Agreement with Kingsway America, Inc. (“KAI”, a wholly owned subsidiary of KFSI) pursuant to which KAI agreed to terminate the Performance Share Grant Agreement (“PSGA”) dated March 26, 2014, between the Company and KAI in exchange for a payment of $1,000 from the Company, which has been recorded as a charge under the heading Loss on repurchase of Series B Preferred Shares and Performance Shares on the Company’s consolidated statement of operations for year ended December 31, 2018. As a result of the Termination Agreement, KAI has no further rights to any of the performance share grants contemplated by the PSGA. Under the PSGA, KAI was entitled to receive up to an aggregate of 375,000 shares of our common stock upon achievement of certain milestones regarding our stock price. Mr. Larry G. Swets, Jr., who is a director of the Company, served as Chief Executive Officer and Director of KFSI on the date the Company entered into the Termination Agreement. The Company did not issue any shares under the PSGA while the PSGA was outstanding. The Termination Agreement was approved by a special committee of the Board of Directors of the Company consisting solely of independent directors.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

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

On January 2, 2018, the Company entered into a Stock Purchase Agreement with 1347 Advisors and IWS Acquisition Corporation, pursuant to which the Company repurchased 60,000 Series B Preferred Shares from 1347 Advisors for an aggregate purchase price of $1,740, representing (i) the par value of the Series B Preferred Shares, or $1,500; and (ii) declared and unpaid dividends with respect to the dividend payment due on February 23, 2018, or $240. Also in connection with the Stock Purchase Agreement, the Performance Shares Grant Agreement, dated February 24, 2015, between the Company and 1347 Advisors was terminated. In connection with the termination, the Company made a cash payment of $300 to 1347 Advisors. Upon termination of the MSA Agreement, the Company recorded an increase of approximately $54 to additional paid in capital, representing the estimated fair value of the Performance Share Grant Agreement on the grant date. Upon the termination of the Performance Share Grant Agreement, we compared the amount previously recorded in additional paid in capital to the amount paid to terminate the agreement, resulting in a reversal of the $54 originally recorded to additional paid in capital as well as a charge of $246 recorded to Loss on repurchase of Series B Preferred Shares and Performance Shares on the Company’s consolidated statement of operations for the six months ended June 30, 2018.

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

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the shares had a mandatory redemption date of February 24, 2020, applicable guidance required that we classify the shares as a liability on our consolidated balance sheet, rather than recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 redemption amount plus dividends expected to be paid on the shares while outstanding, discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $33 has been charged to continuing operations for the six months ended June 30, 2018. Upon our repurchase of the Series B Preferred Shares in both January and February 2018, we compared the amortized carrying amount of the liability to the amount paid to repurchase the shares, resulting in a charge of $366 to Loss on repurchase of Series B Preferred Shares and Performance Shares on the Company’s consolidated statement of operations for the six months ended June 30, 2018.

Investment in Limited Liability Company and Limited Partnership

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $341 as of June 30, 2019. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016.

As of June 30, 2019, the Company has invested $2,719 as a limited partner in Metrolina Property Income Fund, LP (the “Fund”). The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Fund’s investment program is managed by FGI Funds Management LLC, an affiliate of FGI, which, with its affiliates, is the largest stockholder of the Company. The Company’s investment represents an approximate 47% ownership stake in the Fund.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

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

As of June 30, 2019, the total assets of the Fund were $5,573. Our maximum exposure to loss associated with our investment in the Fund was $2,719 as of June 30, 2019. The Company’s maximum exposure to loss associated with the Fund is limited to our investment; however, the Company has committed to invest up to $4,000 in the Fund. Our investment is reflected on our consolidated balance sheet under the heading Limited liability investments. Although it is not the Company’s intent, should the Company’s ownership percentage in the Fund exceed 50% of the total ownership interest in the Fund, we would be required to consolidate the Fund’s financial statements with our results in future periods as we would be deemed to have a controlling interest in the Fund.

14. Accumulated Other Comprehensive Income (Loss)

The table below details the change in the balance of each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2019 and 2018 and has been presented as part of discontinued operations in the Company’s financial statements included in this report.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Unrealized gains (losses) on available-for-sale securities:
Balance, beginning of period	$78	$(886)	$(729)	$(169)
Other comprehensive income (loss) before reclassifications	1,228	(278)	2,333	(1,139)
Amounts reclassified from accumulated other comprehensive income (loss)	(8)	34	13	63
Income taxes	(256)	51	(471)	199
Net current-period other comprehensive income (loss)	964	(193)	1,875	(877)
Reclassifications due to adoption of new accounting standards	–	–	(104)	(33)
Balance, June 30	$1,042	$(1,079)	$1,042	$(1,079)

15. Fair Value of Financial Instruments

Fair value is best evidenced by quoted bid or ask price, as appropriate, in an active market. Where bid or ask prices are not available, such as in an illiquid or inactive market, the closing price of the most recent transaction of that instrument subject to appropriate adjustments as required is used. Where quoted market prices are not available, the quoted prices of similar financial instruments or valuation models with observable market-based inputs are used to estimate the fair value. These valuation models may use multiple observable market inputs, including observable interest rates, foreign exchange rates, index levels, credit spreads, equity prices, counterparty credit quality, corresponding market volatility levels and option volatilities. Minimal management judgment is required for fair values calculated using quoted market prices or observable market inputs for models. Greater subjectivity is required when making valuation adjustments for financial instruments in inactive markets or when using models where observable parameters do not exist. Also, the calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values. For the Company’s financial instruments carried at cost or amortized cost, the book value is not adjusted to reflect increases or decreases in fair value due to market fluctuations, including those due to interest rate changes, as it is the Company’s intention to hold them until there is a recovery of fair value, which may be to maturity.

The Company classifies its investments in fixed income and equity securities as available-for-sale and reports these investments at fair value. Fair values of fixed income securities for which no active market exists are derived from quoted market prices of similar instruments or other third-party evidence.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

The FASB has issued guidance that defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.

●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly, for substantially the full-term of the financial instrument.

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the measurement of fair value.

Financial instruments measured at fair value as of June 30, 2019 and December 31, 2018 in accordance with this guidance are as follows.

June 30, 2019	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. government	$–	$8,799	$–	$8,799
State municipalities and political subdivisions	–	6,449	–	6,449
Asset-backed securities and collateralized mortgage obligations	–	33,555	–	33,555
Corporate	–	29,817	–	29,817
Total fixed income securities	$–	$78,620	$–	$78,620

December 31, 2018
Fixed income securities:
U.S. government	$-	$8,422	$-	$8,422
State municipalities and political subdivisions	-	6,428	-	6,428
Asset-backed securities and collateralized mortgage obligations	-	32,792	-	32,792
Corporate	-	28,668	-	28,668
Total fixed income securities	$-	$76,310	$-	$76,310

Equity securities:
Common stock	3,077	-	-	3,077
Warrants to purchase common stock	123	-	-	123
Rights to purchase common stock	63	-	-	63
Total equity securities	$3,263	$-	$-	$3,263

Total fixed income and equity securities	$3,263	$76,310	$-	$79,573

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

Statutory Surplus and Capital Requirements

In order to retain its certificates of authority in Louisiana and Florida, Maison is required to maintain a minimum capital surplus of $5,000 and $35,000, respectively. As of June 30, 2019, Maison’s capital surplus was $39,396.

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

States routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of June 30, 2019, Maison held certificates of deposit with an estimated fair value of approximately $100 and $300 as a deposit with the LDI and FOIR, respectively. Maison also held cash and investment securities with an estimated fair value of approximately $2,004 as a deposit with the TDI.

Surplus Notes

PIH, as the parent company of Maison, is subject to the insurance holding company laws of the State of Louisiana, which, among other things, regulate the terms of surplus notes issued by insurers to their parent company. As of June 30, 2019, Maison’s capital includes six surplus notes issued to PIH in the aggregate amount of $18,000, all of which were approved by the LDI prior to their issuance. Interest payments on the notes are due annually and are also subject to prior approval by the LDI. The Company’s surplus notes, as of June 30, 2019, are as follows.

Date of Issuance	Maturity Date	Interest Rate	Principal Amount as of June 30, 2019	Principal Amount as of December 31, 2018
December 21, 2015	December 21, 2019	10.0%	$850	$850
September 29, 2016	September 29, 2020	10.0%	3,450	3,450
September 28, 2017	September 28, 2019	10.0%	2,950	2,950
December 28, 2017	December 28, 2019	10.0%	2,300	2,300
November 14, 2018	November 14, 2020	10.0%	5,250	5,250
December 27, 2018	December 27, 2020	9.25%	3,200	3,200
			$18,000	$18,000
Accrued interest			1,157	244
Surplus notes receivable from affiliate			$19,157	$18,244

Upon closing of the Asset Sale, up to $18,000 in surplus notes plus accrued but unpaid interest (other than default rates of interest, penalties, late fees and other related charges), will be repaid to the Company by FedNat. Accordingly, the surplus notes have been shown on a gross basis as both an asset of continuing operations and liability of discontinued operations on the Company’s consolidated balance sheet as of June 30, 2019 and December 31, 2018. Interest associated with the surplus notes has also been recorded as part of net investment income as well as interest expense in discontinued operations on the Company’s consolidated statement of operations for the three and six months ended June 30, 2019 and 2018.

Restrictions on Payments from our Subsidiary Companies

As an insurance holding company, we are dependent on dividends and other permitted payments from our subsidiary companies to serve as operating capital. The ability of Maison to pay dividends to us is subject to certain restrictions imposed under Louisiana insurance law, which is the state of domicile for Maison. Dividend payments from Maison may be further restricted pursuant to consent agreements entered into with the LDI and the FOIR as a condition of our licensure in each state. Interest payments on the surplus notes issued to us by Maison are also subject to the prior approval of the LDI. Our other subsidiary companies collect the majority of their revenue through their affiliation with Maison. Our subsidiary company, MMI, earns commission income from Maison for underwriting, policy administration, claims handling, and other services provided to Maison. Our subsidiary company, ClaimCor, earns claims adjusting income for adjusting certain of the claims of Maison’s policyholders. While dividend payments from our other subsidiaries are not restricted under insurance law, the underlying contracts between Maison and our other subsidiary companies are regulated by, and subject to the approval of, insurance regulators.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

17. Commercial Line of Credit Facility

On April 23, 2018, the Company and MMI (collectively, the “Borrowers”) executed a Commercial Business Loan Agreement and related Promissory Note (collectively, the “Loan Agreement”) with Hancock Bank, a trade name for Whitney Bank (the “Lender”). The Loan Agreement provided for a revolving line of credit of $5,000. The line of credit expired pursuant to its terms on April 19, 2019. The Borrowers did not draw down funds under the Loan Agreement during the period it was outstanding.

18. Commitments and Contingencies

Legal Proceedings:

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves. In addition, the Company’s estimate of ultimate loss and loss adjustment expenses may change. These additional liabilities, or increases in estimates, or a range of either, cannot be reasonably estimated, and could result in consolidated statement of operations charges that could be material to the Company’s results of operations in future periods.

Operating Lease Commitments:

Our management services subsidiary MMI has entered into leases for the use of office space in Baton Rouge, LA, Dallas, TX, and Tampa, FL. Pursuant to our adoption of FASB Topic 842 – Leases, effective January 1, 2019, we recorded a right-of-use asset and corresponding lease liability in the amount of $314 on the date of adoption, pertaining to our Baton Rouge and Dallas leases. We did not recognize a right-of-use asset or related lease liability for our facility lease in Tampa as the lease term on the date of adoption was less than twelve months, expiring in October 2019. Such lease payments have been recorded in the Company’s consolidated statement of operations as part of discontinued operations in the period in which the obligation for those payments was incurred as the Company’s leases are intended to be included as part of the sale of the Company’s insurance operations in the Asset Sale. Future minimum lease payments on our Tampa facility as of June 30, 2019 were $106, all of which will be incurred in 2019.

As of June 30, 2019, the balance of the right-of-use assets was $244 and lease liabilities was $245, both of which are reflected on the Company’s consolidated balance sheet as assets and liabilities of discontinued operations, respectively. The weighted-average remaining lease term for our operating leases (excluding the short-term Tampa lease) is 1.7 years, while the weighted-average discount rate used in the determination of our lease liabilities was 5.5%.

Future minimum lease payments as of June 30, 2019 were as follows:

Year ending June 30,
2020	$154
2021	103
Total undiscounted lease payments	$257

Less: imputed interest	(12)
Total discounted lease payments (lease liability at June 30, 2019)	$245

On May 20, 2019, MMI entered into a lease agreement which is intended to replace the Company’s expiring lease for space in Tampa, FL. The lease will commence November 1, 2019 (or the date MMI takes possession of the premises, if earlier) and consists of approximately six thousand square feet. Total minimum rent will be approximately $444 over the 63-month term of the lease.

Financing Lease Commitments:

In March 2018, MMI entered into an agreement to lease vehicles for the use of our sales representatives in Louisiana, Texas and Florida, which have been recorded as financing leases having a carrying value of approximately $97 as of June 30, 2019, which are reflected as liabilities from discontinued operations in the Company’s consolidated balance sheet as of June 30, 2019 and December 31, 2018. Future minimum lease payments, together with the present value of the net minimum lease payments as of June 30, 2019, are presented in the following table.

Year ending June 30,
2020	$57
2021	53
Total minimum lease payments	110
Less: amount representing estimated executory costs included in total minimum lease payments	–
Net minimum lease payments	110
Less: amount representing interest	(13)
Present value of minimum lease payments	$97

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

Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, (ii) delayed application of newly adopted or revised accounting standards, (iii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iv) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering (December 31, 2019), (iii) the date on which we have, during the previous three-year period, issued more than $1,000,000 in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We expect to lose our emerging growth company status as of December 31, 2019.

Cautionary Note about Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “can,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “evaluate,” “forecast,” “goal,” “guidance,” “indicate,” “intend,” “likely,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probable,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “view,” “will,” “would,” “will be,” “will continue,” “will likely result” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these to be reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Management cautions that the forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized, or the forward-looking events and circumstances will occur.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Factors that might cause such a difference include, without limitation: our limited operating history as a publicly traded company and status as an emerging growth company; our ability to obtain market share; our ability to access capital; changes in economic, business and industry conditions; legal, regulatory and tax developments; our ability to comply with regulations imposed by the states of Louisiana, Texas and Florida and the other states where we may do business in the future; the ability of our insurance subsidiary, Maison Insurance Company, to meet minimum capital and surplus requirements; our ability to participate in take-out programs; our ability to expand our business to other states; the level of demand for our coverage and the incidence of catastrophic events related to our coverage; our ability to compete with other insurance companies; inadequate loss and loss adjustment expense reserves; effects of emerging claim and coverage issues; the failure of third party adjusters to properly evaluate claims or the failure of our claims handling administrator to pay claims fairly; investment losses; climate change and increasing occurrences of weather-related events; increased litigation in the insurance industry; non-availability of reinsurance; our ability to recover amounts due from reinsurers; reinsurance costs allocated to Maison Insurance Company; increased reinsurance costs incurred by the Company; the accuracy of models used to predict future losses; failure of risk mitigation strategies and/or loss limitation methods; Maison Insurance Company’s failure to maintain certain rating levels; our ability to establish and maintain an effective system of internal controls; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; failure of our information technology systems, data breaches and cyber-attacks; the ability of our third-party policy administrator to properly handle our policy administration process; the requirements of being a public company; our ability to develop and implement new technologies; our ability to accurately price the risks that we underwrite; the amount of operating resources necessary to develop future new insurance policies; assumptions related to the rate at which our existing policies will renew; our status as an insurance holding company; the ability of our subsidiaries to pay dividends to us; our ability to attract and retain qualified personnel, including independent agents; the impact of tax reform; risks or disruptions to our business as a result of the proposed sale of three of the Company’s subsidiaries, which constitutes the sale of substantially all of the Company’s assets (the “Asset Sale”); the occurrence of any event, change or other circumstance that could give rise to the termination of the Equity Purchase Agreement governing the terms of the Asset Sale; an inability to complete the Asset Sale due to a failure of any condition to the closing of the Asset Sale to be satisfied or waived by the applicable party; our ability to spend or invest the net proceeds from the Asset Sale in a manner that yields a favorable return; potential conflicts of interest of certain of our executive officers in the Asset Sale; the outcome of any litigation we may become subject to relating to the Asset Sale; an increase in the amount of costs, fees and expenses and other charges related to the Equity Purchase Agreement or the Asset Sale; risks arising from the diversion of management’s attention from our ongoing business operations; a decline in the market price for our common shares if the Asset Sale is not completed; a lack of alternative potential transactions if the Asset Sale is not completed; volatility or decline of the shares of FedNat Holding Company common stock to be received by us as consideration in the Asset Sale or limitations on our ability to sell or otherwise dispose of such shares; risks of being a minority stockholder of FedNat Holding Company if the Asset Sale is completed; disruptions in our operations from the Asset Sale that prevent us from realizing intended benefits of the Asset Sale; risks associated with our inability to identify and realize business opportunities, and undertaking of any new such opportunities, following the Asset Sale; our inability to execute on our reinsurance, investment and investment management strategy; potential loss of value of investments; risk of becoming an investment company; risks of being unable to attract and retain qualified management and personnel to implement and execute on our growth strategy following completion of the Asset Sale; and risks of our inability to continue to satisfy the continued listing standards of the Nasdaq following completion of the Asset Sale.

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

Overview

1347 Property Insurance Holdings, Inc. is an insurance holding company specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. These markets are characterized as regions where larger, national insurers have reduced their market share in favor of other, less catastrophe exposed markets. These markets are also characterized by state-administered residual insurers controlling large market shares. These unique markets can trace their roots to Hurricane Andrew, after which larger national carriers limited their capital allocation and approaches to property risk aggregation. These trends accelerated again after back to back exceptionally active hurricane seasons in 2004 and 2005. However, the decade following Hurricane Katrina in 2005, had relatively few losses arising from tropical storm activity which led to declines in reinsurance pricing and increases in its availability. We were incorporated on October 2, 2012 in the State of Delaware to take advantage of these favorable dynamics where premium could be acquired relatively more quickly and under less competitive pressure than in other property insurance markets and where the cost of reinsurance, a significant expense for primary insurers, was declining from record high levels. We execute on this opportunity via a management team with expertise in the critical facets of our business: underwriting, claims, reinsurance, and operations. Within our three-state market, we seek to sell our products in territories with the highest rate per exposure and the least complexity in terms of risk. As of June 30, 2019, we covered risks under approximately 66,800 policies.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

On November 19, 2013, we changed our legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc., and on March 31, 2014, we completed an initial public offering of our common stock. Prior to March 31, 2014, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. As of June 30, 2019, KFSI and its affiliates no longer held any of our outstanding shares of common stock, but did hold warrants that, if exercised, would cause KFSI and its affiliates to hold an approximate 20% ownership interest in our common stock. In addition, as of June 30, 2019, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 45% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

We have four wholly owned subsidiaries: Maison Insurance Company, or “Maison”, Maison Managers Inc., or “MMI”, ClaimCor, LLC, or “ClaimCor”, and PIH Re, Ltd (or “PIH Re”).

Through Maison, we began providing property and casualty insurance to individuals in Louisiana in December 2012. In September 2015, Maison began writing manufactured home policies in the State of Texas on a direct basis, and in December 2017, Maison began writing wind/hail only policies in Florida via the assumption of policies from Florida Citizens Property Insurance Corporation (“FL Citizens”). Our current insurance offerings in Louisiana, Texas, and Florida include homeowners’ insurance, manufactured home insurance and dwelling fire insurance. We write both full peril property policies as well as wind/hail only exposures and we produce new policies through a network of independent insurance agencies. We refer to the policies we write through independent agencies as voluntary policies versus those policies we have assumed through state-run insurers such as FL Citizens, which we refer to as take-out policies.

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

MMI serves as our management services subsidiary, known as a managing general agency, and provides underwriting, policy administration, claims administration, marketing, accounting and other management services to Maison. MMI contracts primarily with independent agencies for policy sales and services, and also contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by, and subject to, the regulatory oversight of the Louisiana Department of Insurance (“LDI”), Texas Department of Insurance (“TDI”) and the Florida Office of Insurance Regulation (“OIR”). MMI earns commissions on a portion of the premiums Maison writes, as well as a policy fee on each direct policy Maison issues, which ranges from $25-$75.

ClaimCor is a claim and underwriting technical solutions company. Maison processes claims made by our policyholders through ClaimCor, and also through various third-party claims adjusting companies during times of high volume, so that we may provide responsive claims handling service when catastrophe events occur which impact many of our policyholders. We have the ultimate authority over the claims handling process, while the agencies that we appoint have no authority to settle our claims or otherwise exercise control over the claims process.

PIH Re is our Bermuda-domiciled reinsurance subsidiary which was registered on December 6, 2018. PIH Re is still formulating its business plan and has not been party to any reinsurance transaction since its formation.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Equity Purchase Agreement with FedNat Holding Company

On February 25, 2019, the Company, together with Maison, MMI and ClaimCor, entered into an Equity Purchase Agreement (the “Purchase Agreement”) with FedNat Holding Company, a Florida corporation (“FedNat”), providing for the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor to FedNat, on the terms and subject to the conditions set forth in the Purchase Agreement (the “Asset Sale”). As consideration for the sale of Maison, MMI and ClaimCor, FedNat has agreed to pay the Company $51,000, consisting of $25,500 in cash (the “Cash Consideration”) and $25,500 in FedNat common stock (the “Equity Consideration”). In addition, upon closing of the Asset Sale (the “Closing”), up to $18,000 of outstanding surplus note obligations payable by Maison to the Company, plus all accrued but unpaid interest (other than default rates of interest, penalties, late fees and other related charges), will be repaid to the Company.

The Equity Consideration is expected to be issued pursuant to the terms and conditions of a Standstill Agreement to be entered into among the Company and FedNat at the Closing. The Company and FedNat also plan to enter into a Registration Rights Agreement at the Closing providing for the registration under the Securities Act of the resale of the Equity Consideration.

The Company’s shareholders have approved the Asset Sale. The Company has also received regulatory approval for the Asset Sale from the LDI and the FOIR. The regulatory approvals are contingent on compliance with consent orders issued by the insurance regulators. The Company currently anticipates that the Asset Sale will close in December 2019.

All of the employees of MMI are expected to become employees of FedNat as of the Closing, either directly or by remaining employees of MMI, other than John S. Hill, the Company’s Chief Financial Officer, and Brian D. Bottjer, the Company’s Controller, who the Company expects to hire as employees of the Company after the Closing. Douglas N. Raucy, the Company’s current President and Chief Executive Officer and a director, and Dean E. Stroud, the Company’s current Vice President and Chief Underwriting Officer, have entered into employment agreements with FedNat, with the effectiveness of such agreements subject to the occurrence of the Closing and continuous employment with the Company through the Closing.

The Company, and not its stockholders, will receive the Cash Consideration and the Equity Consideration from the Asset Sale. The Company does not intend to liquidate following the Closing. The Company’s board of directors is currently evaluating alternatives for the use of the Cash Consideration, which are expected to include using a portion of the Cash Consideration to conduct the business of PIH Re, and launching a new growth strategy focused on reinsurance, investment management and new investment opportunities. The Company may form an additional reinsurance subsidiary in a suitable jurisdiction.

FedNat’s obligation to close the Asset Sale is subject to Maison, MMI and ClaimCor having a consolidated net book value of at least $42,000 at the Closing (without considering the effect of the repayment of the surplus notes), Maison having at the Closing statutory surplus of at least $29,000 after accounting for the full repayment of all of the surplus notes in effect at the closing, total capital and surplus assets equal to or greater than 300% of its total risk-based capital on all authorized control level risk-based capital requirements as of December 31, 2018, and there being no change to Maison’s “A” rating with Demotech, Inc. as of the Closing, other than changes resulting from the execution of the Purchase Agreement and/or the circumstances of FedNat.

In connection with the Purchase Agreement, the Company and FedNat plan to enter into a Reinsurance Capacity Right of First Refusal Agreement (the “Reinsurance ROFR Agreement”) at the Closing pursuant to which the Company will have a right of first refusal to sell reinsurance coverage to the insurance company subsidiaries of FedNat, providing reinsurance on up to 7.5% of annual in force limit of any layer in FedNat’s catastrophe reinsurance program purchased by FedNat and its subsidiaries, subject to the annual reinsurance limit of $15,000, on the terms and subject to the conditions set forth in the Reinsurance ROFR Agreement. All reinsurance sold by the Company pursuant to the right of first refusal, if any, will be memorialized in an agreement in such form and subject to such terms and conditions as are customary in the property and casualty insurance industry. The Reinsurance ROFR Agreement will be assignable by the Company subject to conditions set forth in the agreement. The term of the Reinsurance ROFR Agreement will be five years.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

In addition, at the Closing, the Company and FedNat plan to enter into a five-year agreement, pursuant to which the Company will provide investment advisory services to FedNat for $100 per year.

The Purchase Agreement contains customary representations, warranties and covenants of the parties, including covenants concerning the conduct of business by Maison, MMI and ClaimCor prior to Closing. The Company was permitted to solicit superior offers to acquire its insurance businesses, pursuant to the terms of the Purchase Agreement, during a 30-day go-shop period which expired on March 27, 2019. Having not received a superior offer during the go-shop period, the Company and its representatives are prohibited from initiating, soliciting, knowingly facilitating, encouraging or engaging in discussions or negotiations relating to any competing acquisition proposal, subject to certain limited exceptions. In addition, the Company and FedNat have each agreed to use their commercially reasonable best efforts to consummate the Asset Sale and the other transactions contemplated by the Purchase Agreement. Subject to certain limitations, the Company and FedNat have also agreed to indemnify the other party against certain losses, including losses arising out of breaches of representations, warranties and covenants set forth in the Purchase Agreement.

Our Products

As of June 30, 2019, we covered risks under approximately 66,800 direct and assumed policies. Of these policies, approximately 24% were obtained via take-out from LA Citizens, FL Citizens and TWIA, with the remaining 76% obtained from our independent agency force. In total, from both take-out and voluntary business, approximately 59% of our policies are homeowner multi-peril, approximately 10% are manufactured home multi-peril policies, approximately 28% are wind/hail only policies, approximately 2% are multi-peril dwelling policies, and approximately 1% are dwelling fire policies.

Homeowners’ Insurance

Our homeowners’ insurance policy is written on an owner-occupied dwelling and protects from all perils, except for those specifically excluded from coverage by the policy. It also provides replacement cost coverage on the home and other structures and will provide optional coverage for replacement cost on personal property in the home. It may also offer the option of specifically scheduling individual personal property items for coverage. Additionally, coverage for loss of use of the home until it can be repaired is provided. Personal liability and medical payment coverage to others is included, as well.

Wind/Hail Insurance

Our wind/hail insurance policy is written on an owner or non-owner-occupied dwelling and protects from the perils of wind and/or hail-only weather events. This policy type may also provide coverage for personal property, but only for specific types of coverage. It provides replacement cost or actual cash value coverage on the home and other structures depending on the form under which the policy is written. Personal property in the home is written at actual cash value. Additionally, coverage for loss of use of the home is provided.

Manufactured Home Insurance

Our manufactured home insurance policy is written on a manufactured or mobile home and is similar to both the homeowners’ insurance policy and the dwelling fire policy. The policy can provide for coverage on the manufactured home, the insured’s personal property in the home and liability and medical payments can be included. Furthermore, our manufactured home policies can be endorsed to include coverage for flood and earthquake (coverage for these perils is not available under our other policy types). The policy can also be written on either owner occupied or non-owner-occupied units. Property coverage can be written on an actual cash value or stated amount basis with an optional replacement cost coverage available for partial loss. There are several other optional coverages that can be included, and residential and commercial-use rental units can be written along with seasonal use mobile homes or homes that are used for part of the year.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Our policy counts by type as of June 30, 2019 and December 31, 2018 are as follows:

	Policies as of
Source of Policies	June 30, 2019	December 31, 2018

Homeowners	39,005	39,904
Manufactured Homes	6,513	6,250
Other Dwellings	4,866	5,200
Total Voluntary Policies in Force	50,384	51,354

Assumed through LA Citizens Depopulation Program	9,345	9,930
Assumed through FL Citizens Depopulation Program	6,440	6,882
Assumed through TWIA Quota-Share Agreement	590	627
Total Assumed Policies	16,375	17,439

Total all Policies	66,759	68,793

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Discontinued Operations

In light of the Company’s receipt of the stockholder approval and regulatory approval to consummate the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor, the operations of Maison, MMI and ClaimCor have been classified as discontinued operations in the Company’s financial statements presented in this report. Certain transactions between the Company and its subsidiaries, which have historically been eliminated upon consolidation, are shown on a gross basis in the accompanying financial statements as such transactions have occurred or are expected to occur between discontinued operations and those operations which the Company intends to continue to utilize following the consummation of the Asset Sale. These items include surplus notes in the amount of $18,000 plus approximately $1,157 in unpaid interest outstanding on these notes, which have been issued by Maison to the Company, and have been reflected as both an asset in continuing operations and liability of discontinued operations on the Company’s consolidated balance sheet as of June 30, 2019 and December 31, 2018. Interest associated with these surplus notes has also been recorded as part of net investment income as well as interest expense in discontinued operations on the Company’s consolidated statement of operations for the three and six months ended June 30, 2019 and 2018. Similarly, amounts due from the Company to Maison upon the assignment of certain of Maison’s investments to the Company have also been reflected as an asset of continuing operations as well as a corresponding liability under the heading due to affiliates on the Company’s consolidated balance sheet as of June 30, 2019 and December 31, 2018.

Provision for Loss and Loss Adjustment Expense Reserves

A significant degree of judgment is required to determine amounts recorded in the consolidated financial statements for the provision for loss and loss adjustment expense reserves. The process for establishing the provision for loss and loss adjustment expense reserves reflects the uncertainties and significant judgmental factors inherent in predicting future results of both known and unknown loss events. As such, the process is inherently complex and imprecise, and estimates are constantly refined. The process of establishing the provision for loss and loss adjustment expense reserves relies on the judgment and opinions of a large number of individuals, including the opinions of the Company’s independent actuaries.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Gains and losses realized on the disposition of investments are determined on the first-in first-out basis and credited or charged to the consolidated statement of operations and comprehensive income. Premium and discount on investments are amortized and accreted using the interest method and charged or credited to net investment income.

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

The Company carries a net deferred income tax asset of $1,309 and $1,279 at June 30, 2019 and December 31, 2018, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income.

Securities issued to 1347 Advisors, LLC

Pursuant to the termination of the Management Services Agreement with 1347 Advisors, LLC (“Advisors,” a wholly owned subsidiary of KFSI), the Company issued Series B Preferred Shares, Warrants, and entered into a Performance Share Grant Agreement with Advisors on February 24, 2015. On January 2, 2018, the Company entered into a stock purchase agreement with Advisors and IWS Acquisition Corporation, also an affiliate of KFSI, pursuant to which the Company agreed to repurchase all 60,000 Series B Preferred Shares held by Advisors and all 60,000 Series B Preferred Shares held by IWS Acquisition Corporation. The Company completed the repurchase of the shares held by Advisors on January 2, 2018 and the repurchase of the shares held by IWS Acquisition Corporation on February 28, 2018. In connection with the stock purchase agreement, the Performance Share Grant Agreement, dated February 24, 2015, between the Company and Advisors was terminated. No common shares were issued to Advisors under the Performance Share Grant Agreement. Advisors has subsequently transferred the warrants to its affiliate, Kingsway America Inc.

Because the Series B Preferred Shares had a redemption provision requiring mandatory redemption on February 24, 2020, the Company was required to classify the shares as a liability on its consolidated balance sheet. The resulting liability was recorded at a discount to the $4,200 ultimate redemption amount which included all dividends to be paid on the Series B Preferred Shares based upon an analysis of the timing and amounts of cash payments expected to occur under the terms of the shares discounted for the Company’s estimated cost of equity (13.9%).

The Company estimated the fair value of the Warrants on their grant date based upon the Black-Scholes option pricing model while it utilized a Monte Carlo model to determine the fair value of the Performance Share Grant Agreement due to the fact that the underlying shares are only issuable based upon the achievement of certain market conditions.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

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

New Accounting Pronouncements

See Note 4 – “Recently Adopted and Issued Accounting Standards” in the Notes to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition

As of June 30, 2019 compared to December 31, 2018

Investments

The Company’s investments in fixed income and equity securities are classified as available-for-sale and are reported at estimated fair value. The Company held an investments portfolio comprised primarily of fixed income securities issued by the U.S. Government, government agencies and high-quality corporate issuers. The fixed income portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by the investment committee of the Company’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk. Investments held by the Company’s insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. The Company’s intends to sell its fixed income securities portfolio pursuant to the terms of the Purchase Agreement. Accordingly, the portfolio has been reflected in the Company’s consolidated balance sheet as assets of discontinued operations as of June 30, 2019 and December 31, 2018. Additionally, pursuant to the Equity Purchase Agreement, the Company has sold its equity securities as of June 30, 2019, other than the limited liability investments discussed below.

The table below summarizes, by type, the Company’s investments as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government	$8,799	10.6%	$8,422	10.1%
State municipalities and political subdivisions	6,449	7.7%	6,428	7.7%
Asset-backed securities and collateralized mortgage obligations	33,555	40.2%	32,792	39.4%
Corporate	29,817	35.8%	28,668	34.4%
Total fixed income securities	78,620	94.3%	76,310	91.6%

Equity securities:
Common stock	–	–%	3,077	3.7%
Warrants to purchase common stock	–	–%	123	0.1%
Rights to purchase common stock	–	–%	63	0.1%
Total equity securities	–	–%	3,263	3.9%

Limited liability investments	3,881	4.6%	2,987	0.6%
Other investments	902	1.1%	774	3.9%
Total investments	$83,403	100.0%	$83,334	100.0%

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Pursuant to the certificate of authority we received from the TDI, we are required to deposit assets with the State of Texas. These assets consist of cash and various fixed income securities listed in the table above having an amortized cost basis of $2,000 and an estimated fair value of $2,004 as of June 30, 2019.

The Company’s limited liability investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has a total potential commitment of $935 related to these investments, of which the two entities have drawn down approximately $776 through June 30, 2019. The limited liability company is managed by Argo Management Group, LLC, an entity which is wholly owned by KFSI. The Company has accounted for these two investments under the cost method, as the investments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the investments or the underlying privately-owned companies.

Additionally, on June 18, 2018 the Company invested $2,219 in FGI Metrolina Property Income Fund, LP (the “Fund”), which intends to invest in real estate through a real estate investment trust which is wholly owned by the Fund. The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Company, a limited partner of the Fund, does not have a controlling financial interest in the Fund, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 47%. Accordingly, the Company has accounted for this investment under the equity method of accounting. The Company has committed to a total potential investment of up to $4,000 in the Fund. As of June 30, 2019, the total amount invested in the Fund was $2,719, while the carrying amount on the Company’s consolidated balance sheet was $3,105.

Pursuant to the terms of the Purchase Agreement, prior to Closing, Maison intends to assign all of its right, title and interest in each of the limited liability investments to the Company in exchange for the statutory carrying value of each investment (approximately $4,100). Accordingly, these investments have been included on the Company’s consolidated balance sheet as of June 30, 2019 and December 31, 2018 as part of continuing operations. Investment income resulting from the Company’s limited liability investments has also been included in net investment income as part of continuing operations, on the Company’s consolidated statement of operations for the three and six months ended June 30, 2019 and 2018.

Included in assets of discontinued operations are short-term investments, with original maturities between three months and one year, which have been recorded at cost, as well as a $300 certificate of deposit with an original term of 18 months deposited with the State of Florida pursuant to the terms of the certificate of authority issued to Maison from the OIR.

Liquidity and Cash Flow Risk

The table below summarizes the fair value of the Company’s fixed income securities by contractual maturity as of June 30, 2019 and December 31, 2018. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	June 30, 2019		December 31, 2018
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
One year or less	$4,013	5.1%	$3,758	4.9%
More than one to five years	38,988	49.6%	34,169	44.8%
More than five to ten years	10,705	13.7%	13,806	18.1%
More than ten years	24,914	31.6%	24,577	32.2%
Total	$78,620	100.0%	$76,310	100.0%

The Company holds cash and high-grade short-term assets which, along with its fixed income securities, provides an amount which management believes is sufficient for the payment of loss and loss adjustment expense reserves and other operating subsidiary obligations on a timely basis. The Company may not be able to liquidate its investments in the event that additional cash is required to meet obligations to its policyholders; however, the Company believes that the high-quality, liquid investments in its portfolio provide it with sufficient liquidity.

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

At June 30, 2019 and December 31, 2018, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

	June 30, 2019		December 31, 2018
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$44,623	56.7%	$44,605	58.5%
Aa/Aa	10,356	13.2%	7,159	9.4%
A/A	17,040	21.7%	16,211	21.2%
BBB	6,601	8.4%	8,335	10.9%
Total fixed income securities	$78,620	100.0%	$76,310	100.0%

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

As a result of the analysis performed by the Company, we recorded a write-down for an other-than-temporary impairment on a single equity investment resulting in a charge of $215 against net investment income for the quarter ended December 31, 2018. We recorded this write-down as a result of our analysis of the investment’s operating losses for 2018, which showed a considerable decline when compared to its results for 2017. There were no write-downs for other-than-temporary impairment on our investments for the three and six months ended June 30, 2019 or 2018.

At June 30, 2019, the Company did not hold any equity securities, other than its limited liability investments, while gross unrealized losses for fixed income securities amounted to $97. There were no unrealized losses attributable to non-investment grade fixed income securities. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded the declines in value on its fixed income securities were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and other policy processing fees that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable and represent those costs related to acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC as well as the related amortization expense associated with DPAC for the three and six months ended June 30, 2019 and 2018 has been presented as part of discontinued operations in the Company’s financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

DPAC increased $105, to $9,216 as of June 30, 2019 compared to $9,111 as of December 31, 2018, related primarily to the deferral of third-party computer programming costs associated with the development of new products for the Company’s policy administration system. DPAC expressed as a percentage of unearned premium reserves was 18.3% and 17.6% as of June 30, 2019 and December 31, 2018, respectively.

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowances for credit losses, decreased by $4,905 to $2,815 as of June 30, 2019 from $7,720 as of December 31, 2018, due, in large part, to our collection, in January 2019, of premiums due to us from FL Citizens as of December 31, 2018. Premiums receivable have been presented as part of discontinued operations in the Company’s financial statements.

Ceded Unearned Premiums

Ceded unearned premiums represents the unexpired portion of premiums which have been paid to the Company’s reinsurers and have been presented as part of discontinued operations in the Company’s financial statements. Ceded unearned premiums are charged to income over the terms of the respective reinsurance treaties. Our catastrophe excess of loss (“CAT XOL”) treaties, which run from June 1st of each year to May 31st of the following year, make up the majority of our ceded unearned premiums at both June 30, 2019 and December 31, 2018.

Reinsurance Recoverable

Reinsurance recoverable on both paid losses and loss reserves represents amounts due to the Company or expected to be due to the Company from its reinsurers, based upon claims and claim reserves which have exceeded the retention amount under our reinsurance treaties. As of June 30, 2019, we have recorded an expected recovery of $5,625 on paid losses as well as $11,560 on loss and loss adjustment expense reserves, compared to $530 and $5,661, respectively, as of December 31, 2018. This increase relates to recoveries expected to be received under our 2018/2019 CAT XOL reinsurance program for hailstorms affecting our policyholders in the Dallas Metroplex area in late-March 2019. We expect our gross incurred losses from this event to be approximately $18,900, however we anticipate a recovery for virtually all of these losses under our current reinsurance program. Reinsurance recoverable on paid losses and loss reserves have been presented as part of discontinued operations in the Company’s financial statements.

Current Income Taxes Recoverable/Payable

Current federal income taxes have been allocated between the Company and its subsidiaries pursuant to a tax allocation and sharing agreement which apportions federal taxes among the members of the affiliated group on a pro-rata basis in accordance with each member’s taxable income as compared to total consolidated taxable income. This has resulted in an income tax recoverable of $2,785 as of June 30, 2019 compared to $2,051 as of December 31, 2018, for our insurance subsidiaries subject to the Asset Sale, and therefore has been classified as assets of discontinued operations on the Company’s consolidated balance sheet as of both periods. Pursuant to the Purchase Agreement, the Company expects to settle these balances prior to Closing, via a cash payment from the Company to its subsidiaries. Current income taxes payable from on-going operations were $1,069 and $932 as of June 30, 2019 and December 31, 2018, respectively.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Net Deferred Tax Asset

The Company carries a net deferred income tax asset of $1,309 and $1,279 at June 30, 2019 and December 31, 2018, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income. Significant components of the Company’s net deferred tax assets are as follows:

	June 30, 2019	December 31, 2018
Deferred income tax assets:
Loss and loss adjustment expense reserves	$113	$87
Unearned premium reserves	2,122	1,983
Investments	–	216
Share-based compensation	238	257
Deferred fee income	342	357
State deferred taxes	336	247
Net operating loss carryforward	432	–
Other	75	81
Deferred income tax assets	$3,658	$3,228

Deferred income tax liabilities:
Deferred policy acquisition costs	$1,935	$1,913
Investments	384	–
Other	30	36
Deferred income tax liabilities	$2,349	$1,949

Net deferred income tax assets	$1,309	$1,279

Net DTA – from continuing operations	$364	$265
Net DTA – from discontinued operations	$945	$1,014

Other Assets

Other assets are comprised of the following:

Other Assets	June 30, 2019	December 31, 2018	Change
PP&E – computer equipment	$2	$–	$2
Prepaid expenses	108	65	43
Other	2	2	–
Total	$112	$67	$45

In assets of discontinued operations
Funds deposited with reinsured companies	$179	$287	$(108)
PP&E	258	316	(58)
Prepaid expenses	511	618	(107)
Security deposits for facility leases	36	25	11
Premiums receivable from reinsurers	251	–	251
Right-of-use asset for operating leases	244	–	244
Accrued interest on investments	423	406	17
Other	14	24	(10)
Other assets of disposal group classified as held for sale	$1,916	$1,676	$240

Surplus Notes Receivable from Affiliate

PIH, as the parent company of Maison, is subject to the insurance holding company laws of the State of Louisiana, which, among other things, regulate the terms of surplus notes issued by insurers to their parent company. As of June 30, 2019, Maison’s capital includes six surplus notes issued to PIH in the aggregate amount of $18,000, all of which were approved by the LDI prior to their issuance. Interest payments on the notes are due annually and are also subject to prior approval by the LDI. The Company’s surplus notes are as follows.

Date of Issuance	Maturity Date	Interest Rate	Principal Amount as of June 30, 2019	Principal Amount as of December 31, 2018
December 21, 2015	December 21, 2019	10.0%	$850	$850
September 29, 2016	September 29, 2020	10.0%	3,450	3,450
September 28, 2017	September 28, 2019	10.0%	2,950	2,950
December 28, 2017	December 28, 2019	10.0%	2,300	2,300
November 14, 2018	November 14, 2020	10.0%	5,250	5,250
December 27, 2018	December 27, 2020	9.25%	3,200	3,200
			$18,000	$18,000
Accrued interest			1,157	244
Surplus notes receivable from affiliate			$19,157	$18,244

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Assets of Discontinued Operations

As of June 30, 2019, the Company concluded that the planned sale of Maison, MMI and ClaimCor has met the criteria for assets held for sale as set forth in ASC 205-20 – Discontinued Operations. The Company has classified the operations of Maison, MMI and ClaimCor as discontinued operations for all periods presented in this report. The following table presents the assets of discontinued operations as shown in the Company’s consolidated balance sheet as of June 30, 2019 and December 31, 2018.

(unaudited)	June 30, 2019	December 31, 2018
Fixed income securities, at fair value (amortized cost of $77,302 and $77,366, respectively)	$78,620	$76,310
Equity investments, at fair value (cost of $- and $3,130, respectively)	–	3,263
Other investments	902	774
Cash and cash equivalents	30,559	27,236
Deferred policy acquisition costs	9,216	9,111
Premiums receivable, net of allowance of $57 and $50, respectively	2,815	7,720
Ceded unearned premiums	3,843	6,525
Reinsurance recoverable on paid losses	5,625	530
Reinsurance recoverable on loss reserves	11,560	5,661
Current income taxes recoverable	2,785	2,051
Deferred tax asset, net	945	1,014
Due from affiliate	4,111	2,698
Other	1,916	1,676
Assets of discontinued operations	$152,987	$144,569

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred but not reported (“IBNR”) loss events, as well as the related estimated loss adjustment expenses (“LAE”) gross of amounts expected to be recovered from reinsurance. Loss and loss adjustment expense reserves have been presented as part of discontinued operations in the Company’s financial statements. The table below separates our loss reserves and LAE between IBNR and case specific estimates as of June 30, 2019 and December 31, 2018 and shows the expected reinsurance recoverable on those reserves.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
June 30, 2019
Homeowners(1)	$11,115	$1,013	$12,128	$8,918	$21,046	$10,098
Special Property(2)	1,178	275	1,453	1,339	2,792	1,462
Total	$12,293	$1,288	$13,581	$10,257	$23,838	$11,560

December 31, 2018
Homeowners	$4,635	$587	$5,222	$3,729	$8,951	$1,584
Special Property	3,244	419	3,663	2,537	6,200	4,077
Total	$7,879	$1,006	$8,885	$6,266	$15,151	$5,661

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

Gross reserves as of June 30, 2019 were $23,838, comprised primarily of reserves for wind and hail events which occurred in the first and second quarters of 2019. Total gross reserves for these accident quarters were $8,378 and $10,380, respectively. Recoveries from reinsurance for weather events which occurred during the first and second quarters of 2019 are expected to be $6,213 and $3,352, respectively. Gross reserves also include a reserve in the amount of $1,313 for Hurricane Harvey, a major storm which made initial landfall in the United States as a Category 4 hurricane near Rockport, Texas, in August 2017, all of which we expect to recover under our reinsurance program.

As of June 30, 2019, we anticipate our total incurred losses from Hurricane Harvey to be $28,000 gross, and $5,000 net of reinsurance recoveries. We anticipate our total incurred losses from PCS 1920, a major hailstorm affecting the Dallas Metroplex area in the first quarter of 2019 to be $18,857 gross, and $0 net of reinsurance recoveries. We do not expect Hurricane Barry, a category 1 hurricane making landfall on Louisiana on July 10, 2019, to exceed the retention under the Company’s current reinsurance program. As of August 5, 2019, we have received approximately 500 claims related to Hurricane Barry and anticipate our gross incurred losses to be $3,000 from the storm.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

The Company cannot predict whether loss and loss adjustment expense reserves will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. Any such development could have a material effect on the Company’s consolidated financial results for a given period.

Unearned Premium Reserves

Unearned premium reserves decreased $1,655 to $50,252 as of June 30, 2019, compared to $51,907 as of December 31, 2018 and have been presented as part of discontinued operations in the Company’s financial statements. The decrease relates primarily to the assumption of policies from FL Citizens in December of each year. The majority of the policies which we have assumed have renewal dates occurring in the third and fourth quarter of each year, resulting in a decrease in unearned premium throughout the first half of the year until those policies renew. Furthermore, we have discontinued writing new business in areas of Texas which we have determined to be less profitable, resulting in a decrease in unearned premiums of $667 over the six-month period. The following table outlines the changes in unearned premium reserves by state and by line of business.

	June 30, 2019	December 31, 2018	Change
Homeowners - LA	$16,565	$16,639	$(74)
Special Property - LA	8,014	7,633	381
Total Louisiana	24,579	24,272	307

Homeowners – TX	14,926	15,746	(820)
Special Property – TX	3,394	3,241	153
Total Texas	18,320	18,987	(667)

Special Property – FL	7,353	8,648	(1,295)
Total Florida	7,353	8,648	(1,295)

Unearned Premium Reserves	$50,252	$51,907	$(1,655)

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable increased $136, to $9,631 as of June 30, 2019, compared to $9,495 as of December 31, 2018 and have been presented as part of discontinued operations in the Company’s financial statements. The bulk of the balance payable as of both dates represents quarterly installment payments due under our catastrophe reinsurance programs, which are paid in the first month of each quarter.

Agency Commissions Payable

Agency commissions payable increased $455 to $1,257 as of June 30, 2019 versus $802 as of December 31, 2018 and have been presented as part of discontinued operations in the Company’s financial statements. As agency commissions are paid in arrears, this balance represents commissions owed to the Company’s independent agencies on policies written throughout the months ended June 30, 2019 and, December 31, 2018, respectively. Since the commissions we pay to our independent agencies are based upon a percentage of the premium our agencies write, the balance due will vary directly with the volume of premium written each month.

Premiums Collected in Advance

Advance premium deposits increased $2,270 to $4,110 as of June 30, 2019 compared to $1,840 as of December 31, 2018 and represent cash the Company has received for policies which were not yet in-force as of June 30, 2019 and December 31, 2018, respectively. Upon the effective date of coverage, advance premiums are reclassified to the unearned premium reserve account. Advance premium deposits have been presented as part of discontinued operations in the Company’s financial statements.

Accrued Premium Taxes and Assessments

Accrued premium taxes and assessments decreased $897 to $2,162 as of June 30, 2019, compared to $3,059 as of December 31, 2018, primarily due to the payment of premium taxes due March 1st of each year, along with the filing of the Company’s premium tax returns in Louisiana, Texas and Florida. Accrued premium taxes and assessments have been presented as part of discontinued operations in the Company’s financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Due to Affiliates

Amounts due to affiliates increased $1,413 to $4,111 as of June 30, 2019, compared to $2,698 as of December 31, 2018 and represent net amounts owed by the Company to its subsidiaries, Maison, MMI and ClaimCor. Historically, these amounts have been eliminated upon consolidation of the Company and its subsidiaries, however, the Company has presented these amounts on a gross basis as both a liability as part of continuing operations and a corresponding asset of discontinued operations on the Company’s consolidated balance sheet. These balances result from the assignment of limited liability investments to the Company from Maison as discussed under Investments in Item 2 of this report pursuant to the Purchase Agreement. As the Company intends to settle these balances with its subsidiaries prior to Closing, management determined it appropriate to show these corresponding assets and liabilities separately on the Company’s financial statements.

Liabilities of Discontinued Operations

As of June 30, 2019, the Company concluded that the planned sale of Maison, MMI and ClaimCor has met the criteria for assets held for sale as set forth in ASC 205-20 – Discontinued Operations. Accordingly, the Company has classified the operations of Maison, MMI and ClaimCor as discontinued operations for all periods presented in this report. The following table presents the liabilities of discontinued operations as shown in the Company’s consolidated balance sheet as of June 30, 2019 and December 31, 2018.

(unaudited)	June 30, 2019	December 31, 2018
Loss and loss adjustment expense reserves	$23,838	$15,151
Unearned premium reserves	50,252	51,907
Ceded reinsurance premiums payable	9,631	9,495
Agency commissions payable	1,257	802
Premiums collected in advance	4,110	1,840
Surplus notes plus interest due to affiliate	19,157	18,244
Accrued premium taxes and assessments	2,162	3,059
Other liabilities	3,032	2,819
Liabilities of discontinued operations	$113,439	$103,319

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

On January 2, 2018, the Company entered into a Stock Purchase Agreement with 1347 Advisors and IWS Acquisition Corporation, pursuant to which the Company repurchased 60,000 Series B Preferred Shares from 1347 Advisors for an aggregate purchase price of $1,740, representing (i) the par value of the Series B Preferred Shares, or $1,500; and (ii) declared and unpaid dividends with respect to the dividend payment due on February 23, 2018, or $240. Also, in connection with the Stock Purchase Agreement, the Performance Shares Grant Agreement, dated February 24, 2015, between the Company and 1347 Advisors was terminated. No shares of common stock were issued to 1347 Advisors under the Performance Shares Grant Agreement. In connection with the termination of the Performance Shares Grant Agreement, the Company made a cash payment of $300 to 1347 Advisors. Upon termination of the MSA Agreement, the Company recorded an increase of approximately $54 to additional paid in capital, representing the estimated fair value of the Performance Shares Grant Agreement on the grant date. Upon the termination of the Performance Shares Grant Agreement, we compared the amount previously recorded in additional paid in capital to the amount paid to terminate the agreement, resulting in a reversal of the $54 originally recorded to additional paid in capital as well as a charge of $246 recorded to Loss on repurchase of Series B Preferred Shares and Performance Shares on the Company’s consolidated statement of operations for the six months ended June 30, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Pursuant to the Stock Purchase Agreement, the Company also agreed to repurchase the remaining 60,000 Series B Preferred Shares from IWS Acquisition Corporation for an aggregate purchase price of $1,500, upon the completion of a capital raise resulting in the Company receiving net proceeds in excess of $5,000. On February 28, 2018, the Company purchased the remaining 60,000 Series B Preferred Shares from IWS Acquisition Corporation for $1,500 with the proceeds from the Company’s 8.00% Cumulative Preferred Stock, Series A (the “Series A Preferred Stock”) offering (discussed under the heading Shareholders’ Equity below).

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the shares had a mandatory redemption date of February 24, 2020, applicable guidance required that we classify the shares as a liability on our consolidated balance sheet, rather than recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 redemption amount plus dividends expected to be paid on the shares while outstanding, discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $33 has been charged to continuing operations for the six months ended June 30, 2018. Upon our repurchase of the Series B Preferred Shares in both January and February 2018, we compared the amortized carrying amount of the liability to the amount paid to repurchase the shares, resulting in a charge of $366 to Loss on repurchase of Series B Preferred Shares and Performance Shares on the Company’s consolidated statement of operations for the six months ended June 30, 2018.

Investment in Limited Partnership and Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $341 as of June 30, 2019. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016.

On June 18, 2018, the Company invested $2,219 as a limited partner in Metrolina Property Income Fund, LP (the “Fund”). The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. As of June 30, 2019, the Company’s total investment in the Fund was $2,719, representing an approximate 47% ownership stake in the Fund.

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

Contractual Obligations

As of June 30, 2019, the Company had the following minimum amounts due for its office facilities and automobile leases in Louisiana, Florida and Texas.

Year ending June 30,	Facility Leases	Automobile Leases	Total
2020	$154	$57	$211
2021	103	53	156
Total	$257	$110	$367

In addition to the amounts listed in the table above, on May 20, 2019, MMI entered into a lease agreement which is intended to replace the Company’s current lease for office space in Tampa, FL, which expires in October 2019. The lease, entered into by MMI, will commence on November 1, 2019 (or the date MMI takes possession of the premises, if earlier) and consists of approximately six thousand square feet. Total minimum rent will be approximately $444 over the 63-month term of the lease.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Shareholders’ Equity

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 preferred shares designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). Also, on March 26, 2018, we issued an additional 60,000 shares of Series A Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and will be payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018, when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Series A Preferred Stock was on June 1, 2018. For the quarters ended June 30, 2019 and 2018, the Board of Directors declared, and the Company paid dividends totaling $350 and $408, respectively, representing all quarterly amounts due for the Preferred Stock. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. The Company’s Board of Directors declared the third quarter 2019 dividend on the shares of Series A Preferred Stock on August 13, 2019.

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

The shares have been listed on the Nasdaq Stock Market under the symbol “PIHPP”, and trading of the shares commenced on March 22, 2018. Net proceeds received by Company were approximately $16,500. The Company used $1,500 of the net proceeds to repurchase 60,000 shares of its Series B Preferred Shares from IWS Acquisition Corporation, as previously discussed under the heading Related Party Transactions.

The table below presents the primary drivers behind the changes to total shareholders’ equity for the six months ended June 30, 2019 and 2018.

	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity
Balance, January 1, 2018	–	5,984,766	151,359	$46,802
Issuance of Series A Preferred Stock	700,000	–	–	16,493
Repurchase of Performance Shares	–	–	–	(54)
Stock compensation expense	–	–	–	135
Dividends declared on Series A Preferred Shares	–	–	–	(408)
Net income	–	–	–	2,086
Unrealized losses on investment portfolio (net of income taxes)	–	–	–	(877)
Balance, June 30, 2018	700,000	5,984,766	151,359	$64,177

Balance, January 1, 2019	700,000	6,012,764	151,359	$62,747
Adoption of new accounting standards	–	–	–	10
Dividends declared on Series A Preferred Stock ($0.50 per share)	–	–	–	(700)
Stock compensation expense	–	–	–	103
Net loss	–	–	–	(4,434)
Unrealized gains on investment portfolio (net of income taxes)	–	–	–	1,875
Balance, June 30, 2019	700,000	6,012,764	151,359	$59,601

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Results of Operations

Three and Six Months Ended June 30, 2019 Compared with Three and Six Months Ended June 30, 2018

Dollar amounts included in the Results of Operations are presented in thousands, except as otherwise specified.

Gross Premiums Written

The following table shows our gross premiums written by state and by line of business for the three and six months ended June 30, 2019 and 2018. Gross premiums written have been presented as part of discontinued operations in the Company’s financial statements.

	Three months ended June 30,			Six months ended June 30,
Line of Business	2019	2018	Change	2019	2018	Change
Homeowners’-LA	$9,176	$9,205	(29)	$15,910	$16,123	$(213)
Special Property-LA	4,896	5,507	(611)	8,004	8,708	(704)
Total Louisiana	14,072	14,712	(640)	23,914	24,831	(917)

Homeowners’-TX	7,937	9,207	(1,270)	14,370	13,398	972
Special Property-TX	1,932	1,595	337	3,444	4,070	(626)
Total Texas	9,869	10,802	(933)	17,814	17,468	346

Special Property-FL	5,197	2,161	3,036	5,989	1,997	3,992
Total Florida	5,197	2,161	3,036	5,989	1,997	3,992

Gross Premium Written	$29,138	$27,675	$1,463	$47,717	$44,296	$3,421

The increase in gross written premiums during the three and six months ended June 30, 2019 was primarily the result of our depopulation of policies from FL Citizens, along with growth in voluntary production from our independent agencies in Florida. We have discontinued writing new business in areas of Texas which we have determined to be less profitable, resulting in a decrease in our homeowners’ book in Texas when comparing the three-month periods.

Ceded Premiums Written

Ceded written premiums have been presented as part of discontinued operations in the Company’s financial statements and increased by $773 to $10,205 for the three months ended June 30, 2019, compared to $9,432 for the three months ended June 30, 2018. For the six-month periods ended June 30, 2019 and 2018, ceded written premiums were $19,027 and $15,518, respectively. The increase in ceded premiums written is primarily due to the purchase of a single month catastrophe excess of loss treaty covering the month of June 2019. Given the pending sale of Maison, the Company and FedNat agreed to combine their 2019-2020 excess of loss catastrophe reinsurance program into a single program (the “Program”). In order to facilitate this process, the Company purchased an excess of loss stub treaty covering the month of June 2019. Under this treaty, Maison could recover one limit of $5,000 in excess of $5,000 and two limits of $205,000 in excess of $10,000 for a total cost of approximately $6,000. Due to the timing of this treaty falling during the beginning of the Atlantic Hurricane Season, the cost of this single month coverage was significantly more expensive than that of the pro-rata portion of a twelve-month treaty.

Under the Program, effective July 1, 2019, Maison has entered into a combined program with the two wholly owned insurance subsidiaries of FedNat, FedNat Insurance Company (“FNIC”) and Monarch National Insurance Company (“Monarch”). The Program provides approximately $1,280,000 of single-event coverage, and aggregate coverage of $1,840,000. Maison’s single-event retention will be $5,000 and includes one prepaid automatic reinstatement. Additionally, the Program is structured such that coverage is provided in layers, with a cascading feature which allows substantially all layers to attach after $5,000 in losses for Maison. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Any unused layer of protection cascades for subsequent events until exhausted. The reinsurers participating in the Program currently have an A.M. Best Company or Standard & Poor’s rating of “A-” or better or have fully collateralized their maximum potential obligations in dedicated trusts.

The cost of the Program for Maison, FNIC, and Monarch combined for the period beginning July 1, 2019 and ending June 30, 2020 is expected to be approximately $204,700, of which Maison’s total cost is anticipated to be approximately $42,700.

Net Premium Earned

The following table shows our premiums earned on a gross and ceded basis. Net premiums earned have been presented as part of discontinued operations in the Company’s financial statements.

	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Gross premium earned	$24,753	$20,087	$4,666	$49,372	$38,833	$10,539
Ceded premium earned	12,679	6,762	5,917	21,709	12,893	8,816
Net premium earned	$12,074	$13,325	$(1,251)	$27,663	$25,940	$1,723

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Net premiums earned decreased $1,251 when comparing the three-month periods. This decrease was primarily due to the cost of the one-month stub catastrophe excess of loss reinsurance purchased for the month of June 2019, as previously discussed under the heading ceded premiums written.

Net Investment Income

Net investment income from ongoing operations for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment income:
Interest on surplus notes issued by Maison	$464	$265	$913	$529
Limited liability investment profit distributions	45	–	45	–
Loss on assignment of limited liability investments	(239)	–	(239)	–
Other	7	21	15	28
Net investment income	$277	$286	$734	$557

The Company has also included investment income associated with its fixed income and equity securities portfolio in discontinued operations, net of income taxes on the Company’s consolidated statement of operations as the portfolio is intended to be sold, or has been sold as of June 30, 2019 pursuant to the terms of the Asset Sale. See Note 2 for additional information.

Other Income

Other income, which is included in discontinued operations on the Company’s financial statements, increased $284 to $793 for the quarter ended June 30, 2019, compared to $509 for the same period in 2018. For the six month periods ended June 30, 2019 and 2018, other income was $1,567 and $1,056, respectively. Other income is comprised of claims adjusting fee revenue earned by our subsidiary, ClaimCor, policy fee income charged to our policyholders by our subsidiary, MMI, on each policy issued, premium financing fees charged by our subsidiary, Maison, and also commission revenue resulting from a brokerage sharing agreement between Maison, and the intermediary Maison uses to place its CAT XOL Program.

Losses and Loss Adjustment Expenses

Losses and LAE represent both actual payments made and changes in estimated future payments to be made to our policyholders. The following table sets forth the components of our net losses and loss ratios for the periods presented. Loss and loss adjustment expenses have been presented as part of total profit or loss from discontinued operations in the Company’s consolidated statement of operations.

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)
Catastrophe losses(1)	$4,030	33.4	$5,000	37.5	4,030	14.6	$5,000	19.3
Weather-related non-catastrophe losses	5,547	45.9	1,360	10.2	11,465	41.4	3,887	15.0
Non-weather-related losses	2,480	20.5	1,732	13.0	5,954	21.5	4,030	15.5
Total current accident year losses	12,057	99.8	8,092	60.7	21,449	77.5	12,917	49.8
Prior period development (redundancy)(2)	(610)	(5.0)	(1,233)	(9.3)	(723)	(2.6)	(1,799)	(6.9)
Total net losses and LAE incurred	$11,447	94.8	$6,859	51.4	$20,726	74.9	$11,118	42.9

(1)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25,000 of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a Catastrophe loss as a PCS event where our estimated gross incurred loss exceeds $2,500.

(2)	Prior period redundancy represents the ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Our net loss ratio for the quarter ended June 30, 2019 and 2018 was 94.8% and 51.4%, respectively. Weather-related non-catastrophe losses were the largest driver of the increase when comparing quarters. More specifically, these losses arose from several small to mid-sized hailstorms that mainly effected our policyholders in Texas for which the Company does not expect to receive any recovery under its reinsurance programs. Both the frequency and severity of these hail claims have increased quarter to quarter. The Company has increased rates by approximately 30% throughout the state of Texas in response to these loss ratios. The rate increase took effect for new business effective June 1, 2019 and for renewal business effective August 1, 2019. Furthermore, we have discontinued writing new business in areas of Texas which we have determined to be less profitable.

We have also released reserves from prior accident years for both the quarters ended June 30, 2019 and 2018, resulting in a benefit to our net loss ratios of approximately 5.0% and 9.3%, respectively.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred policy acquisition costs for the quarter ended June 30, 2019 was $4,404, compared to $3,617 for the quarter ended June 30, 2018. For the six-month periods ended June 30, 2019 and 2018, amortization was $8,673 and $6,912, respectively. Deferred policy acquisition costs include items such as commissions earned by our agencies, premium taxes, assessments, and policy processing fees and have been presented as part of total profit or loss from discontinued operations in the Company’s consolidated statement of operations. Expressed as a percentage of gross premiums earned, amortization was 17.8% for the current quarter, compared to 18.0% for the second quarter 2018. This slight decrease in percentage, is due, in part, to the fact that the Company did not participate in a depopulation of policies from LA Citizens in December 2018, whereas the Company assumed approximately $3.6 million in premium from LA Citizens in December 2017. LA Citizens charges a ceding commission of 16% of the premium assumed, which is amortized to deferred policy acquisition cost over the term of the policies assumed.

General and Administrative Expenses

General and administrative expenses have been presented as part of both continuing operations as well as discontinued operations in the Company’s consolidated statement of operations as shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
General & administrative expenses – continuing operations	$688	$303	$1,641	$610
General & administrative expenses – discontinued operations	2,556	3,163	5,305	5,877
Total	$3,244	$3,466	$6,946	$6,487

General and administrative expenses from continuing operations increased by $385 and $1,031 comparing the three- and six-month periods ended June 30, 2019 and 2018, respectively. This increase is primarily due to expenses related to the potential Asset Sale to FedNat of $334 and $834 for the three and six months ended June 30, 2019, respectively.

Series B Preferred Shares

As previously discussed under the heading Related Party Transactions, we recorded amortization charges of $33, as well as a charge of $612, for the six months ended June 30, 2018, which were related to the issuance and repurchase of our Series B Preferred Shares.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2019 and 2018 varies from the amount that would result by applying the applicable statutory federal income tax rate to income before income taxes as summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Income tax expense at statutory income tax rate of 21%	$(1,185)	$72	$(1,155)	$559
State income tax (net of federal tax benefit)	66	127	43	4
Share-based compensation	4	–	40	–
Other	1	7	5	12
Income tax expense (benefit)	$(1,114)	$206	$(1,067)	$575

Income tax expense (benefit)–from continuing operations	$(83)	$(4)	$(150)	$(147)
Income tax expense (benefit)–from discontinued operations	$(1,031)	$210	$(917)	$722

Net Income

Net income (loss) for the three- and six-month periods ended June 30, 2019 and 2018 is as shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss from continuing operations	$(328)	$(13)	$(757)	$(551)
Income (loss) from discontinued operations, net of income taxes	(4,204)	148	(3,677)	2,637
Net income (loss)	$(4,532)	$135	$(4,434)	$2,086

Basic and diluted earnings (loss) per common share
Continuing operations	$(0.11)	$(0.07)	$(0.24)	$(0.16)
Discontinued operations	(0.70)	0.02	(0.61)	0.44
Attributable to common shareholders	$(0.81)	$(0.05)	$(0.85)	$0.28

Liquidity and Capital Resources

Dollar amounts included in the Liquidity and Capital Resources section are presented in thousands, except as otherwise specified.

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

On February 28, 2018, we completed the underwritten public offering of preferred shares designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Preferred Stock”), as previously discussed under the heading Shareholders Equity. In addition, on March 26, 2018, we issued an additional 60,000 shares of Preferred Stock in connection with the underwriters’ exercise of their over-allotment option. Net proceeds received by the Company were approximately $16,400. The Company used $1,500 of the net proceeds to repurchase 60,000 shares of its Series B Preferred Stock from IWS Acquisition Corporation, as previously discussed under the heading Related Party Transactions.

On April 19, 2019, the Commercial Business Loan Agreement and related Promissory Note (collectively, the “Loan Agreement”) between the Company and Hancock Bank, a trade name for Whitney Bank (the “Lender”) expired by its terms. The Loan Agreement provided for a revolving line of credit of $5,000. The Company did not draw down funds under the Loan Agreement during the period it was outstanding.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the six months ended June 30, 2019 and 2018.

	Six months ended June 30,
Summary of Cash Flows	2019	2018
Net cash provided by operating activities	$19	$16,184
Net cash provided (used) by investing activities	2,663	(21,563)
Net cash provided (used) by financing activities	(721)	12,499
Net increase in cash and cash equivalents	$1,961	$7,120

Six months ended June 30, 2019

For the six months ended June 30, 2019, net cash provided by operating activities as reported on our consolidated statement of cash flows was $19, resulting from our collection of approximately $36,000 in premiums (net of the amounts we have ceded to our reinsurers), less the payment of approximately $23,000 in loss and LAE expenses (net of ceded recoveries collected from our reinsurers). We also paid approximately $5,300 in commissions to our agencies, and $2,200 in salaries and benefits to our employees. Lastly, cash payments in the approximate amount of $5,500 were made for taxes, assessments and all other general and administrative expenses.

The net cash provided by investing activities as reported on our consolidated statement of cash flows was $2,663, resulting primarily from the net sale of equity securities from our investment portfolio, which we disposed of during the six months ended June 30, 2019 pursuant to the terms of the Asset Sale. Net cash used by financing activities was $721, primarily due to dividends paid on our Series A Preferred Shares.

As a result of the foregoing, cash and cash equivalents increased from $30,902 as of December 31, 2018 to $32,863 as of June 30, 2019.

Six Months ended June 30, 2018

For the six months ended June 30, 2018, net cash provided by operating activities as reported on our consolidated statement of cash flows was $16,184, resulting from our collection of approximately $41,989 in premiums for the period (net of the amounts we have ceded to our reinsurers), less the payment of approximately $13,631 in loss and LAE expenses (net of ceded recoveries collected from our reinsurers). We also paid approximately $5,604 in commissions to our agencies and LA Citizens, as ceding commissions on the premium we have assumed from them, and $2,128 in salaries and benefits paid to our employees. Lastly, cash payments in the approximate amount of $4,442 were made for taxes, assessments and all other general and administrative expenses.

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

State Deposits

States routinely require deposits of assets for the protection of policyholders. As of June 30, 2019, Maison held certificates of deposit with an estimated fair value of approximately $100 and $300 as a deposit with the LDI and FOIR, respectively. Maison also held cash and investment securities with an estimated fair value of approximately $2,004 as of June 30, 2019 as a deposit with the TDI.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves. In addition, the Company’s estimate of ultimate loss and loss adjustment expenses may change. These additional liabilities, or increases in estimates, or a range of either, cannot be reasonably estimated, and could result in charges to the statement of operations that could be material to the Company’s results in future periods.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors to our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 20, 2019.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date: August 14, 2019	By:	/s/ Douglas N. Raucy
Douglas N. Raucy, President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2019	By:	/s/ John S. Hill
John S. Hill, Vice President, Secretary and Chief Financial Officer
(principal financial and accounting officer)

