Form 10-Q
period 2019-09-30
1347 Property Insurance Holdings, Inc.
filed 2019-11-14
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019
Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36366

1347 Property Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1119100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7861 Woodland Center Blvd., Tampa, FL 33614

(Address of principal executive offices and zip code)

813-579-6213

(Registrant’s telephone number, including area code)

1511 N. Westshore Blvd., Suite 870, Tampa, FL 33607

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant’s common stock as of November 11, 2019 was 6,019,816.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1347 PROPERTY INSURANCE HOLDINGS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2019
	(unaudited)	December 31, 2018
ASSETS
Limited liability investments	$3,994	$2,987
Cash and cash equivalents	1,803	3,666
Deferred tax asset, net	376	265
Surplus notes receivable from affiliate	18,961	18,244
Other assets	254	67
Assets of discontinued operations held for sale (Note 2)	138,700	144,569
Total assets	$164,088	$169,798

LIABILITIES
Accounts payable	510	66
Current income taxes payable	1,935	932
Due to affiliates	3,108	2,698
Other accrued expenses	43	36
Liabilities of discontinued operations held for sale (Note 2)	102,809	103,319
Total liabilities	$108,405	$107,051

Commitments and contingencies (Note 18)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 700,000 shares issued and outstanding as of both periods	$17,500	$17,500
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,171,175 and 6,164,123 shares issued as of September 30, 2019 and December 31, 2018, respectively, and 6,019,816 and 6,012,764 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	6	6
Additional paid-in capital	46,502	46,340
Retained earnings	(8,266)	639
Accumulated other comprehensive income (loss), net of tax	950	(729)
	56,692	63,756
Less: treasury stock at cost; 151,359 shares for both periods	(1,009)	(1,009)
Total shareholders’ equity	55,683	62,747
Total liabilities and shareholders’ equity	$164,088	$169,798

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue:
Net investment income	$523	$299	$1,257	$856
Total revenue	523	299	1,257	856

Expenses:
General and administrative expenses	595	487	2,236	1,097
Accretion of discount on Series B Preferred Shares	–	–	–	33
Loss on repurchase of Series B Preferred Shares and Performance Shares	–	1,000	–	1,612
Total expenses	595	1,487	2,236	2,742

Loss from continuing operations before income tax expense	(72)	(1,188)	(979)	(1,886)
Income tax benefit	(12)	(250)	(162)	(397)
Net loss from continuing operations	(60)	(938)	(817)	(1,489)
Net income (loss) from discontinued operations, net of income taxes	(3,475)	(1,176)	(7,152)	1,461
Net loss	$(3,535)	$(2,114)	$(7,969)	$(28)

Dividends declared on Series A Preferred Shares	350	350	1,050	758
Loss attributable to common shareholders	$(3,885)	$(2,464)	$(9,019)	$(786)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.07)	$(0.21)	$(0.31)	$(0.37)
Discontinued operations	$(0.58)	$(0.20)	$(1.19)	$0.24
Loss per share attributable to common shareholders	$(0.65)	$(0.41)	$(1.50)	$(0.13)

Weighted average common shares outstanding:
Basic and diluted	6,015,753	5,991,856	6,013,771	5,987,644

Consolidated Statement of Comprehensive Income

Net loss	$(3,535)	$(2,114)	$(7,969)	$(28)
Unrealized gains (losses) on investments available for sale, net of income taxes	(92)	(133)	1,783	(1,010)
Comprehensive loss	$(3,627)	$(2,247)	$(6,186)	$(1,038)

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Unaudited

($ in thousands, except share amounts)

									Accumulated
									Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2018	–	–	5,984,766	$6	151,359	$(1,009)	$47,064	$910	$(169)	$46,802
Stock based compensation	–	–	–	–	–	–	44	–	–	44
Issuance of Series A Cumulative Preferred Stock	700,000	17,500	–	–	–	–	(1,007)	–	–	16,493
Repurchase of Performance Shares	–	–	–	–	–	–	(54)	–	–	(54)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	–	–	–	–	–	–	–	33	(33)	–
Net income	–	–	–	–	–	–	–	1,951	–	1,951
Other comprehensive loss	–	–	–	–	–	–	–	–	(684)	(684)
Balance, March 31, 2018	700,000	$17,500	5,984,766	$6	151,359	$(1,009)	$46,047	$2,894	$(886)	$64,552

Stock based compensation	–	–	–	–	–	–	91	–	–	91
Dividends declared on Series A Preferred Shares ($0.58 per share)	–	–	–	–	–	–	–	(408)	–	(408)
Net income	–	–	–	–	–	–	–	135	–	135
Other comprehensive loss	–	–	–	–	–	–	–	–	(193)	(193)
Balance, June 30, 2018	700,000	$17,500	5,984,766	$6	151,359	$(1,009)	$46,138	$2,621	$(1,079)	$64,177

Stock based compensation	–	–	7,666	–	–	–	101	–	–	101
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	–	(350)
Net income	–	–	–	–	–	–	–	(2,114)	–	(2,114)
Other comprehensive loss	–	–	–	–	–	–	–	–	(133)	(133)
Balance, September 30, 2018	700,000	$17,500	5,992,432	$6	151,359	$(1,009)	$46,239	$157	$(1,212)	$61,681

Balance, January 1, 2019	700,000	$17,500	6,012,764	$6	151,359	$(1,009)	$46,340	$639	$(729)	$62,747
Cumulative effect of adoption of Topic 842	–	–	–	–	–	–	–	10	–	10
Cumulative effect of adoption of ASU 2016-01	–	–	–	–	–	–	–	104	(104)	–
Stock based compensation	–	–	–	–	–	–	52	–	–	52
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	–	(350)
Net income	–	–	–	–	–	–	–	98	–	98
Other comprehensive loss	–	–	–	–	–	–	–	–	911	911
Balance, March 31, 2019	700,000	$17,500	6,012,764	$6	151,359	$(1,009)	$46,392	$501	$78	$63,468

Stock based compensation	–	–	–	–	–	–	51	–	–	51
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	–	(350)
Net loss	–	–	–	–	–	–	–	(4,532)	–	(4,532)
Other comprehensive income	–	–	–	–	–	–	–	–	964	964
Balance, June 30, 2019	700,000	$17,500	6,012,764	$6	151,359	$(1,009)	$46,443	$(4,381)	$1,042	$59,601

Stock based compensation	–	–	7,052	–	–	–	59	–	–	59
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	–	(350)
Net loss	–	–	–	–	–	–	–	(3,535)	–	(3,535)
Other comprehensive loss	–	–	–	–	–	–	–	–	(92)	(92)
Balance, September 30, 2019	700,000	$17,500	6,019,816	$6	151,359	$(1,009)	$46,502	$(8,266)	$950	$55,683

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)

($ in thousands)

	Nine months ended September 30,
	2019	2018
Cash provided by (used in):
Operating activities:
Net loss	$(7,969)	$(28)
Net (income) loss from discontinued operations, net of income taxes	7,152	(1,461)
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discount on Series B Preferred Stock	–	33
Loss on repurchase of Series B Preferred Shares and Performance Shares	–	612
Net deferred income taxes	(111)	(59)
Stock compensation expense	162	236
Changes in operating assets and liabilities:
Accrued interest on surplus notes due from affiliate	(717)	(443)
Other assets	(187)	60
Accounts payable and other accrued expenses	451	(5)
Current income taxes payable	1,003	(842)
Amounts due to affiliates	(410)	3,089
Net cash provided by operating activities – continuing operations	194	1,192
Net cash provided (used) by operating activities – discontinued operations	(6,425)	20,304
Net cash provided (used) by operating activities	(6,231)	21,496

Investing activities:
Proceeds from maturity of surplus note due from affiliate	–	550
Net purchases of furniture and equipment	(3)	–
Purchases of limited liability investments from subsidiary	(1,007)	(2,987)
Net cash used by investing activities – continuing operations	(1,010)	(2,437)
Net cash provided (used) by investing activities – discontinued operations	13,987	(24,750)
Net cash provided (used) by investing activities	12,977	(27,187)

Financing activities:
Net proceeds from the issuance of Series A Preferred Stock	–	16,493
Repurchase of Series B Preferred Shares and Performance Shares	–	(3,300)
Payment of dividends on preferred shares	(1,050)	(998)
Net cash provided (used) by financing activities – continuing operations	(1,050)	12,195
Net cash used by financing activities – discontinued operations	(32)	(55)
Net cash provided (used) by financing activities	(1,082)	12,140

Net increase in cash and cash equivalents	5,664	6,449
Cash and cash equivalents at beginning of period	30,902	23,575
Cash and cash equivalents at end of period	$36,566	$30,024

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$221	$1,510
Cash paid for interest	11	9
Non-cash financing activities:
Obligation for the acquisition of vehicles under financing leases	$–	$128

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

1. Nature of Business

1347 Property Insurance Holdings, Inc. (“PIH”, the “Company”, “we”, or “us”) is an insurance holding company specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to the offering, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. As of September 30, 2019, KFSI and its affiliates held warrants that, if exercised, would cause KFSI and its affiliates to hold an approximate 20% ownership interest in our common stock. In addition, as of September 30, 2019, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 45% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

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

Maison has participated in multiple take-outs from both FL Citizens, and Louisiana Citizens Property Insurance Corporation, or “LA Citizens”, as well as the inaugural depopulation of policies from the Texas Windstorm Insurance Association, or “TWIA”, which occurred on December 1, 2016. Under these programs, state-approved insurance companies, such as Maison, are able to assume insurance policies written by FL Citizens, LA Citizens and TWIA. The majority of policies which we have obtained through LA Citizens as well as all of the policies we have obtained through FL Citizens and TWIA cover losses arising only from wind and hail. Prior to our assumption of policies, these policyholders may not have been able to obtain such coverage from any other marketplace.

On August 1, 2018 House Bill No. 333 (“HB 333”) became effective, which amended the law with respect to the depopulation of policies from LA Citizens. In July 2018, the Company was notified by LA Citizens of the number of policies which would be available for assumption by all insurers electing to participate in the December 1, 2018 depopulation under the new law. Due to the significant reduction of policies available when compared to those available for assumption in prior years, the Company did not participate in the December 1, 2018 assumption of policies from LA Citizens. The Company does not expect to participate in the December 1, 2019 LA Citizens assumption process.

MMI serves as our management services subsidiary, known as a managing general agency, and provides underwriting, policy administration, claims administration, marketing, accounting and other management services to Maison. MMI contracts primarily with independent agencies for policy sales and services, and contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by, and subject to, the regulatory oversight of the Louisiana Department of Insurance (“LDI”), the Texas Department of Insurance (“TDI”) and the Florida Office of Insurance Regulation (“FOIR”). MMI earns commissions on a portion of the premiums Maison writes, as well as a policy fee on each direct policy Maison issues.

ClaimCor is a claim and underwriting technical solutions company. Maison processes claims made by our policyholders through ClaimCor, and through various third-party claims adjusting companies during times of high volume, so that we may provide responsive claims handling service when catastrophe events occur which impact many of our policyholders. We have the ultimate authority over the claims handling process, while the agencies that we appoint have no authority to settle our claims or otherwise exercise control over the claims process.

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

As further discussed in Note 2 below, the Company has entered into an agreement to sell its insurance operations which consist of Maison, MMI and ClaimCor, and currently expects to consummate the sale transaction in December 2019. The Company does not intend to liquidate following the sale. The Company’s Board is currently evaluating alternatives for the use of the cash consideration to be received as a result of the sale, which are expected to include using a portion of the cash consideration to conduct the business of PIH Re, and launching a new growth strategy focused on reinsurance, investment management and new investment opportunities. The Company may also form an additional reinsurance subsidiary in a suitable jurisdiction.

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

The Company’s shareholders have approved the Asset Sale. The Company has also received the regulatory approval required from the LDI and FOIR in order to consummate the Asset Sale. The regulatory approvals are contingent on compliance with consent orders issued by the insurance regulators. The Company currently anticipates that the Asset Sale will close in December 2019.

As of June 30, 2019, the Company concluded that the planned sale of Maison, MMI and ClaimCor has met the criteria for assets held for sale as set forth in ASC 205-20 – Discontinued Operations. Accordingly, the Company has classified the operations of Maison, MMI and ClaimCor (collectively referred to as the “disposal group”) as discontinued operations for all periods presented in this report.

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations to total assets and liabilities of the disposal group classified as held for sale that are presented separately in the Company’s consolidated balance sheet as of September 30, 2019 and December 31, 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

(unaudited)	September 30, 2019	December 31, 2018
Carrying amounts of assets included as part of discontinued operations
Fixed income securities, at fair value (amortized cost of $67,377 and $77,366, respectively	$68,577	$76,310
Equity investments, at fair value (cost of $- and $3,130, respectively)	–	3,263
Other investments	904	774
Cash and cash equivalents	34,763	27,236
Deferred policy acquisition costs	9,815	9,111
Premiums receivable, net of allowance of $64 and $50, respectively	2,911	7,720
Ceded unearned premiums	2,126	6,525
Reinsurance recoverable on paid losses	2,401	530
Reinsurance recoverable on loss reserves	6,946	5,661
Current income taxes recoverable	3,704	2,051
Deferred tax asset, net	1,909	1,014
Due from affiliate	3,108	2,698
Other assets	1,536	1,676
Total assets of the disposal group classified as held for sale in the Company’s consolidated balance sheet	$138,700	$144,569

Carrying amounts of liabilities included as part of discontinued operations
Loss and loss adjustment expense reserves	$17,769	$15,151
Unearned premium reserves	52,952	51,907
Ceded reinsurance premiums payable	3,490	9,495
Agency commissions payable	962	802
Premiums collected in advance	3,803	1,840
Surplus notes plus interest due to affiliate	18,961	18,244
Accrued premium taxes and assessments	2,260	3,059
Other liabilities	2,612	2,821
Total liabilities of the disposal group classified as held for sale in the Company’s consolidated balance sheet	$102,809	$103,319

The following table presents a reconciliation of the major classes of line items constituting pretax profit (loss) of discontinued operations to the after-tax profit (loss) of discontinued operations that are presented in the Company’s consolidated statement of operations for the three- and nine-month periods ended September 30, 2019 and 2018.

(unaudited)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Major classes of line items constituting pretax profit (loss) of discontinued operations
Net premiums earned	$13,195	$13,461	$40,858	$39,401
Net investment income	1,167	403	2,960	1,208
Other income	778	530	2,345	1,586
Net losses and loss adjustment expenses	(12,251)	(8,656)	(32,977)	(19,774)
Amortization of deferred policy acquisition costs	(4,375)	(3,929)	(13,048)	(10,841)
General and administrative expenses	(2,344)	(3,031)	(7,649)	(8,908)
Interest expense on surplus notes due to affiliate	(478)	(275)	(1,391)	(810)
Pretax profit (loss) of discontinued operations	(4,308)	(1,497)	(8,902)	1,862
Income tax expense (benefit)	(833)	(321)	(1,750)	401
Total profit (loss) on discontinued operations as presented in the Company’s statement of operations	$(3,475)	$(1,176)	$(7,152)	$1,461

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

Principles of Consolidation and Discontinued Operations:

In light of the Company’s receipt of the stockholder approval and regulatory approval required to consummate the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. Certain transactions between the Company and its subsidiaries, which have historically been eliminated upon consolidation, are shown on a gross basis in the accompanying financial statements as such transactions have occurred or are expected to occur between discontinued operations and those operations which the Company intends to continue to utilize following the consummation of the Asset Sale. These items include surplus notes in the amount of $18,000 plus approximately $1,157 in unpaid interest outstanding on these notes, which have been issued by Maison to the Company, and have been reflected as both an asset of continuing operations and liability of discontinued operations on the Company’s consolidated balance sheets as of September 30, 2019 and December 31, 2018. Interest associated with these surplus notes has also been recorded as part of net investment income from continuing operations as well as interest expense as part of discontinued operations on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018. Upon closing of the Asset Sale, up to $18,000 in surplus notes plus accrued but unpaid interest (other than default rates of interest, penalties, late fees and other related charges), will be repaid to the Company. Similarly, amounts due from the Company to Maison upon the assignment of certain of Maison’s investments to the Company have been reflected as an asset of continuing operations under the heading “Limited liability investments”, as well as a corresponding liability under the heading “Due to affiliates” on the Company’s consolidated balance sheet as of September 30, 2019 and December 31, 2018. Pursuant to the terms of the Asset Sale, this assignment of investments is to be settled, in cash, prior to closing of the transaction. All other significant intercompany balances and transactions have been eliminated upon consolidation.

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

Investments:

Investments in fixed income and equity securities are classified as available-for-sale and reported at estimated fair value. Unrealized gains and losses on fixed income securities are included in accumulated other comprehensive income (loss), net of tax, until sold or an other-than-temporary impairment is recognized, at which point the cumulative unrealized gains or losses are transferred to the consolidated statement of operations. Effective January 1, 2019, we adopted Accounting Standards Update No. 2016-01, Financial Instruments–Overall, requiring us to recognize unrealized gains and losses on our available-for-sale equity securities through income. See Note 4 – Recently Adopted and Issued Accounting Standards for additional information. Our fixed income and equity securities are held by the Company’s insurance subsidiary, Maison, and accordingly have been listed as part of assets of discontinued operations on the Company’s consolidated balance sheet as of September 30, 2019 and December 31, 2018. As of September 30, 2019, the Company has sold its equity securities, other than the limited liability investments discussed below.

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

Other investments consist of short-term investments, with original maturities between three months and one year, reported at cost, which approximates estimated fair value due to their short-term nature. Other investments also include a fixed rate certificate of deposit with an original maturity of 15 months. These investments are held by the Company’s insurance subsidiary, Maison and accordingly have been listed as part of assets of discontinued operations on the Company’s consolidated balance sheet as of September 30, 2019 and December 31, 2018.

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

Rent expense for the Company’s office leases is recognized on a straight-line basis over the term of the lease. Rent expense was $380 and $324 for the nine months ended September 30, 2019 and 2018, respectively.

Loss and Loss Adjustment Expense Reserves:

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred but not yet reported loss events and the related estimated loss adjustment expenses. The Company performs a continuing review of its loss and loss adjustment expense reserves, including its reserving techniques and its reinsurance. The loss and loss adjustment expense reserves are also reviewed at minimum, on an annual basis by qualified third-party actuaries. Since the loss and loss adjustment expense reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of income in the period in which the estimates are changed. Such changes in estimates could occur in a future period and may be material to the Company’s results of operations and financial position in such period.

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, premiums receivable, and amounts due from reinsurers on losses incurred. The Company maintains its cash with two major U.S. domestic banking institutions and one regional bank headquartered in the Eastern U.S. Such amounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 per institution. At September 30, 2019 the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

The Company also has risk associated with the lack of geographic diversification because Maison exclusively underwrites policies in Louisiana, Texas, and Florida. Maison insures personal property located in 63 of the 64 parishes in Louisiana, 212 of the 254 counties which comprise the State of Texas, and 31 of the 67 counties which comprise the State of Florida. As of September 30, 2019, these policies are concentrated within Saint Tammany Parish, LA (5.6%), Jefferson Parish, LA (5.6%), and Tarrant County, TX (5.0%); all of which are expressed as a percentage of our total direct and assumed policies in all states. No other parish in Louisiana nor county in Texas or Florida individually has over 5.0% of our total direct and assumed policies as of September 30, 2019.

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

4. Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

ASU 2014-09: Revenue from Contracts with Customers:

The Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, and related amendments ASU 2015-14, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-05 and ASU 2017-13 (collectively, “Topic 606”). Topic 606 creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Topic 606 became effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted Topic 606 on January 1, 2018, but since virtually all of the Company’s revenues relate to insurance contracts and investment income, the adoption of Topic 606 did not have an impact on the Company’s revenues. The Company will continue to monitor and examine transactions that could potentially fall within the scope of Topic 606 as such transactions are consummated.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

ASU 2016-02: Leases:

In February 2016, the FASB issued ASU 2016-02: Leases. ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under the previous guidance for lessees, leases were only included on the consolidated balance sheet if certain criteria, classifying the agreement as a capital lease, were met. This update requires the recognition of a right-of-use asset and a corresponding lease liability, discounted to present value, for all leases that extend beyond 12 months. The Company adopted this guidance effective January 1, 2019, using the modified retrospective method, under which we elected the package of practical expedients and transition provisions allowing us to bring our existing operating leases onto the Company’s consolidated balance sheet without adjusting comparative periods. We have operating leases for our facilities, which resulted in a cumulative-effect adjustment to retained earnings in the amount of $10. We also recognized both a right-of-use asset and lease liability in the amount of $314. Right-of-use assets are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

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

Accounting Standards Pending Adoption

ASU 2016-13: Financial Instruments – Credit Losses:

In June 2016, the FASB issued ASU 2016-13: Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to provide financial statement users with more useful information regarding the expected credit losses on financial instruments held as assets. Under current GAAP, financial statement recognition for credit losses on financial instruments was generally delayed until the occurrence of the loss was probable. The amendments of ASU 2016-13 eliminate this probable initial recognition threshold and instead reflect an entity’s current estimate of all expected credit losses. The amendments also broaden the information that an entity must consider in developing its expected credit loss estimates for those assets measured at amortized cost by using forecasted information instead of the current methodology which only considered past events and current conditions. Under ASU 2016-13, credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP; however, the amendments require that credit losses be presented as an allowance against the investment, rather than as a write-down. The amendments also allow the entity to record reversals of credit losses in current period net income, which is prohibited under current GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted, however smaller reporting companies may delay adoption until January 2023. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

5. Investments

A summary of the amortized cost, estimated fair value, and gross unrealized gains and losses on the Company’s investments in fixed income and equity securities at September 30, 2019 and December 31, 2018 is as shown in the following table. The Company’s fixed income securities are intended to be sold by the Company pursuant to the terms of the Equity Purchase Agreement dated February 25, 2019, and, as such, have been reflected in the Company’s consolidated balance sheet as assets of discontinued operations as of September 30, 2019 and December 31, 2018. Additionally, pursuant to the Equity Purchase Agreement, the Company has sold its equity securities as of September 30, 2019, other than the limited liability investments discussed below.

As of September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
U.S. government	$8,706	$114	$(4)	$8,816
State municipalities and political subdivisions	6,310	86	(1)	6,395
Asset-backed securities and collateralized mortgage obligations	28,776	562	(41)	29,297
Corporate	23,585	489	(5)	24,069
Total fixed income securities	$67,377	$1,251	$(51)	$68,577

As of December 31, 2018
Fixed income securities:
U.S. government	$8,458	$22	$(58)	$8,422
State municipalities and political subdivisions	6,508	3	(83)	6,428
Asset-backed securities and collateralized mortgage obligations	33,153	72	(433)	32,792
Corporate	29,247	25	(604)	28,668
Total fixed income securities	77,366	122	(1,178)	76,310
Equity securities:
Common stock	2,939	141	(3)	3,077
Warrants to purchase common stock	129	17	(23)	123
Rights to purchase common stock	62	5	(4)	63
Total equity securities	3,130	163	(30)	3,263
Total fixed income and equity securities	$80,496	$285	$(1,208)	$79,573

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

The table below summarizes the Company’s fixed income securities at September 30, 2019 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

Matures in:	Amortized Cost	Estimated Fair Value
One year or less	$4,576	$4,579
More than one to five years	34,926	35,421
More than five to ten years	6,545	6,792
More than ten years	21,330	21,785
Total	$67,377	$68,577

The following table highlights, by loss position and security type, those fixed income and equity securities in unrealized loss positions as of September 30, 2019 and December 31, 2018. The tables segregate the holdings based on the period of time the investments have been continuously held in unrealized loss positions. There were 80 and 336 fixed income investments that were in unrealized loss positions as of September 30, 2019 and December 31, 2018, respectively. The Company did not hold any equity securities as of September 30, 2019, other than the limited liability investments discussed below, and held 21 equity securities in unrealized loss positions at December 31, 2018.

	Less than 12 Months		Greater than 12 Months		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
As of September 30, 2019
Fixed income securities:
U.S. government	$3,109	$(12)	$3,449	$(29)	$6,558	$(41)
State municipalities and political subdivisions	675	(2)	1,023	(4)	1,698	(6)
Asset-backed securities and collateralized mortgage obligations	214	–	529	(1)	743	(1)
Corporate	756	–	777	(3)	1,533	(3)
Total fixed income securities	$4,754	$(14)	$5,778	$(37)	$10,532	$(51)

As of December 31, 2018
Fixed income securities:
U.S. government	$4,552	$(10)	$2,300	$(48)	$6,852	$(58)
State municipalities and political subdivisions	1,145	(5)	4,681	(78)	5,826	(83)
Asset-backed securities and collateralized mortgage obligations	8,682	(48)	14,864	(385)	23,546	(433)
Corporate	11,087	(204)	13,917	(400)	25,004	(604)
Total fixed income securities	25,466	(267)	35,762	(911)	61,228	(1,178)
Equity securities:
Common stock	149	(3)	-	-	149	(3)
Warrants to purchase common stock	84	(23)	-	-	84	(23)
Rights to purchase common stock	25	(4)	-	-	25	(4)
Total equity securities	258	(30)	-		258	(30)
Total fixed income and equity securities	$25,724	$(297)	$35,762	$(911)	$61,486	$(1,208)

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

Under the terms of the certificate of authority granted to Maison by the TDI, Maison is required to pledge assets totaling approximately $2,000 with the State of Texas. These assets consist of cash and various fixed income securities listed in the preceding tables which have an amortized cost basis of $2,000 and estimated fair value of $2,015 as of September 30, 2019.

The Company’s limited liability investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company had a total potential commitment of $935 related to these investments, of which the two entities have drawn down approximately $776 through September 30, 2019. The limited liability company is managed by Argo Management Group, LLC, an entity which, as of April 21, 2016, is wholly owned by KFSI. The Company has accounted for these two investments under the cost method, as the investments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the investments or the underlying privately-owned companies.

Additionally, on June 18, 2018 the Company invested $2,219 in FGI Metrolina Property Income Fund, LP (the “Fund”), which invests in real estate through a real estate investment trust which is wholly owned by the Fund. The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Company, a limited partner of the Fund, does not have a controlling financial interest in the Fund, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 47%. Accordingly, the Company has accounted for this investment under the equity method of accounting. The Company has committed to a total potential investment of up to $4,000 in the Fund. As of September 30, 2019, the total amount invested in the Fund was $2,719, while the carrying amount on the Company’s balance sheet was $3,217.

Pursuant to the terms of the Equity Purchase Agreement, prior to the closing of the Asset Sale, Maison intends to assign all of its right, title and interest in each of the limited liability investments to the Company in exchange for the statutory carrying value of each investment (approximately $4,100). Accordingly, these investments have been included on the Company’s consolidated balance sheet as of September 30, 2019 and December 31, 2018 as part of continuing operations. Investment income resulting from the Company’s limited liability investments has also been included in net investment income as part of continuing operations, on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018.

Also included in assets of discontinued operations on the Company’s balance sheet as of September 30, 2019 and December 31, 2018 are short-term investments, with original maturities between three months and one year, which have been recorded at cost, as well as a $300 certificate of deposit with an original term of 18 months deposited with the State of Florida pursuant to the terms of the certificate of authority issued to Maison from the OIR.

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

As a result of the analysis performed by the Company, we recorded a write-down for an other-than-temporary impairment on a single equity investment resulting in a charge of $215 against net investment income in December, 2018. We recorded this write-down as a result of our analysis of the investment’s operating losses for 2018, which showed a considerable decline when compared to its results for 2017. For the Company’s remaining investments with estimated fair values less than their carrying amounts, the Company believes that these unrealized losses are primarily due to temporary market and sector-related factors rather than to issuer-specific factors. There were no write-downs for other-than-temporary impairment on our investments for the three and nine months and ended September 30, 2019 and 2018.

The Company does not have any exposure to subprime mortgage-backed investments.

Net investment income from ongoing operations for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income:
Interest on surplus notes issued by Maison	$478	$281	$1,391	$810
Limited liability investment profit distributions	45	–	90	–
Loss on assignment of limited liability investments	–	–	(239)	–
Other	–	18	15	46
Net investment income	$523	$299	$1,257	$856

The Company has also included investment income associated with its fixed income and equity securities portfolio in discontinued operations, net of income taxes on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018 as this portfolio is intended to be sold by the Company in connection with the Asset Sale. See Note 2 for additional information.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

For the period beginning on June 1, 2018 and ending on December 30, 2018, the Company’s excess of loss treaty covered losses of up to $252,000 in excess of a retention of $10,000 per occurrence. Effective December 31, 2018, the Company procured an additional layer of single-limit coverage of $5,000 in excess of a retention of $5,000. Thus, for the period beginning December 31, 2018 and ending on May 31, 2019, the Company’s excess of loss treaty covered losses of up to $257,000 in excess of a retention of $5,000 per occurrence. We had also purchased reinstatement premium protection contracts to indemnify us against the potential cost of reinstatement premiums. Our coverage also reduced our retention in multiple event scenarios through the purchase of three subsequent event contracts. The first subsequent event contract had an occurrence limit of $6,000, an occurrence retention of $4,000, and was subject to an otherwise recoverable amount of $6,000. The second subsequent event contract had an occurrence limit of $3,000, an occurrence retention of $1,000, and was subject to an otherwise recoverable amount of $6,000. Both subsequent event contracts included one prepaid reinstatement. The third subsequent event contract provided $10,000 of additional reinstatement limit for the first layer of the catastrophe program and attaches after the first reinstatement has been completely exhausted. Furthermore, for the Florida Hurricane Catastrophe Fund Reimbursement Contracts effective June 1, 2018, the Company had elected 45% coverage on its Florida exposures.

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

Maison’s share of the total cost of the Program, including the separate coverage Maison has placed with the Florida Hurricane Catastrophe Fund, is expected to be approximately $44,400.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Premium written:
Direct	$27,456	$26,324	$75,352	$70,848
Assumed	(19)	(36)	(198)	(264)
Ceded	(9,825)	(8,023)	(28,852)	(23,541)
Net premium written	$17,612	$18,265	$46,302	$47,043

Premium earned:
Direct	$23,954	$20,818	$69,988	$55,663
Assumed	783	991	4,121	4,979
Ceded	(11,542)	(8,348)	(33,251)	(21,241)
Net premium earned	$13,195	$13,461	$40,858	$39,401

Losses and LAE incurred:
Direct	$13,400	$10,417	$56,542	$29,107
Assumed	637	12	398	(119)
Ceded	(1,786)	(1,773)	(23,963)	(9,214)
Net losses and LAE incurred	$12,251	$8,656	$32,977	$19,774

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

DPAC as well as the related amortization expense associated with DPAC for the three and nine months ended September 30, 2019 and 2018, is as shown in the following table and has been presented as part of discontinued operations in the Company’s financial statements presented in this report.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Balance, beginning of period, net	$9,216	$8,675	$9,111	$6,785
Additions	4,974	4,820	13,752	13,622
Amortization	(4,375)	(3,929)	(13,048)	(10,841)
Balance, September 30, net	$9,815	$9,566	$9,815	$9,566

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

The Company’s evaluation of the adequacy of loss and LAE reserves includes a re-estimation of the liability for loss and LAE reserves relating to each preceding financial year compared to the liability that was previously established. The results of this comparison and the changes in the provision, net of amounts recoverable from reinsurers, for the three and nine months ended September 30, 2019 and 2018 were as shown in the following table and have been presented as part of discontinued operations in the Company’s financial statements presented in this report.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Balance, beginning of period, gross of reinsurance	$23,838	$13,817	$15,151	$13,488
Less reinsurance recoverable on loss and LAE expense reserves	(11,560)	(6,867)	(5,661)	(8,971)
Balance, beginning of period, net of reinsurance	12,278	6,950	9,490	4,517
Incurred related to:
Current year	12,110	8,779	33,559	21,696
Prior years	141	(123)	(582)	(1,922)
Paid related to:
Current year	(12,841)	(6,997)	(25,076)	(14,332)
Prior years	(865)	(132)	(6,568)	(1,482)
Balance, September 30, net of reinsurance	10,823	8,477	10,823	8,477
Plus reinsurance recoverable related to loss and LAE expense reserves	6,946	5,695	6,946	5,695
Balance, September 30, gross of reinsurance	$17,769	$14,172	$17,769	$14,172

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

9. Income Taxes

Income tax expense for the three and nine months ended September 30, 2019 and 2018 varies from the amount that would result by applying the applicable statutory federal income tax rate to income before income taxes as summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Income tax expense at statutory income tax rate of 21%	$(920)	$(564)	$(2,075)	$(5)
State income tax (net of federal tax benefit)	72	(10)	115	(6)
Share-based compensation	3	–	43	15
Other	1	3	6	–
Income tax expense (benefit)	$(844)	$(571)	$(1,911)	$4

Income tax expense (benefit)–from continuing operations	$(12)	$(250)	$(162)	$(397)
Income tax expense (benefit)–from discontinued operations	$(832)	$(321)	$(1,749)	$401

The Company carries a net deferred income tax asset of $2,285 and $1,279 at September 30, 2019 and December 31, 2018, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income. Significant components of the Company’s net deferred tax assets are as follows:

	September 30, 2019	December 31, 2018
Deferred income tax assets:
Loss and loss adjustment expense reserves	$100	$87
Unearned premium reserves	2,294	1,983
Investments	1,369	216
Share-based compensation	241	257
Deferred fee income	337	357
State deferred taxes	349	247
Net operating loss carryforward	–	–
Other	72	81
Deferred income tax assets	$4,762	$3,228

Deferred income tax liabilities:
Deferred policy acquisition costs	$2,061	$1,913
Investments	383	–
Other	33	36
Deferred income tax liabilities	$2,477	$1,949

Net deferred income tax assets	$2,285	$1,279

Net DTA – from continuing operations	$376	$265
Net DTA – from discontinued operations	$1,909	$1,014

As of September 30, 2019, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $6,519, which will be available to offset future taxable income. Approximately $6,140 of the Company’s NOLs will expire on December 31, 2039, while the remaining $379 of the Company’s NOLs do not expire under current tax law.

As of September 30, 2019, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

10. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic and diluted:
Net loss (in thousands)	$(3,535)	$(2,114)	$(7,969)	$(28)
Less: dividends declared on Series A Preferred Shares	(350)	(350)	(1,050)	(758)
Loss attributable to common shareholders	$(3,885)	$(2,464)	$(9,019)	$(786)
Weighted average common shares outstanding	6,015,753	5,991,856	6,013,771	5,987,644
Loss per share attributable to common shareholders	$(0.65)	$(0.41)	$(1.50)	$(0.13)

Net loss from continuing operations	$(60)	$(938)	$(817)	$(1,489)
Less: dividends declared on Series A Preferred Shares	(350)	(350)	(1,050)	(758)
Loss from continuing operations attributable to common shareholders	(410)	(1,288)	(1,867)	(2,247)
Weighted average common shares outstanding	6,015,753	5,991,856	6,013,771	5,987,644
Loss per common share from continuing operations	$(0.07)	$(0.21)	$(0.31)	$(0.37)

Net income (loss) from discontinued operations, net of income taxes	$(3,475)	$(1,176)	$(7,152)	$1,461
Weighted average common shares outstanding	6,015,753	5,991,856	6,013,771	5,987,644
Earnings (loss) per common share from discontinued operations	$(0.58)	$(0.20)	$(1.19)	$0.24

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

The following potentially dilutive securities outstanding as of September 30, 2019 and 2018 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of September 30,
	2019	2018
Options to purchase common stock	–	177,456
Warrants to purchase common stock	1,500,000	1,906,875
Restricted stock units	202,634	300,168
Performance shares(1)	–	375,000
	1,657,329	2,759,499

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

On May 31, 2018, our shareholders approved the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The purpose of the 2018 Plan is to attract and retain directors, consultants, and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2018 Plan is administered by the Compensation and Management Resources Committee of the Board and has a term of ten years. The 2018 Plan allows for the issuance of both incentive stock options and non-qualified stock options, stock appreciation rights, RSUs, and other stock-based, as well as cash-based awards, and provides for a maximum of 300,000 shares available for issuance.

Stock Options

For the three and nine months ended September 30, 2019, a total of 0 and 177,456 of the Company’s stock options expired unexercised, respectively. The stock options had a weighted average exercise price of $8.06 per share. There were no grants or exercises of the Company’s stock options for the nine months ended September 30, 2019. The Company did not have any employee stock options outstanding as of September 30, 2019.

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

On May 31, 2017, the Compensation Committee of the Company’s Board of Directors approved a share matching arrangement resulting in the issuance of 108,330 RSUs to the Company’s officers and non-employee directors then serving under the 2014 Plan. The RSUs were issued on December 15, 2017, and entitle each grantee to one share of the Company’s common stock upon the vesting date of the RSU, which will vest 20% per year over a period of five years following the date granted, subject to each officer’s continued employment with the Company, or each director’s continued service on the Board. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. The Board of Directors may, in its discretion, accelerate vesting in the event of early retirement. Similarly, should a director make himself available and consent to be nominated by the Company for continued service but is not nominated by the Board for election by the shareholders, other than for good reason as determined by the Board in its discretion, then such director’s RSU grant will vest in full as of his last date of service as a director with the Company. Accordingly, since Mr. Joshua Horowitz’s term as a director did not continue following the Company’s annual meeting of stockholders held on May 31, 2018, Mr. Horowitz’ 6,666 RSUs shares vested in full on May 31, 2018. Directors are required to maintain ownership of the shares purchased through the full five-year vesting period, except as set forth above.

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

Also on August 22, 2018, the Company modified its compensation program for all non-employee directors of the Company, effective September 1, 2018. The modified compensation program allows for an annual grant of RSUs with a value of $40, vesting in five equal annual installments, beginning with the first anniversary of the grant date. Accordingly, on August 22, 2018 and again on August 13, 2019, the Board issued RSUs to each of the Company’s then serving non-employee directors, representing a value of $40 per director. The total number of RSUs granted were 34,284 on August 22, 2018 and 61,776 on August 13, 2019. Furthermore, on January 11, 2019, the Company’s board of directors appointed two new directors to the Board, Ambassador Rita Hayes and Dr. Marsha G. King, resulting in the issuance of 5,397 RSUs to each of these two directors, representing their pro-rata share of the RSU grant issued to each of the Company’s non-employee directors on an annual basis. The following table summarizes RSU activity for the year ended December 31, 2018 and the nine months ended September 30, 2019.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2018	128,830	$6.27
Granted	171,338	7.48
Vested	(26,998)	7.20
Forfeited	(136,054)	7.60
Non-vested units, December 31, 2018	137,116	$6.27
Granted	72,570	5.14
Vested	(7,052)	7.00
Forfeited	–	–
Non-vested units, September 30, 2019	202,634	$5.84

Total stock-based compensation expense for the nine months ended September 30, 2019 and 2018 was $163 and $236, respectively. As of September 30, 2019, total unrecognized stock compensation expense of $1,018 remains, which will be recognized through September 30, 2024. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense and has been included in net loss from continuing operations.

Warrants

For the nine months ended September 30, 2019, a total of 406,875 warrants expired having a weighted average exercise price of $9.69. Warrants were neither granted nor exercised during the nine-month period. As of September 30, 2019, the Company had 1,500,000 warrants outstanding with an exercise price of $15.00 which expire on February 24, 2022.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 shares of the Preferred Stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share. Also, on March 26, 2018, we issued an additional 60,000 shares of Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Preferred Stock was on June 1, 2018. For the nine months ended September 30, 2019 and 2018, the Company declared dividends totaling $1,050 and $758, respectively, on the Preferred Stock. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Preferred Stock per year. The Company’s Board of Directors declared the fourth quarter 2019 dividend on the shares of Series A Preferred Stock on November 14, 2019.

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

Termination of Performance Share Grant Agreement

On July 24, 2018, the Company entered into a Termination Agreement with Kingsway America, Inc. (“KAI”, a wholly owned subsidiary of KFSI) pursuant to which KAI agreed to terminate the Performance Share Grant Agreement (“PSGA”) dated March 26, 2014, between the Company and KAI in exchange for a payment of $1,000 from the Company, which has been recorded as a charge under the heading “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s consolidated statement of operations for year ended December 31, 2018. As a result of the Termination Agreement, KAI has no further rights to any of the performance share grants contemplated by the PSGA. Under the PSGA, KAI was entitled to receive up to an aggregate of 375,000 shares of our common stock upon achievement of certain milestones regarding our stock price. Mr. Larry G. Swets, Jr., who is a director of the Company, served as Chief Executive Officer and Director of KFSI on the date the Company entered into the Termination Agreement. The Company did not issue any shares under the PSGA while the PSGA was outstanding. The Termination Agreement was approved by a special committee of the Board of Directors of the Company consisting solely of independent directors.

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

On January 2, 2018, the Company entered into a Stock Purchase Agreement with 1347 Advisors and IWS Acquisition Corporation, pursuant to which the Company repurchased 60,000 Series B Preferred Shares from 1347 Advisors for an aggregate purchase price of $1,740, representing (i) the par value of the Series B Preferred Shares, or $1,500; and (ii) declared and unpaid dividends with respect to the dividend payment due on February 23, 2018, or $240. Also in connection with the Stock Purchase Agreement, the Performance Shares Grant Agreement, dated February 24, 2015, between the Company and 1347 Advisors was terminated. In connection with the termination, the Company made a cash payment of $300 to 1347 Advisors. Upon termination of the MSA Agreement, the Company recorded an increase of approximately $54 to additional paid in capital, representing the estimated fair value of the Performance Share Grant Agreement on the grant date. Upon the termination of the Performance Share Grant Agreement, we compared the amount previously recorded in additional paid in capital to the amount paid to terminate the agreement, resulting in a reversal of the $54 originally recorded to additional paid in capital as well as a charge of $246 recorded to Loss on repurchase of Series B Preferred Shares and Performance Shares on the Company’s consolidated statement of operations for the nine months ended September 30, 2018.

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

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the shares had a mandatory redemption date of February 24, 2020, applicable guidance required that we classify the shares as a liability on our consolidated balance sheet, rather than recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 redemption amount plus dividends expected to be paid on the shares while outstanding, discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $33 has been charged to continuing operations for the nine months ended September 30, 2018. Upon our repurchase of the Series B Preferred Shares in both January and February 2018, we compared the amortized carrying amount of the liability to the amount paid to repurchase the shares, resulting in a charge of $366 to Loss on repurchase of Series B Preferred Shares and Performance Shares on the Company’s consolidated statement of operations for the nine months ended September 30, 2018.

Investment in Limited Liability Company and Limited Partnership

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $341 as of September 30, 2019. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016.

As of September 30, 2019, the Company has invested $2,719 as a limited partner in FGI Metrolina Property Income Fund, LP (the “Fund”). The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Fund’s investment program is managed by FGI Funds Management LLC, an affiliate of FGI, which, with its affiliates, is the largest stockholder of the Company. The Company’s investment represents an approximate 47% ownership stake in the Fund.

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

As of September 30, 2019, the total assets of the Fund were $5,573. Our maximum exposure to loss associated with our investment in the Fund was $2,719 as of September 30, 2019. The Company’s maximum exposure to loss associated with the Fund is limited to our investment; however, the Company has committed to invest up to $4,000 in the Fund. Our investment is reflected on our consolidated balance sheet under the heading Limited liability investments. Although it is not the Company’s intent, should the Company’s ownership percentage in the Fund exceed 50% of the total ownership interest in the Fund, we would be required to consolidate the Fund’s financial statements with our results in future periods as we would be deemed to have a controlling interest in the Fund.

14. Accumulated Other Comprehensive Income (Loss)

The table below details the change in the balance of each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2019 and 2018 and has been presented as part of discontinued operations in the Company’s financial statements presented in this report.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Unrealized gains (losses) on available-for-sale securities:
Balance, beginning of period	$1,042	$(1,079)	$(729)	$(169)
Other comprehensive income (loss) before reclassifications	(501)	(169)	1,832	(1,308)
Amounts reclassified from accumulated other comprehensive income	384	–	397	63
Income taxes	25	36	(446)	235
Net current-period other comprehensive income (loss)	(92)	(133)	1,783	(1,010)
Reclassifications due to adoption of new accounting standards	–	–	(104)	(33)
Balance, September 30	$950	$(1,212)	$950	$(1,212)

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

The FASB has issued guidance that defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.

●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly, for substantially the full-term of the financial instrument.

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the measurement of fair value.

Financial instruments measured at fair value as of September 30, 2019 and December 31, 2018 in accordance with this guidance are as follows.

September 30, 2019	Level 1	Level 2	Level 3	Total
Fixed income securities:
U.S. government	$–	$8,816	$–	$8,816
State municipalities and political subdivisions	–	6,395	–	6,395
Asset-backed securities and collateralized mortgage obligations	–	29,297	–	29,297
Corporate	–	24,069	–	24,069
Total fixed income securities	$–	$68,577	$–	$68,577

December 31, 2018
Fixed income securities:
U.S. government	$-	$8,422	$-	$8,422
State municipalities and political subdivisions	-	6,428	-	6,428
Asset-backed securities and collateralized mortgage obligations	-	32,792	-	32,792
Corporate	-	28,668	-	28,668
Total fixed income securities	$-	$76,310	$-	$76,310

Equity securities:
Common stock	3,077	-	-	3,077
Warrants to purchase common stock	123	-	-	123
Rights to purchase common stock	63	-	-	63
Total equity securities	$3,263	$-	$-	$3,263

Total fixed income and equity securities	$3,263	$76,310	$-	$79,573

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

Statutory Surplus and Capital Requirements

In order to retain its certificates of authority in Louisiana and Florida, Maison is required to maintain a minimum capital surplus of $5,000 and $35,000, respectively. Accordingly, on September 30, 2019, the Company made a capital contribution in the amount of $7,000 to Maison, resulting in Maison having a capital surplus of $40,436 as of September 30, 2019.

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

States routinely require deposits of assets for the protection of policyholders either in those states or for all policyholders. As of September 30, 2019, Maison held certificates of deposit with an estimated fair value of approximately $100 and $300 as a deposit with the LDI and FOIR, respectively. Maison also held cash and investment securities with an estimated fair value of approximately $2,015 as a deposit with the TDI.

Surplus Notes

PIH, as the parent company of Maison, is subject to the insurance holding company laws of the State of Louisiana, which, among other things, regulate the terms of surplus notes issued by insurers to their parent company. As of September 30, 2019, Maison’s capital includes six surplus notes issued to PIH in the aggregate amount of $18,000, all of which were approved by the LDI prior to their issuance. Interest payments on the notes are due annually and are also subject to prior approval by the LDI. The Company’s surplus notes, as of September 30, 2019, are as follows.

Date of Issuance	Maturity Date	Interest Rate	Principal Amount as of September 30, 2019	Principal Amount as of December 31, 2018
December 21, 2015	December 21, 2019	10.0%	$850	$850
September 29, 2016	September 29, 2020	10.0%	3,450	3,450
September 28, 2017	September 28, 2021	10.0%	2,950	2,950
December 28, 2017	December 28, 2019	10.0%	2,300	2,300
November 14, 2018	November 14, 2020	10.0%	5,250	5,250
December 27, 2018	December 27, 2020	9.25%	3,200	3,200
			$18,000	$18,000
Accrued interest			961	244
Surplus notes receivable from affiliate			$18,961	$18,244

Upon closing of the Asset Sale, up to $18,000 in surplus notes plus accrued but unpaid interest (other than default rates of interest, penalties, late fees and other related charges), will be repaid to the Company. Accordingly, the surplus notes have been shown on a gross basis as both an asset of continuing operations and liability of discontinued operations on the Company’s consolidated balance sheet as of September 30, 2019 and December 31, 2018. Interest associated with the surplus notes has also been recorded as part of net investment income as well as interest expense in discontinued operations on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

17. Commercial Line of Credit Facility

On April 23, 2018, the Company and MMI executed a Commercial Business Loan Agreement and related Promissory Note with Hancock Bank, a trade name for Whitney Bank (the “Lender”). The agreements provided for a revolving line of credit of $5,000. The line of credit expired pursuant to its terms on April 19, 2019. The Company and MMI did not draw down funds under the Loan Agreement during the period it was outstanding.

On August 20, 2019, the Company entered into a $7,000 Loan Agreement and a related Commercial Note (collectively, the “Loan Agreement”) with the Lender. The Loan Agreement provides for a non-revolving line of credit of $7,000. The line of credit will expire on the earlier of (i) January 20, 2020, or (ii) the closing of the transactions contemplated by the Asset Sale. Proceeds of borrowings under the Loan Agreement may be used for providing short-term working capital to the Company’s subsidiaries and other general corporate purposes. The line of credit is secured by a collateral assignment of the Company’s right to receive cash proceeds under the Equity Purchase Agreement for the Asset Sale.

Borrowings under the Loan Agreement will bear interest at a rate per annum equal to one-month ICE LIBOR (rounded up to the nearest one-eighth (1/8th) of one percent or rounded up to one-eighth (1/8th) of one percent if the reported one-month ICE LIBOR is less than zero) plus a margin of 3.00%. The initial interest rate is 5.25% per annum, to be adjusted on the first day of each calendar month. The line of credit is to be repaid in monthly payments of interest only, payable in arrears, commencing on the first day of the month following the initial borrowing under the Loan Agreement. All principal and remaining interest will be payable in full at maturity. As of November 14, 2019, the Company had not drawn on the Loan Agreement.

The Loan Agreement contains certain restrictive covenants customary for transactions of this type, including restrictions on liens, indebtedness, loans and guarantees, acquisitions and mergers, sales of assets, and stock repurchases.

The Loan Agreement also provides for customary events of default with corresponding grace periods, including: (1) failure to make payments under the Loan Agreement when due; (2) failure to comply with other covenants and agreements contained in the Loan Agreement; (3) breach of or default under the collateral assignment; (4) making of false or materially inaccurate representations and warranties; (5) certain defaults under other debt obligations of the Company; (6) money judgments, material adverse changes or events regarding the validity of the Loan Agreement or other loan documents; and (7) certain events of bankruptcy or insolvency affecting the Company. Upon the occurrence of an event of default, the Lender may declare the entire unpaid principal balance and accrued unpaid interest immediately due and payable and/or exercise any and all remedial and other rights under the Loan Agreement. The default interest rate is 18%, subject to the maximum rate permitted by law.

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

Operating Lease Commitments:

Our management services subsidiary MMI has entered into leases for the use of office space in Baton Rouge, LA, Dallas, TX, and Tampa, FL. Pursuant to our adoption of FASB Topic 842 – Leases, effective January 1, 2019, we recorded a right-of-use asset and corresponding lease liability in the amount of $314 on the date of adoption, pertaining to our Baton Rouge and Dallas leases. We did not recognize a right-of-use asset or related lease liability for our prior facility lease in Tampa as the lease term on the date of adoption was less than twelve months; this lease subsequently expired in October 2019. Such lease payments have been recorded in the Company’s consolidated statement of operations as part of discontinued operations in the period in which the obligation for those payments was incurred as the Company’s leases are intended to be included as part of the sale of the Company’s insurance operations in the Asset Sale. Future minimum lease payments on our prior Tampa facility as of September 30, 2019 were $25, all of which were incurred in October 2019.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

As of September 30, 2019, the balance of right-of-use assets was $208 and lease liabilities was $210, both of which are reflected on the Company’s consolidated balance sheet as assets and liabilities of discontinued operations, respectively. The weighted-average remaining lease term for our operating leases (excluding the short-term Tampa lease) is 1.4 years, while the weighted-average discount rate used in the determination of our lease liabilities was 5.5%.

Future minimum lease payments as of September 30, 2019 were as follows:

Year ending September 30,
2020	$154
2021	65
Total undiscounted lease payments	$219

Less: imputed interest	(9)
Total discounted lease payments (lease liability at September 30, 2019)	$210

On May 20, 2019, MMI entered into a lease agreement for new office space in Tampa, FL to replace the Company’s lease for office space which expired in October 2019. The new lease commenced on October 28, 2019, and consists of approximately six thousand square feet of office space. Total minimum rent will be approximately $444 over the 63-month term of the lease.

Financing Lease Commitments:

In March 2018, MMI entered into an agreement to lease vehicles for the use of our sales representatives in Louisiana, Texas and Florida, which have been recorded as financing leases having a carrying value of approximately $86 as of September 30, 2019, and are reflected as liabilities from discontinued operations in the Company’s consolidated balance sheet as of September 30, 2019 and December 31, 2018. Future minimum lease payments, together with the present value of the net minimum lease payments as of September 30, 2019, are presented in the following table.

Year ending September 30,
2020	$57
2021	39
Total minimum lease payments	96
Less: amount representing estimated executory costs included in total minimum lease payments	–
Net minimum lease payments	96
Less: amount representing interest	(10)
Present value of minimum lease payments	$86

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Overview

1347 Property Insurance Holdings, Inc. is an insurance holding company specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. These markets are characterized as regions where larger, national insurers have reduced their market share in favor of other, less catastrophe exposed markets. These markets are also characterized by state-administered residual insurers controlling large market shares. These unique markets can trace their roots to Hurricane Andrew, after which larger national carriers limited their capital allocation and approaches to property risk aggregation. These trends accelerated again after back to back exceptionally active hurricane seasons in 2004 and 2005. However, the decade following Hurricane Katrina in 2005, had relatively few losses arising from tropical storm activity which led to declines in reinsurance pricing and increases in its availability. We were incorporated on October 2, 2012 in the State of Delaware to take advantage of these favorable dynamics where premium could be acquired relatively more quickly and under less competitive pressure than in other property insurance markets and where the cost of reinsurance, a significant expense for primary insurers, was declining from record high levels. We execute on this opportunity via a management team with expertise in the critical facets of our business: underwriting, claims, reinsurance, and operations. Within our three-state market, we seek to sell our products in territories with the highest rate per exposure and the least complexity in terms of risk. As of September 30, 2019, we covered risks under approximately 64,000 policies.

On November 19, 2013, we changed our legal name from Maison Insurance Holdings, Inc. to 1347 Property Insurance Holdings, Inc., and on March 31, 2014, we completed an initial public offering of our common stock. Prior to March 31, 2014, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. As of September 30, 2019, KFSI and its affiliates held warrants that, if exercised, would cause KFSI and its affiliates to hold an approximate 20% ownership interest in our common stock. In addition, as of September 30, 2019, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 45% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

We have four wholly owned subsidiaries: Maison Insurance Company, or “Maison”, Maison Managers Inc., or “MMI”, ClaimCor, LLC, or “ClaimCor”, and PIH Re, Ltd or “PIH Re”.

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

Maison has participated in take-outs from both FL Citizens and Louisiana Citizens Property Insurance Corporation, or “LA Citizens”, as well as the inaugural depopulation of policies from the Texas Windstorm Insurance Association, or “TWIA”, which occurred on December 1, 2016. Under these programs, state-approved insurance companies, such as Maison, are able to assume insurance policies written by FL Citizens, LA Citizens and TWIA. The majority of policies which we have obtained through LA Citizens as well as all of the policies we have obtained through FL Citizens and TWIA cover losses arising only from wind and hail. Prior to our take-out, some of these policyholders may not have been able to obtain such coverage from any other marketplace.

On August 1, 2018, House Bill No. 333 (“HB 333”) became effective, which amended the law with respect to the depopulation of policies from LA Citizens. In July 2018, the Company was notified by LA Citizens of the number of policies which would be available for assumption by all insurers electing to participate in the December 1, 2018 depopulation under the new law. Due to the significant reduction of policies available when compared to those available for assumption in prior years, the Company did not participate in the December 1, 2018 assumption of policies from LA Citizens. The Company does not expect to participate in the December 1, 2019 LA Citizens assumption process.

MMI serves as our management services subsidiary, known as a managing general agency, and provides underwriting, policy administration, claims administration, marketing, accounting and other management services to Maison. MMI contracts primarily with independent agencies for policy sales and services, and also contracts with an independent third-party for policy administration services. As a managing general agency, MMI is licensed by, and subject to, the regulatory oversight of the Louisiana Department of Insurance (“LDI”), Texas Department of Insurance (“TDI”) and the Florida Office of Insurance Regulation (“OIR”). MMI earns commissions on a portion of the premiums Maison writes, as well as a policy fee on each direct policy Maison issues.

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

The Company’s shareholders have approved the Asset Sale. The Company has also received the regulatory approval required from the LDI and FOIR in order to consummate the Asset Sale. The regulatory approvals are contingent on compliance with consent orders issued by the insurance regulators. The Company currently anticipates that the Asset Sale will close in December 2019.

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

Our Products

As of September 30, 2019, we covered risks under approximately 64,000 direct and assumed policies. Of these policies, approximately 25% were obtained via take-out from LA Citizens, FL Citizens and TWIA, with the remaining 75% obtained from our independent agency force. In total, from both take-out and voluntary business, approximately 57% of our policies are homeowner multi-peril, approximately 11% are manufactured home multi-peril policies, approximately 28% are wind/hail only policies, approximately 2% are multi-peril dwelling policies, and approximately 2% are dwelling fire policies.

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

Our policy counts by type as of September 30, 2019 and December 31, 2018 are as follows:

	Policies as of
Source of Policies	September 30, 2019	December 31, 2018

Homeowners	36,667	39,904
Manufactured Homes	6,651	6,250
Other Dwellings	5,141	5,200
Total Voluntary Policies in Force	48,459	51,354

Assumed through LA Citizens Depopulation Program	9,085	9,930
Assumed through FL Citizens Depopulation Program	6,219	6,882
Assumed through TWIA Quota-Share Agreement	561	627
Total Assumed Policies	15,865	17,439

Total all Policies	64,324	68,793

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Discontinued Operations

In light of the Company’s receipt of the stockholder approval and regulatory approval to consummate the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor, the operations of Maison, MMI and ClaimCor have been classified as discontinued operations in the Company’s financial statements presented in this report. Certain transactions between the Company and its subsidiaries, which have historically been eliminated upon consolidation, are shown on a gross basis in the accompanying financial statements as such transactions have occurred or are expected to occur between discontinued operations and those operations which the Company intends to continue to utilize following the consummation of the Asset Sale. These items include surplus notes in the amount of $18,000 plus approximately $961 in unpaid interest outstanding on these notes, which have been issued by Maison to the Company, and have been reflected as both an asset in continuing operations and liability of discontinued operations on the Company’s consolidated balance sheet as of September 30, 2019 and December 31, 2018. Interest associated with these surplus notes has also been recorded as part of net investment income as well as interest expense in discontinued operations on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018. Similarly, amounts due from the Company to Maison upon the assignment of certain of Maison’s investments to the Company have also been reflected as an asset of continuing operations as well as a corresponding liability under the heading due to affiliates on the Company’s consolidated balance sheet as of September 30, 2019 and December 31, 2018.

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

The Company carries a net deferred income tax asset of $2,285 and $1,279 at September 30, 2019 and December 31, 2018, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income.

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

Analysis of Financial Condition

As of September 30, 2019 compared to December 31, 2018

Dollar amounts included in the Analysis of Financial Condition are presented in thousands, except as otherwise specified.

Investments

The Company’s investments in fixed income and equity securities are classified as available-for-sale and are reported at estimated fair value. The Company held an investments portfolio comprised primarily of fixed income securities issued by the U.S. Government, government agencies and high-quality corporate issuers. The fixed income portfolio is managed by a third-party investment management firm in accordance with the investment policies and guidelines approved by the investment committee of the Company’s Board of Directors. These guidelines stress the preservation of capital, market liquidity and the diversification of risk. Investments held by the Company’s insurance subsidiary must also comply with applicable domiciliary state regulations that prescribe the type, quality and concentration of investments. The Company’s intends to sell its fixed income securities portfolio pursuant to the terms of the Purchase Agreement. Accordingly, the portfolio has been reflected in the Company’s consolidated balance sheet as assets of discontinued operations as of September 30, 2019 and December 31, 2018. Additionally, pursuant to the Equity Purchase Agreement, the Company has sold its equity securities as of September 30, 2019, other than the limited liability investments discussed below.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

The table below summarizes, by type, the Company’s investments as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Fixed income securities:
U.S. government	$8,816	12.0%	$8,422	10.1%
State municipalities and political subdivisions	6,395	8.7%	6,428	7.7%
Asset-backed securities and collateralized mortgage obligations	29,297	39.9%	32,792	39.4%
Corporate	24,069	32.8%	28,668	34.4%
Total fixed income securities	68,577	93.4%	76,310	91.6%

Equity securities:
Common stock	–	–%	3,077	3.7%
Warrants to purchase common stock	–	–%	123	0.1%
Rights to purchase common stock	–	–%	63	0.1%
Total equity securities	–	–%	3,263	3.9%

Limited liability investments	3,994	5.4%	2,987	0.6%
Other investments	904	1.2%	774	3.9%
Total investments	$73,475	100.0%	$83,334	100.0%

Pursuant to the certificate of authority we received from the TDI, we are required to deposit assets with the State of Texas. These assets consist of cash and various fixed income securities listed in the table above having an amortized cost basis of $2,000 and an estimated fair value of $2,015 as of September 30, 2019.

The Company’s limited liability investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has a total potential commitment of $935 related to these investments, of which the two entities have drawn down approximately $776 through September 30, 2019. The limited liability company is managed by Argo Management Group, LLC, an entity which is wholly owned by KFSI. The Company has accounted for these two investments under the cost method, as the investments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the investments or the underlying privately-owned companies.

Additionally, on June 18, 2018 the Company invested $2,219 in FGI Metrolina Property Income Fund, LP (the “Fund”), which intends to invest in real estate through a real estate investment trust which is wholly owned by the Fund. The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Company, a limited partner of the Fund, does not have a controlling financial interest in the Fund, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 47%. Accordingly, the Company has accounted for this investment under the equity method of accounting. The Company has committed to a total potential investment of up to $4,000 in the Fund. As of September 30, 2019, the total amount invested in the Fund was $2,719, while the carrying amount on the Company’s consolidated balance sheet was $3,217.

Pursuant to the terms of the Purchase Agreement, prior to Closing, Maison intends to assign all of its right, title and interest in each of the limited liability investments to the Company in exchange for the statutory carrying value of each investment. Accordingly, these investments have been included on the Company’s consolidated balance sheet as of September 30, 2019 and December 31, 2018 as part of continuing operations. Investment income resulting from the Company’s limited liability investments has also been included in net investment income as part of continuing operations, on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018.

Included in assets of discontinued operations are short-term investments, with original maturities between three months and one year, which have been recorded at cost, as well as a $300 certificate of deposit with an original term of 18 months deposited with the State of Florida pursuant to the terms of the certificate of authority issued to Maison from the OIR.

Liquidity and Cash Flow Risk

The table below summarizes the fair value of the Company’s fixed income securities by contractual maturity as of September 30, 2019 and December 31, 2018. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of these obligations.

	September 30, 2019		December 31, 2018
Matures in:	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
One year or less	$4,579	6.7%	$3,758	4.9%
More than one to five years	35,421	51.6%	34,169	44.8%
More than five to ten years	6,792	9.9%	13,806	18.1%
More than ten years	21,785	31.8%	24,577	32.2%
Total	$68,577	100.0%	$76,310	100.0%

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

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

At September 30, 2019 and December 31, 2018, the Company’s debt securities had the following quality ratings as assigned by Standard and Poor’s (“S&P”) or Moody’s Investors Service (“Moody’s”).

	September 30, 2019		December 31, 2018
Rating (S&P/Moody’s)	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
AAA/Aaa	$40,357	58.9%	$44,605	58.5%
Aa/Aa	6,959	10.1%	7,159	9.4%
A/A	13,395	19.5%	16,211	21.2%
BBB	7,866	11.5%	8,335	10.9%
Total fixed income securities	$68,577	100.0%	$76,310	100.0%

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

As a result of the analysis performed by the Company, we recorded a write-down for an other-than-temporary impairment on a single equity investment resulting in a charge of $215 against net investment income for the quarter ended December 31, 2018. We recorded this write-down as a result of our analysis of the investment’s operating losses for 2018, which showed a considerable decline when compared to its results for 2017. There were no write-downs for other-than-temporary impairment on our investments for the three and nine months ended September 30, 2019 or 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

At September 30, 2019, the Company did not hold any equity securities, other than its limited liability investments, while gross unrealized losses for fixed income securities amounted to $51. There were no unrealized losses attributable to non-investment grade fixed income securities. Fixed income securities in unrealized loss positions continued to pay interest and were not subject to material changes in their respective debt ratings. The Company concluded the declines in value on its fixed income securities were considered temporary. As the Company has the capacity to hold these investments to maturity, no impairment provision was considered necessary.

Deferred Policy Acquisition Costs

The Company’s deferred policy acquisition costs (“DPAC”) include commissions, premium taxes, assessments and other policy processing fees that are directly related to successful efforts to acquire new or existing insurance policies to the extent they are considered recoverable and represent those costs related to acquiring the premiums the Company has yet to earn (the unearned premium reserve). DPAC as well as the related amortization expense associated with DPAC for the three and nine months ended September 30, 2019 and 2018 has been presented as part of discontinued operations in the Company’s financial statements.

DPAC increased $704, to $9,815 as of September 30, 2019 compared to $9,111 as of December 31, 2018, related primarily to the deferral of retaliatory taxes associated with the premiums we write in Texas and Florida as well as third-party computer programming costs associated with the development of new products for the Company’s policy administration system. DPAC expressed as a percentage of unearned premium reserves was 18.5% and 17.6% as of September 30, 2019 and December 31, 2018, respectively.

Premiums Receivable, Net of Allowance for Doubtful Accounts

Premiums receivable, net of allowances for credit losses, decreased by $4,809 to $2,911 as of September 30, 2019 from $7,720 as of December 31, 2018, due, in large part, to our collection, in January 2019, of premiums due to us from FL Citizens as of December 31, 2018. Premiums receivable have been presented as part of discontinued operations in the Company’s financial statements.

Ceded Unearned Premiums

Ceded unearned premiums represents the unexpired portion of premiums which have been paid to the Company’s reinsurers and have been presented as part of discontinued operations in the Company’s financial statements. Ceded unearned premiums are charged to income over the terms of the respective reinsurance treaties. Our catastrophe excess of loss (“CAT XOL”) treaties make up the majority of our ceded unearned premiums at both September 30, 2019 and December 31, 2018. Ceded unearned premiums have been presented as part of discontinued operations in the Company’s financial statements.

Reinsurance Recoverable

Reinsurance recoverable on both paid losses and loss reserves represents amounts due to the Company or expected to be due to the Company from its reinsurers, based upon claims and claim reserves which have exceeded the retention amount under our reinsurance treaties. As of September 30, 2019, we have recorded an expected recovery of $2,401 on paid losses as well as $6,946 on loss and loss adjustment expense reserves, compared to $530 and $5,661, respectively, as of December 31, 2018. This increase relates to recoveries expected to be received under our 2018/2019 CAT XOL reinsurance program for hailstorms affecting our policyholders in the Dallas Metroplex area in late-March 2019. Reinsurance recoverable on paid losses and loss reserves have been presented as part of discontinued operations in the Company’s financial statements.

Current Income Taxes Recoverable/Payable

Current federal income taxes have been allocated between the Company and its subsidiaries pursuant to a tax allocation and sharing agreement which apportions federal taxes among the members of the affiliated group on a pro-rata basis in accordance with each member’s taxable income as compared to total consolidated taxable income. This has resulted in an income tax recoverable of $3,704 as of September 30, 2019 compared to $2,051 as of December 31, 2018, for our insurance subsidiaries subject to the Asset Sale, and therefore has been classified as assets of discontinued operations on the Company’s consolidated balance sheet as of both periods. Pursuant to the Purchase Agreement, the Company expects to settle these balances prior to Closing, via a cash payment from the Company to its subsidiaries. Current income taxes payable from continuing operations were $1,935 and $932 as of September 30, 2019 and December 31, 2018, respectively.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Net Deferred Tax Asset

The Company carries a net deferred income tax asset of $2,285 and $1,279 at September 30, 2019 and December 31, 2018, respectively, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income. Significant components of the Company’s net deferred tax assets are as follows:

	September 30, 2019	December 31, 2018
Deferred income tax assets:
Loss and loss adjustment expense reserves	$100	$87
Unearned premium reserves	2,294	1,983
Investments	1,369	216
Share-based compensation	241	257
Deferred fee income	339	357
State deferred taxes	349	247
Net operating loss carryforward	–	–
Other	72	81
Deferred income tax assets	$4,762	$3,228

Deferred income tax liabilities:
Deferred policy acquisition costs	$2,061	$1,913
Investments	383	–
Other	33	36
Deferred income tax liabilities	$2,477	$1,949

Net deferred income tax assets	$2,285	$1,279

Net DTA – from continuing operations	$376	$265
Net DTA – from discontinued operations	$1,909	$1,014

Other Assets

Other assets are comprised of the following:

Other Assets	September 30, 2019	December 31, 2018
PP&E – computer equipment	$2	$–
Prepaid expenses	250	65
Other	2	2
Total	$254	$67

In assets of discontinued operations
Funds deposited with reinsured companies	$165	$287
PP&E	259	316
Prepaid expenses	484	618
Security deposits for facility leases	37	25
Right-of-use asset for operating leases	208	–
Accrued interest on investments	354	406
Other	29	24
Other assets of disposal group classified as held for sale	$1,536	$1,676

Surplus Notes Receivable from Affiliate

PIH, as the parent company of Maison, is subject to the insurance holding company laws of the State of Louisiana, which, among other things, regulate the terms of surplus notes issued by insurers to their parent company. As of September 30, 2019, Maison’s capital includes six surplus notes issued to PIH in the aggregate amount of $18,000, all of which were approved by the LDI prior to their issuance. Interest payments on the notes are due annually and are also subject to prior approval by the LDI. The Company’s surplus notes are as follows.

Date of Issuance	Maturity Date	Interest Rate	Principal Amount as of September 30, 2019	Principal Amount as of December 31, 2018
December 21, 2015	December 21, 2019	10.0%	$850	$850
September 29, 2016	September 29, 2020	10.0%	3,450	3,450
September 28, 2017	September 28, 2021	10.0%	2,950	2,950
December 28, 2017	December 28, 2019	10.0%	2,300	2,300
November 14, 2018	November 14, 2020	10.0%	5,250	5,250
December 27, 2018	December 27, 2020	9.25%	3,200	3,200
			$18,000	$18,000
Accrued interest			961	244
Surplus notes receivable from affiliate			$18,961	$18,244

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Pursuant to the terms of the Purchase Agreement, upon closing of the Asset Sale, up to $18,000 of the surplus notes plus accrued but unpaid interest (other than default rates of interest, penalties, late fees and other related charges), will be repaid to the Company. Accordingly, the surplus notes have been reflected as both an asset of continuing operations and liability of discontinued operations on the Company’s consolidated balance sheets as of September 30, 2019 and December 31, 2018.

Assets of Discontinued Operations

As of September 30, 2019, the Company concluded that the planned sale of Maison, MMI and ClaimCor has met the criteria for assets held for sale as set forth in ASC 205-20 – Discontinued Operations. The Company has classified the operations of Maison, MMI and ClaimCor as discontinued operations for all periods presented in this report. The following table presents the assets of discontinued operations as shown in the Company’s consolidated balance sheet as of September 30, 2019 and December 31, 2018.

(unaudited)	September 30, 2019	December 31, 2018
Fixed income securities, at fair value (amortized cost of $67,377 and $77,366, respectively)	$68,577	$76,310
Equity investments, at fair value (cost of $- and $3,130, respectively)	–	3,263
Other investments	904	774
Cash and cash equivalents	34,763	27,236
Deferred policy acquisition costs	9,815	9,111
Premiums receivable, net of allowance of $64 and $50, respectively	2,911	7,720
Ceded unearned premiums	2,126	6,525
Reinsurance recoverable on paid losses	2,401	530
Reinsurance recoverable on loss reserves	6,946	5,661
Current income taxes recoverable	3,704	2,051
Deferred tax asset, net	1,909	1,014
Due from affiliate	3,108	2,698
Other	1,536	1,676
Assets of discontinued operations	$138,700	$144,569

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserves represent the estimated liabilities for reported loss events, incurred but not reported (“IBNR”) loss events, as well as the related estimated loss adjustment expenses (“LAE”) gross of amounts expected to be recovered from reinsurance. Loss and loss adjustment expense reserves have been presented as part of discontinued operations in the Company’s financial statements. The table below separates our loss reserves and LAE between IBNR and case specific estimates as of September 30, 2019 and December 31, 2018 and shows the expected reinsurance recoverable on those reserves.

	Case Loss Reserves	Case LAE Reserves	Total Case Reserves	IBNR Reserves (including LAE)	Total Reserves	Reinsurance Recoverable on Reserves
September 30, 2019
Homeowners(1)	$7,265	$855	$8,120	$6,318	$14,438	$5,365
Special Property(2)	1,552	350	1,902	1,429	3,331	1,581
Total	$8,817	$1,205	$10,022	$7,747	$17,769	$6,946

December 31, 2018
Homeowners	$4,635	$587	$5,222	$3,729	$8,951	$1,584
Special Property	3,244	419	3,663	2,537	6,200	4,077
Total	$7,879	$1,006	$8,885	$6,266	$15,151	$5,661

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Gross reserves as of September 30, 2019 were $17,769, comprised primarily of reserves for wind and hail events which occurred in the first and second quarters of 2019. Gross reserves also include a reserve in the amount of $1,294 for Hurricane Harvey, a major storm which made initial landfall in the United States as a Category 4 hurricane near Rockport, Texas, in August 2017, all of which we expect to recover under our reinsurance program.

As of September 30, 2019, we anticipate our total incurred losses from Hurricane Harvey to be $28,000 gross, and $5,000 net of reinsurance recoveries. We anticipate our total incurred losses from PCS 1920, a major hailstorm affecting the Dallas Metroplex area in the first quarter of 2019, to be $22,000 gross, and $0 net of reinsurance recoveries. We do not expect Hurricane Barry, a category 1 hurricane making landfall on Louisiana on July 10, 2019, to exceed the retention under the Company’s current reinsurance program. As of November 3, 2019, we have received approximately 500 claims related to Hurricane Barry and anticipate our gross incurred losses to be $3,500 from the storm.

The Company cannot predict whether loss and loss adjustment expense reserves will develop favorably or unfavorably from the amounts reported in the Company’s consolidated financial statements. Any such development could have a material effect on the Company’s consolidated financial results for a given period.

Unearned Premium Reserves

Unearned premium reserves increased $1,045 to $52,952 as of September 30, 2019, compared to $51,907 as of December 31, 2018, and have been presented as part of discontinued operations in the Company’s financial statements. The increase is primarily due to the seasonal pattern whereby the majority of the Company’s policies have renewal dates occurring in the third and early fourth quarter of each year, resulting in an increase in unearned premium during those periods. The following table outlines the changes in unearned premium reserves by state and by line of business.

	September 30, 2019	December 31, 2018
Homeowners - LA	$17,620	$16,639
Special Property - LA	7,907	7,633
Total Louisiana	25,527	24,272

Homeowners – TX	15,055	15,746
Special Property – TX	3,324	3,241
Total Texas	18,379	18,987

Special Property – FL	9,046	8,648
Total Florida	9,046	8,648

Unearned Premium Reserves	$52,952	$51,907

Ceded Reinsurance Premiums Payable

Ceded reinsurance premiums payable decreased $6,005, to $3,490 as of September 30, 2019, compared to $9,495 as of December 31, 2018 and have been presented as part of discontinued operations in the Company’s financial statements. The bulk of the balance payable as of September 30, 2019 represents expected amounts due to the Florida Hurricane Catastrophe Fund pursuant to our 2019/2020 catastrophe excess of loss reinsurance program.

Agency Commissions Payable

Agency commissions payable increased $160 to $962 as of September 30, 2019 versus $802 as of December 31, 2018 and have been presented as part of discontinued operations in the Company’s financial statements. As agency commissions are paid in arrears, this balance represents commissions owed to the Company’s independent agencies on policies written throughout the months ended September 30, 2019 and, December 31, 2018, respectively. Since the commissions we pay to our independent agencies are based upon a percentage of the premium our agencies write, the balance due will vary directly with the volume of premium written each month.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Premiums Collected in Advance

Advance premium deposits increased $1,963 to $3,803 as of September 30, 2019 compared to $1,840 as of December 31, 2018 and represent cash the Company has received for policies which were not yet in-force as of September 30, 2019 and December 31, 2018, respectively. Upon the effective date of coverage, advance premiums are reclassified to the unearned premium reserve account. Advance premium deposits have been presented as part of discontinued operations in the Company’s financial statements.

Accrued Premium Taxes and Assessments

Accrued premium taxes and assessments decreased $799 to $2,260 as of September 30, 2019, compared to $3,059 as of December 31, 2018, primarily due to the payment of premium taxes due March 1st of each year, along with the filing of the Company’s premium tax returns in Louisiana, Texas and Florida. Accrued premium taxes and assessments have been presented as part of discontinued operations in the Company’s financial statements.

Due to Affiliates

Amounts due to affiliates increased $410 to $3,108 as of September 30, 2019, compared to $2,698 as of December 31, 2018 and represent net amounts owed by the Company to its subsidiaries, Maison, MMI and ClaimCor. Historically, these amounts have been eliminated upon consolidation of the Company and its subsidiaries, however, the Company has presented these amounts on a gross basis as both a liability as part of continuing operations and a corresponding asset of discontinued operations on the Company’s consolidated balance sheet. These balances represent the planned assignment of limited liability investments to the Company from Maison as discussed under Investments in Item 2 of this report pursuant to the Purchase Agreement. As the Company intends to settle these balances with its subsidiaries prior to Closing, management determined it appropriate to show these corresponding assets and liabilities separately on the Company’s financial statements.

Liabilities of Discontinued Operations

As of September 30, 2019, the Company concluded that the planned sale of Maison, MMI and ClaimCor has met the criteria for assets held for sale as set forth in ASC 205-20 – Discontinued Operations. Accordingly, the Company has classified the operations of Maison, MMI and ClaimCor as discontinued operations for all periods presented in this report. The following table presents the liabilities of discontinued operations as shown in the Company’s consolidated balance sheet as of September 30, 2019 and December 31, 2018.

(unaudited)	September 30, 2019	December 31, 2018
Loss and loss adjustment expense reserves	$17,769	$15,151
Unearned premium reserves	52,952	51,907
Ceded reinsurance premiums payable	3,490	9,495
Agency commissions payable	962	802
Premiums collected in advance	3,803	1,840
Surplus notes plus interest due to affiliate	18,961	18,244
Accrued premium taxes and assessments	2,260	3,059
Other liabilities	2,612	2,819
Liabilities of discontinued operations	$102,809	$103,319

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

On January 2, 2018, the Company entered into a Stock Purchase Agreement with 1347 Advisors and IWS Acquisition Corporation, pursuant to which the Company repurchased 60,000 Series B Preferred Shares from 1347 Advisors for an aggregate purchase price of $1,740, representing (i) the par value of the Series B Preferred Shares, or $1,500; and (ii) declared and unpaid dividends with respect to the dividend payment due on February 23, 2018, or $240. Also, in connection with the Stock Purchase Agreement, the Performance Shares Grant Agreement, dated February 24, 2015, between the Company and 1347 Advisors was terminated. No shares of common stock were issued to 1347 Advisors under the Performance Shares Grant Agreement. In connection with the termination of the Performance Shares Grant Agreement, the Company made a cash payment of $300 to 1347 Advisors. Upon termination of the MSA Agreement, the Company recorded an increase of approximately $54 to additional paid in capital, representing the estimated fair value of the Performance Shares Grant Agreement on the grant date. Upon the termination of the Performance Shares Grant Agreement, we compared the amount previously recorded in additional paid in capital to the amount paid to terminate the agreement, resulting in a reversal of the $54 originally recorded to additional paid in capital as well as a charge of $246 recorded to Loss on repurchase of Series B Preferred Shares and Performance Shares on the Company’s consolidated statement of operations for the nine months ended September 30, 2018.

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

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the shares had a mandatory redemption date of February 24, 2020, applicable guidance required that we classify the shares as a liability on our consolidated balance sheet, rather than recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 redemption amount plus dividends expected to be paid on the shares while outstanding, discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $33 has been charged to continuing operations for the nine months ended September 30, 2018. Upon our repurchase of the Series B Preferred Shares in both January and February 2018, we compared the amortized carrying amount of the liability to the amount paid to repurchase the shares, resulting in a charge of $366 to Loss on repurchase of Series B Preferred Shares and Performance Shares on the Company’s consolidated statement of operations for the nine months ended September 30, 2018.

Investment in Limited Partnership and Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $341 as of September 30, 2019. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016.

On June 18, 2018, the Company invested $2,219 as a limited partner in FGI Metrolina Property Income Fund, LP (the “Fund”). The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. As of September 30, 2019, the Company’s total investment in the Fund was $2,719, representing an approximate 47% ownership stake in the Fund.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Contractual Obligations

As of September 30, 2019, the Company had the following minimum amounts due for its office facilities and automobile leases in Louisiana, Florida and Texas.

Year ending September 30,	Facility Leases	Automobile Leases	Total
2020	$154	$57	$211
2021	65	39	104
Total	$219	$96	$315

In addition to the amounts listed in the table above, on May 20, 2019, MMI entered into a lease agreement for new office space in Tampa, FL, to replace the Company’s lease which expired in October 2019. The new lease commenced on October 28, 2019 and consists of approximately six thousand square feet of office space. Total minimum rent will be approximately $444 over the 63-month term of the lease.

Shareholders’ Equity

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 preferred shares designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). Also, on March 26, 2018, we issued an additional 60,000 shares of Series A Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and will be payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018, when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Series A Preferred Stock was on June 1, 2018. For the nine months ended September 30, 2019 and 2018, the Board of Directors declared dividends totaling $1,050 and $758, respectively, representing all quarterly amounts due for the Preferred Stock. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. The Company’s Board of Directors declared the fourth quarter 2019 dividend on the shares of Series A Preferred Stock on November 14, 2019.

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

The table below presents the primary drivers behind the changes to total shareholders’ equity for the nine months ended September 30, 2019 and 2018.

	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity
Balance, January 1, 2018	–	5,984,766	151,359	$46,802
Issuance of Series A Preferred Stock	700,000	–	–	16,493
Repurchase of Performance Shares	–	–	–	(54)
Stock compensation expense	–	7,666	–	236
Dividends declared on Series A Preferred Shares	–	–	–	(758)
Net loss	–	–	–	(28)
Unrealized losses on investment portfolio (net of income taxes)	–	–	–	(1,010)
Balance, September 30, 2018	700,000	5,992,432	151,359	$61,681

Balance, January 1, 2019	700,000	6,012,764	151,359	$62,747
Adoption of new accounting standards	–	–	–	10
Dividends declared on Series A Preferred Stock ($0.50 per share each quarter)	–	–	–	(1,050)
Stock compensation expense	–	7,052	–	162
Net loss	–	–	–	(7,969)
Unrealized gains on investment portfolio (net of income taxes)	–	–	–	1,783
Balance, September 30, 2019	700,000	6,019,816	151,359	$55,683

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Results of Operations

Three and Nine Months Ended September 30, 2019 Compared with Three and Nine Months Ended September 30, 2018

Dollar amounts included in the Results of Operations are presented in thousands, except as otherwise specified.

Gross Premiums Written

The following table shows our gross premiums written by state and by line of business for the three and nine months ended September 30, 2019 and 2018. Gross premiums written have been presented as part of discontinued operations in the Company’s financial statements.

	Three months ended September 30,			Nine months ended September 30,
Line of Business	2019	2018	Change	2019	2018	Change
Homeowners’-LA	$9,212	$8,935	$277	$25,122	$25,058	$64
Special Property-LA	3,556	3,954	(398)	11,570	12,662	(1,092)
Total Louisiana	12,778	12,889	(121)	36,692	37,720	(1,028)

Homeowners’-TX	7,609	9,170	(1,561)	21,979	22,568	(589)
Special Property-TX	1,505	1,620	(115)	4,949	5,690	(741)
Total Texas	9,114	10,790	(1,676)	26,928	28,258	(1,330)

Special Property-FL	5,545	2,608	2,937	11,534	4,605	6,929
Total Florida	5,545	2,608	2,937	11,534	4,605	6,929

Gross Premium Written	$27,437	$26,287	$1,140	$75,154	$70,583	$4,571

The increase in gross written premiums during the three and nine months ended September 30, 2019 was primarily the result of our depopulation of policies from FL Citizens, along with growth in voluntary production from our independent agencies in Florida. We have discontinued writing new business in areas of Texas which we have determined to be less profitable, resulting in a decrease in our Texas book of business when comparing the three and nine-month periods.

Ceded Premiums Written

Ceded written premiums have been presented as part of discontinued operations in the Company’s financial statements and increased by $1,802 to $9,825 for the three months ended September 30, 2019, compared to $8,023 for the three months ended September 30, 2018. For the nine-month periods ended September 30, 2019 and 2018, ceded written premiums were $28,852 and $23,541, respectively. The nine-month increase in ceded premiums written is primarily due to the purchase of a single month catastrophe excess of loss treaty covering the month of June 2019. Given the pending sale of Maison, the Company and FedNat agreed to combine their 2019-2020 excess of loss catastrophe reinsurance program into a single program (the “Program”). In order to facilitate this process, the Company purchased an excess of loss stub treaty covering the month of June 2019. Under this treaty, Maison could recover one limit of $5,000 in excess of $5,000 and two limits of $205,000 in excess of $10,000 for a total cost of approximately $6,000. Due to the timing of this treaty falling during the beginning of the Atlantic Hurricane Season, the cost of this single month coverage was significantly more expensive than that of the pro-rata portion of a twelve-month treaty.

Under the Program, effective July 1, 2019, Maison has entered into a combined program with the two wholly owned insurance subsidiaries of FedNat, FedNat Insurance Company (“FNIC”) and Monarch National Insurance Company (“Monarch”). The Program provides approximately $1,280,000 of single-event coverage, and aggregate coverage of $1,840,000. Maison’s single-event retention is $5,000 and includes one prepaid automatic reinstatement. Additionally, the Program is structured such that coverage is provided in layers, with a cascading feature which allows substantially all layers to attach after $5,000 in losses for Maison. If the aggregate limit of the preceding layer is exhausted, the next layer drops down (cascades) in its place. Any unused layer of protection cascades for subsequent events until exhausted. The reinsurers participating in the Program currently have an A.M. Best Company or Standard & Poor’s rating of “A-” or better or have fully collateralized their maximum potential obligations in dedicated trusts.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Maison’s share of the total cost of the Program, including the separate coverage Maison has placed with the Florida Hurricane Catastrophe Fund, is expected to be approximately $44,400.

Net Premium Earned

The following table shows our premiums earned on a gross and ceded basis. Net premiums earned have been presented as part of discontinued operations in the Company’s financial statements.

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Gross premium earned	$24,737	$21,809	$2,928	$74,109	$60,642	$13,467
Ceded premium earned	(11,542)	(8,348)	(3,194)	(33,251)	(21,241)	(12,010)
Net premium earned	$13,195	$13,461	$(266)	$40,858	$39,401	$1,457

Net premiums earned decreased $266 when comparing the three-month periods. This decrease was primarily due to the cost of the combined reinsurance program effective July 1, 2019, which represents a significant cost increase over our prior-year catastrophe excess of loss program. Similarly, the Company’s ratio of ceded premium earned to gross premium earned increased to 45% from 35% for the nine months ended September 30, 2019 and 2018, respectively, as a result of both the combined reinsurance program effective July 1, 2019 and the high cost of the single month catastrophe coverage the Company purchased for the month of June 2019 as previously discussed.

Net Investment Income

Net investment income from ongoing operations for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment income:
Interest on surplus notes issued by Maison	$478	$281	$1,391	$810
Limited liability investment profit distributions	45	–	90	–
Loss on assignment of limited liability investments	–	–	(239)	–
Other	–	18	15	46
Net investment income	$523	$299	$1,257	$856

The Company has also included investment income associated with its fixed income and equity securities portfolio in discontinued operations, net of income taxes on the Company’s consolidated statement of operations. Pursuant to the terms of the Asset Sale, as of September 30, 2019, the Company has sold the equity securities in the portfolio (other than certain limited liability investments) and intends to sell the fixed income securities in the portfolio at closing of the Asset Sale. See Notes 2 and 5 to the financial statements for additional information.

Other Income

Other income, which is included in discontinued operations on the Company’s financial statements, increased $248 to $778 for the quarter ended September 30, 2019, compared to $530 for the same period in 2018. For the nine-month periods ended September 30, 2019 and 2018, other income was $2,345 and $1,586, respectively. Other income is comprised of claims adjusting fee revenue earned by our subsidiary, ClaimCor, policy fee income charged to our policyholders by our subsidiary, MMI, on each policy issued, premium financing fees charged by our subsidiary, Maison, and also commission revenue resulting from a brokerage sharing agreement between Maison, and the intermediary Maison uses to place its CAT XOL Program.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)	Losses ($)	Loss Ratio (%)
Catastrophe losses(1)	$6,899	52.3%	$1,800	13.4%	$10,929	26.7%	$6,800	17.3%
Weather-related non-catastrophe losses	2,157	16.3%	1,322	9.8%	13,622	33.3%	5,209	13.2%
Non-weather-related losses	3,054	23.1%	5,657	42.0%	9,008	22.1%	9,687	24.6%
Total current accident year losses	12,110	91.7%	8,779	65.2%	33,559	82.1%	21,696	55.1%
Prior period development (redundancy)(2)	141	1.1%	(123)	(0.9%)	(582)	(1.4)	(1,922)	(4.9%)
Total net losses and LAE incurred	$12,251	92.8%	$8,656	64.3%	$32,977	80.7%	$19,774	50.2%

(1)	Property Claims Services (PCS) defines a catastrophic event as an event where the insurance industry is estimated to incur over $25,000 of insured property damage that also impacts a significant number of insureds. For purposes of the above table, we have defined a Catastrophe loss as a PCS event where our estimated gross incurred loss exceeds $2,500.

(2)	Prior period redundancy represents the ultimate actual loss settlement value which is less than the estimated and determined reserves recorded for a particular liability or loss.

Our net loss ratio for the quarter ended September 30, 2019 and 2018 was 92.8% and 64.3%, respectively. Catastrophe losses were the largest driver of the increase when comparing quarters. For the nine-month period ended September 30, 2019 net catastrophe losses were $10,929 and were comprised of the following events:

●	Hailstorms affecting our Texas policyholders between March 8 – March 13, 2019, in which the Company expects incurred losses to be $3,200 on both a gross and net (of reinsurance) basis;
●	Hailstorms affecting our Texas policyholders between March 22 – March 27, 2019, in which the Company expects incurred losses to be $22,000 gross and $0 net of reinsurance;
●	Tornados/Hailstorms affecting our Louisiana policyholders between May 7 – May 12, 2019, in which the Company expects incurred losses to be $4,800 gross and $1,500 net of reinsurance;
●	Hailstorms affecting our Texas policyholders between May 18 – May 23, 2019, in which the Company expects incurred losses to be $2,800 on both a gross and net basis; and
●	Hurricane Barry, which affected our Louisiana policyholders between July 10 – July 18, 2019, in which the Company expects incurred losses to be $3,500 on both a gross and net basis.

In comparison, the Company’s catastrophe losses for the nine-month period ended September 30, 2018 was comprised of one event, hailstorms affecting our Texas policyholder between June 3 – June 8, 2018, in which the Company has estimated incurred losses to be $6,800 on both a gross and net basis. The Company has increased rates by approximately 30% throughout the state of Texas in response to these loss ratios. The rate increase took effect for new business effective June 1, 2019 and for renewal business effective August 1, 2019. Furthermore, we have discontinued writing new business in areas of Texas which we have determined to be less profitable.

We have also released reserves from prior accident years for both the nine months ended September 30, 2019 and 2018, resulting in a benefit to our net loss ratios of approximately 1.4% and 4.9%, respectively.

Amortization of Deferred Policy Acquisition Costs

Amortization of deferred policy acquisition costs for the quarter ended September 30, 2019 was $4,375, compared to $3,929 for the quarter ended September 30, 2018. For the nine-month periods ended September 30, 2019 and 2018, amortization was $13,048 and $10,841, respectively. Deferred policy acquisition costs include items such as commissions earned by our agencies, premium taxes, assessments, and policy processing fees and have been presented as part of total profit or loss from discontinued operations in the Company’s consolidated statement of operations. Expressed as a percentage of gross premiums earned, amortization was 17.7% for the current quarter, compared to 18.0% for the third quarter 2018. This slight decrease in percentage, is due, in part, to the fact that the Company did not participate in a depopulation of policies from LA Citizens in December 2018, whereas the Company assumed approximately $3,600 in premium from LA Citizens in December 2017. LA Citizens charges a ceding commission of 16% of the premium assumed, which is amortized to deferred policy acquisition cost over the term of the policies assumed. On a year-to-date basis, this percentage showed the same trend, as it was 17.6% and 17.9% for the nine months ended September 30, 2019 and 2018, respectively.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

General and Administrative Expenses

General and administrative expenses have been presented as part of both continuing operations as well as discontinued operations in the Company’s consolidated statement of operations as shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
General & administrative expenses – continuing operations	$595	$487	$2,236	$1,097
General & administrative expenses – discontinued operations	2,344	3,031	7,649	8,908
Total	$2,939	$3,518	$9,885	$10,005

General and administrative expenses from continuing operations increased by $108 and $1,139 comparing the three- and nine-month periods ended September 30, 2019 and 2018, respectively. This increase is primarily due to expenses related to the potential Asset Sale to FedNat of $166 and $1,000 for the three and nine months ended September 30, 2019, respectively.

Series B Preferred Shares

As previously discussed under the heading Related Party Transactions, we recorded amortization charges of $33, as well as a charge of $612, for the nine months ended September 30, 2018, which were related to the issuance and repurchase of our Series B Preferred Shares.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2019 and 2018 varies from the amount that would result by applying the applicable statutory federal income tax rate to income before income taxes as summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Income tax expense at statutory income tax rate of 21%	$(920)	$(564)	$(2,075)	$(5)
State income tax (net of federal tax benefit)	72	(10)	115	(6)
Share-based compensation	3	–	43	15
Other	1	3	6	–
Income tax expense (benefit)	(844)	$(571)	$(1,911)	$4

Income tax expense (benefit)–from continuing operations	$(12)	$(250)	$(162)	$(397)
Income tax expense (benefit)–from discontinued operations	$(832)	$(321)	$(1,749)	$401

Net Income (Loss)

Net income (loss) for the three- and nine-month periods ended September 30, 2019 and 2018 is as shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net loss from continuing operations	$(60)	$(938)	$(817)	$(1,489)
Income (loss) from discontinued operations, net of income taxes	(3,475)	(1,176)	(7,152)	1,461
Net loss	$(3,535)	$(2,114)	$(7,969)	$(28)

Diluted earnings (loss) per common share
Continuing operations	$(0.07)	$(0.21)	$(0.31)	$(0.37)
Discontinued operations	(0.58)	(0.20)	(1.19)	0.24
Attributable to common shareholders	$(0.65)	$(0.41)	$(1.50)	$(0.13)

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

Dollar amounts included in the Liquidity and Capital Resources section are presented in thousands, except as otherwise specified.

The purpose of liquidity management is to ensure sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, and from the proceeds from the sales of our common and preferred stock. Cash provided from these sources is used primarily for loss and loss adjustment expense payments as well as other operating expenses. The timing and amount of payments for net losses and loss adjustment expenses may differ materially from the Company’s provisions for loss and loss adjustment expense reserves, which may create increased liquidity requirements.

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

In order to retain its certificates of authority in Louisiana and Florida, Maison is required to maintain a minimum capital surplus of $5,000 and $35,000, respectively. Accordingly, on September 30, 2019, the Company made a capital contribution in the amount of $7,000 to Maison, resulting in Maison having a capital surplus of $40,436 as of September 30, 2019.

On April 19, 2019, the Commercial Business Loan Agreement and related Promissory Note between the Company and Hancock Bank, a trade name for Whitney Bank (n/k/a Hancock Whitney Bank) (the “Lender”) expired by its terms. The agreements provided for a revolving line of credit of $5,000. The Company did not draw down funds under the agreements during the period outstanding.

On August 20, 2019, the Company entered into a $7,000 Loan Agreement and a related Commercial Note (collectively, the “Loan Agreement”) with the Lender. The Loan Agreement provides for a non-revolving line of credit of $7,000. The line of credit will expire on the earlier of (i) January 20, 2020, or (ii) the closing of the transactions contemplated by the Asset Sale. Proceeds of borrowings under the Loan Agreement may be used for providing short-term working capital to the Company’s subsidiaries and other general corporate purposes. The line of credit is secured by a collateral assignment of the Company’s right to receive cash proceeds under the Purchase Agreement for the Asset Sale.

Borrowings under the Loan Agreement will bear interest at a rate per annum equal to one-month ICE LIBOR (rounded up to the nearest one-eighth (1/8th) of one percent or rounded up to one-eighth (1/8th) of one percent if the reported one-month ICE LIBOR is less than zero) plus a margin of 3.00%. The initial interest rate is 5.25% per annum, to be adjusted on the first day of each calendar month. The line of credit is to be repaid in monthly payments of interest only, payable in arrears, commencing on the first day of the month following the initial borrowing under the Loan Agreement. All principal and remaining interest will be payable in full at maturity. As of November 14, 2019, the Company had not drawn on the Loan Agreement.

The Loan Agreement contains certain restrictive covenants customary for transactions of this type, including restrictions on liens, indebtedness, loans and guarantees, acquisitions and mergers, sales of assets, and stock repurchases. As of September 30, 2019, the Company is in compliance with all of the covenants in the Loan Agreement.]

The Loan Agreement also provides for customary events of default with corresponding grace periods, including: (1) failure to make payments under the Loan Agreement when due; (2) failure to comply with other covenants and agreements contained in the Loan Agreement; (3) breach of or default under the collateral assignment; (4) making of false or materially inaccurate representations and warranties; (5) certain defaults under other debt obligations of the Company; (6) money judgments, material adverse changes or events regarding the validity of the Loan Agreement or other loan documents; and (7) certain events of bankruptcy or insolvency affecting the Company. Upon the occurrence of an event of default, the Lender may declare the entire unpaid principal balance and accrued unpaid interest immediately due and payable and/or exercise any and all remedial and other rights under the Loan Agreement. The default interest rate is 18%, subject to the maximum rate permitted by law.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the nine months ended September 30, 2019 and 2018.

	Nine months ended September 30,
Summary of Cash Flows	2019	2018
Net cash provided (used) by operating activities	$(6,231)	$21,496
Net cash provided (used) by investing activities	12,977	(27,187)
Net cash provided (used) by financing activities	(1,082)	12,140
Net increase in cash and cash equivalents	$5,664	$6,449

Nine months ended September 30, 2019

For the nine months ended September 30, 2019, net cash used by operating activities as reported on our consolidated statement of cash flows was $6,231, resulting from our collection of approximately $47,000 in premiums (net of the amounts we have ceded to our reinsurers), less the payment of approximately $33,500 in loss and LAE expenses (net of ceded recoveries collected from our reinsurers). We also paid approximately $8,900 in commissions to our agencies, and $3,200 in salaries and benefits to our employees. Cash payments in the approximate amount of $5,300 were made for premium taxes, income taxes, and assessments, while payments for all other general and administrative expenses were approximately $2,300.

The net cash provided by investing activities as reported on our consolidated statement of cash flows was $12,977, resulting primarily from the net sale of fixed income equity securities from our investment portfolio, some of which we disposed of during the nine months ended September 30, 2019 pursuant to the terms of the Asset Sale. Net cash used by financing activities was $1,082, primarily due to dividends paid on our Series A Preferred Shares.

As a result of the foregoing, cash and cash equivalents increased from $30,902 as of December 31, 2018 to $36,566 as of September 30, 2019.

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

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

State Deposits

States routinely require deposits of assets for the protection of policyholders. As of September 30, 2019, Maison held certificates of deposit with an estimated fair value of approximately $100 and $300 as a deposit with the LDI and FOIR, respectively. Maison also held cash and investment securities with an estimated fair value of approximately $2,015 as of September 30, 2019 as a deposit with the TDI.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2019. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
3.3	Certificate of Designations of Series B Preferred Shares of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2015).
3.4	Certificate of Elimination of Certificate of Designations of Series B Preferred Shares of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 28, 2018).
3.5	Certificate of Designations of Cumulative Preferred Stock, Series A, of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2018).
10.1	Loan Agreement, executed August 20, 2019, by and between Hancock Whitney Bank, as Lender, and 1347 Property Insurance Holdings, Inc., as Borrower (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on August 23, 2019).
10.2	Commercial Note, executed August 20, 2019, by and between Hancock Whitney Bank, as Lender, and 1347 Property Insurance Holdings, Inc., as Borrower (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on August 23, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith.

** Furnished herewith.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	November 14, 2019	By:	/s/ Douglas N. Raucy
Douglas N. Raucy, President and Chief Executive Officer
(principal executive officer)

Date:	November 14, 2019	By:	/s/ John S. Hill
John S. Hill, Vice President, Secretary and Chief Financial Officer
(principal financial and accounting officer)

