Form 10-K
period 2019-12-31
1347 Property Insurance Holdings, Inc.
filed 2020-03-30
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number 001-36366

1347 Property Insurance Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	46-1119100
(State of incorporation)	(I.R.S Employer Identification No.)

970 Lake Carillon Dr., Suite 314, Saint Petersburg, FL	33716
(Address of principal executive offices)	(Zip Code)

(813)-579-6213

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	PIH	The Nasdaq Stock Market LLC
8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share	PIHPP	The Nasdaq Stock Market LLC

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[X]	Smaller Reporting Company	[X]
Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the Registrant’s common stock held by non-affiliates was $16,285,205 on June 28, 2019, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 25, 2020, the total number of common shares outstanding of the Registrant’s common stock was 6,068,106.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

1347 PROPERTY INSURANCE HOLDINGS, INC.

1347 PROPERTY INSURANCE HOLDINGS, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “can,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “evaluate,” “forecast,” “goal,” “guidance,” “indicate,” “intend,” “likely,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probable,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “view,” “will,” “would,” “will be,” “will continue,” “will likely result” or the negative thereof or other variations thereon or comparable terminology. In particular, discussions and statements regarding the Company’s future business plans and initiatives are forward-looking in nature. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these to be reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, and may impact our ability to implement and execute on our future business plans and initiatives. Management cautions that the forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation: risks associated with our limited business operations since the closing of the Asset Sale; risks associated with our inability to identify and realize business opportunities, and the undertaking of any new such opportunities, following the Asset Sale; our ability to spend or invest the net proceeds from the Asset Sale in a manner that yields a favorable return; general conditions in the global economy, including the impact of health and safety concerns from the current outbreak of the COVID-19 coronavirus; our lack of operating history or established reputation in the reinsurance industry; our inability to obtain or maintain the necessary approvals to operate reinsurance subsidiaries; risks associated with operating in the reinsurance industry, including inadequately priced insured risks, credit risk associated with brokers we may do business with, and inadequate retrocessional coverage; our inability to execute on our investment and investment management strategy, including our strategy to invest in real estate assets; potential loss of value of investments; risk of becoming an investment company; fluctuations in our short-term results as we implement our new business strategy; risks of not having a Chief Executive Officer and being unable to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; our limited operating history as a publicly traded company; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; potential conflicts of interest between us and our directors and executive officers; volatility or decline of the shares of FedNat Holding Company common stock received by us as consideration in the Asset Sale or limitations and restrictions with respect to our ownership of such shares; risks of being a minority stockholder of FedNat Holding Company; and risks of our inability to continue to satisfy the continued listing standards of the Nasdaq following completion of the Asset Sale.

Our expectations and future plans and initiatives may not be realized. If one of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. You are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included or incorporated by reference to the Form 10-K are made only as of the date hereof and do not necessarily reflect our outlook at any other point in time. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect new information, future events or developments.

1347 PROPERTY INSURANCE HOLDINGS, INC.

ITEM 1. BUSINESS

Overview

1347 Property Insurance Holdings, Inc. (“PIH”, the “Company”, “we”, or “us”) is a holding company which previously specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to the offering, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. As of December 31, 2019, KFSI and its affiliates held warrants that, if exercised, would cause KFSI and its affiliates to hold an approximate 20% ownership interest in our common stock. In addition, as of December 31, 2019, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 45% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

Sale of the Maison Business

On December 2, 2019, we completed the sale of all of the issued and outstanding equity of three of the Company’s wholly-owned subsidiaries, Maison Insurance Company (“Maison”), Maison Managers Inc. (“MMI”) and ClaimCor, LLC (“ClaimCor” and, together with Maison and MMI, the “Maison Business” or the “Insurance Companies”), to FedNat Holding Company, a Florida corporation (“FedNat”), pursuant to the terms and conditions of the Equity Purchase Agreement, dated as of February 25, 2019 (the “Purchase Agreement”), by and among the Company and each of Maison, MMI and ClaimCor, on the one hand, and FedNat, on the other hand (the “Asset Sale”).

The Company has classified the Maison Business as discontinued operations for all periods presented in this report.

As consideration for the Asset Sale, FedNat paid the Company $51.0 million, consisting of $25.5 million in cash and $25.5 million in FedNat’s common stock, or 1,773,102 shares of common stock. The stock consideration was determined by dividing $25.5 million by the weighted average closing price per share of FedNat’s common stock on the Nasdaq Stock Market during the 20-trading day period immediately preceding December 2, 2019. In addition, upon the closing of the Asset Sale, $18.0 million of outstanding surplus note obligations payable by Maison to the Company, plus all accrued but unpaid interest, was repaid to the Company.

All of the employees of the Company became employees of FedNat as of the closing of the Asset Sale, other than John S. Hill, then serving as Vice President, Chief Financial Officer and Secretary of the Company and now serving as Executive Vice President, Chief Financial Officer and Secretary, and Brian D. Bottjer, then serving as Controller of the Company and now serving as Senior Vice President and Controller. Douglas N. Raucy, the Company’s former President and Chief Executive Officer and a director, and Dean E. Stroud, the Company’s former Vice President and Chief Underwriting Officer, resigned from all positions with the Company, and have entered into employment agreements with FedNat, effective December 2, 2019.

On December 31, 2019, the shares of FedNat common stock issued to the Company in connection with the Asset Sale were registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the terms of the Registration Rights Agreement entered into by the Company and FedNat at the closing of the Asset Sale.

In addition to the Registration Rights Agreement, the Company and FedNat entered into a Standstill Agreement, a Reinsurance Capacity Right of First Refusal Agreement (the “Reinsurance Agreement”), an Investment Advisory Agreement and a Transition Services Agreement at the closing of the Asset Sale.

Standstill Agreement

The Standstill Agreement imposes certain limitations and restrictions with respect to the voting securities of FedNat (including shares of FedNat common stock) that are owned or held beneficially or of record by the Company. Under the Standstill Agreement, the Company has agreed to vote all of the voting securities of FedNat beneficially owned by the Company in accordance with the recommendation of the board of directors of FedNat with respect to any matter that is before the stockholders of FedNat for a vote by such stockholders. The Standstill Agreement imposes limitations on the sale of voting securities of FedNat held by the Company and restricts the Company from taking certain actions as a holder of voting securities of FedNat. The term of the Standstill Agreement is five years.

1347 PROPERTY INSURANCE HOLDINGS, INC.

For insurance regulatory purposes, the Company has waived any rights that it may have to exercise control of FedNat.

Reinsurance Capacity Right of First Refusal Agreement

The Reinsurance Agreement provides the Company with a right of first refusal to sell reinsurance coverage to the insurance company subsidiaries of FedNat, providing reinsurance on up to 7.5% of any layer in FedNat’s catastrophe reinsurance program, subject to the annual reinsurance limit of $15.0 million, on the terms and subject to the conditions set forth in the Reinsurance Agreement. All reinsurance sold by the Company pursuant to the right of first refusal, if any, will be memorialized in an agreement in such form and subject to such terms and conditions as are customary in the property and casualty insurance industry. The Reinsurance Agreement is assignable by the Company subject to conditions set forth in the agreement. The term of the Reinsurance Agreement is five years.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement, Fundamental Global Advisors LLC, a wholly-owned subsidiary of the Company (“Advisor”), was formed to provide investment advisory services to FedNat, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay Advisor an annual fee of $100,000. FGI Funds Management, LLC will serve as the manager to the Advisor. FGI Funds Management, LLC is affiliated with Fundamental Global Investors, LLC, the Company’s largest stockholder. The term of the Investment Advisory Agreement is five years.

Transition Services Agreement

To facilitate the transition following the Asset Sale, the Company and FedNat entered into a Transition Services Agreement, pursuant to which the Company has agreed to provide certain transition accounting services to FedNat and the Insurance Companies, as requested, and FedNat has agreed to arrange for certain prior employees of the Company who became employees of the FedNat in connection with the Asset Sale to provide transition accounting services to the Company, as requested, on the terms and conditions set forth in the Transition Services Agreement.

Business Going Forward

Going forward, the Company intends to operate as a diversified holding company of reinsurance and investment management businesses. Subject to the approval of the Company’s stockholders at the Company’s 2020 Annual Meeting, the Company intends to change its name to “Fundamental Global Financial Corporation” to align with its future business plans. Fundamental Global Financial Corporation (“FGFC”) plans to carry out its business through three primary avenues, insurance, asset management, and real estate. The Company also intends to change the ticker symbols for its common stock and 8.00% cumulative preferred stock, Series A, and has reserved with Nasdaq the ticker symbols “FGI” and “FGIPP,” respectively.

Insurance:

The Company is in the process of forming a wholly owned reinsurance subsidiary, Fundamental Global Reinsurance Ltd., to provide specialty property and casualty reinsurance. Fundamental Global Reinsurance Ltd. is expected to have a Class B (iii) insurer license in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto and will be subject to regulation by the Cayman Islands Monetary Authority.

Asset Management:

The Company has formed a wholly owned subsidiary, Fundamental Global Advisors, LLC to serve as an investment advisor to FedNat Holding Company under the investment advisory agreement entered into at the closing of the Asset Sale. In addition, the Company intends to form a joint venture with Fundamental Global Investors, LLC to sponsor investment advisors that will manage private funds ranging the full spectrum of alternative equities, fixed income, private equity and real estate. FGFC will seek to benefit from the growth of the assets under management of the investment advisors it sponsors and the performance of the funds they manage.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Real Estate:

FGFC plans to purchase controlling interests in income producing real estate assets. FGFC will seek to benefit from underlying rental income on long-term leases with high quality tenants as well as the capital appreciation from the underlying real estate assets.

Employees

As of December 31, 2019 we had two employees. We are not a party to any collective bargaining agreement and believe that relations with our employees are satisfactory. Each of our employees has entered into confidentiality agreements with us.

Website

Our corporate website is www.1347pih.com. Our website is provided as an inactive textual reference only.

ITEM 1A. RISK FACTORS

We have had limited business operations since the closing of the Asset Sale.

Since the closing of the Asset Sale, we are no longer engaged in the retail insurance and claims adjustment businesses and have had limited business operations as we evaluate the alternatives for the use of proceeds from the Asset Sale and evaluate our business strategy going forward. Our revenue has also been reduced, as we have limited assets with which to generate revenue. Our failure to secure additional sources of revenue may have a material impact on our results of operations and financial condition. In addition, the uncertainty surrounding our future operations and business prospects may negatively impact the value and liquidity of our common stock.

As a result of the Asset Sale, we are a very small public company with a large cash balance relative to our market capitalization.

As of December 31, 2019, we had approximately $28.5 million in cash and cash equivalents and $33.5 million in investments. We expect to invest significant funds into the implementation of our new business strategy, which will increase our operating expenses. Until we secure additional revenue streams, we may lose a significant amount of cash, which may have a material adverse effect on our results of operations and financial condition. In addition, the value of our investments may be materially adversely affected by financial market performance, general economic conditions, and other factors that may result in the recognition of other-than-temporary impairments. Each of these events may cause us to reduce the carrying value of our investment portfolio and may adversely affect our results of operations.

We also remain subject to the listing standards of Nasdaq and SEC rules and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002, and have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act even though compliance with these reporting requirements is economically burdensome. Unless we decide to deregister our shares and suspend our periodic reporting obligations under the Exchange Act, we will continue to incur ongoing operating expenses related to our status as a reporting issuer. While all public companies face the costs and burdens associated with being publicly traded, given our limited business operations, the costs and burdens of being a public company may be material.

The uncertainty regarding the use of proceeds from the Asset Sale and our future operations may negatively impact the value and liquidity of our common stock.

Our Board continues to evaluate various alternatives for the use of proceeds from the Asset Sale as it considers and finalizes our business strategy going forward. Our Board has broad discretion in finalizing the use of proceeds, which our investors may not agree with. This uncertainty may negatively impact the value and liquidity of our common stock.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Unfavorable global economic conditions, including as a result of health and safety concerns, could adversely affect our business, financial condition or results of operations.

Our results of operations and the implementation of our new business strategy could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the current outbreak of the COVID-19 coronavirus. The most recent global financial crisis caused by the coronavirus resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business and could delay the implementation of our new business strategy.

Additionally, adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment could harm our business and our business strategy. While we do not anticipate any material impact to our business operations as a result of the coronavirus, in the event of a major disruption caused by the outbreak of pandemic diseases such as coronavirus, we may lose the services of our employees or experience system interruptions, which could lead to diminishment of our business operations. Any of the foregoing could harm our business and delay the implementation of our business strategy and we cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business.

Management is actively monitoring the global situation on its financial condition, liquidity, operations, industry and workforce. Given the daily evolution of the coronavirus and the global responses to curb its spread, the Company is not able to estimate the effects of the coronavirus on its results of operations, financial condition or liquidity for fiscal year 2020.

We are subject to non-competition and non-solicitation covenants under the Purchase Agreement, which may limit our operations in certain respects.

We are subject to the non-competition and non-solicitation covenants in the Purchase Agreement until December 2, 2024. During this period of time, subject to certain exceptions, we will generally be prohibited from (i) marketing, selling and issuing residential property and casualty insurance policies to residential consumers anywhere in the States of Alabama, Florida, Georgia, Louisiana, South Carolina and Texas (a “Restricted Business”), and owning the equity securities of, managing, operating or controlling any person that engages in a Restricted Business, (ii) hiring or soliciting certain employees of FedNat or the companies sold under the terms of the Purchase Agreement, and (iii) soliciting or accepting business from certain third parties on any customer, agent or vendor list of Maison, MMI, or ClaimCor in connection with a Restricted Business. The non-competition covenant does not apply to our reinsurance business, and we will be permitted to enter into reinsurance contracts in the States of Alabama, Florida, Georgia, Louisiana, South Carolina and Texas.

The limitations set forth in the non-competition and non-solicitation covenants may negatively impact the scope of our future operations, limit our recruitment of key employees, restrict our ability to enter into strategic relationships, and impair our ability to pursue certain business alternatives, which may adversely affect our business, results of operations, financial condition, and stock price.

We do not have an operating history or established reputation in the reinsurance industry, and our lack of an established operating history and reputation may make it difficult for us to attract or retain business.

As part of our business going forward, we plan to provide specialty property and casualty reinsurance through PIH Re, Ltd., our reinsurance subsidiary domiciled under the laws of Bermuda, and Fundamental Global Reinsurance Ltd., a reinsurance subsidiary we are in the process of forming under the laws of the Cayman Islands. We will not have an operating history on which we can base an estimate of our future earnings prospects. We also do not have an established reputation in the reinsurance industry. Reputation is a very important factor in the reinsurance industry, and competition for business is, in part, based on reputation. Although we expect that our reinsurance policies will be fully collateralized, we will be a relatively newly formed reinsurance company and do not yet have a well-established reputation in the reinsurance industry. Our lack of an established reputation may make it difficult for us to attract or retain business. We will compete with major reinsurers, all of which have substantially greater financial marketing and management resources than we do, which may make it difficult for us to effectively market our products or offer our products at a profit. In addition, we do not have or currently intend to obtain financial strength ratings, which may discourage certain counterparties from entering into reinsurance contracts with us.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Our failure to obtain or maintain approval of insurance regulators and other regulatory authorities as required for the operations of our reinsurance subsidiary may have a material adverse effect on our future business, financial condition, results of operations and prospects.

Our reinsurance subsidiary, PIH Re, Ltd., as a Bermuda domiciled entity, is required to maintain licenses. PIH Re, Ltd. is registered as a reinsurer only in Bermuda. Bermuda insurance statutes and regulations and policies of the Bermuda Monetary Authority, or “BMA,” require that PIH Re, Ltd., among other things, maintain a minimum level of capital and surplus, satisfy solvency standards, restrict dividends and distributions, obtain prior approval or provide notification to the BMA of certain transactions, maintain a head office, and have certain officers and a director resident in Bermuda, appoint and maintain a principal representative in Bermuda and provide for the performance of certain periodic examinations of itself and its financial conditions. A failure to meet these conditions may result in the suspension or revocation of its license to do business as a reinsurance company in Bermuda, which would mean that PIH Re, Ltd. would not be able to enter into any new reinsurance contracts until the suspension ended or it became licensed in another jurisdiction. For any or a number of reasons, the BMA could revoke or suspend PIH Re, Ltd.’s license. Any such suspension or revocation of its license would negatively impact its and our reputation in the reinsurance marketplace and could have a material adverse effect on our results of operations.

We are also in the process of forming a new reinsurance subsidiary, Fundamental Global Reinsurance Ltd., to provide specialty property and casualty reinsurance. We expect that Fundamental Global Reinsurance Ltd. will have a Class B (iii) insurer license in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto, and will be subject to regulation by the Cayman Islands Monetary Authority. Failure to comply with the laws, regulations and requirements applicable to a Cayman Islands-domiciled reinsurance subsidiary could result in consequences which may have a material adverse effect on our business and results of operations.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

We have formed an investment advisory firm subsidiary, Fundamental Global Advisors LLC (the “Advisor”) which uses an affiliated investment advisor registered with the SEC, to carry out our investment advisory services. We also intend to form a joint venture with Fundamental Global Investors, LLC to sponsor investment advisors that we anticipate will manage private funds ranging the full spectrum of alternative equities, fixed income, private equity and real estate. In exchange for seeding the new funds, we expect to receive a special interest in each new fund (or its general partner). Since we plan to conduct our investment activities through private funds, our contributions made to those funds may be subject to lock-up agreements and our ability to access this capital may be limited for a defined period, which may increase a risk of loss of all or a significant portion of value. Our investments may also become concentrated. A significant decline in the major values of these investments may produce a large decrease in our consolidated shareholders’ equity and can have a material adverse effect on our consolidated book value per share and earnings.

As discussed above under Item 1. “Business,” in connection with the Asset Sale, the Advisor and FedNat have entered into an investment advisory agreement in which the Advisor has agreed to provide investment advisory services to FedNat, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. Any fees received for such services may not be commensurate with the services provided. We also may not be able to enter into such advisory management agreements with other entities on favorable terms, or at all. Any of these events could have a material adverse effect on our business.

As part of our business going forward, we also plan to purchase controlling interests in income producing real estate assets, and will seek to benefit from underlying rental income on long-term leases with high quality tenants as well as the capital appreciation from the underlying real estate assets. Investments in real estate assets are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly converted to cash, limiting our ability to promptly vary our portfolio in response to changing economic, financial and investment conditions. Investments in real estate assets are also subject to adverse changes in general economic conditions which may reduce the demand for rental space. Moreover, we may not be able to acquire quality, income producing real estate assets or attract high-quality tenants on favorable terms, if at all. We also expect to compete with numerous other persons or entities seeking to buy real estate assets, including real estate investment trusts or other real estate operating companies with greater experience and financial strength. Any of these factors could impact our real estate investment strategy and have a material adverse impact on our business.

We will be subject to the risk of possibly becoming an investment company under the Investment Company Act.

We will be subject to the risk of inadvertently becoming an investment company, which would require us to register under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Registered investment companies are subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we currently operate and plan to operate our business in the future.

1347 PROPERTY INSURANCE HOLDINGS, INC.

We plan to monitor the value of our investments and structure our operations and transactions to qualify for exemptions under the Investment Company Act. Accordingly, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, adverse developments with respect to our ownership of our operating subsidiaries, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings, could result in our inadvertently becoming an investment company. If it were established that we were an investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

Our results of operations will fluctuate from period to period and may not be indicative of our long-term prospects.

We anticipate that the performance of our reinsurance operations and our future investment and real estate portfolios will fluctuate from period to period. In addition, because we plan to underwrite products and make investments to achieve favorable return on equity over the long-term, our short-term results of operations may not be indicative of our long-term prospects. Our results of operations may also be adversely impacted by general economic conditions and the conditions and outlook of the reinsurance markets and capital markets.

We may be unable to attract and retain key personnel and management, which could adversely impact our ability to successfully implement and execute our business and growth strategy.

The successful implementation of our business and growth strategy depends in large part upon the ability and experience of members of our management and other personnel. We experienced a number of personnel changes in connection with the closing of our Asset Sale, including the resignations of Douglas N. Raucy, who served as our President and Chief Executive Officer, and Dean E. Stroud, who served as our Vice President and Chief Underwriting Officer. We currently do not have a Chief Executive Officer, which may be looked upon unfavorably by our investors and could have an adverse impact on our business.

We currently have two employees, John S. Hill, who serves as out Executive Vice President and Chief Financial Officer, and Brian D. Bottjer, who serves as our Senior Vice President and Controller. Our performance will be dependent on our ability to identify, hire, train, motivate and retain qualified management and personnel with experience in the reinsurance industry, investment advisory services, and in real estate investments. We may not be able to attract and retain such personnel on acceptable terms, or at all. If we lose the service of qualified management or other personnel or are unable to attract and retain the necessary members of management or personnel, we may not be able to successfully execute on our business strategy, which could have an adverse effect on our business.

Our information technology systems may fail or suffer a loss of security which may have a material adverse effect on our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. Our operations are dependent upon our ability to process our business timely and efficiently and protect our information systems from physical loss or unauthorized access. In the event that our systems cannot be accessed due to a natural catastrophe, terrorist attack or power outage, or systems and telecommunications failures or outages, external attacks such as computer viruses, malware or cyber-attacks, or other disruptions occur, our ability to perform business operations on a timely basis could be significantly impaired and may cause our systems to be inaccessible for an extended period of time. A sustained business interruption or system failure could adversely impact our ability to perform necessary business operations in a timely manner, hurt our relationships with our business partners and customers and have a material adverse effect our financial condition and results of operations.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. We currently qualify as a smaller reporting company under the regulations of the Securities and Exchange Commission (the “SEC”). Under new rules recently adopted by the SEC, as a smaller reporting company we are exempt from the requirement to include the auditor’s report of the effectiveness of internal control over financial reporting until such time as we no longer qualify as a smaller reporting company based on our public float and report more than $100 million in annual revenues in a fiscal year. Regardless of our qualification status, we have implemented substantial control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements of Nasdaq, among other items. Maintaining these internal controls is costly and may divert management’s attention.

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

While we currently qualify as a smaller reporting company under SEC regulations, we cannot be certain if we take advantage of the reduced disclosure requirements applicable to these companies that we will not make our common stock less attractive to investors. Once we lose smaller reporting company status, the costs and demands placed upon our management are expected to increase.

The SEC’s rules permit smaller reporting companies like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies. As long as we qualify as a smaller reporting company, based on our public float, and report less than $100 million in annual revenues in a fiscal year we are permitted, and we intend to, omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act.

We lost our status as an emerging growth company as of December 31, 2019. While we expect to remain a smaller reporting company and non-accelerated filer, we now face increased disclosure requirements as a non-emerging growth company, such as stockholder advisory votes on executive compensation (“say-on-pay”). Until such time that we lose smaller reporting company status, it is unclear if investors will find our common stock less attractive because we may rely on certain disclosure exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline. As a result of the loss of our emerging growth company status, we expect the costs and demands placed upon our management to increase, as we now have to comply with additional disclosure and accounting requirements. In addition, even if we remain a smaller reporting company, if our public float exceeds $75 million and we report $100 million or more in annual revenues in a fiscal year, we will become subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring an independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting, making the public reporting process more costly.

1347 PROPERTY INSURANCE HOLDINGS, INC.

We have directors who also serve as directors and/or executive officers for other public companies or for our controlling stockholders or their affiliates, which may lead to conflicting interests.

We have directors who serve as executive officers and/or directors of FGI and its affiliates, which together, as of December 31, 2019, beneficially owned approximately 45% of our outstanding shares of common stock. In addition, FGI and its affiliates beneficially own 4.9% of our outstanding shares of 8.00% cumulative Preferred Stock, Series A. In addition, one of our directors serves as an executive officer and director of Atlas Financial Holdings, Inc. (Nasdaq: AFH) (“Atlas”), a specialty commercial automobile insurance company. Another of our directors also currently serves as director of Limbach Holdings, Inc. (Nasdaq: LMB) (“Limbach”), an affiliate of KFSI (which, together with its affiliates, holds a warrant exercisable for common shares representing 20% of our outstanding shares of common stock).

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

In addition, as a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and Nasdaq rules, including those promulgated in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we need to continually commit significant resources, maintain staff and provide additional management oversight. In addition, implementing our new business strategy and sustaining our growth will require us to commit additional management, operational and financial resources to identify new professionals to join our organization and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

1347 PROPERTY INSURANCE HOLDINGS, INC.

As a public company, we incur significant annual expenses related to these steps associated with, among other things, director fees, reporting requirements, transfer agent fees, accounting, legal and administrative personnel, auditing and legal fees and similar expenses. We also incur higher costs for director and officer liability insurance. Any of these factors make it more difficult for us to attract and retain qualified members of our Board of Directors. Finally, we expect to incur additional costs once we lose smaller reporting company status or are required to provide an auditor attestation report on the effectiveness of our internal control over financial reporting.

Holders of our outstanding shares of 8.00% Cumulative Preferred Stock, Series A, have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

As of March 27, 2020, we have issued and outstanding 700,000 shares of preferred stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). The aggregate liquidation preference with respect to the outstanding shares of Series A Preferred Stock is approximately $17.5 million, and annual dividends on the outstanding shares of Series A Preferred Stock are $1.4 million. Holders of our Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company or a duly authorized committee thereof, out of lawfully available funds for the payment of dividends, cumulative cash dividends from and including the original issue date at the rate of 8.00% of the $25.00 per share liquidation preference per annum (equivalent to $2.00 per annum per share). Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus an amount equal to any accumulated and unpaid dividends to, but not including, the date of payment. This would reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares.

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

The shares of FedNat common stock we have received as part of the consideration for the Asset Sale are subject to certain limitations and restrictions.

The shares of FedNat common stock we have received in the Asset Sale were issued pursuant to the terms of a Standstill Agreement entered into between the Company and FedNat upon the closing of the Asset Sale. The Standstill Agreement imposes certain limitations and restrictions with respect to our ownership of FedNat common stock, including, among other things, requiring us to vote all of the voting securities of FedNat we own in accordance with the recommendation of FedNat’s board of directors and prohibiting us from publicly advising or influencing any person with respect to the voting of any shares of FedNat common stock and taking any action to nominate any person for election to FedNat’s board of directors. Our status as a minority stockholder of FedNat as well as the limitations and restrictions expected to be set forth in the Standstill Agreement may limit our ability to exert significant influence on FedNat’s management and operations and matters requiring approval of FedNat’s stockholders. FedNat’s management and holders of a larger percentage of FedNat’s common stock may also take or encourage actions that decrease the value of our shares of FedNat common stock or are not in our best interests as a minority stockholder.

We may fail to satisfy the continued listing standards of Nasdaq and may have to delist our common shares.

Even though we currently satisfy the continued listing standards for Nasdaq and expect to continue to do so, we can provide no assurance that we will continue to satisfy the continued listing standards in the future. In the event that we are unable to satisfy the continued listing standards of Nasdaq, our common shares may be delisted from that market. Any delisting of our common shares from Nasdaq could:

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 970 Lake Carillon Drive, Suite 314, St. Petersburg, FL 33716. Our lease term expires in May 2020. The Company is assessing its need for future office space following the sale of the Maison Business. Total minimum rent over the six-month term is expected to be $14,000.

In the opinion of the Company’s management, our executive offices are suitable for our current business and are adequately maintained.

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

Number of Common Stockholders

As of December 31, 2019, we had 6,065,948 common shares outstanding, which were held by 15 stockholders of record including Cede & Co., which holds shares on behalf of the beneficial owners of the Company’s common stock. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Holders of our Series A Preferred Stock are entitled to receive cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference (equivalent to $2.00 per annum per share), accruing from February 28, 2018. Dividends are payable to holders of our Series A Preferred Stock quarterly on or about the 15th day of March, June, September and December of each year, commencing on June 15, 2018. The record dates for dividend payment are March 1, June 1, September 1 and December 1 of each year, whether or not a business day, immediately preceding the applicable dividend payment date. The first dividend record date was June 1, 2018. Dividends on the Series A Preferred Stock accumulate whether or not the Company has earnings, whether or not there are funds legally available for the payment of those dividends and whether or not those dividends are declared by the Board of Directors. We intend to declare regular quarterly dividends on the shares of Series A Preferred Stock. As of December 31, 2019, we had approximately $28.5 million available for the payment of future dividends, if declared by the Board of Directors. The declaration, payment and amount of future dividends will be subject to the discretion of our Board of Directors. Our Board of Directors expects to take into account a variety of factors when determining whether to declare any future dividends on the Series A Preferred Stock, including (i) our financial condition, liquidity, results of operations, retained earnings, and capital requirements, (ii) general business conditions, (iii) legal, tax and regulatory limitations, including those placed on our subsidiary companies, and (iv) any other factors that our Board of Directors deems relevant. Accordingly, there can be no assurance that we will declare dividends on our preferred shares in the future.

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

Overview

We are a holding company which previously specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to the offering, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. As of December 31, 2019, KFSI and its affiliates held warrants that, if exercised, would cause KFSI and its affiliates to hold an approximate 20% ownership interest in our common stock. In addition, as of December 31, 2019, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 45% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

Sale of Maison Business to FedNat Holding Company

On December 2, 2019, we completed the sale of all of the issued and outstanding equity of three of the Company’s wholly-owned subsidiaries, Maison Insurance Company (“Maison”), Maison Managers Inc. (“MMI”) and ClaimCor, LLC (“ClaimCor” and, together with Maison and MMI, the “Maison Business”), to FedNat Holding Company, a Florida corporation (“FedNat”), pursuant to the terms and conditions of the Equity Purchase Agreement, dated as of February 25, 2019 (the “Purchase Agreement”), by and among the Company and each of Maison, MMI and ClaimCor, on the one hand, and FedNat, on the other hand (the “Asset Sale”).

As consideration for the Asset Sale, FedNat paid the Company $51.0 million, consisting of $25.5 million in cash and $25.5 million in FedNat’s common stock, or 1,773,102 shares of common stock. The stock consideration was determined by dividing $25.5 million by the weighted average closing price per share of FedNat’s common stock on the Nasdaq Stock Market during the 20-trading day period immediately preceding December 2, 2019. In addition, upon the closing of the Asset Sale, $18.0 million of outstanding surplus note obligations payable by Maison to the Company, plus all accrued but unpaid interest, was repaid to the Company.

Going forward, the Company intends to operate as a diversified holding company of reinsurance and investment management businesses. Subject to the approval of the Company’s stockholders at the Company’s 2020 Annual Meeting, the Company intends to change its name to “Fundamental Global Financial Corporation” to align with its future business plans. Fundamental Global Financial Corporation (“FGFC”) plans to carry out its business through three primary avenues, insurance, asset management, and real estate. The Company also intends to change the ticker symbols for its common stock and 8.00% cumulative preferred stock, Series A, and has reserved with Nasdaq the ticker symbols “FGI” and “FGIPP,” respectively.

For more information on the Purchase Agreement, Asset Sale, and the Company’s future plans, see “Item 1. Business.”

1347 PROPERTY INSURANCE HOLDINGS, INC.

Coronavirus Impact

We continue to monitor the recent outbreak of the novel coronavirus (COVID-19) on our operations. Due to the recent outbreak of the coronavirus reported in many countries worldwide, local and federal governments have issued travel advisories, canceled large scale public events and closed schools. In addition, companies have begun to cancel conferences and travel plans and require employees to work from home. Global financial markets have also experienced extreme volatility and disruptions to capital and credit markets.

Adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment could harm our business and our business strategy. While we do not anticipate any material impact to our business operations as a result of the coronavirus, in the event of a major disruption caused by the outbreak of pandemic diseases such as coronavirus, we may lose the services of our employees or experience system interruptions, which could lead to diminishment of our business operations. Any of the foregoing could harm our business and delay the implementation of our business strategy and we cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business.

Management is actively monitoring the global situation on its financial condition, liquidity, operations, industry and workforce. Given the daily evolution of the coronavirus and the global responses to curb its spread, the Company is not able to estimate the effects of the coronavirus on its results of operations, financial condition or liquidity for fiscal year 2020.

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

Discontinued Operations

On December 2, 2019, we sold all of the issued and outstanding equity of Maison, MMI and ClaimCor. As a result, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. Certain transactions between the Company and its subsidiaries, which have historically been eliminated upon consolidation, are shown on a gross basis in the accompanying financial statements as such transactions have occurred between discontinued operations and those operations which the Company intends to continue to utilize. These items include surplus notes in the amount of $18,000 plus approximately $728 in accrued interest, all of which was settled upon the closing of the Asset Sale. These notes, which had been issued by Maison to the Company, have been reflected as both an asset of continuing operations and liability of discontinued operations on the Company’s consolidated balance sheet as of December 31, 2018. Interest associated with these surplus notes has been recorded as part of net investment income from continuing operations as well as interest expense as part of discontinued operations on the Company’s consolidated statement of operations for the years ended December 31, 2019 and 2018. Similarly, amounts due from the Company to Maison upon the assignment of certain of Maison’s investments to the Company have been reflected as an asset of continuing operations under the heading “Limited liability investments”, as well as a corresponding liability under the heading “Due to affiliates” on the Company’s consolidated balance sheet as of December 31, 2018. Pursuant to the terms of the Purchase Agreement, this assignment of investments was settled, in cash, prior to closing of the transaction. All other significant intercompany balances and transactions have been eliminated upon consolidation.

Valuation of Fixed Income and Equity Securities

The Company’s fixed income and equity securities are recorded at fair value using observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. Any change in the estimated fair value of its investments could impact the amount of unrealized gain or loss the Company has recorded, which could change the amount the Company has recorded for its investments and on its consolidated balance sheets and statements of income.

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

Due to the sale of the Maison Business on December 2, 2019, the December 31, 2019 financial statements show a net deferred tax liability in the amount of $106. Given the Company’s deferred tax assets can be fully offset with deferred tax liabilities within the expiration window of the deferred tax assets, the Company has determined that it is more likely than not that its deferred tax assets will be utilized. As such, the Company has not set up a valuation allowance for its deferred tax assets as of December 31, 2019.

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

Analysis of Financial Condition

As of December 31, 2019 compared to December 31, 2018

Dollar amounts included in the “Analysis of Financial Condition” are presented in thousands, except as otherwise specified.

Discontinued Operations

As previously discussed, on December 2, 2019, we completed the sale of all of the issued and outstanding equity of our three former wholly-owned subsidiaries, Maison, MMI and ClaimCor. Accordingly, the Company has classified the Maison Business as discontinued operations for all periods presented in this report as set forth in ASC 205-20 – Discontinued Operations.

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities included in discontinued operations which are presented separately in the Company’s consolidated balance sheet as of December 31, 2018. On December 2, 2019 the assets and liabilities previously included in discontinued operations had been disposed of in the Asset Sale transaction.

December 31, 2018
Carrying amounts of assets included as part of discontinued operations
Fixed income securities, at fair value (amortized cost of $77,366)	$76,310
Equity investments, at fair value (cost of $3,130)	3,263
Other investments	774
Cash and cash equivalents	27,236
Deferred policy acquisition costs	9,111
Premiums receivable, net of allowance of $50	7,720
Ceded unearned premiums	6,525
Reinsurance recoverable on paid losses	530
Reinsurance recoverable on loss reserves	5,661
Current income taxes recoverable	2,051
Deferred tax asset, net	1,014
Due from affiliate	2,698
Other assets	1,676
Total assets of discontinued operations included in the Company’s consolidated balance sheet	$144,569

Carrying amounts of liabilities included as part of discontinued operations
Loss and loss adjustment expense reserves	$15,151
Unearned premium reserves	51,907
Ceded reinsurance premiums payable	9,495
Agency commissions payable	802
Premiums collected in advance	1,840
Surplus notes plus interest due to affiliate	18,244
Accrued premium taxes and assessments	3,059
Other liabilities	2,821
Total liabilities of discontinued operations included in the Company’s consolidated balance sheet	$103,319

1347 PROPERTY INSURANCE HOLDINGS, INC.

Investments

On December 2, 2019, the Company received 1,773,102 shares of FedNat Holding Company common stock (Nasdaq: FNHC), along with $25,500 cash as consideration for the Asset Sale. The stock consideration was determined by dividing $25,500 by the weighted average closing price per share of FedNat’s common stock on the Nasdaq Stock Market during the 20-trading day period immediately preceding December 2, 2019.

The table below summarizes, by type, the Company’s investments as of December 31, 2019 and 2018.

	December 31, 2019		December 31, 2018
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Equity securities:
FNHC common stock	$29,487	88.0%	$–	–%
Limited liability investments	4,005	12.0%	2,987	3.6%
Equity securities included in discontinued operations	–	–%	3,263	4.0%
Total equity securities	33,492	100.0%		7.6%

Fixed income securities included in discontinued operations	–	–%	76,310	92.4%
Total investments	$33,492	100.0%	$82,560	100.0%

As of March 26, 2020, the estimated fair value of the Company’s 1,773,102 shares of FedNat common stock was $20,320.

The Company’s limited liability investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company had a total potential commitment of $935 related to these investments, of which the two entities have drawn down approximately $776 through December 31, 2019. The limited liability company is managed by Argo Management Group, LLC, an entity which is wholly owned by KFSI. The Company has accounted for these two investments at cost, as the investments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the investments or the underlying privately-owned companies. For the year ended December 31, 2019, the Company received profit distributions of $91 on these investments.

Additionally, on June 18, 2018, Maison invested $2,219 in FGI Metrolina Property Income Fund, LP (the “Fund”), which invests in real estate through a real estate investment trust which is wholly owned by the Fund. The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Company, a limited partner of the Fund, does not have a controlling financial interest in the Fund, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 49%. Accordingly, the Company has accounted for this investment under the equity method of accounting, with any unrealized gains or losses on the investment recorded in income. The Company has committed to a total potential investment of up to $4,000 in the Fund. As of December 31, 2019, the total amount invested in the Fund was $2,719, while the carrying amount on the Company’s balance sheet was $3,229.

Pursuant to the terms of the Purchase Agreement, Maison assigned all of its right, title and interest in each of the limited liability investments to the Company in exchange for the statutory carrying value of each investment (approximately $4,200). Accordingly, these investments have been included on the Company’s consolidated balance sheet as of December 31, 2019 and 2018 as part of continuing operations. Investment income resulting from the Company’s limited liability investments has also been included in net investment income as part of continuing operations, on the Company’s consolidated statement of operations for the years ended December 31, 2019 and 2018.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Other-Than-Temporary Impairment

The Company performs a quarterly analysis of its investments to determine if declines in market value are other-than-temporary. Further information regarding the Company’s detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 4 - “Investments,” to the consolidated financial statements in Item 8 of this report.

As a result of the analysis performed by the Company, we recorded a write-down for an other-than-temporary impairment on a single equity investment resulting in a charge of $215 against net investment income for the year ended December 31, 2018. As this investment was held by our prior insurance subsidiary, Maison, this charge has been included as part of income from discontinued operations for the year ended December 31, 2018. We recorded this write-down as a result of our analysis of the investment’s operating losses for 2018, which showed a considerable decline when compared to its results for 2017. There were no write-downs for other-than-temporary impairment on our investments for the year ended December 31, 2019.

As of December 31, 2019, the Company did not hold any investments with estimated fair values less than their carrying amounts.

Current Income Taxes Recoverable/Payable

Current income taxes recoverable were $1,265 as of December 31, 2019, compared to a payable of $932 as of December 31, 2018, representing the estimate of both the Company’s state and federal income taxes due as of each date, less estimated payments made.

Net Deferred Taxes

The Company’s net deferred tax asset decreased from $265 as of December 31, 2018 to a net deferred liability of $106 as of December 31, 2019, due, in large, to the sale of the Maison Business on December 2, 2019. Net deferred income taxes are comprised of approximately $684 of deferred tax assets, net of approximately $790 of deferred tax liabilities as of December 31, 2019, compared to $3,228 of deferred tax assets, net of $1,949 of deferred tax liabilities as of December 31, 2018. The balance of our deferred tax liabilities as of December 31, 2019 primarily related to the unrealized holding gains on the common shares of FedNat, which we received at the closing of the Asset Sale.

Other Assets

Other assets increased $121, to $188 as of December 31, 2019 from $67 as of December 31, 2018. The major components of other assets, and the change therein, are shown below.

	December 31,
	2019	2018	Change
Amount due under Investment Advisory Agreement with FedNat	$35	$–	$35
Amount due under Transition Services Agreement with FedNat	8	–	8
Prepaid expenses	142	65	77
Other receivables	3	2	1
Total	$188	$67	$121

Accounts Payable

Accounts payable increased $334, to $400 as of December 31, 2019, compared to $66 as of December 31, 2018 largely as a result of unpaid professional fees associated with the closing of Asset Sale.

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

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Due to the fact that the shares had a mandatory redemption date of February 24, 2020, applicable guidance required that we classify the shares as a liability on our consolidated balance sheet, rather than recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 redemption amount plus dividends expected to be paid on the shares while outstanding, discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $33 has been charged to continuing operations for the year ended December 31, 2018. Upon our repurchase of the Series B Preferred Shares in both January and February 2018, we compared the amortized carrying amount of the liability to the amount paid to repurchase the shares, resulting in a charge of $366 to “Loss on repurchase of Series B Preferred Shares and Performance Shares” on the Company’s statement of income for the year ended December 31, 2018.

Investment in Limited Partnership and Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $341 as of December 31, 2019. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016.

1347 PROPERTY INSURANCE HOLDINGS, INC.

As of December 31, 2019, the Company has invested $2,719 as a limited partner in Metrolina Property Income Fund, LP (the “Fund”). The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. As of December 31, 2019, the Company’s investment represents a 49% ownership stake in the Fund.

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

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement entered into upon closing of the Asset Sale, Fundamental Global Advisors LLC, a wholly-owned subsidiary of the Company (“Advisor”), was formed to provide investment advisory services to FedNat, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay Advisor an annual fee of $100. FGI Funds Management, LLC will serve as the manager to the Advisor. FGI Funds Management, LLC is an affiliate of Fundamental Global Investors, LLC, the Company’s largest stockholder. The term of the Investment Advisory Agreement is five years.

Off Balance Sheet Arrangements

None.

Shareholders’ Equity

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 preferred shares designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). Also, on March 26, 2018, we issued an additional 60,000 shares of Series A Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and will be payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018, when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Series A Preferred Stock was on June 1, 2018. For the years ended December 31, 2019 and 2018, the Board of Directors declared dividends totaling $1,400 and $1,108, respectively, representing all quarterly amounts due for the Preferred Stock. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Preferred Stock per year.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

The shares of Series A Preferred Stock are listed on the Nasdaq Stock Market under the symbol “PIHPP”, and trading of the shares commenced on March 22, 2018. Net proceeds received by Company were approximately $16,500. The Company used $1,500 of the net proceeds to repurchase 60,000 shares of its Series B Preferred Shares from IWS Acquisition Corporation, as previously discussed under the heading “Related Party Transactions”.

The table below presents the primary drivers behind the changes to total shareholders’ equity for the years ended December 31, 2019 and 2018.

	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity
Balance, January 1, 2018	120,000	5,984,766	151,359	$46,802

Redemption of Series B Preferred Shares	(120,000)	–	–	–
Issuance of Series A Preferred Stock	700,000	–	–	16,493
Repurchase of Performance Shares	–	–	–	(54)
Dividends declared on Series A Preferred Stock	–	–	–	(1,108)
Stock compensation expense		27,998	–	337
Net income	–	–	–	804
Unrealized loss on investment portfolio (net of income taxes)	–	–	–	(527)
Balance, December 31, 2018	700,000	6,012,764	151,359	62,747

Adoption of new accounting standards	–	–	–	10
Dividends declared on Series A Preferred Stock ($2.00 per share)	–	–	–	(1,400)
Stock compensation expense	–	53,184	–	414
Net income	–	–	–	311
Gains on investment portfolio (net of income taxes)	–	–	–	833
Balance, December 31, 2019	700,000	6,065,948	151,359	62,915

1347 PROPERTY INSURANCE HOLDINGS, INC.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Dollar amounts included in the “Results of Operations” are presented in thousands, except as otherwise specified. Net Investment Income

Net investment income increased from $1,208 to $5,587 for the years ended December 31, 2018 and 2019, respectively, primarily as a result of the unrealized holding gains on the 1,773,102 shares of FNHC common stock which the Company received upon the closing of the Asset Sale. Net investment income for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
	2019	2018
Investment income:
Unrealized holding gains on FNHC common stock	$3,987	$–
Interest on surplus notes issued by Maison	1,708	1,142
Income from limited liability investments	101	–
Loss on assignment of limited liability investments	(239)	–
Other	55	82
Gross investment income	5,612	1,224
Investment expenses	(25)	(16)
Net investment income	$5,587	$1,208

As of March 26, 2020, the estimated fair value of the Company’s 1,773,102 shares of FNHC common stock was $20,320, resulting in an unrealized, pre-tax holding loss of $5,180 as of that date.

Other Income

Other income was $10 compared to $0 for the years ended December 31, 2019 and 2018, respectively and is comprised solely of fees earned under the Investment Advisory Agreement between our wholly-owned subsidiary, Fundamental Global Advisors, LLC and FedNat Holding Company.

General and Administrative Expenses

General and administrative expenses increased $1,331 to $2,476 for the year ended December 31, 2019, compared to $1,145 for the year ended December 31, 2018. The increase was primarily due to professional fees associated with developing our new business plan following the closing of the Asset Sale along with the fees associated with forming our new investment advisory and reinsurance subsidiaries.

Series B Preferred Shares and Performance Shares

As previously discussed under the heading “Related Party Transactions,” we recorded amortization charges of $33 as well as a charge of $1,612 for the year ended December 31, 2018, which were related to our issuance and repurchase of our Series B Preferred Shares and our Performance Shares.

Income Tax Expense (Benefit)

Our actual effective tax rate varies from the statutory federal income tax rates as shown in the following table.

	Year Ended December 31,
	2019		2018
	Amount	%	Amount	%

Provision for taxes at U.S. statutory marginal income tax rate of 21%	$121	21.0%	$60	21.0%
Net operating loss carryback	(213)	(36.9)%	–	–%
State income tax (net of federal benefit)	265	45.9%	(632)	(221.0)%
Share-based compensation	77	13.3%	35	12.2%
Other	17	3.0%	19	6.7%
Income tax expense (benefit)	$267	46.2%	$(518)	(181.1)%

Income tax expense (benefit) – from continuing operations	$738		$(308)
Income tax benefit – from discontinued operations	(471)		(210)
Total income tax expense (benefit)	$267	46.2%	$(518)	(181.1)%

1347 PROPERTY INSURANCE HOLDINGS, INC.

Discontinued Operations

As previously discussed, on December 2, 2019, we completed the sale of all of the issued and outstanding equity of our three former wholly-owned subsidiaries, Maison, MMI and ClaimCor. Accordingly, the Company has classified the Maison Business as discontinued operations for all periods presented in this report as set forth in ASC 205-20 – Discontinued Operations.

The following table presents a reconciliation of the major classes of line items constituting pretax profit (loss) of discontinued operations to the after-tax profit (loss) of discontinued operations that are presented in the Company’s consolidated statement of operations for the years ended December 31, 2019 and 2018.

	Year ended December 31,
	2019	2018
Gain from sale of the Maison Business
Cash consideration received from sale	$25,500	$–
Stock consideration received from sale	25,500	–
Total consideration received from sale	51,000	–
Less:
Carrying value of the Maison Business on December 1, 2019	39,099	–
Transaction and other sale related costs	2,818	50
Total pre-tax reductions	41,917	50
Pre-tax gain (loss) on sale	9,083	(50)
Income tax expense	2,017	–
Net gain (loss) from sale of the Maison Business	$7,066	$(50)

Net premiums earned	$49,691	$54,357
Net investment income	4,354	1,552
Other income	2,854	2,246
Net losses and loss adjustment expenses	(41,634)	(27,413)
Amortization of deferred policy acquisition costs	(15,983)	(15,313)
General and administrative expenses	(9,200)	(12,369)
Interest expense on surplus notes due to affiliate	(1,708)	(1,142)
Pretax profit (loss) from the Maison Business	(11,626)	1,918
Income tax benefit	(2,488)	(210)
Income (loss) from the Maison Business, net of taxes	$(9,138)	$2,128

Net profit (loss) from discontinued operations, net of taxes	$(2,072)	$2,078

Net Income

Net income for the years ended December 31, 2019 and 2018 is as shown in the following table.

	Year ended December 31,
	2019	2018
Net income (loss) from continuing operations	$2,383	$(1,274)
Income (loss) from discontinued operations, net of income taxes	(2,072)	2,078
Net income	$311	$804

Diluted earnings (loss) per common share
Continuing operations	$0.16	$(0.40)
Discontinued operations	(0.34)	0.35
Loss attributable to common shareholders	$(0.18)	$(0.05)

Liquidity and Capital Resources

Dollar amounts included in the “Liquidity and Capital Resources” are presented in thousands, except as otherwise specified.

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily from the cash proceeds of the Asset Sale, by funds generated from operations, and from the proceeds from the sales of our common and preferred stock. Cash provided from these sources has historically been used for loss and loss adjustment expense payments as well as other operating expenses.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

On April 23, 2018, the Company and MMI executed a Commercial Business Loan Agreement and related Promissory Note with Hancock Bank, a trade name for Whitney Bank (n/k/a Hancock Whitney Bank) (the “Lender”). The agreements provided for a revolving line of credit of $5,000. The line of credit expired pursuant to its terms on April 19, 2019. The Company and MMI did not draw down funds under the Loan Agreement during the period it was outstanding.

On August 20, 2019, the Company entered into a $7,000 Loan Agreement and a related Commercial Note (collectively, the “Loan Agreement”) with the Lender. The Loan Agreement provided for a non-revolving line of credit of $7,000.

On November 29, 2019, the Company entered into an Amended and Restated Loan Agreement and a related Amended and Restated Commercial Note (collectively, the “Amended and Restated Loan Agreement”) with Lender, which increased the existing non-revolving line of credit by an additional $10,000 (the “Line of Credit Increase”), resulting in an amended and restated non-revolving line of credit loan in the aggregate principal amount of up to $17,000. Immediately prior to the closing of the Asset Sale, the Company drew $7,000 under the line of credit, which was repaid to the Lender as of the closing of the Asset Sale. Upon repayment, the line of credit was terminated. Borrowings under the Loan Agreement bore interest at a rate per annum equal to 5.25%.

Upon the closing of the Asset Sale, the Company received cash consideration from FedNat in the amount of $25,500 as well as $18,728 representing the repayment of surplus notes and accrued interest due from Maison to the Company. Pursuant to the terms of the Purchase Agreement, at the closing, the Maison Business was required to have a consolidated net GAAP book value of at least $42,000 and was also required to settle any balances between the Company and the Maison Business. Additionally, prior to the closing of the Asset Sale, Maison was a limited partner in two limited partnerships and also had a limited interest in a limited liability company (collectively, the “Funds”). Pursuant to the terms of the Purchase Agreement, Maison assigned its interests in the Funds to the Company in exchange for the statutory carrying value of the Funds, paid in cash, at the closing of the Asset Sale. This resulted in net cash proceeds to the Company of $24,778, as shown in the table below.

Cash consideration from FedNat	$25,500
Cash from FedNat to repay outstanding surplus note obligations	18,728
Capital contribution from the Company to the Maison Business to meet GAAP book value requirement	(9,057)
Transaction bonuses paid to current and former executive officers of the Company	(605)
Company acquisition of the Funds from Maison	(3,218)
Payment of intercompany federal tax obligations	(3,702)
Payment of transaction expenses directly associated with the Asset Sale	(2,868)
Net cash proceeds	$24,778

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the years ended December 31, 2019 and 2018.

	Year ended December 31,
Summary of Cash Flows	2019	2018
Cash and cash equivalents – beginning of period	$30,902	$23,575

Net cash provided (used) by operating activities	(20,638)	24,794
Net cash provided (used) by investing activities	19,684	(29,247)
Net cash provided (used) by financing activities	(1,439)	11,780
Net increase (decrease) in cash and cash equivalents	(2,393)	7,327

Cash and cash equivalents – end of period	$28,509	$30,902

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

1347 Property Insurance Holdings, Inc.

St. Petersburg, FL

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 1347 Property Insurance Holdings, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter – Sale of Substantially All Business Operations

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company completed the sale of all of the issued and outstanding equity of its three former wholly-owned subsidiaries, which represented substantially all of the Company’s 2019 and 2018 business operations. Accordingly, these three former wholly-owned subsidiaries have been presented as discontinued operations for all periods presented.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2012.

Grand Rapids, Michigan

March 30, 2020

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Equity securities, at fair value (cost basis of $25,500 and $0)	$29,487	$–
Limited liability investments	4,005	2,987
Cash and cash equivalents	28,509	3,666
Current income taxes recoverable	1,265	–
Deferred tax asset, net	–	265
Surplus notes receivable from affiliate	–	18,244
Other assets	188	67
Assets of discontinued operations (Note 4)	–	144,569
Total assets	$63,454	$169,798

LIABILITIES
Accounts payable	$400	$66
Current income taxes payable	–	932
Deferred tax liability, net	106	–
Due to affiliates	–	2,698
Other liabilities	33	36
Liabilities of discontinued operations (Note 4)	–	103,319
Total liabilities	$539	$107,051

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par value, 1,000,000 shares authorized; 700,000 shares issued and outstanding as of both periods	$17,500	$17,500
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,217,307 and 6,164,123 shares issued as of December 31, 2019 and 2018, respectively and, 6,065,948 and 6,012,764 shares outstanding as of December 31, 2019 and 2018, respectively	6	6
Additional paid-in capital	46,754	46,340
Retained earnings (accumulated deficit)	(336)	639
Accumulated other comprehensive loss, net of tax	–	(729)
	63,924	63,756
Less: treasury stock at cost, 151,359 shares as of December 31, 2019 and 2018	(1,009)	(1,009)
Total shareholders’ equity	62,915	62,747
Total liabilities and shareholders’ equity	$63,454	$169,798

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

($ in thousands, except share and per share data)

	Year ended December 31,
	2019	2018
Revenue:
Net investment income	$5,587	$1,208
Other income	10	–
Total revenue	5,597	1,208

Expenses:
General and administrative expenses	2,476	1,145
Accretion of discount on Series B Preferred Shares	–	33
Loss on repurchase of Series B Preferred Shares and Performance Shares	–	1,612
Total expenses	2,476	2,790

Income (Loss) from continuing operations before income tax expense	3,121	(1,582)
Income tax expense (benefit)	738	(308)
Net income (loss) from continuing operations	2,383	(1,274)
Discontinued operations (Note 4):
Gain (Loss) from sale of the Maison Business, net of taxes	7,066	(50)
Income (Loss) from the Maison Business, net of taxes	(9,138)	2,128
Net profit (loss) from discontinued operations, net of taxes	(2,072)	2,078
Net income	$311	$804

Dividends declared on Series A Preferred Shares	1,400	1,108
Income (loss) attributable to common shareholders	$(1,089)	$(304)

Basic and diluted net earnings (loss) per common share:
Continuing operations	$0.16	$(0.40)
Discontinued operations	$(0.34)	$0.35
Loss per share attributable to common shareholders	$(0.18)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	6,018,542	5,989,742

Consolidated Statements of Comprehensive Income

Net income	$311	$804
Unrealized gains (losses) on investments available for sale, net of income taxes	1,342	(527)
Comprehensive income	$1,653	$277

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

($ in thousands, except share amounts)

									Accumulated
									Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
January 1, 2018	–	$–	5,984,766	$6	151,359	$(1,009)	$47,064	$910	$(169)	$46,802

Stock based compensation	–	–	27,998	–	–	–	337	–	–	337
Issuance of Series A Cumulative Preferred Stock	700,000	17,500	–	–	–	–	(1,007)	–	–	16,493
Repurchase of Performance Shares	–	–	–	–	–	–	(54)	–	–	(54)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	–	–	–	–	–	–	–	33	(33)	–
Dividends declared on Series A Preferred Shares ($1.58 per share)	–	–	–	–	–	–	–	(1,108)	–	(1,108)
Net income	–	–	–	–	–	–	–	804	–	804
Other comprehensive loss	–	–	–	–	–	–	–	–	(527)	(527)
Balance, December 31, 2018	700,000	$17,500	6,012,764	$6	151,359	$(1,009)	$46,340	$639	$(729)	$62,747

Cumulative effect of adoption of ASU 2016-01	–	–	–	–	–	–	–	104	(104)	–
Cumulative effect of adoption of Topic 842	–	–	–	–	–	–	–	10	–	10
Stock based compensation	–	–	53,184	–	–	–	414	–	–	414
Dividends declared on Series A Preferred Shares ($2.00 per share)	–	–	–	–	–	–	–	(1,400)	–	(1,400)
Net income	–	–	–	–	–	–	–	311	–	311
Other comprehensive income	–	–	–	–	–	–	–	–	1,342	1,342
Unrealized gains realized upon sale of Maison Business	–	–	–	–	–	–	–	–	(509)	(509)
Balance, December 31, 2019	700,000	$17,500	6,065,948	$6	151,359	$(1,009)	$46,754	$(336)	$–	$62,915

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

	Year ended December 31,
	2019	2018
Cash provided by (used in):
Operating activities:
Net income	$311	$804
Net (income) loss from discontinued operations, net of income taxes	2,072	(2,078)
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized holding gains on equity investments	(3,998)	–
Accretion of discount on Series B Preferred Shares	–	33
Loss on repurchase of Series B Preferred Shares and Performance Shares	–	612
Net deferred income taxes	371	(26)
Stock compensation expense	414	337
Changes in operating assets and liabilities:
Accrued interest on surplus notes due from affiliate	244	(22)
Other assets	(121)	1
Accounts payable and other accrued expenses	331	(44)
Current income taxes payable	(2,197)	(107)
Amounts due to affiliates	(2,698)	2,647
Net cash provided (used) by operating activities – continuing operations	(5,271)	2,157
Net cash provided (used) by operating activities – discontinued operations	(15,367)	22,637
Net cash provided (used) by operating activities	(20,638)	24,794

Investing activities:
Proceeds from repayment of surplus notes due from affiliates	18,000	1,100
Issuance of surplus notes to affiliates	–	(8,450)
Net purchases of furniture and equipment	(3)	–
Purchase of limited liability investments from affiliates	(1,007)	(2,987)
Net cash provided (used) by investing activities – continuing operations	16,990	(10,337)
Net cash provided (used) by investing activities – discontinued operations	2,694	(18,910)
Net cash provided (used) by investing activities	19,684	(29,247)

Financing activities:
Net proceeds from the issuance of Series A Preferred Stock	–	16,493
Repurchase of Series B Preferred Shares and Performance Shares	–	(3,300)
Payment of dividends on preferred shares	(1,400)	(1,348)
Net cash provided (used) by financing activities – continuing operations	(1,400)	11,845
Net cash used by financing activities – discontinued operations	(39)	(65)
Net cash provided (used) by financing activities	(1,439)	11,780

Net increase (decrease) in cash and cash equivalents	(2,393)	7,327
Cash and cash equivalents at beginning of period	30,902	23,575
Cash and cash equivalents at end of period	$28,509	$30,902

Supplemental disclosure of cash flow information:
Net cash paid (refunds received) during the period for income taxes	$(628)	$1,606
Non-cash financing activities:
Obligation for the acquisition of vehicles under lease agreements	$–	$118

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDING, INC.

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

1. Nature of Business

1347 Property Insurance Holdings, Inc. (“PIH”, the “Company”, “we”, or “us”) is a holding company which previously specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to the offering, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. As of December 31, 2019, KFSI and its affiliates held warrants that, if exercised, would cause KFSI and its affiliates to hold an approximate 20% ownership interest in our common stock. In addition, as of December 31, 2019, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 45% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

On December 2, 2019, we completed the sale of all of the issued and outstanding equity of three of the Company’s wholly-owned subsidiaries, Maison Insurance Company (“Maison”), Maison Managers Inc. (“MMI”) and ClaimCor, LLC (“ClaimCor” and, together with Maison and MMI, the “Maison Business”), to FedNat Holding Company, a Florida corporation (“FedNat”), pursuant to the terms and conditions of the Equity Purchase Agreement, dated as of February 25, 2019 (the “Purchase Agreement”), by and among the Company and the Maison Business, on the one hand, and FedNat, on the other hand (the “Asset Sale”).

As consideration for the Asset Sale, FedNat paid the Company $51,000, consisting of $25,500 in cash and $25,500 in FedNat’s common stock, or 1,773,102 shares of common stock. The stock consideration was determined by dividing $25,500 by the weighted average closing price per share of FedNat’s common stock on the Nasdaq Stock Market during the 20-trading day period immediately preceding December 2, 2019. In addition, upon the closing of the Asset Sale, $18,000 of outstanding surplus note obligations payable by Maison to the Company, plus all accrued but unpaid interest, was repaid to the Company.

On December 31, 2019, the shares of FedNat common stock issued to the Company were registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the terms of the Registration Rights Agreement entered into by the Company and FedNat at the closing of the Asset Sale.

In addition to the Registration Rights Agreement, the Company and FedNat entered into a Standstill Agreement, a Reinsurance Capacity Right of First Refusal Agreement (the “Reinsurance Agreement”), an Investment Advisory Agreement and a Transition Services Agreement at the closing of the Asset Sale.

Standstill Agreement

The Standstill Agreement imposes certain limitations and restrictions with respect to the voting securities of FedNat (including shares of FedNat common stock) that are owned or held beneficially or of record by the Company. Under the Standstill Agreement, the Company has agreed to vote all of the voting securities of FedNat beneficially owned by the Company in accordance with the recommendation of the board of directors of FedNat with respect to any matter that is before the stockholders of FedNat for a vote by such stockholders. The Standstill Agreement imposes limitations on the sale of voting securities of FedNat held by the Company and restricts the Company from taking certain actions as a holder of voting securities of FedNat. The term of the Standstill Agreement is five years.

For insurance regulatory purposes, the Company has waived any rights that it may have to exercise control of FedNat.

Reinsurance Capacity Right of First Refusal Agreement

The Reinsurance Agreement provides the Company with a right of first refusal to sell reinsurance coverage to the insurance company subsidiaries of FedNat, providing reinsurance on up to 7.5% of any layer in FedNat’s catastrophe reinsurance program, subject to the annual reinsurance limit of $15,000, on the terms and subject to the conditions set forth in the Reinsurance Agreement. All reinsurance sold by the Company pursuant to the right of first refusal, if any, will be memorialized in an agreement in such form and subject to such terms and conditions as are customary in the property and casualty insurance industry. The Reinsurance Agreement is assignable by the Company subject to conditions set forth in the agreement. The term of the Reinsurance Agreement is five years.

1347 PROPERTY INSURANCE HOLDING, INC.

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement, Fundamental Global Advisors LLC, a wholly-owned subsidiary of the Company (“Advisor”), was formed to provide investment advisory services to FedNat, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay Advisor an annual fee of $100. FGI Funds Management, LLC will serve as the manager to the Advisor. FGI Funds Management, LLC is an affiliate of Fundamental Global Investors, LLC, the Company’s largest stockholder. The term of the Investment Advisory Agreement is five years.

Transition Services Agreement

To facilitate the transition following the Asset Sale, the Company and FedNat entered into a Transition Services Agreement, pursuant to which the Company has agreed to provide certain transition accounting services to FedNat and the Insurance Companies, as requested, and FedNat will arrange for certain prior employees of the Company who became employees of the FedNat in connection with the Asset Sale to provide transition accounting services to the Company, as requested, on the terms and conditions set forth in the Transition Services Agreement.

Business Going Forward

Going forward, the Company intends to operate as a diversified holding company of reinsurance and investment management businesses. Subject to the approval of the Company’s stockholders at the Company’s 2020 Annual Meeting, the Company intends to change its name to “Fundamental Global Financial Corporation” to align with its future business plans. Fundamental Global Financial Corporation (“FGFC”) plans to carry out its business through three primary avenues, insurance, asset management, and real estate. The Company also intends to change the ticker symbols for its common stock and 8.00% cumulative preferred stock, Series A, and has reserved with Nasdaq the ticker symbols “FGI” and “FGIPP,” respectively.

Insurance:

The Company is in the process of forming a wholly owned reinsurance subsidiary, Fundamental Global Reinsurance Ltd., to provide specialty property and casualty reinsurance. Fundamental Global Reinsurance Ltd. is expected to have a Class B (iii) insurer license in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto and will be subject to regulation by the Cayman Islands Monetary Authority.

Asset Management:

The Company has formed a wholly owned subsidiary, Fundamental Global Advisors, LLC to serve as an investment advisor to FedNat Holding Company under the investment advisory agreement entered into at the closing of the Asset Sale. In addition, the Company intends to form a joint venture with Fundamental Global Investors, LLC to sponsor investment advisors that will manage private funds ranging the full spectrum of alternative equities, fixed income, private equity and real estate. FGFC will seek to benefit from the growth of the assets under management of the investment advisors it sponsors and the performance of the funds they manage.

Real Estate:

FGFC plans to purchase controlling interests in income producing real estate assets. FGFC will seek to benefit from underlying rental income on long-term leases with high quality tenants as well as the capital appreciation from the underlying real estate assets.

1347 PROPERTY INSURANCE HOLDING, INC.

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

2. Significant Accounting Policies

Basis of Presentation:

These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation and Discontinued Operations:

Due to the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor on December 2, 2019, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. Certain transactions between the Company and its subsidiaries, which have historically been eliminated upon consolidation, are shown on a gross basis in the accompanying financial statements as such transactions have occurred between discontinued operations and those operations which the Company intends to continue to utilize. These items include surplus notes in the amount of $18,000 plus approximately $728 in accrued interest, all of which was settled upon the closing of the Asset Sale. These notes, which had been issued by Maison to the Company, have been reflected as both an asset of continuing operations and liability of discontinued operations on the Company’s consolidated balance sheet as of December 31, 2018. Interest associated with these surplus notes has been recorded as part of net investment income from continuing operations as well as interest expense as part of discontinued operations on the Company’s consolidated statement of operations for the years ended December 31, 2019 and 2018. Similarly, amounts due from the Company to Maison upon the assignment of certain of Maison’s investments to the Company have been reflected as an asset of continuing operations under the heading “Limited liability investments”, as well as a corresponding liability under the heading “Due to affiliates” on the Company’s consolidated balance sheet as of December 31, 2018. Pursuant to the terms of the Purchase Agreement, this assignment of investments was settled, in cash, prior to closing of the transaction. All other significant intercompany balances and transactions have been eliminated upon consolidation.

The Use of Estimates in the Preparation of Consolidated Financial Statements:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are recorded in the accounting period in which the change is determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the provision for loss and loss adjustment expense reserves, the valuation of fixed income securities and limited liability investments, valuation of net deferred income taxes, the valuation of various securities we have issued in conjunction with the termination of the management services agreement with 1347 Advisors, LLC, the valuation of deferred policy acquisition costs, and stock-based compensation expense.

Investments:

Investments in fixed income securities were classified as available-for-sale and reported at estimated fair value prior to the sale of our fixed income portfolio to FedNat. Unrealized gains and losses on fixed income securities were included in accumulated other comprehensive income (loss), net of tax, until sold or an other-than-temporary impairment is recognized, at which point the cumulative unrealized gains or losses were transferred to the consolidated statement of income. Effective January 1, 2019, we adopted Accounting Standards Update No. 2016-01, Financial Instruments–Overall, requiring us to recognize unrealized gains and losses on our equity securities through income. See Note 3 – Recently Adopted and Issued Accounting Standards for additional information. As of December 31, 2018, our fixed income and equity securities were held by the Company’s insurance subsidiary, Maison, and accordingly have been listed as part of assets of discontinued operations on the Company’s consolidated balance sheet.

Limited liability investments include investments in a limited partnership and a limited liability company for which there does not exist a readily determinable fair value. The Company accounts for these investments at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of the same issuer. Any profit distributions the Company receives on these investments is included in income.

Limited liability investments also include an investment where the Company is a limited partner in a limited partnership, which we have determined to be a variable interest entity (VIE), in which the Company is not the primary beneficiary. The Company does not have a controlling financial interest in the limited partnership, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 49%. Accordingly, the Company has accounted for this investment under the equity method of accounting, recognizing any unrealized gains or losses on the investment through income. See Note 5 for additional information on the Company’s investment in the VIE.

1347 PROPERTY INSURANCE HOLDING, INC.

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

Other investments consisted of short-term investments, with original maturities between three months and one year, reported at cost, which approximates estimated fair value due to their short-term nature. Other investments also included a fixed rate certificate of deposit with an original maturity of 15 months. These investments were held by the Company’s insurance subsidiary, Maison and accordingly have been listed as part of assets of discontinued operations on the Company’s consolidated balance sheet as of December 31, 2018.

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

1347 PROPERTY INSURANCE HOLDING, INC.

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, and premiums receivable prior to the Asset Sale transaction. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250. As of December 31, 2019 the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

The Company had not experienced significant losses related to premiums receivable from its policyholders nor from amounts due from reinsurers prior to the Asset Sale transaction on December 2, 2019.

Revenue Recognition:

Premium revenue, up to the date of the Asset Sale transaction was recognized on a pro rata basis over the term of the respective policy contract.

Service charges on installment premiums were recognized as income upon receipt of related installment payments and were reflected in other income up to the date of the Asset Sale transaction.

Revenue from policy fees was deferred and recognized over the term of the respective policy period, with revenue reflected in other income up to the date of the Asset Sale transaction.

Ceded premiums were charged to income over the applicable term of the various reinsurance contracts with third party reinsurers.

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

The Company has also issued restricted stock units (“RSUs”) to certain of its employees and directors which have been accounted for as equity-based awards since, upon vesting, they are required to be settled in the Company’s common shares. We have used the fair value of the Company’s common stock on the date the RSUs were issued to estimate the grant date fair value of those RSUs which vest solely based upon the passage of time, as well as a Monte Carlo valuation model to estimate the fair value of those RSUs which vest solely upon market-based conditions. The fair value of each RSU is recorded as compensation expense over the requisite service period, which is generally the expected period over which the awards will vest. In the case of those RSUs which vest upon market-based conditions, should the market-based condition be achieved prior to the expiration of the derived service period, any unrecognized cost will be recorded as compensation expense in the period in which the RSUs actually vest.

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of December 31, 2019. See Note 7 for further disclosure.

Fair Value of Financial Instruments:

The carrying values of certain financial instruments, including cash, short-term investments, premiums receivable, accounts payable, and other accrued expenses approximate fair value due to their short-term nature. The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 12 for further information on the fair value of the Company’s financial instruments.

1347 PROPERTY INSURANCE HOLDING, INC.

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

3. Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

ASU 2014-09: Revenue from Contracts with Customers:

The Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, and related amendments ASU 2015-14, ASU 2016-10, ASU 2016-12, ASU 2016-20, ASU 2017-05 and ASU 2017-13 (collectively, “Topic 606”). Topic 606 creates a new comprehensive revenue recognition standard that will serve as a single source of revenue guidance for all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Topic 606 became effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted Topic 606 on January 1, 2018, but since virtually all of the Company’s historic revenues related to insurance contracts and investment income, the adoption of Topic 606 did not have an impact on the Company’s revenues. The Company will continue to monitor and examine transactions that could potentially fall within the scope of Topic 606 as such transactions are consummated.

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

1347 PROPERTY INSURANCE HOLDING, INC.

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

ASU 2016-02: Leases:

In February 2016, the FASB issued ASU 2016-02: Leases. ASU 2016-02 was issued to improve the financial reporting of leasing transactions. Under the previous guidance for lessees, leases were only included on the consolidated balance sheet if certain criteria, classifying the agreement as a capital lease, were met. This update requires the recognition of a right-of-use asset and a corresponding lease liability, discounted to present value, for all leases that extend beyond 12 months. The Company adopted this guidance effective January 1, 2019, using the modified retrospective method, under which we elected the package of practical expedients and transition provisions allowing us to bring our existing operating leases onto the Company’s consolidated balance sheet without adjusting comparative periods. We previously had operating leases for our facilities, which resulted in a cumulative-effect adjustment to retained earnings in the amount of $10. We also recognized both a right-of-use asset and lease liability in the amount of $314. Right-of-use assets are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease liabilities were recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Operating lease expense was recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

The Company’s right-of-use assets and lease liabilities were reflected in the Company’s consolidated balance sheet in assets of discontinued operations and liabilities of discontinued operations, respectively, prior to the Company’s leases being sold with the insurance operations of the business on December 2, 2019.

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

1347 PROPERTY INSURANCE HOLDING, INC.

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

4. Discontinued Operations

As previously discussed, on December 2, 2019, we completed the sale of all of the issued and outstanding equity of our three former wholly-owned subsidiaries, Maison, MMI and ClaimCor. Accordingly, the Company has classified the Maison Business as discontinued operations for all periods presented in this report as set forth in ASC 205-20 – Discontinued Operations.

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities included in discontinued operations which are presented separately in the Company’s consolidated balance sheet as of December 31, 2018. On December 2, 2019 the assets and liabilities previously included in discontinued operations had been disposed of in the Asset Sale transaction.

December 31, 2018
Carrying amounts of assets included as part of discontinued operations
Fixed income securities, at fair value (amortized cost of $77,366)	$76,310
Equity investments, at fair value (cost of $3,130)	3,263
Other investments	774
Cash and cash equivalents	27,236
Deferred policy acquisition costs	9,111
Premiums receivable, net of allowance of $50	7,720
Ceded unearned premiums	6,525
Reinsurance recoverable on paid losses	530
Reinsurance recoverable on loss reserves	5,661
Current income taxes recoverable	2,051
Deferred tax asset, net	1,014
Due from affiliate	2,698
Other assets	1,676
Total assets of discontinued operations included in the Company’s consolidated balance sheet	$144,569

Carrying amounts of liabilities included as part of discontinued operations
Loss and loss adjustment expense reserves	$15,151
Unearned premium reserves	51,907
Ceded reinsurance premiums payable	9,495
Agency commissions payable	802
Premiums collected in advance	1,840
Surplus notes plus interest due to affiliate	18,244
Accrued premium taxes and assessments	3,059
Other liabilities	2,821
Total liabilities of discontinued operations included in the Company’s consolidated balance sheet	$103,319

The following table presents a reconciliation of the major classes of line items constituting pretax profit (loss) of discontinued operations to the after-tax profit (loss) of discontinued operations that are presented in the Company’s consolidated statement of operations for the years ended December 31, 2019 and 2018.

	Year ended December 31,
	2019	2018
Gain from sale of the Maison Business
Cash consideration received from sale	$25,500	$–
Stock consideration received from sale	25,500	–
Total consideration received from sale	51,000	–
Less:
Carrying value of the Maison Business on December 1, 2019	39,099	–
Transaction and other sale related costs	2,818	50
Total pre-tax reductions	41,917	50
Pre-tax gain (loss) on sale	9,083	(50)
Income tax expense	2,017	–
Net gain (loss) from sale of the Maison Business	$7,066	$(50)

Net premiums earned	$49,691	$54,357
Net investment income	4,354	1,552
Other income	2,854	2,246
Net losses and loss adjustment expenses	(41,634)	(27,413)
Amortization of deferred policy acquisition costs	(15,983)	(15,313)
General and administrative expenses	(9,200)	(12,369)
Interest expense on surplus notes due to affiliate	(1,708)	(1,142)
Pretax profit (loss) from the Maison Business	(11,626)	1,918
Income tax benefit	(2,488)	(210)
Income (loss) from the Maison Business, net of taxes	$(9,138)	$2,128

Net profit (loss) from discontinued operations, net of taxes	$(2,072)	$2,078

1347 PROPERTY INSURANCE HOLDING, INC.

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

5. Investments

On December 2, 2019, the Company received 1,773,102 shares of FedNat Holding Company common stock (NASDAQ: FNHC), along with $25,500 cash as consideration for the Asset Sale. The stock consideration was determined by dividing $25,500 by the weighted average closing price per share of FedNat’s common stock on the Nasdaq Stock Market during the 20-trading day period immediately preceding December 2, 2019. As of March 26, 2020, the estimated fair value of the Company’s 1,773,102 shares of FNHC common stock was $20,320.

The Company’s limited liability investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company had a total potential commitment of $935 related to these investments, of which the two entities have drawn down approximately $776 through December 31, 2019. The limited liability company is managed by Argo Management Group, LLC, an entity which is wholly owned by KFSI. The Company has accounted for these two investments at cost minus impairment, if any, as the investments do not have readily determinable fair values. For the year ended December 31, 2019, the Company has received profit distributions of $91 on these investments which has been included in income.

Additionally, on June 18, 2018, Maison invested $2,219 in FGI Metrolina Property Income Fund, LP (the “Fund”), which invests in real estate through a real estate investment trust which is wholly owned by the Fund. The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Company, a limited partner of the Fund, does not have a controlling financial interest in the Fund, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 49%. Accordingly, the Company has accounted for this investment under the equity method of accounting, recognizing any unrealized holding gains or losses in income. The Company has committed to a total potential investment of up to $4,000 in the Fund. As of December 31, 2019, the total amount invested in the Fund was $2,719, while the carrying amount on the Company’s balance sheet was $3,229. The Company recognized an unrealized holding gain of $518 on this investment for the year ended December 31, 2019, and an unrealized holding loss of $8 on this investment for the year ended December 31, 2018.

Pursuant to the terms of the Purchase Agreement, Maison assigned all of its right, title and interest in each of the limited liability investments to the Company in exchange for the statutory carrying value of each investment (approximately $4,200). Accordingly, these investments have been included on the Company’s consolidated balance sheet as of December 31, 2019 and 2018 as part of continuing operations. Investment income resulting from the Company’s limited liability investments has also been included in net investment income as part of continuing operations, on the Company’s consolidated statement of operations for the years ended December 31, 2019 and 2018.

A summary of the Company’s investments as of December 31, 2019 and 2018 is as follows.

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
As of December 31, 2019
FNHC common stock	$25,500	$3,987	$–	$29,487
Limited liability investments	3,495	510	–	4,005
Total investments	$28,995	$4,497	$–	$33,492

As of December 31, 2018
Limited liability investments	$2,995	$–	$(8)	$2,987

1347 PROPERTY INSURANCE HOLDING, INC.

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

We have not recorded any write-downs for an other-than-temporary impairment on the equity investments listed in the table above. The Company did however record a write-down for an other-than-temporary impairment on a single equity investment resulting in a charge of $215 for the year ended December 31, 2018. As this investment was held by our former insurance subsidiary, Maison, this charge has been included as part of income from discontinued operations for the year ended December 31, 2018. We recorded this write-down as a result of our analysis of the investment’s operating losses for 2018, which showed a considerable decline when compared to its results for 2017.

Net investment income for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
	2019	2018
Investment income:
Unrealized holding gains on FNHC common stock	$3,987	$–
Interest on surplus notes issued by Maison	1,708	1,142
Income from limited liability investments	101	–
Loss on assignment of limited liability investments	(239)	–
Other	55	82
Gross investment income	5,612	1,224
Investment expenses	(25)	(16)
Net investment income	$5,587	$1,208

1347 PROPERTY INSURANCE HOLDING, INC.

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

6. Income Taxes

A summary of income tax expense (benefit) is as follows:

	Year Ended December 31,
	2019	2018
Current income tax expense (benefit) – from continuing operations	$–	$(282)
Current income tax expense (benefit) – from discontinued operations	(894)	832
Total current income tax expense (benefit)	(894)	550

Deferred income tax expense (benefit) – from continuing operations	738	(26)
Deferred income tax expense (benefit) – from discontinued operations	423	(1,042)
Total deferred income tax expense (benefit)	1,161	(1,068)

Total income tax expense (benefit) – from continuing operations	738	(308)
Total income tax expense (benefit) – from discontinued operations	(471)	(210)
Total income tax expense (benefit)	$267	$(518)

Actual income tax expense (benefit) differs from the income tax expense computed by applying the applicable effective federal and state tax rates to income before income tax expense as follows:

	Year Ended December 31,
	2019		2018
	Amount	%	Amount	%

Provision for taxes at U.S. statutory marginal income tax rate of 21%	$121	21.0%	$60	21.0%
Net operating loss carryback	(213)	(36.9)%	–	–%
State income tax (net of federal benefit)	265	45.9%	(632)	(221.0)%
Share-based compensation	77	13.3%	35	12.2%
Other	17	3.0%	19	6.7%
Income tax expense (benefit)	$267	46.2%	$(518)	(181.1)%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes as compared to the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows:

	As of December 31,
	2019	2018
Deferred income tax assets:
Net operating loss carryforward	$463	$–
Loss and loss adjustment expense reserves	–	87
Unearned premium reserves	–	1,983
Share-based compensation	214	257
Deferred fee income	–	357
State deferred taxes	–	247
Investments	–	216
Other	7	81
Deferred income tax assets	$684	$3,228

Deferred income tax liabilities:
Investments	$789	$–
Deferred policy acquisition costs	–	1,913
State deferred taxes	–	–
Other	1	36
Deferred income tax liabilities	$790	$1,949

Net deferred income tax asset (liability)	$(106)	$1,279

As of December 31, 2019, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $2,204, which will be available to offset future taxable income. Approximately $2,069 of the Company’s NOLs will expire on December 31, 2039, while the remaining $135 of the Company’s NOLs do not expire under current tax law.

Due to the sale of the Maison Business on December 2, 2019, the December 31, 2019 financial statements show a net deferred tax liability in the amount of $106. Given that the Company’s deferred tax assets can be fully offset with deferred tax liabilities within the expiration window of the deferred tax assets, the Company has determined that it is more likely than not that its deferred tax assets will be utilized. As such, the Company has not set up a valuation allowance for its deferred tax assets as of December 31, 2019.

1347 PROPERTY INSURANCE HOLDING, INC.

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

The Company files federal income tax returns as well as multiple state and local tax returns. The Company’s consolidated federal and state income tax returns for the years 2015 - 2018 are open for review by the Internal Revenue Service (“IRS”) and the various state taxing authorities.

7. Equity Incentive Plans

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

Stock Options Issued under the 2014 Plan

The following table summarizes stock option activity for the two years ended December 31, 2019. The following options were issued pursuant to the 2014 Plan.

Common Stock Options	Shares	Weighted Average Exercise Price	Weighted Ave Remaining Contractual Term (Years)	Weighted Ave Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2018	177,456	$8.06	1.25	$1.07	$–
Exercisable, January 1, 2018	156,160	$8.06	1.25	$1.07	$–
Granted	–
Exercised	–
Vested	21,296
Cancelled	–
Outstanding, December 31, 2018	177,456	$8.06	0.25	$1.07	$–
Exercisable, December 31, 2018	177,456	$8.06	0.25	$1.07	$–
Granted	–
Exercised	–
Vested	–
Cancelled	(177,456)
Outstanding, December 31, 2019	–	$–	–	$–	$–
Exercisable, December 31, 2019	–	$–	–	$–	$–

Restricted Stock Units Issued under both the 2014 and 2018 Plans

On May 29, 2015, the Company’s Board of Directors granted 20,500 RSUs to certain of its executive officers under the 2014 Plan. Each RSU granted entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest as follows: (i) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $10.00 per share and; (ii) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $12.00 per share. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. In connection with the Asset Sale and pursuant to the employment and resignation agreements entered into between the Company and its former executive officers, Douglas N. Raucy, and Dean E. Stroud, a total of 16,500 RSUs issued under this grant to Messrs. Raucy and Stroud were cancelled and forfeited on December 2, 2019.

1347 PROPERTY INSURANCE HOLDING, INC.

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

On May 31, 2017, the Compensation Committee of the Company’s Board of Directors approved a share matching arrangement resulting in the issuance of 108,330 RSUs to the Company’s officers and non-employee directors then serving under the 2014 Plan. The RSUs were issued on December 15, 2017, and entitle each grantee to one share of the Company’s common stock upon the vesting date of the RSU, which will vest 20% per year over a period of five years following the date granted, subject to each officer’s continued employment with the Company, or each director’s continued service on the Board. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. The Board of Directors may, in its discretion, accelerate vesting in the event of early retirement. In connection with the Asset Sale, the Compensation and Management Resources Committee (the “Compensation Committee”) of the Board previously approved the accelerated vesting of the RSUs granted to the Company’s former executive officers, Douglas N. Raucy and Dean E. Stroud, under the share-matching arrangement. Accordingly, pursuant to the employment and resignation agreements entered into between the Company and Messrs. Raucy and Stroud, a total of 34,400 unvested RSUs issued to Messrs. Raucy and Stroud vested in full on December 2, 2019.

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

1347 PROPERTY INSURANCE HOLDING, INC.

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

On August 22, 2018, the Compensation Committee granted 1,000 shares of the Company’s common stock (the “Bonus Shares”) and 1,000 RSUs to the Company’s Chief Financial Officer, John S. Hill, under the 2018 Plan. Each RSU represents a contingent right to receive one share of the Company’s common stock. These RSUs vest in five equal annual installments beginning with the first anniversary of the grant date, subject to continued employment, with vesting subject to Mr. Hill maintaining ownership of the Bonus Shares through the full five-year vesting period.

Also on August 22, 2018, the Company modified its compensation program for all non-employee directors of the Company, effective September 1, 2018. The modified compensation program allows for an annual grant of RSUs with a value of $40, vesting in five equal annual installments, beginning with the first anniversary of the grant date. Accordingly, on August 22, 2018 and again on August 13, 2019, the Board issued RSUs to each of the Company’s then serving non-employee directors, representing a value of $40 per director. The total number of RSUs granted were 34,284 on August 22, 2018 and 61,776 on August 13, 2019. Furthermore, on January 11, 2019, the Company’s Board appointed two new directors to the Board, Ambassador Rita Hayes and Dr. Marsha G. King, resulting in the issuance of 5,397 RSUs to each of these two directors, representing their pro-rata share of the RSU grant issued to each of the Company’s non-employee directors on an annual basis. The following table summarizes RSU activity for the years ended December 31, 2019 and 2018.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2018	128,830	$6.27
Granted	171,338	7.48
Vested	(26,998)	7.20
Forfeited	(136,054)	7.60
Non-vested units, December 31, 2018	137,116	$6.27
Granted	72,570	5.14
Vested	(53,184)	7.17
Forfeited	(16,500)	1.34
Non-vested units, December 31, 2019	140,002	$5.93

Total stock-based compensation expense for the years ended December 31, 2019 and 2018 was $413 and $337, respectively. As of December 31, 2019, total unrecognized stock compensation expense of $768 remains, which will be recognized through September 30, 2023.

Warrants

For the year ended December 31 30, 2019, a total of 406,875 warrants expired having a weighted average exercise price of $9.69. Warrants were neither granted nor exercised during the two years ended December 31, 2019. As of December 31, 2019, the Company had 1,500,000 warrants outstanding with an exercise price of $15.00 which expire on February 24, 2022.

8. Shareholders’ Equity

Grant of Bonus Shares to Chief Financial Officer

On August 22, 2018, the Company’s Board of Directors granted 1,000 shares of the Company’s common stock to the Company’s Chief Financial Officer, John S. Hill, as previously discussed in Note 7.

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 shares of the Preferred Stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share. Also, on March 26, 2018, we issued an additional 60,000 shares of Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Preferred Stock was on June 1, 2018. For the years ended December 31, 2019 and 2018, the Company declared dividends totaling $1,400 and $1,108, respectively, on the Preferred Stock. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Preferred Stock per year.

1347 PROPERTY INSURANCE HOLDING, INC.

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

Trading of the shares commenced on March 22, 2018 on the Nasdaq Stock Market under the symbol “PIHPP”. Net proceeds received by the Company were approximately $16,500. The Company used $1,500 of the net proceeds to repurchase 60,000 shares of its Series B Preferred Stock from IWS Acquisition Corporation, as discussed under Note 9 – Related Party Transactions.

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

9. Related Party Transactions

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

1347 PROPERTY INSURANCE HOLDING, INC.

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

On January 2, 2018, the Company entered into a Stock Purchase Agreement with 1347 Advisors and IWS Acquisition Corporation, pursuant to which the Company repurchased 60,000 Series B Preferred Shares from 1347 Advisors for an aggregate purchase price of $1,740, representing (i) the par value of the Series B Preferred Shares, or $1,500; and (ii) declared and unpaid dividends with respect to the dividend payment due on February 23, 2018, or $240. Also, in connection with the Stock Purchase Agreement, the Performance Shares Grant Agreement, dated February 24, 2015, between the Company and 1347 Advisors was terminated. In connection with the termination, the Company made a cash payment of $300 to 1347 Advisors. Upon termination of the MSA Agreement, the Company recorded an increase of approximately $54 to additional paid in capital, representing the estimated fair value of the Performance Share Grant Agreement on the grant date. Upon the termination of the Performance Share Grant Agreement, we compared the amount previously recorded in additional paid in capital to the amount paid to terminate the agreement, resulting in a reversal of the $54 originally recorded to additional paid in capital as well as a charge of $246 recorded to Loss on repurchase of Series B Preferred Shares and Performance Shares on the Company’s consolidated statement of operations for the year ended December 31, 2018.

Pursuant to the Stock Purchase Agreement, the Company also agreed to repurchase the remaining 60,000 Series B Preferred Shares from IWS Acquisition Corporation for an aggregate purchase price of $1,500, upon the completion of a capital raise resulting in the Company receiving net proceeds in excess of $5,000. On February 28, 2018, the Company purchased the remaining 60,000 Series B Preferred Shares from IWS Acquisition Corporation for $1,500 with the proceeds from the offering of the Company’s 8.00% Cumulative Preferred Stock, Series A (the “Preferred Stock”) offering (discussed under Note 8 – Shareholders’ Equity).

The Company applied the guidance outlined in ASC 480 – Distinguishing Liabilities from Equity in recording the issuance of the Series B Preferred Shares. Because the shares had a mandatory redemption date of February 24, 2020, applicable guidance required that we classify the shares as a liability on our consolidated balance sheet, rather than recording the value of the shares in equity. The resulting liability was recorded at a discount to the $4,200 redemption amount plus dividends expected to be paid on the shares while outstanding, discounted for the Company’s estimated cost of equity (13.9%). As a result, total amortization in the amount of $33 has been charged to continuing operations for the year ended December 31, 2018. Upon our repurchase of the Series B Preferred Shares in both January and February 2018, we compared the amortized carrying amount of the liability to the amount paid to repurchase the shares, resulting in a charge of $366 to Loss on repurchase of Series B Preferred Shares and Performance Shares on the Company’s consolidated statement of operations for the year ended December 31, 2018.

Investment in Limited Partnership and Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $341 as of December 31, 2019. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016.

As of December 31, 2019, the Company has invested $2,719 as a limited partner in FGI Metrolina Property Income Fund, LP (the “Fund”). The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Fund’s investment program is managed by FGI Funds Management LLC, an affiliate of FGI, which, with its affiliates, is the largest stockholder of the Company. The Company’s investment represents an approximate 49% ownership stake in the Fund.

1347 PROPERTY INSURANCE HOLDING, INC.

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

Upon analysis of the Fund’s capital structure, related contractual relationships and terms, nature of the Fund’s operations and purpose, as well as our involvement with the entity, we have determined that the Fund represents a variable interest entity (VIE) investment of the Company. Applicable guidance requires us to consolidate those VIEs where we are determined to be the primary beneficiary. The primary beneficiary is the entity that has both 1) the power to direct the activities of the VIE which most significantly affect the VIE’s economic performance; and 2) the obligation to absorb losses or the right to receive the benefits that could be potentially significant to the VIE. The Company’s investment in the Fund is that of a limited partner with an approximate 49% ownership interest. As limited partners in the Fund do not have the authority to direct the operations of the Fund, we have determined we are not the primary beneficiary of the VIE, and, accordingly, have accounted for this investment under the equity method of accounting.

As of December 31, 2019, the total assets of the Fund were approximately $6,849. Our maximum exposure to loss associated with our investment in the Fund was $2,719 as of December 31, 2019. The Company’s maximum exposure to loss associated with the Fund is limited to our investment; however, the Company has committed to invest up to $4,000 in the Fund. Our investment is reflected on our consolidated balance sheet under the heading Limited liability investments. Although it is not the Company’s intent, should the Company’s ownership percentage in the Fund exceed 50% of the total ownership interest in the Fund, we would be required to consolidate the Fund’s financial statements with our results in future periods as we would be deemed to have a controlling interest in the Fund.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement entered into upon closing of the Asset Sale, Fundamental Global Advisors LLC, a wholly-owned subsidiary of the Company (“Advisor”), has agreed to provide investment advisory services to FedNat, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay Advisor an annual fee of $100. FGI Funds Management, LLC will serve as the manager to the Advisor. Both Advisor and FGI Funds Management, LLC are affiliates of Fundamental Global Investors, LLC, the Company’s largest stockholder. The term of the Investment Advisory Agreement is five years.

10. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Basic and diluted:
Net income (in thousands)	$311	$804
Less: dividends declared on Series A Preferred Shares	(1,400)	(1,108)
Loss attributable to common shareholders	(1,089)	(304)
Weighted average common shares outstanding	6,018,542	5,989,742
Loss attributable to common shareholders	$(0.18)	$(0.05)

Net income (loss) from continuing operations	$2,383	$(1,274)
Less: dividends declared on Series A Preferred Shares	(1,400)	(1,108)
Income (Loss) from continuing operations attributable to common shareholders	983	(2,382)
Weighted average common shares outstanding	6,018,542	5,989,742
Earnings (Loss) per common share from continuing operations	$0.16	$(0.40)

Net income (loss) from discontinued operations, net of income taxes	$(2,072)	$2,078
Weighted average common shares outstanding	6,018,542	5,989,742
Earnings (Loss) per common share from discontinued operations	$(0.34)	$0.35

1347 PROPERTY INSURANCE HOLDING, INC.

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

The following potentially dilutive securities outstanding as of December 31, 2019 and 2018 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of December 31,
	2019	2018
Options to purchase common stock	–	177,456
Warrants to purchase common stock	1,500,000	1,906,875
Restricted stock units	140,002	211,054
	1,640,002	2,295,385

11. Accumulated Other Comprehensive Loss

The table below details the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Unrealized gains (losses) on available-for-sale securities:
Balance, January 1	$(729)	$(169)

Other comprehensive income (loss) before reclassifications	1,093	(496)
Amounts reclassified from accumulated other comprehensive income (loss)	695	(138)
Income tax (benefit) expense	(446)	107
Net current-period other comprehensive income (loss)	1,342	(527)
Reclassification of certain tax effects from accumulated other comprehensive loss	(104)	(33)
Unrealized gains realized upon sale of Maison Business, net of taxes	(509)	–
Balance, December 31	$–	$(729)

12. Fair Value of Financial Instruments

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

1347 PROPERTY INSURANCE HOLDING, INC.

Notes to Financial Statements

(amounts presented in thousands, except share and per share data and as otherwise specified)

●	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.

●	Level 2 – inputs to the valuation methodology which include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly, for substantially the full-term of the financial instrument.

●	Level 3 – inputs to the valuation methodology which are unobservable and significant to the measurement of fair value.

Financial instruments measured at fair value as of December 31, 2019 and 2018 in accordance with this guidance are as follows.

As of December 31, 2019	Level 1	Level 2	Level 3	Total
Equity securities:
Common stock	$29,487	$–	$–	$29,487

As of December 31, 2018
Fixed income securities included in discontinued operations	-	76,310	-	76,310
Equity securities included in discontinued operations	3,263	-	-	3,263
Total fixed income and equity securities include in discontinued operations	$3,263	$76,310	$-	$79,573

13. Commercial Line of Credit Facility

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

On August 20, 2019, the Company entered into a $7,000 Loan Agreement and a related Commercial Note (collectively, the “Loan Agreement”) with the Lender. The Loan Agreement provided for a non-revolving line of credit of $7,000. Borrowings under the Loan Agreement bore interest at a rate per annum equal to 5.25%.

On November 29, 2019, the Company entered into an Amended and Restated Loan Agreement and a related Amended and Restated Commercial Note (collectively, the “Amended and Restated Loan Agreement”) with Lender, which increased the existing non-revolving line of credit by an additional $10,000 (the “Line of Credit Increase”), resulting in an amended and restated non-revolving line of credit loan in the aggregate principal amount of up to $17,000. Immediately prior to the closing of the Asset Sale, the Company drew $7,000 under the line of credit, which was repaid to the Lender as of the closing of the Asset Sale. Upon repayment, the line of credit was terminated.

14. Retirement plans

The 1347 Property Insurance Holdings, Inc. 401(k) Plan (the “Retirement Plan”) was established effective January 1, 2015, as a defined contribution plan. The Retirement Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”); eligible employees of the Company and its subsidiaries may participate in the plan. Employees who have completed one month of service are eligible to participate and are permitted to make annual pre and post-tax salary reduction contributions not to exceed the limits imposed by the Internal Revenue Code of 1986, as amended. Contributions are invested at the direction of the employee participant in various money market and mutual funds. The Company matches contributions up to 100% of each participant’s contribution, limited to contributions up to 4% of a participant’s eligible earnings. The Company may also elect to make a profit-sharing contribution to the Retirement Plan based upon discretionary amounts and percentages authorized by the Company’s Board of Directors. For the years ended December 31, 2019 and 2018, the Company made matching contributions to the Retirement Plan in the amount of $97 and $128, respectively, but did not make any profit-sharing contributions to the Retirement Plan in either year.

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

Operating Lease Commitments:

On November 21, 2019, the Company entered into a lease agreement for office space in St. Petersburg, FL. The lease commenced on December 1, 2019 for a term of six months as the Company assesses its need for future office space following the sale of the Maison Business. Total minimum rent over the six-month term is expected to be $14.

Rent expense for the Company’s office leases is recognized on a straight-line basis over the term of the lease. Rent expense was $443 and $441 for the years ended December 31, 2019 and 2018, respectively.

16. Subsequent Events

Coronavirus Impact

We continue to monitor the recent outbreak of the novel coronavirus (COVID-19) on our operations. Due to the recent outbreak of the coronavirus reported in many countries worldwide, local and federal governments have issued travel advisories, canceled large scale public events and closed schools. In addition, companies have begun to cancel conferences and travel plans and require employees to work from home. Global financial markets have also experienced extreme volatility and disruptions to capital and credit markets.

Adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment could harm our business and our business strategy. While we do not anticipate any material impact to our business operations as a result of the coronavirus, in the event of a major disruption caused by the outbreak of pandemic diseases such as coronavirus, we may lose the services of our employees or experience system interruptions, which could lead to diminishment of our business operations. Any of the foregoing could harm our business and delay the implementation of our business strategy and we cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business.

Management is actively monitoring the global situation on its financial condition, liquidity, operations, industry and workforce. Given the daily evolution of the coronavirus and the global responses to curb its spread, the Company is not able to estimate the effects of the coronavirus on its results of operations, financial condition or liquidity for fiscal year 2020.

Unrealized Holding Losses on Common Stock

As of March 26, 2020, the estimated fair value of the Company’s 1,773,102 shares of FNHC common stock was $20,320, representing an unrealized, pre-tax holding loss of $5,180.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This Annual Report on Form 10-K does not include a report of our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting. SEC’s rules permit smaller reporting companies like ours to provide only management’s report.

Changes in Internal Control Over Financial Reporting

Upon the sale of the Maison Business on December 2, 2019, virtually all of the Company’s employees became employees of FedNat. This reduction to our staff included those employees involved in maintaining and implementing the Company’s internal controls over financial reporting. As of December 31, 2019, the Company had two employees. As a result, various controls which the Company previously had in place, primarily related to segregation of duties, have been modified and compensating processes have been put into place to address the effect on our controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to “Proposal 1 - Election of Directors,” “Information about Our Executive Officers,” “Delinquent Section 16(a) Reports,” “Code of Ethics,” and “Board Committees and Committee Member Independence” sections of the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders or Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019 (“Form 10-K/A”), which we expect to file with the Securities and Exchange Commission no later than April 29, 2020. Any amendment to, or waiver from, a provision of the Code of Ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, or Controller will be promptly disclosed on our website (www.1347pih.com) as required by the laws, rules and regulations of the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the “Compensation of Executive Officers” and “Director Compensation” sections of the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders or Form 10-K/A, which we expect to file with the Securities and Exchange Commission no later than April 29, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding our equity compensation plans is included below. All other information required by this item is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners & Directors & Executive Officers” section of the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders or Form 10-K/A, which we expect to file with the Securities and Exchange Commission no later than April 29, 2020.

The following table provides information as of December 31, 2019 with respect to the Company’s 2018 Equity Incentive Plan, under which the Company’s common stock is authorized for issuance, and the 2014 Amended and Restated Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	140,002	$–	192,146
Equity compensation plans not approved by security holders	–	–	–
Total	140,002	$–	192,146

(1)	Includes 39,200 common shares to be issued upon vesting of restricted stock units issued under our 2014 Equity Incentive Plan and 100,802 common shares to be issued upon vesting of restricted stock units issued under our 2018 Equity Incentive Plan.
(2)	Represents shares available for future issuance under the 2018 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the “Transactions with Related Persons” and “Board Meetings and Independence” sections of the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders or Form 10-K/A, which we expect to file with the Securities and Exchange Commission no later than April 29, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the “Principal Accountant Fees and Services” section of the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders or Form 10-K/A, which we expect to file with the Securities and Exchange Commission no later than April 29, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	The following documents are filed as part of this report

1.	Financial Statements – the following consolidated financial statements of the Company and the reports of independent audit thereon are filed with this report:

i.	Independent Auditor’s Report
ii.	Consolidated Balance Sheets as of December 31, 2019 and 2018
iii.	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2019 and 2018
iv.	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2019 and 2018
v.	Consolidated Statements of Cash Flows for the Years ended December 31, 2019 and 2018
vi.	Notes to the Consolidated Financial Statements for the Years ended December 31, 2019 and 2018

2.	Exhibits - the exhibits listed below are filed or incorporated by reference as part of this Form 10-K.

2.1***	Equity Purchase Agreement, dated February 25, 2019, by and among FedNat Holding Company, 1347 Property Insurance Holdings, Inc., Maison Managers, Inc., Maison Insurance Company, and ClaimCor, LLC (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2019).

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).

3.2	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation, effective December 17, 2019 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on December 17, 2019).

3.3	Third Amended and Restated By-Laws of 1347 Property Insurance Holdings, Inc.

3.4	Certificate of Designations of Cumulative Preferred Stock, Series A, of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2018).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).

4.2	Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.2 of Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2015).

4.3	Form of Global Certificate of Cumulative Preferred Stock, Series A (incorporated by reference to Exhibit 4.4 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on February 5, 2018).

4.4	Description of the Securities of 1347 Property Insurance Holdings, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	Trademark License Agreement, dated February 28, 2014, between 1347 Advisors LLC and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.6 of Registrant’s Registration Statement on Form S-1 filed with the Commission on May 20, 2014).

10.2†	1347 Property Insurance Holdings, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 30, 2015).

10.3†	1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2018).

10.4	Indemnification Agreement (incorporated by reference to Exhibit 10.6 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).

10.5	Registration Rights Agreement, dated February 28, 2014, by and between Kingsway America, Inc. and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.10 of Registrant’s Registration Statement on Form S-1 filed with the Commission on May 20, 2014).

10.6	Performance Share Grant Agreement, dated March 26, 2014, by and between Kingsway America, Inc. and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.12 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on March 27, 2014).

10.7	Termination Agreement, dated July 24, 2018, by and between 1347 Property Insurance Holdings, Inc. and Kingsway America Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on July 25, 2018).

10.8	Agreement to Buyout and Release dated February 24, 2015 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2015).

10.9	Performance Shares Grant Agreement dated February 24, 2015 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2015).

10.10	Termination Agreement, dated as of January 2, 2018, by and among 1347 Advisors LLC and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.16 of Registrant’s Annual Report on Form 10-K filed with the Commission on March 26, 2018).

10.11†	Form of Stock Option Agreement under the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2018).

10.12†	Form of Restricted Stock Unit Agreement Issued to the Executive Officers under the 1347 Property Insurance Holdings, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2015).

10.13†	Form of Restricted Share Agreement under the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2018).

10.14†	Form of Restricted Share Unit Agreement under the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2018).

10.15†	Form of Non-Employee Director Restricted Share Unit Agreement under the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (last updated August 2018) (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2018).

10.16†	Form of Executive Restricted Stock Unit Award Agreement under the Share-Matching Program (incorporated by reference to Exhibit 10.1 of Registrant’s Current on Report on Form 8-K filed with the Commission on December 19, 2017).

10.17†	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Share-Matching Program (incorporated by reference to Exhibit 10.2 of Registrant’s Current on Report on Form 8-K filed with the Commission on December 19, 2017).

10.18†	Form of Executive Stock Grant Agreement under the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (last updated August 2018) (incorporated by reference to Exhibit 10.1 of Registrant’s Current on Report on Form 8-K filed with the Commission on August 28, 2018).

10.19†	Form of Executive Restricted Share Unit Agreement for Share-Matching Grants under the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (last updated August 2018) (incorporated by reference to Exhibit 10.2 of Registrant’s Current on Report on Form 8-K filed with the Commission on August 28, 2018).

10.20	Stock Purchase Agreement, dated January 2, 2018, by and among 1347 Advisors LLC, IWS Acquisition Corporation and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.22 of Registrant’s Registration Statement on Form S-1 filed with the Commission on January 8, 2018).

10.21	Subscription Agreement, dated May 30, 2018, by and between Maison Insurance Company and FGI Metrolina Property Income Fund, LP. (incorporated by reference to Exhibit 10.9 of Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2018.

10.22	Registration Rights Agreement, dated December 2, 2019, by and between FedNat Holding Company and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2019).

10.23	Standstill Agreement, dated December 2, 2019, by and between FedNat Holding Company and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2019).

10.24	Reinsurance Capacity Right of First Refusal Agreement, dated December 2, 2019, by and between FedNat Holding Company and 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2019).

10.25	Investment Advisory Agreement, dated December 2, 2019, by and between Fundamental Global Advisors LLC and FedNat Holding Company (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2019).

10.26	Transition Services Agreement, dated December 2, 2019, by and between Fundamental Global Advisors LLC and FedNat Holding Company (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2019).

10.27†	Agreement Regarding Resignation and Acceleration of Equity Awards, dated December 2, 2019, by and between 1347 Property Insurance Holdings, Inc. and Douglas N. Raucy (incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2019).

10.28†	Agreement Regarding Resignation and Acceleration of Equity Awards, dated December 2, 2019, by and between 1347 Property Insurance Holdings, Inc. and Dean E. Stroud (incorporated by reference to Exhibit 10.7 of Registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2019).

10.29†	Employment Agreement, dated December 2, 2019, by and between John S. Hill and 1347 Property Insurance Holdings, Inc (incorporated by reference to Exhibit 10.8 of Registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2019).

10.30†	Employment Agreement, dated December 2, 2019, by and between Brian D. Bottjer and 1347 Property Insurance Holdings, Inc (incorporated by reference to Exhibit 10.9 of Registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2019).

21.1*	Subsidiaries of 1347 Property Insurance Holdings, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith.

** Furnished herewith.

*** Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedules and/or exhibits will be furnished to the Commission upon request.

†Denotes management contracts or compensatory plans or arrangements

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date: March 30, 2020	By:	/s/ D. Kyle Cerminara
	Name:	D. Kyle Cerminara
	Title:	Principal Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John S. Hill, the true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Kyle Cerminara	Principal Executive Officer,	March 30, 2020
D. Kyle Cerminara	Director, and Chairman of the Board

/s/ John S. Hill	Executive Vice President, Secretary, and Chief Financial Officer	March 30, 2020
John S. Hill	(Principal Financial Officer and Principal Accounting Officer)

/s/ Lewis M. Johnson	Director, Co-Chairman of the Board	March 30, 2020
Lewis M. Johnson

/s/ Rita Hayes	Director	March 30, 2020
Rita Hayes

/s/ Marsha G. King	Director	March 30, 2020
Marsha G. King

/s/ E. Gray Payne	Director	March 30, 2020
E. Gray Payne

/s/ Larry G. Swets, Jr.	Director	March 30, 2020
Larry G. Swets, Jr.

/s/ Scott D. Wollney	Director	March 30, 2020
Scott D. Wollney

/s/ Dennis A. Wong	Director	March 30, 2020
Dennis A. Wong

