Form 10-K/A
period 2019-12-31
1347 Property Insurance Holdings, Inc.
filed 2020-04-29
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

(727)-304-5666

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the Registrant’s common stock held by non-affiliates was $16,285,205 on June 28, 2019, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 25, 2020, the total number of common shares outstanding of the Registrant’s common stock was 6,068,106.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Explanatory Paragraph

On March 30, 2020, 1347 Property Insurance Holdings, Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Report” or “Form 10-K”). This Amendment No. 1 provides an update to Part III of the Report to contain certain additional information required therein.

Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no other changes to the Form 10-K. This Amendment does not amend, update, or change the financial statements or any other items or disclosures contained in the Report and does not otherwise reflect events occurring after the original filing date of the Report. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Report.

As used in this Amendment, the terms the “Company,” “we,” “our” or “us” refer to 1347 Property Insurance Holdings, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

Set forth below is certain information regarding the members of the Company’s Board of Directors, including the year in which each current director became a director of the Company. The Company’s Board of Directors currently consists of eight directors which were previously divided into three classes, with each class being elected to a three-year term. At the Company’s 2019 Annual Meeting, our stockholders approved an amendment to our Certificate of Incorporation to declassify the Board of Directors and provide for our directors to be elected annually to one-year terms on a go-forward basis, beginning with the nominees who stood for election at the 2019 Annual Meeting. As a result, the directors who were elected at the 2019 Annual Meeting, Rita Hayes, Lewis M. Johnson, and Dennis A. Wong, are serving a one-year term expiring at the Company’s 2020 Annual Meeting. Each of D. Kyle Cerminara, Larry G. Swets, and Scott D. Wollney are continuing to serve as directors in the class whose term ends at the Company’s 2020 Annual Meeting. At the 2020 Annual Meeting, Messrs. Cerminara, Swets and Wollney and Ms. Hayes and Messrs. Johnson and Wong or their successors who are nominated by the Board of Directors to serve as directors will stand for election to serve one-year terms. Each of Marsha G. King and E. Gray Payne or their successors are continuing to serve as directors in the class whose term ends at the Company’s 2021 Annual Meeting. At our 2021 Annual Meeting, and at each annual meeting thereafter, all directors will stand for election to serve one-year terms.

The age of each director is reported as of December 31, 2019.

D. Kyle Cerminara, age 42, was appointed to our Board of Directors on December 27, 2016, became Chairman of our Board of Directors on May 11, 2018, and was designated as the principal executive officer of the Company on March 23, 2020. Mr. Cerminara is the Chairman of the Board of Ballantyne Strong, Inc., a holding company with diverse business activities focused on serving the entertainment, retail, financial, advertising and government markets. Mr. Cerminara assumed responsibilities as Chairman of the Board of Ballantyne Strong in May 2015. Mr. Cerminara previously also served as Chief Executive Officer of Ballantyne Strong, Inc. from November 2015 through April 2020. Since April 2012, Mr. Cerminara has also served as the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, an SEC registered investment advisor that manages equity and fixed income hedge funds and is the largest stockholder of the Company. In addition, Mr. Cerminara is Co-Chief Investment Officer of CWA Asset Management Group, LLC (d/b/a Capital Wealth Advisors), a wealth advisor and multi-family office affiliated with Fundamental Global Investors, LLC, which position he has held since January 2013. Mr. Cerminara is a member of the Board of Directors of a number of publicly-held companies focused in the reinsurance, investment management and real estate, technology and communication sectors, including Ballantyne Strong, Inc. (NYSE American: BTN), since February 2015; BK Technologies Corporation (NYSE American: BKTI), a publicly traded manufacturer which recently reorganized into a holding company structure, since July 2015; and Itasca Capital, Ltd. (TSXV: ICL) (formerly Kobex Capital Corp.), a publicly-traded investment firm, since June 2016. He was appointed Chairman of BK Technologies, Inc. (now BK Technologies Corporation) in March 2017 and Chairman of Itasca Capital, Ltd. in June 2018. He also served on the Board of Directors of Limbach Holdings, Inc. (Nasdaq: LMB), a company which provides building infrastructure services, from March 2019 to March 2020; Iteris, Inc. (Nasdaq: ITI), a publicly-traded, applied informatics company, from August 2016 to November 2017; and Magnetek, Inc., a publicly-traded manufacturer, in 2015. He has served as a Trustee and President of StrongVest ETF Trust, which was an open-end management investment company and is in the process of being dissolved, since July 2016. He previously served on the board of directors of blueharbor bank, a community bank, from October 2013 to January 2020. Prior to these roles, Mr. Cerminara was a Portfolio Manager at Sigma Capital Management from 2011 to 2012, a Director and Sector Head of the Financials Industry at Highside Capital Management from 2009 to 2011, and a Portfolio Manager and Director at CR Intrinsic Investors from 2007 to 2009. Before joining CR Intrinsic Investors, Mr. Cerminara was a Vice President, Associate Portfolio Manager and Analyst at T. Rowe Price from 2001 to 2007 and an Analyst at Legg Mason from 2000 to 2001. Mr. Cerminara received an MBA from the Darden School of Business at the University of Virginia and a B.S. degree in Finance and Accounting from the Smith School of Business at the University of Maryland, where he was a member of Omicron Delta Kappa, an NCAA Academic All American and Co-Captain of the men’s varsity tennis team. He also completed a China Executive Residency at the Cheung Kong Graduate School of Business in Beijing, China. Mr. Cerminara holds the Chartered Financial Analyst (CFA) designation. Mr. Cerminara brings to the Board the perspective of the Company’s largest stockholder. We believe he also offers to the Board valuable insights obtained through his management and operational experience and extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies.

Lewis M. Johnson, age 50, was appointed to our Board of Directors on April 3, 2017, and became Co-Chairman of our Board of Directors on May 31, 2018. Since April 2012, Mr. Johnson has served as President, Co-Founder and Partner of Fundamental Global Investors, LLC, an SEC registered investment advisor that manages equity and fixed income funds and strategies and is the largest stockholder of the Company. In addition, since January 2013, Mr. Johnson has served as Co-Chief Investment Officer of CWA Asset Management Group, LLC (d/b/a Capital Wealth Advisors), a wealth advisor and multi-family office affiliated with Fundamental Global Investors, LLC. Prior to co-founding Fundamental Global Investors, LLC and partnering with Capital Wealth Advisors, Mr. Johnson was a private investor from 2010 to 2012. From 2008 to 2010 Mr. Johnson served as Portfolio Manager and Managing Director at Louis Dreyfus Highbridge Energy. Previously, Mr. Johnson was a Senior Vice President, Portfolio Manager and Analyst at Pequot Capital from 2006 to 2007. Prior to joining Pequot Capital, he was a Vice President and Analyst at T. Rowe Price from 2000 to 2006. He interned as an Analyst at Capital Research and Management during the summer of 1999 and worked as a Vice President at AYSA from 1992 to 1998. Mr. Johnson received an MBA from the Wharton School of Business at the University of Pennsylvania in addition to a M.A. in Political Science and a B.A. in International Studies from Emory University, where he graduated Magna Cum Laude and was a member of Phi Beta Kappa. Mr. Johnson is a member of the Board of Directors of a number of publicly-held companies, including Ballantyne Strong, Inc. (NYSE American: BTN), a holding company with diverse business activities focused on serving the entertainment, retail, financial, advertising and government markets, since May 2016; BK Technologies Corporation (NYSE American: BKTI), a publicly traded manufacturer which recently reorganized into a holding company structure, since May 2016; and Itasca Capital, Ltd. (TSXV: ICL) (formerly Kobex Capital Corp.), a publicly-traded investment firm, since June 2018. Mr. Johnson was also appointed Co-Chairman of BK Technologies, Inc. (now BK Technologies Corporation) in June 2018 and Co-Chairman of Ballantyne Strong, Inc. in April 2019. We believe Mr. Johnson’s extensive experience in the financial industry, including asset investment, capital allocation, finance and financial analysis of public companies, qualify him to serve on our Board of Directors. Mr. Johnson also brings to the Board the perspective of the Company’s largest stockholder.

Rita Hayes, age 77, was appointed to our Board of Directors on January 11, 2019. Ms. Hayes has been Chair of Hayes International Advisors, LLC since 2013, where she counsels industry and institutional leaders on a range of economic, political and regulatory matters. She served as an expert for the International Chamber of Commerce’s World Business Summit in 2008. Ms. Hayes served as Deputy U.S. Trade Representative and Ambassador to the World Trade Organization (WTO), a post to which she was nominated by President Bill Clinton and unanimously confirmed by the U.S. Senate, from November 1997 through August 2001, during which time she served as Acting U.S. Trade Representative from January through March 2001. From 2001 through December 2006, she held the position of Deputy Director General of the World Intellectual Property Organization (WIPO) to which she was approved by the 184 Member States. At the conclusion of her appointment at WIPO, she served as Senior Advisor in Hogan & Hartson LLP’s Geneva, Switzerland office. Confirmed by the U.S. Senate in 1996, Ms. Hayes served from 1996 to 1997 as U.S. Chief Textile Negotiator in the Office of the U.S. Trade Representative (USTR) in Washington, D.C. From 1983 to 1992, Ms. Hayes served as Chief of Staff for two members of the U.S. Congress. Ms. Hayes received a Bachelor of Arts from the University of Georgia, an honorary degree as Doctor of Humane Letters from the College of Charleston and an honorary degree as Doctorate of Outstanding Public Service from the University of South Carolina. We believe Ms. Hayes’ extensive record of public and private service uniquely qualifies her to serve on our Board of Directors.

Marsha G. King, age 52, was appointed to our Board of Directors on January 11, 2019. Ms. King has served as President of SkillPoint Consulting, Inc., where she consults with executives to improve their overall business and leadership performance, since January 2007. She has also taught as an adjunct professor at Northwestern University, The George Washington University, The Pennsylvania State University, Johns Hopkins University and Georgetown University since 1998. Prior to joining SkillPoint Consulting, Ms. King worked at Capital One Financial Corporation from September 1998 to January 2007, where she served as director of leadership acceleration before being promoted to Managing Vice President, Human Resources in October 2002. Prior to that, Ms. King served as an executive coach at Development Dimensions International, Inc., a global human resource consulting firm, from August 1998 to September 1999. Ms. King received a Bachelor of Science in Business Administration from The Ohio State University and a Master of Education in Instructional Systems Design/Multimedia and Ph.D. in Organizational Development from The Pennsylvania State University. We believe Ms. King’s talent development experience and educational background qualify her to serve on our Board of Directors.

E. Gray Payne, age 72, was elected to our Board of Directors on May 31, 2018. Since December 2011, General Payne has provided consulting services to and served on the Advisory Council of Marstel-Day, LLC, located in Fredericksburg, Virginia, which consults in the areas of conservation, environmental compliance, and encroachment. He served as Senior Vice President of The Columbia Group (“TCG”) from September 2010 to September 2017, where he was responsible for managing the Marine Corps Programs Division (since September 2010) and the Navy Programs Division (since October 2013), with combined annual revenue of approximately $30 million. TCG is a federal consulting firm working with the Department of Defense, Department of Homeland Security, NOAA and private clients. TCG consults in the areas of logistics, acquisitions, program management, information technology, training, marine architecture and engineering, and command and control systems. Prior to September 2010, General Payne was on active duty with the Marine Corps for 10 years, retiring as a Major General. Prior to March 2001, he worked with a number of companies in various capacities, including as a management consultant, Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer. General Payne currently serves on the Board of Directors of BK Technologies Corporation (NYSE American: BKTI), a publicly traded manufacturer which recently reorganized into a holding company structure (since January 2017), and on the following non-profit boards: VetCV (since December 2017) and National Wildlife Refuge Association (since June 2018). He previously served on the Board of Directors of the Marine Corps Association and the Board of Directors of the Marine Corps Association Foundation. He received a B.S. in Economics from North Carolina State University and a M.S. in Strategic Studies from U.S. Army War College. We believe General Payne’s 40 years of service in the Marine Corps, as well as 18 years of experience in the private sector in the areas of financial management, operational improvement and strategic planning, qualify him to serve on our Board of Directors.

Larry G. Swets, Jr., age 45, has served as a member of our Board of Directors since November 21, 2013 and served as our Chairman from March 5, 2017 to May 11, 2018. Mr. Swets founded Itasca Financial LLC, an advisory and investment firm, in 2005 and has served as its managing member since inception. He is also the founder and President of Itasca Golf Managers, Inc., a management services and advisory firm focused on the real estate and hospitality industries. Mr. Swets has served as a director and the Chief Executive Officer of Itasca Capital Ltd. (TSXV: ICL) since June 2016. Previously, he served as the Chief Executive Officer of Kingsway Financial Services Inc. from July 2010 to September 2018, including as its President from July 2010 to March 2017, and as Executive Vice President of Corporate Development from January 2010 to July 2010. Prior to founding Itasca Financial LLC, Mr. Swets served as an insurance company executive and advisor, including the role of Director of Investments and Fixed Income Portfolio Manager for Kemper Insurance. Mr. Swets began his career in insurance as an intern in the Kemper Scholar program in 1994. Mr. Swets is a member of the board of directors of Limbach Holdings, Inc. (Nasdaq: LMB), Insurance Income Strategies, Ltd., Alexian Brothers Foundation, Unbounded Media Corporation, and Harbor Custom Development, Inc. Previously, he served as a member of the board of directors of Kingsway Financial Services Inc. (NYSE: KFS) from September 2013 to December 2018, Atlas Financial Holdings, Inc. (Nasdaq: AFH) from December 2010 to January 2018, FMG Acquisition Corp. (Nasdaq: FMGQ) from May 2007 to September 2008, United Insurance Holdings Corp. from 2008 to March 2012 and Risk Enterprise Management Ltd. from November 2007 to May 2012. He is a member of the Young Presidents’ Organization. Mr. Swets earned a master’s degree in Finance from DePaul University in 1999 and a bachelor’s degree from Valparaiso University in 1997. He also holds the Chartered Financial Analyst designation. We believe Mr. Swets’ qualifications to serve on our Board of Directors include his more than eleven years of executive management and leadership experience in the insurance industry.

Scott D. Wollney, age 51, was appointed to our Board of Directors on March 30, 2015. Since December 2010, Mr. Wollney has served as the President, Chief Executive Officer and Director of Atlas Financial Holdings, Inc. (Nasdaq: AFH), a specialty commercial automobile insurance company. From July 2009 until December 2010, Mr. Wollney was President and Chief Executive Officer of Kingsway America Inc. (KAI), a property and casualty holding company and subsidiary of Kingsway Financial Services Inc. From May 2008 to March 2009, he was the President and Chief Executive Officer of Lincoln General Insurance Company (a subsidiary of KAI), a property and casualty insurance company. Mr. Wollney co-founded Avalon Risk Management, Inc., an insurance broker, in 1998 and served as its President from 2002 to 2008. Mr. Wollney has more than 26 years of experience in property and casualty insurance. During his tenure in the industry, Mr. Wollney has held executive positions at both insurance companies as well as brokerage operations. Mr. Wollney is an MBA graduate of Northwestern University’s Kellogg School of Management with a concentration in finance and management strategy and holds a Bachelor of Arts degree from the University of Illinois. We believe Mr. Wollney’s qualifications to serve on our Board of Directors include his direct operating experience with respect to numerous disciplines which are critical to the insurance business.

Dennis A. Wong, age 50, has served as a member of our Board of Directors since August 2015. Since 2005, Mr. Wong has served as the owner of and a consultant with Insurance Resolution Group, a consulting firm focused on providing strategic advisory and financial consulting to domestic and international companies with insurance or insurance related operations. From 1997 to 2005, Mr. Wong worked in a variety of corporate roles with Kemper Insurance Companies, a leading national insurance provider, including as Chief Financial Officer of its international operations. From 1991 to 1997, Mr. Wong worked as a public accountant with KPMG LLP, where he specialized in accounting and operational advisory services for the insurance industry. Mr. Wong obtained a Bachelor of Arts degree in Economics with an Accountancy Cognate from the University of Illinois. Mr. Wong is a Certified Public Accountant. We believe Mr. Wong’s qualifications to serve on our Board of Directors include his insurance industry experience, as well as his experience as an auditor for various insurance companies.

Board Diversity

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

Board Meetings

During the year ended December 31, 2019, the Board of Directors held 9 formal meetings. In 2019, no director attended fewer than 75% of (i) the total number of meetings held by the Board of Directors during the period for which he or she was a director; and (ii) the total number of meetings held by all committees of the Board of Directors on which he or she served (during the period that the director served). Independent members of our Board of Directors also meet in executive session without management present.

Director Independence

The Board has determined that five of its members are “independent directors” as defined under the applicable rules of the Nasdaq and the Securities and Exchange Commission (the “SEC”). The five independent directors currently serving on the Board are Rita Hayes, Marsha G. King, E. Gray Payne, Scott D. Wollney and Dennis A. Wong. In making its determination of independence, the Board of Directors considered questionnaires completed by directors and any relationships and transactions between the Company and all entities with which the directors are involved. Nasdaq’s listing rules require that the Board of Directors be comprised of a majority of independent directors. Upon the recommendation of the Nominating and Corporate Governance Committee, Ms. Hayes and King were appointed to the Board on January 11, 2019.

Board Leadership Structure and Risk Oversight

D. Kyle Cerminara serves as Chairman of the Board of Directors and Lewis M. Johnson serves as Co-Chairman of the Board of Directors. The Company’s Chief Executive Officer position has remained vacant since December 2, 2019, when the Company’s then-serving Chief Executive Officer, Douglas N. Raucy, resigned from the Company in connection with the sale of our three insurance subsidiaries to FedNat Holding Company (“FedNat”) and entered into an employment agreement with FedNat. On March 23, 2020, the Board designated Mr. Cerminara as the “principal executive officer” of the Company for purposes of the Securities Exchange Act of 1934, as amended. This designation did not involve a change in Mr. Cerminara’s title or duties.

Our Board of Directors has not established a policy on whether the same person should serve as both the principal executive officer of the Company and the Chairman of the Board or, if the roles are separate, whether the Chairman should be selected from the non-employee directors or should be an employee. Our Board believes that it should have the flexibility to periodically determine the leadership structure that it believes is best for the Company.

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

Given the specific characteristics and circumstances of the Company, the Board believes that its current leadership structure will enhance and facilitate the implementation of the Company’s business strategy. Mr. Cerminara has been closely involved in developing the Company’s business strategy following the FedNat transaction and has extensive management experience, including having served as Chairman of the Board since May 2018. The Board believes that these qualities uniquely qualify Mr. Cerminara to lead and facilitate informed Board discussions about the Company’s strategy and operations and enable him to provide timely communications on strategic developments and other critical matters and issues facing the Company. The Board has not appointed a lead independent director at this time. Currently, the Board consists of eight directors, five of whom are independent. All independent directors serve on all committees of the Board, are able to closely monitor the activities of the Company and meet in executive sessions without management present to discuss the Company’s business strategy and operations. Given the active involvement of all of the independent directors in the Company’s matters, the Board has determined that a lead independent director is not necessary at this time. Additionally, because the Company’s Chairman and Co-Chairman are appointed annually by the Company’s non-management directors, such directors are able to evaluate the leadership and performance of the Chairman and Co-Chairman each year.

Our Board is actively involved in oversight of risks that could affect the Company. This oversight is conducted primarily through the three standing committees of the Board as disclosed in the descriptions of each of the committees herein and in the charters of each of the committees, but the full Board has retained responsibility for overall supervision of risk management efforts as they relate to the key business risks we face. Management identifies, assesses and manages the risks most critical to our operations and routinely advises our Board regarding those matters. Areas of material risk may include operational, financial, legal and regulatory, human capital, information technology and security, and strategic and reputational risks. In addition, in connection with the recent COVID-19 coronavirus outbreak, the Board and management have recently focused on our efforts to mitigate financial and human capital management risk exposures associated with the outbreak. Our Board satisfies its oversight responsibility through full reports by each committee chair regarding the applicable committee’s considerations and actions, as well as through regular reports directly from members of management responsible for oversight of particular risks within the Company. The Audit Committee considers and discusses financial risk exposures. The Compensation and Management Resources Committee assesses and monitors whether any of the Company’s compensation policies and programs have the potential to encourage excessive risk-taking. The Nominating and Corporate Governance Committee monitors the effectiveness of the Company’s corporate governance policies and the selection of prospective board members and their qualifications. In addition, General Payne, as the chair of the Nominating and Corporate Governance Committee, takes an active role in corporate governance matters. The Board believes that the leadership structure described above facilitates the Board’s oversight of risks because it allows the Board, working through its committees, to participate actively in the oversight of management actions. The Board believes that its role in risk oversight does not affect the Board’s leadership structure.

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

Hedging and Pledging Policy

Under the Company’s Insider Trading Policy, all directors, officers and employees of the Company and its subsidiaries are prohibited from engaging in any hedging transactions involving Company securities or equity securities of any subsidiaries of the Company, holding Company securities in a margin account or pledging Company securities as collateral.

Policy Concerning Director Attendance at Annual Stockholders’ Meetings

There is no formal policy as to Director attendance at annual stockholders’ meetings. Ambassador Rita Hayes, as well as Messrs. Johnson, Swets, Wollney and Wong, attended the 2019 Annual Stockholders’ Meeting held on December 17, 2019. On June 10, 2019, the Company held a Special Meeting of Stockholders’ to approve the Purchase Agreement with FedNat and the transactions contemplated therein, including the sale of all of the issued and outstanding equity of Maison Insurance Company, Maison Managers, Inc. and ClaimCor, LLC, our three insurance subsidiaries, to FedNat. Messrs. Cerminara, Johnson, Payne, Swets and Wong attended the Special Meeting.

Code of Ethics

We have adopted a code of ethics applicable to all officers, employees and directors of the Company, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our code of ethics has been posted on our corporate website: www.1347pih.com under the heading “Governance Documents.”

Board Committees and Committee Member Independence

Our Board of Directors has an Audit Committee, a Compensation and Management Resources Committee, and a Nominating and Corporate Governance Committee. The composition of each committee as of December 31, 2019 is outlined in the table and footnotes below. Our Board of Directors utilizes the Nasdaq rules and independence standards in determining whether its members are independent.

	Audit Committee	Compensation and Management Resources Committee(1)	Nominating and Corporate Governance Committee(2)
Dennis A. Wong	C
E. Gray Payne	X	C	C
Marsha G. King		X
Rita Hayes			X
Scott D. Wollney	X	X	X

C – Indicates committee chair.

(1)	–	Ms. King was appointed to the Compensation and Management Resources Committee effective January 11, 2019, in connection with her appointment to the Board of Directors on the same date.
(2)	–	Ms. Hayes was appointed to the Nominating and Corporate Governance Committee effective January 11, 2019, in connection with her appointment to the Board of Directors on the same date.

The following is a summary of the respective responsibilities of the Audit Committee, Compensation and Management Resources Committee and the Nominating and Corporate Governance Committee. The Board of Directors has approved and adopted a written charter for each of the committees listed, copies of which are posted on the Company’s website at www.1347pih.com under the heading “Governance Documents.”

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

Audit committee members must meet the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the independence requirements of the Nasdaq listing standards and all other applicable rules and regulations. The Board of Directors has determined that Mr. Wong is the “audit committee financial expert” as that term is defined in SEC regulations. Each member of the Audit Committee is independent and satisfies the applicable requirements for Audit Committee membership under the Nasdaq rules. The Audit Committee held six meetings during the year ended December 31, 2019.

Compensation and Management Resources Committee. The primary purpose of the Compensation and Management Resources Committee, or the Compensation Committee, is to assist the Board of Directors in discharging its responsibilities with respect to the compensation of the executive officers of the Company and its subsidiaries and to provide recommendations to the Board in connection with directors’ compensation. The Compensation Committee’s primary duties and responsibilities are to:

●	Develop guidelines for and determine the compensation and performance of the executive officers of the Company.
●	Recommend to the Board incentive and equity-based plans and administer such plans, oversee compliance with the requirements under the Nasdaq listing standards that stockholders of the Company approve equity incentive plans (with limited exceptions), and approve grants of equity and equity-based awards.
●	Review recommendations from the Chief Executive Officer with respect to compensation for the other executive officers, including benefits and perquisites, incentive-compensation plans and equity-based plans for recommendation to the Board.
●	Oversee risks relating to the Company’s compensation policies, practices and procedures.
●	Review and discuss with management the proxy disclosures regarding executive compensation required to be included in the Company’s proxy statement and periodic reports with the SEC, each in accordance with applicable rules and regulations of the SEC and other authority.
●	Evaluate the results of the stockholder advisory vote on executive compensation when held.
●	Review director compensation levels and practices, and recommend, from time to time, changes in such compensation levels and practices to Board with equity ownership in the Company encouraged.

The Compensation Committee receives input and recommendations from the Company’s executive officers. Neither the Compensation Committee nor management engaged a compensation consultant for compensation related to the fiscal year ended December 31, 2019. Each Compensation Committee member is independent and satisfies the applicable requirements for Compensation Committee membership under the Nasdaq rules. The Compensation Committee held five meetings during the year ended December 31, 2019.

Nominating and Corporate Governance Committee. The purpose of the Nominating and Corporate Governance Committee, or the Nominating Committee, is to:

●	Identify, evaluate and recommend individuals qualified to become members of the Board of Directors, consistent with criteria approved by the Board of Directors.
●	Select, or recommend that the Board select, the director nominees to stand for election at each annual or special meeting of stockholders of the Company in which directors will be elected or to fill vacancies on the Board.
●	Develop and recommend to the Board a set of corporate governance principles applicable to the Company.
●	Oversee the annual performance evaluation of the Board and its committees and management.
●	Otherwise take a leadership role in shaping and providing oversight of the corporate governance of the Company, including recommending directors eligible to serve on all committees of the Board.

Each Nominating Committee member is independent and satisfies the applicable requirements for Nominating Committee membership under the Nasdaq rules. The Nominating Committee held two meetings during the year ended December 31, 2019.

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

The Nominating Committee will consider recommendations for directorships submitted by stockholders. Any such director nominee recommendations must be addressed to the Secretary of the Company, 970 Lake Carillon Dr., Suite 314, St. Petersburg, Florida 33716, and include appropriate biographical information concerning each proposed nominee. The secretary will forward recommendations to the Nominating Committee and those candidates will be given the same consideration as all other candidates. Each recommendation should set forth the candidate’s name, age, business address, business telephone number, residence address, and principal occupation or employment as well the submitting stockholder’s name, address and telephone number and number of shares held. The committee may require the recommended candidate to furnish additional information.

The Board also has a Reinsurance and Risk Committee, an Investment Committee and a Legal Committee.

Information About Our Executive Officers

Below is biographical information for our executive officers. The age of each executive officer is reported as of December 31, 2019. Douglas N. Raucy, our former Chief Executive Officer and a former director, resigned from the Company effective December 2, 2019, in connection with the sale of our three insurance subsidiaries to FedNat. Mr. Raucy has entered into an employment agreement with FedNat, also effective December 2, 2019. The Company’s Chief Executive Officer position currently remains vacant. On March 23, 2020, the Board designated D. Kyle Cerminara, the Chairman of the Board, as the principal executive officer of the Company for purposes of the Securities Exchange Act of 1934, as amended. The designation did not involve a change in Mr. Cerminara’s title or duties, and he continues to serve as Chairman of the Board.

John S. Hill, CPA, age 62, has served as our Executive Vice President since December 2019, and as our Chief Financial Officer since July 2013. He also previously served as Vice President from July 2013 to December 2019. He was also appointed Secretary of our company in March 2015. Prior to joining our company, Mr. Hill served as an Accounting Manager at AmeriLife Group, LLC, a company involved in the distribution of annuity, life and health insurance products, from June 2013 to July 2013 and as the founder and owner of his consulting business, Hill Consulting Services LLC from July 2009 to June 2013. From June 2010 to September 2011, Mr. Hill served as the Chief Financial Officer of Prepared Insurance Company and prior to that, he served as the Chief Financial Officer, Controller and Treasurer of Travelers of Florida from May 1998 to June 2009. Mr. Hill also served as the Chief Financial Officer of Carolina Casualty Insurance Company from 1989 to 1997. Mr. Hill served on the Board of Governors of the Florida Automobile Joint Underwriting Association from 1999 through 2003. Mr. Hill’s executive experience includes his prior roles as a national insurance audit instructor and peer review team member in KPMG’s insurance practice. He also holds the designation of certified public accountant (inactive) and is a member of the American Institute of CPAs. Mr. Hill obtained a bachelor’s degree from Iowa State University with a double major in economics and accounting.

Brian D. Bottjer, CPA, age 45, has served as our Senior Vice President since December 2019, and as our Controller since September 2014. He also served as a member of the Board of Directors and Controller of our former subsidiary, Maison Insurance Company, from June 2015 to December 2019. From January 2011 to December 2013, Mr. Bottjer served as Principal Financial Officer of Biovest International, Inc. (“Biovest”), a biotechnology company focused on developing a cure for various types of cancer of the immune system. Mr. Bottjer also served as Controller of Biovest from September 2006 through May 2014. Mr. Bottjer has also served in various managerial and regulatory reporting roles for a number of other publicly traded companies in insurance, financial services, and retail, including Stewart Title Guaranty Company, Allstate Insurance, Raymond James Financial, and the Home Shopping Network. Mr. Bottjer is a certified public accountant licensed in the state of Florida, and obtained his bachelor of science degree from the State University of New York at Buffalo.

Delinquent Section 16(a) Reports

Under Section 16(a) of the Exchange Act, our executive officers, directors, and persons who own greater than 10% of our common stock (the “Section 16 Reporting Persons”) of the Company must file a Form 4 reporting the acquisition or disposition of the Company’s equity securities with the SEC no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an executive officer, director, or greater-than-10% stockholder. Based solely on our review of the copies of such reports and representations that no other reports were required, we believe that all Section 16 filing requirements applicable to our Section 16 Reporting Persons were timely complied with during 2019.

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers for the fiscal year ended December 31, 2019 include John S. Hill, our Executive Vice President, Chief Financial Officer and Secretary; Brian D. Bottjer, our Senior Vice President and Controller; and Douglas N. Raucy, our former President and Chief Executive Officer.

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

Summary Compensation Table for 2018-2019

The following table summarizes the compensation for our named executive officers for the years shown.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
John S. Hill	2019	250,000	187,500	–	30,183	467,683
Executive Vice President & Chief Financial Officer	2018	233,333	68,000	7,000	28,352	336,685
Brian D. Bottjer	2019	184,291	175,000	–	36,590	395,881
Senior Vice President & Controller	2018	165,500	15,000	–	30,477	210,977
Douglas N. Raucy(1)	2019	298,819	162,500	–	36,269	497,588
Former President & Chief Executive Officer	2018	318,333	100,000	–	34,371	452,704

(1)	Mr. Raucy resigned from all positions held with the Company and its subsidiaries effective December 2, 2019 in connection with the sale of the Company’s three insurance subsidiaries to FedNat.
(2)	Cash bonuses for 2019 represent transaction bonuses approved by the Compensation Committee on December 1, 2019 and paid to Messrs. Hill, Bottjer and Raucy in connection with the completion of the sale of the Company’s former insurance subsidiaries to FedNat (as further described below) as well as $25,000 paid to Mr. Bottjer in January 2019, based on performance in 2018. For 2018, payments represent bonuses approved by the Compensation Committee on August 22, 2018 of $43,000 to Mr. Hill, $15,000 to Mr. Bottjer, and $75,000 to Mr. Raucy, based on management’s recommendation and the employees’ performance, as well as bonuses approved by the Compensation Committee on December 22, 2018 in the amount of $25,000 to Mr. Hill and $25,000 to Mr. Raucy, based on performance in 2018.

(3)	On August 22, 2018, the Compensation Committee granted 1,000 share of the Company’s common stock (referred to as “bonus shares”) and 1,000 RSUs (equal to the number of bonus shares) to Mr. Hill. These grants were made pursuant to the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan and the terms and conditions of an Executive Stock Grant Agreement and the Executive Restricted Share Unit Agreement for Share-Matching Grants. Each RSU represents a contingent right to receive one share of the Company’s common stock. These RSUs vest in five equal annual installments beginning with the first anniversary of the grant date, subject to continued employment, with vesting subject to Mr. Hill maintaining ownership of the bonus shares through the full five-year vesting period. The aggregate grant date fair value for the RSUs has been presented in the table above in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. For additional information relating to this equity award, including the assumptions made in valuing and expensing this award, please see Note 2 – Significant Accounting Policies and Note 7 – Equity Incentive Plans in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
(4)	All other compensation represents premiums paid by the Company for medical, dental, life and other ancillary insurance benefits provided to each of the named executive officers listed. We also paid for one private business membership for each of Messrs. Hill, Bottjer and Raucy for 2019, and continue to provide this benefit to Mr. Hill, to encourage entertainment of business colleagues and customers, interactions with others within professional, business and local communities, and holding business meetings at a convenient offsite location.

Compensation and Employment Actions Taken in Connection with the Asset Sale

Resignation of Chief Executive Officer

On December 2, 2019, in connection with the sale of the Company’s former insurance subsidiaries to FedNat (the “Asset Sale”), and pursuant to the employment agreement entered into with FedNat and the resignation agreement described below, Mr. Raucy, the Company’s then-serving President and Chief Executive Officer and a named executive officer, resigned from all positions that he held with the Company as of the closing of the Asset Sale, including his position as a director of the Company.

The resignation agreements entered into by Mr. Raucy with the Company provided for the accelerated vesting in full of 32,000 unvested restricted stock units held by Mr. Raucy, upon the closing of the Asset Sale, with each restricted stock unit representing one share of the Company’s common stock. The Compensation Committee of the Board had previously approved the accelerated vesting of the restricted stock units. Pursuant to the resignation agreement, the Company also paid a transaction bonus in the amount of $162,500 to Mr. Raucy, promptly following the closing of the Asset Sale.

Executive Officer Appointments and Employment Agreements

On December 2, 2019, the Company entered into employment agreements with Mr. Hill, then serving as Vice President, Chief Financial Officer and Secretary of the Company, and Mr. Bottjer, then serving as Controller of the Company (each, the “Employment Agreement” and collectively, the “Employment Agreements”). Effective December 2, 2019, the Board promoted Mr. Hill to Executive Vice President, Chief Financial Officer and Secretary of the Company, and Mr. Bottjer to Senior Vice President and Controller of the Company, effective immediately.

The Employment Agreements provide for an annual base salary of $250,000 to Mr. Hill and $200,000 to Mr. Bottjer. Commencing with respect to the Company’s 2019 fiscal year, each of Messrs. Hill and Bottjer will be eligible to receive an annual bonus, payable in cash and/or through awards based on the equity in the Company, and subject to the achievement of the performance criteria, as determined by the Compensation Committee. Pursuant to the Employment Agreements, on December 13, 2019, the Company also paid Messrs. Hill and Bottjer, a transaction cash bonus of $187,500 and $150,000, respectively, which bonuses had been previously approved by the Compensation Committee and were subject to the closing of the Asset Sale. Messrs. Hill and Bottjer are also eligible to participate in the Company’s benefit programs available generally to executive employees of the Company.

In the event Mr. Hill or Mr. Bottjer is terminated by the Company without cause, then the Company will pay Mr. Hill or Mr. Bottjer, as applicable, an amount equal to 12 months of his base salary in effect at the time of the termination or the original base salary set forth in the Employment Agreement, whichever is greater, payable by the Company over a 12-month period in accordance with the Company’s normal payroll practices. If Mr. Hill or Mr. Bottjer is terminated for cause or voluntarily resigns, he will not be entitled to any severance under the Employment Agreement. For purposes of their respective Employment Agreements, “cause” will exist if Mr. Hill or Mr. Bottjer (i) acts dishonestly or engages in willful misconduct, (ii) breaches his fiduciary duties, (iii) intentionally fails to perform duties assigned to him, (iv) is convicted or enters a plea of guilty or nolo contendere with respect to any felony crime involving dishonesty or moral turpitude, and/or (v) breaches his obligations under the Employment Agreement.

The Employment Agreements contain customary non-competition and non-solicitation covenants.

Cash Bonuses

As discussed above under “Compensation and Employment Actions Taken in Connection with the Asset Sale,” the Company paid the following the transaction bonuses in December 2019 in connection with the completion of the Asset Sale: Mr. Hill, $187,500; Mr. Bottjer, $150,000; and Mr. Raucy, $162,500.

On August 22, 2018, the Compensation Committee approved cash bonuses of $43,000 to Mr. Hill, $15,000 to Mr. Bottjer and $75,000 to Mr. Raucy, based on management’s recommendation and the employees’ performance. On December 22, 2018, the Committee approved cash bonuses of $25,000 each to Messrs. Hill, Bottjer, and Raucy, based on performance in 2018.

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

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table shows the number of outstanding equity awards that are held by our named executive officers as of December 31, 2019. Mr. Raucy is not included in the table below, since, upon the closing of the Asset Sale, 32,000 unvested restricted stock units (RSUs) held by Mr. Raucy vested in full, with each RSU representing one share of the Company’s common stock. All other equity awards granted to Mr. Raucy were forfeited upon his resignation from all positions held with the Company and its subsidiaries, effective December 2, 2019. Mr. Bottjer did not hold any equity awards as of December 31, 2019.

			Option Awards				Stock Awards
Name	Grant Date		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
John S. Hill	05/29/2015	(1)	–	–	–	–	4,000	22,080
	12/15/2017	(2)	–	–	–	–	19,200	105,984
	08/22/2018	(3)	–	–	–	–	800	4,416

(1)	Consists of 4,000 RSUs granted to Mr. Hill on May 29, 2015. Each RSU granted entitles Mr. Hill to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest as follows: (i) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $10.00 per share; and (ii) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $12.00 per share. Prior to the vesting of the RSUs, Mr. Hill will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should Mr. Hill discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued.

(2)	Consists of 32,000 RSUs granted to Mr. Hill on December 15, 2017. Each RSU granted entitles Mr. Hill to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest 20% per year over five years following the date granted, subject to continued employment through such vesting date. Prior to the vesting of the RSUs, Mr. Hill will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should Mr. Hill discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. The Board of Directors may, in its discretion, accelerate vesting in the event of early retirement.

(3)	The stock award issued to Mr. Hill on August 22, 2018 represents 1,000 RSUs entitling Mr. Hill to one share of the Company’s common stock for each RSU upon the vesting date of the RSU. The RSUs vest in five equal annual installments beginning with the first anniversary of the grant date, subject to continued employment, with vesting subject to Mr. Hill maintaining ownership of 1,000 shares of common stock of the Company issued to Mr. Hill in connection with the RSU grant through the full five-year vesting period.

The following table sets forth information concerning the vesting of stock awards for the Company’s named executive officers during the last completed fiscal year, other than Mr. Bottjer who does not hold any stock awards. The Company’s named executive officers did not exercise any option awards during the last completed fiscal year.

Name	# of shares acquired upon vesting of stock awards (#)	Value realized upon vesting of stock awards ($)
John S. Hill(1)	6,600	32,570
Douglas N. Raucy(2)	32,000	147,520

(1)	Consists of the vesting of 20%, or 6,400, shares of the 32,000 RSUs granted to Mr. Hill on December 15, 2017 as well as 20%, or 200 shares, of the 1,000 RSUs granted to Mr. Hill on August 22, 2018.

(2)	Upon the closing of the Asset Sale, 32,000 unvested RSUs held by Mr. Raucy vested in full, with each restricted stock unit representing one share of the Company’s common stock. The RSUs were originally granted to Mr. Raucy on December 15, 2017. The Compensation Committee of the Board previously approved the accelerated vesting of the restricted stock units subject to the closing of the Asset Sale.

2019 Expiration of Options

On March 31, 2019, the following options expired pursuant to their terms: Mr. Raucy, 65,321 options; and Mr. Hill, 10,778 options. On April 4, 2019, the following options expired pursuant to their terms: Mr. Raucy, 5,663 options and Mr. Hill, 935 options.

2019 Forfeiture of RSUs

On December 2, 2019, in connection with the Asset Sale, 12,500 unvested RSUs held by Mr. Raucy that were originally granted to him on May 29, 2015 were forfeited.

Potential Payments Upon Termination or Change in Control

Employment Agreements

The Employment Agreements between the Company and each of Messrs. Hill and Bottjer provide for payments by the Company in connection with a termination of employment. In the event Mr. Hill or Mr. Bottjer is terminated by the Company without cause, then the Company will pay Mr. Hill or Mr. Bottjer, as applicable, an amount equal to 12 months of his base salary in effect at the time of the termination or the original base salary set forth in the Employment Agreement, whichever is greater, payable by the Company over a 12-month period in accordance with the Company’s normal payroll practices. If Mr. Hill or Mr. Bottjer is terminated for cause or voluntarily resigns, he will not be entitled to any severance under the Employment Agreement. For purposes of their respective Employment Agreements, “cause” will exist if Mr. Hill or Mr. Bottjer (i) acts dishonestly or engages in willful misconduct, (ii) breaches his fiduciary duties, (iii) intentionally fails to perform duties assigned to him, (iv) is convicted or enters a plea of guilty or nolo contendere with respect to any felony crime involving dishonesty or moral turpitude, and/or (v) breaches his obligations under the Employment Agreement.

Equity Incentive Plans

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

The award agreements entered into under the 2018 Plan also contain provisions concerning the vesting and termination of the awards subject to the agreements. Except as described above with respect to a change in control, unexercisable stock options, unless otherwise provided in the applicable award agreement, are generally forfeited automatically upon termination of employment prior to a vesting date, unless (i) the Compensation Committee, in its discretion, provides for the full or partial acceleration of vesting and exercisability of the option in connection with the termination, or (ii) the termination is due to the grantee’s death or disability, in which case the unvested options will automatically become vested and exercisable upon termination. The stock options that are exercisable at the time of termination of employment expire (a) twelve months after the termination of employment by reason of death or disability or (b) three months after the termination of employment for other reasons. Upon the termination of a grantee’s employment for cause (as defined under the 2018 Plan), all of the grantee’s vested and unvested options automatically terminate. With respect to unvested restricted shares and RSUs, unless otherwise provided in the applicable award agreement, unvested restricted shares and restricted share units that have not yet vested are generally forfeited automatically in the event of the termination of the grantee’s employment for any reason prior to a vesting date, unless (i) the Compensation Committee, in its sole discretion, provides for the full or partial acceleration of vesting of the restricted shares or restricted share units, as applicable, in connection with the termination, or (ii) the termination is due to the grantee’s death or disability, in which case the unvested restricted shares or restricted share units, as applicable, will automatically become vested in full.

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

The Company has RSU awards outstanding that were issued under the 2014 Plan and no outstanding stock option awards. The Company’s RSU agreements entered into with Mr. Hill and non-employee directors under the 2014 Plan generally provide that the RSUs granted thereunder remain restricted until the applicable vesting date set forth in the agreement. In the event the grantee’s employment with the Company or service on the Company’s board of directors, as applicable, is terminated due to the grantee’s death or disability (as defined under the 2014 Plan) prior to one or more of the vesting dates, all unvested RSUs will vest as of the date of death or the date the grantee is determined to be experiencing a disability. In addition, in the event the grantee’s employment with the Company or service on the Company’s board of directors, as applicable, is terminated by the Company or by the grantee for any reason other than death or disability (as defined under the 2014 Plan), all unvested RSUs granted under the agreement will be forfeited as of the date of termination.

In addition to the general provisions described above, the RSU agreements entered into by the Company in connection with the share matching arrangements for Mr. Hill and the Company’s non-employee directors (other than Mr. Wollney) on December 15, 2017 contain special acceleration and termination provisions. Specifically, the agreement for Mr. Hill provides that the vesting of the RSUs thereunder is subject to the continued employment of Mr. Hill through the applicable vesting date, with the ability of the board, in its discretion, to accelerate vesting in the event of Mr. Hill’s early retirement, and provided that Mr. Hill maintains ownership of the shares purchased through the full five-year vesting period. The agreements for the non-employee directors provide that the vesting of the RSUs granted thereunder is subject to the director’s continued service on the board through the applicable vesting date, provided that if a director makes himself available and consents to be nominated by the Company for continued service but is not nominated by the Board for election by the stockholders, other than for good reason as determined by the Board in its discretion, then such director’s RSUs will vest in full as of his last date of service as a director with the Company.

Impact of the Asset Sale

The Asset Sale with FedNat generally did not constitute a change in control under the 2014 Plan or the 2018 Plan or the award agreements entered into thereunder; however, the Compensation Committee had the discretion to accelerate the vesting of outstanding equity awards for those employees who left employment with the Company or one of its subsidiaries in connection with the Asset Sale. Mr. Raucy, the Company’s then-serving President and Chief Executive Officer and a director as well as a named executive officer for 2019, resigned from all positions he held with the Company and its subsidiaries on December 2, 2019 in connection with the Asset Sale. In connection with his resignation, the Compensation Committee approved the accelerated vesting of RSUs granted by the Company to Mr. Raucy on December 15, 2017. Accordingly, on December 2, 2019, upon the closing of the Asset Sale, 32,000 unvested RSUs held by Mr. Raucy vested in full, with each RSU representing one share of the Company’s common stock. In addition, 12,500 unvested RSU held by Mr. Raucy, that were originally granted to him on May 29, 2015, were forfeited.

Pursuant to his resignation agreement entered into with the Company, the Company paid Mr. Raucy a transaction bonus in the amount of $162,500 promptly following the closing of the Asset Sale.

For more information, see “Compensation and Employment Actions Taken in Connection with the Asset Sale.”

Director Compensation

Under our director compensation program, we provide compensation to our non-employee directors. Directors who are employees of the Company do not receive compensation for their service as directors. The current director compensation program was adopted on August 22, 2018 (effective as of September 1, 2018) to remain competitive in attracting and retaining qualified board members and to better align director compensation to other public companies of comparable size to the Company. The terms of the program are as follows:

●	Each non-employee director receives an annual cash retainer of $50,000, paid in quarterly installments.
●	Both the Chairman and Co-Chairman of the Board receive an additional annual cash retainer of $75,000 each, paid in quarterly installments.
●	The Chairman of the Audit Committee receives an additional cash retainer of $15,000, paid in quarterly installments.
●	The Chairman of the Compensation Committee as well as the Chairman of the Nominating and Corporate Governance Committee each receive an additional cash retainer of $5,000, paid in quarterly installments.

●	Each of the members of the Audit, Compensation, and Nominating and Corporate Governance Committees (excluding the Chairman of each of those committees), each receive an additional annual cash retainer of $2,000, paid in quarterly installments.
●	Each non-employee director will receive an annual grant of RSUs with a value of $40,000.
●	Each non-employee director will receive reimbursement of reasonable out-of-pocket expenses for attending board and committee meetings.

Additionally, on May 14, 2019, the Board appointed Mr. Swets as chairman of the Reinsurance and Risk Committee. As chairman, he receives an annual retainer of $75,000, in addition to the compensation that he receives as a director of the Company and/or member of other committees of the Board.

RSUs granted to our directors vest in five equal annual installments, beginning with the first anniversary of the grant date, provided that, if the director makes him or herself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated by the Board for election by stockholders, other than for good reason as determined by the Board in its discretion, then the next 20% tranche of RSUs shall vest as of the director’s last date of service as a director of the Company.

The Company’s 2018 Equity Incentive Plan provides that the aggregate grant date fair value of all awards granted to any single non-employee director during any single calendar year (determined as of the applicable grant date(s) under applicable financial accounting rules), taken together with any cash fees paid to the non-employee director during the same calendar year, may not exceed $200,000.

Prior to September 1, 2018, the effective date of the current director compensation plan, non-employee directors were compensated with cash payments that included an annual fee of $50,000 paid in four equal quarterly installments, to each member of the Board serving at each payment date, as well as an additional $25,000 paid to the Chairman of the Board and an additional $15,000 paid to the Chairman of the Audit Committee.

The following table sets forth information with respect to compensation earned by each of our non-employee directors for the year ended December 31, 2019. Mr. Raucy, who served as a director until December 2, 2019, did not receive any compensation for his service as a director during 2019 as he concurrently served as President and Chief Executive Officer of the Company. Ms. Hayes’ and Ms. King’s compensation for 2019 reflects their pro-rata share of the annual compensation awarded to our directors as they were appointed to our Board on January 11, 2019.

Non-Employee Director	Fees Earned or Paid in Cash(3) ($)	Stock Awards(4) ($)	Total ($)
D. Kyle Cerminara	125,000	40,000	165,000
Rita Hayes(1)	50,556	66,661	117,217
Lewis M. Johnson	125,000	40,000	165,000
Marsha G. King(1)	50,556	66,661	117,217
E. Gray Payne	62,000	40,000	102,000
Larry G. Swets, Jr.(2)	106,250	40,000	146,250
Scott D. Wollney	56,000	40,000	96,000
Dennis A. Wong	65,000	40,000	105,000

(1)	Mses. Hayes and King were appointed to our Board on January 11, 2019. Cash fees represent their pro-rata share of the annual cash retainer of $50,000 payable to each non-employee director as well as their pro-rata share of $2,000 payable to Ms. Hayes for her service on the Nominating and Corporate Governance Committee, and $2,000 payable to Ms. King for her service on the Compensation Committee. Stock awards are comprised of a grant of 5,397 RSUs issued to each of Mses. Hayes and King on January 11, 2019, representing their pro-rata share of the annual grant of RSUs with a value of $40,000 covering the period beginning August 2018 and ending August 2019, as well as a grant 7,722 RSUs issued to each of Mses. Hayes and King on August 13, 2019 covering the period beginning August 2019 and ending August 2020.

(2)	Mr. Swets was appointed as chairman of the Reinsurance and Risk Committee on May 14, 2019. His cash fees include his pro-rata share of the $75,000 annual retainer paid to the chairman of the committee, in addition to the $50,000 annual cash retainer payable to each non-employee director.

(3)	In addition to their compensation, directors are reimbursed for travel and other reasonable out-of-pocket expenses related to their attendance at Board or committee meetings, or for other travel on behalf of the Company. These expenses have not been included in the table above.

(4)	Stock awards represent the aggregate grant date fair value of 7,722 RSUs granted to each non-employee director on August 13, 2019 as well as the aggregate grant date fair value of 5,397 RSUs granted to each of Mses. Hayes and King on January 11, 2019. The aggregate grant date fair value for the RSUs has been presented in the table above in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. For additional information relating to the assumptions made in valuing and expensing these awards, please see Note 2 – Significant Accounting Policies and Note 7 – Equity Incentive Plans in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The RSUs were valued using the closing price of the Company’s common shares on the Nasdaq on each grant date. The RSUs vest in five equal annual installments, beginning one year from the date of grant, provided that, if the director makes themselves available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated by the Board for election by stockholders, other than for good reason as determined by the Board in its discretion, then the next 20% tranche of RSUs shall vest as of the director’s last date of service as a director of the Company.

The aggregate number of stock and option awards outstanding for each director as of December 31, 2019 was as follows:

●	Mr. Cerminara – 16,294 RSUs.
●	Ambassador Hayes – 13,119 RSUs.
●	Mr. Johnson – 16,294 RSUs.
●	Ms. King – 13,119 RSUs.
●	General Payne – 12,294 RSUs.
●	Mr. Swets – 16,294 RSUs.
●	Mr. Wollney – 12,294 RSUs.
●	Mr. Wong – 16,294 RSUs.

2019 Appointment of New Directors and Grants of Restricted Stock Units

On January 11, 2019, the Board appointed Mses. Hayes and King as directors, effective immediately. Pursuant to the director compensation program, Ms. Hayes and Ms. King were each granted 5,397 RSUs with a value of $26,661 on January 11, 2019. The RSUs vest in five equal annual installments, subject to the director’s continued service on the board, beginning with the first anniversary of the grant date.

On August 13, 2019, the Compensation Committee granted 7,722 RSUs with a value of $40,000 to each of the Company’s eight non-employee directors, representing the annual grant of RSUs for the 2019 fiscal year under the director compensation program. The RSUs vest in five equal annual installments, subject to the director’s continued service on the Board, beginning with the first anniversary of the grant date.

The award agreements for each of the RSU grants made during 2019 discussed above also provide that if a director makes herself or himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated by the Board for election by stockholders, other than for good reason as determined by the Board in its discretion, then the next 20% tranche of RSUs shall vest as of the director’s last date of service as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of April 20, 2020, by:

●	Each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;
●	Each of our current directors and named executive officers; and
●	All of our current directors and executive officers as a group.

The number and percentages of shares beneficially owned are based on 6,068,106 common shares outstanding as of April 20, 2020. Information with respect to beneficial ownership has been furnished by each director, named executive officer (which includes all of our executive officers) and beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such persons have voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying warrants and RSUs held by each such person that are exercisable or vest within 60 days of April 20, 2020 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated below, the address for each beneficial owner is 1347 Property Insurance Holdings, Inc., 970 Lake Carillion Drive, Suite 314, St. Petersburg, Florida 33716.

	Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage of Shares
5% Beneficial Owners
Fundamental Global Investors, LLC(1) 4201 Congress Street, Suite 140, Charlotte, NC 28209	2,984,786	49.2%
Kingsway Financial Services, Inc.(2) 150 Pierce Road, Itasca, IL 60143	1,500,000	19.8%
Hale Partnership Capital Management, LLC(3) 2924 Archdale Drive, Charlotte, NC 28210	1,044,950	17.2%
Solas Capital Management, LLC(4) 1063 Post Road, 2nd Floor, Darien, CT 06820	444,108	7.3%
Named Executive Officers and Directors
John S. Hill, Executive Vice President and Chief Financial Officer(5)	30,500	*
Brian D. Bottjer, Senior Vice President and Controller	–	–
D. Kyle Cerminara, Chairman of the Board(1)(6)	2,991,927	49.3%
Lewis M. Johnson, Co-Chairman of the Board(1)(6)	2,991,927	49.3%
Rita Hayes, Director(6)(7)	1,079	*
Marsha G. King, Director(6)	2,079	*
E. Gray Payne, Director(6)	1,142	*
Larry G. Swets, Jr., Director(6)	7,158	*
Scott D. Wollney, Director(6)	4,142	*
Dennis A. Wong, Director(6)	7,308	*
Douglas N. Raucy, Former President and Chief Executive Officer(8)	15,873	*
Current Executive Officers and Directors as a Group (10 individuals)(9)	3,052,476	50.3%

*	Denotes less than 1.0%

(1)	Fundamental Global Investors, LLC shares voting and dispositive power with respect to 2,984,786 shares of common stock (including 100,000 shares of common stock subject to a call option). Fundamental Activist Fund I, LP (“FAFI”) shares voting and dispositive power with respect to 838,199 shares of common stock (including 50,000 shares of common stock subject to a call option). FGI 1347 Holdings, LP (“FGIH”), of which BK Technologies, Inc., a wholly-owned subsidiary of BK Technologies Corporation (“BKTI”), is the sole limited partner, shares voting and dispositive power with respect to 477,282 shares of common stock. Mr. Cerminara is Chairman of the Board of Directors of BKTI and Mr. Johnson is the Co-Chairman of the Board of Directors of BKTI. Fundamental Global Partners Master Fund, LP (“FGPM”) shares voting and dispositive power with respect to 621,068 shares of common stock (including 50,000 shares of common stock subject to a call option). FGI Global Asset Allocation Fund, Ltd. (“FGAA”) shares voting and dispositive power with respect to 5,296 shares of common stock. FGI Global Asset Allocation Master Fund, LP (“FGGM”) shares voting and dispositive power with respect to 4,532 shares of common stock. Ballantyne Strong, Inc. (“BTN”) shares voting and dispositive power with respect to 1,038,409 shares of common stock. Mr. Cerminara is Chairman of the Board of Directors of BTN and Mr. Johnson is Co-Chairman of the Board of Directors of BTN. The call option reported as beneficially owned by Fundamental Global Investors, LLC represents a call option to acquire from Fund Management Group LLC an additional 100,000 shares of common stock, for a purchase price of $6.00 per share, at any time during the two-year period beginning on April 16, 2020, ending at 5:00 p.m. Eastern time on April 16, 2022. Information regarding beneficial ownership of our common stock by Fundamental Global Investors, LLC and its affiliates is included herein in reliance on a Schedule 13D/A and Form 4 both filed with the SEC on April 20, 2020. In addition, CWA Asset Management Group, LLC (“CWA”), of which 50% is owned by Fundamental Global Investors, LLC, holds 64,710 shares of common stock for the accounts of individual investors (excluding shares held in accounts for Messrs. Cerminara and Johnson), which represents approximately 1.1% of the Company’s outstanding shares of common stock. CWA has the power to direct the disposition of the shares of common stock held in its customer accounts while CWA’s customers retain the power to direct the voting of the shares of common stock held in their respective accounts. Due to their positions with Fundamental Global Investors, LLC and affiliated entities, D. Kyle Cerminara, Lewis M. Johnson and Joseph H. Moglia may be deemed to be beneficial owners of the shares of the Company’s common stock disclosed as directly owned by FAFI, FGIH, FGPM, FGAA and FGGM. Due to their positions with BTN, Fundamental Global Investors, LLC and affiliated entities, Messrs. Cerminara and Johnson may be deemed to be beneficial owners of the shares of the Company’s common stock disclosed as directly owned by BTN. Due to their positions as managers of CWA, Messrs. Cerminara and Johnson may be deemed to beneficially own the number of shares of common stock held in CWA’s customer accounts and disclosed as beneficially owned by CWA. The beneficial interests of Messrs. Cerminara and Johnson do not include 4,000 shares potentially issuable to each of Messrs. Cerminara and Johnson pursuant to RSUs granted on December 15, 2017, 4,572 shares potentially issuable to each of Messrs. Cerminara and Johnson pursuant to RSUs granted on August 22, 2018 and 7,722 shares potentially issuable to each of Messrs. Cerminara and Johnson pursuant to RSUs granted on August 13, 2019. In addition to the shares of common stock reported as owned in this footnote 1, FGPM directly owns an aggregate of 34,620 shares of the Company’s 8.00% Cumulative Preferred Stock, Series A, $25.00 par value per share (the “Preferred Stock”), which represents approximately 4.9% of the Company’s outstanding shares of Preferred Stock. In addition, CWA owns 33,519 shares of the Series A Preferred Stock for customer accounts, including 44 shares of Series A Preferred Stock held by Mr. Cerminara in a joint account with his spouse. The business addresses for Mr. Cerminara are c/o Fundamental Global Investors, LLC, 4201 Congress Street, Suite 140, Charlotte, North Carolina 28209 and 131 Plantation Ridge Dr., Suite 100, Mooresville, North Carolina 28117. The business addresses for Mr. Johnson are c/o CWA Asset Management Group, LLC, 9130 Galleria Court, Third Floor, Naples, Florida 34109 and c/o Fundamental Global Investors, LLC, 4201 Congress Street, Suite 140, Charlotte, North Carolina 28209.

(2)	Kingsway America Inc., an affiliate of Kingsway Financial Services, Inc., or KFSI, beneficially owns warrants exercisable within 60 days of April 16, 2020 to purchase 1,500,000 shares of common stock. The warrants have an exercise price of $15.00 per share and expire on February 24, 2022. KFSI shares voting and dispositive power with respect to all 1,500,000 shares of common stock underlying the warrants. Information regarding beneficial ownership of our common stock by KFSI and its affiliates is included herein based on internal information and in reliance on a Schedule 13D/A filed with the SEC on March 20, 2018.

(3)	Hale Partnership Capital Management, LLC (“Hale Advisor”) shares voting and dispositive power with respect to 1,044,950 shares of common stock. Hale Partnership Capital Advisors, LLC (“Hale GP”) shares voting and dispositive power with respect to 623,322 shares of common stock. Hale Partnership Fund, L.P. (“Hale Fund I”) shares voting and dispositive power with respect to 500,629 shares of common stock. MGEN II – Hale Fund, L.P. (“Hale Fund II”) shares voting and dispositive power with respect to 30,558 shares of common stock. Clark – Hale Fund, L.P. (“Hale Fund III”) shares voting and dispositive power with respect to 90,135 shares of common stock. Smith – Hale Fund, L.P. (“Hale Fund IV” and, together with Hale Fund I, Hale Fund II and Hale Fund III, the “Hale Funds”) shares voting and dispositive power with respect to 2,000 shares of common stock. Hale Advisor, as the investment manager for each of the Hale Funds, Hale GP, as the general partner for each of the Hale Funds, and Steven A. Hale II, as the sole manager of Hale Advisor and Hale GP, may be deemed to have the shared power to direct the voting and disposition of shares of common stock beneficially owned by the Hale Funds and, consequently, Hale Advisor, Hale GP and Mr. Hale may be deemed to possess indirect beneficial ownership of such shares. Information regarding beneficial ownership of our common stock by Hale Advisor and its affiliates is included herein in reliance on a Schedule 13D/A filed with the SEC on April 9, 2020.

(4)	Solas Capital Management, LLC and Frederick Tucker Golden, its managing member, share voting and dispositive power with respect to 444,108 shares of common stock. Information regarding beneficial ownership of our common stock by Solas Capital Management, LLC and its affiliates is included herein in reliance on a Schedule 13G/A filed with the SEC on February 14, 2020.

(5)	The beneficial ownership of Mr. Hill does not include (i) 4,000 shares potentially issuable to Mr. Hill pursuant to RSUs granted on May 29, 2015, (ii) 19,200 shares potentially issuable to Mr. Hill pursuant to RSUs granted on December 15, 2017, and (iii) 800 shares potentially issuable to Mr. Hill pursuant to RSUs granted on August 22, 2018. In addition to the shares of common stock reported as owned in this footnote 5, Mr. Hill owns, through his IRA account, an aggregate of 100 shares of the Company’s Preferred Stock, which represents less than 1.0% of the Company’s outstanding shares of Preferred Stock.

(6)	The beneficial ownership of Messrs. Cerminara, Johnson, Wong and Swets does not include 4,000 shares potentially issuable to each of them pursuant to RSUs granted on December 15, 2017. The beneficial ownership of Messrs. Cerminara, Johnson, Wong, Swets, Wollney and General Payne does not include 4,572 shares potentially issuable to each of them pursuant to RSUs granted on August 22, 2018. The beneficial ownership of Mses. Hayes and King does not include 4,318 shares potentially issuable to each of them pursuant to RSUs granted on January 11, 2019. The beneficial ownership of Messrs. Cerminara, Johnson, Swets, Wollney, Wong, General Payne and Mses. Hayes and King does not include 7,722 shares potentially issuable to each of them pursuant to RSUs granted on August 13, 2019.

(7)	Includes 1,000 shares of common stock held by Ms. King in a joint account with her spouse. In addition, Ms. King holds 800 shares of Series A Preferred Stock in a joint account with her spouse.

(8)	Douglas N. Raucy, a named executive officer, resigned from all positions with the Company and its subsidiaries effective December 2, 2019 in connection with the Company’s sale of its former insurance subsidiaries to FedNat. The shares reported are based on our records as of April 20, 2020 which reflect the accelerated vesting of 32,000 RSUs held by Mr. Raucy in connection with the FedNat transaction as well as transactions made by Mr. Raucy for the sale of our common stock which occurred between March 23, 2020 and April 20, 2020. Information regarding the sale transactions of our common stock is included herein in reliance upon information reported to us by Mr. Raucy.

(9)

Includes 2,984,786 shares reported as beneficially owned by Fundamental Global Investors, LLC, of which Messrs. Cerminara and Johnson are deemed to have beneficial ownership by virtue of their respective positions with Fundamental Global Investors, LLC.

Does not include (i) 4,000 shares potentially issuable to Mr. Hill pursuant to RSUs granted on May 29, 2015, (ii) 19,200 shares potentially issuable to Mr. Hill pursuant to RSUs granted on December 15, 2017, (iii) 4,000 shares potentially issuable to each of Messrs. Cerminara, Johnson, Wong and Swets pursuant to RSUs granted on December 15, 2017, (iv) 4,572 shares potentially issuable to each of Messrs. Cerminara, Johnson, Wong, Swets, Wollney and General Payne pursuant to RSUs granted on August 22, 2018, (v) 4,318 shares potentially issuable to Mses. Hayes and King pursuant to RSUs granted on January 11, 2019, and (vi) 7,722 shares potentially issuable to each of Messrs. Cerminara, Johnson, Swets, Wollney, Wong, General Payne and Mses. Hayes and King pursuant to RSUs granted on August 13, 2019.

Includes 1,000 shares of common stock held by Ms. King in a joint account with her spouse.

Equity Compensation Plans

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

It is the responsibility of the Audit Committee to review and oversee proposed transactions or courses of dealings with respect to which executive officers or directors or members of their immediate families have an interest (including all transactions required to be disclosed pursuant to the SEC’s related person disclosure requirements). In carrying out this responsibility, the Audit Committee will annually review a summary of directors’ and officers’ related party transactions and potential conflicts of interest. Below is a summary of our related party transactions for the fiscal years ended December 31, 2019 and 2018.

Transactions with Kingsway and its Affiliates

Prior to our initial public offering on March 31, 2014, the Company was a wholly-owned subsidiary of Kingsway America Inc. (“KAI”), which is a wholly-owned subsidiary of Kingsway Financial Services Inc. (“KFSI”), a publicly owned Delaware holding company. As of December 31, 2019, KFSI and its affiliates beneficially owned warrants exercisable to acquire approximately 20.0% of our outstanding shares of common stock. Larry G. Swets, Jr., a member of our Board of Directors, previously held the positions of Director and Chief Executive Officer of KFSI.

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

In connection with the Stock Purchase Agreement, the Performance Shares Grant Agreement, dated February 24, 2015, between the Company and 1347 Advisors (the “2015 PSGA”) was terminated. Under the 2015 PSGA, 1347 Advisors was entitled to receive 100,000 shares of our common stock from us if at any time the last sales price of our common stock equaled or exceeded $10.00 per share for any 20 trading days within any 30-trading day period. As certain events specified in the 2015 PSGA were never achieved, we did not issue any shares of common stock to 1347 Advisors under the 2015 PSGA. We paid $300,000 to 1347 Advisors in consideration of its agreement to voluntarily terminate the 2015 PSGA.

The foregoing transactions were approved by a special committee of the Board of Directors of the Company consisting solely of independent directors. Mr. Swets served as Chief Executive Officer and as a director of KFSI at the time we entered into the Stock Purchase Agreement and terminated the 2015 PSGA.

Termination of 2014 Performance Share Grant Agreement

On July 24, 2018, we entered into a Termination Agreement with KAI pursuant to which KAI agreed to terminate the Performance Share Grant Agreement, dated March 26, 2014, between us and KAI (the “2014 PSGA”) in exchange for a payment of $1,000,000 from the Company. As a result of the Termination Agreement, KAI has no further rights to any of the performance share grants contemplated by the 2014 PSGA. Under the 2014 PSGA, KAI was entitled to receive up to an aggregate of 375,000 shares of our common stock upon achievement of certain milestones regarding our stock price. The Company did not issue any shares under the 2014 PSGA while the 2014 PSGA was outstanding. The Termination Agreement was approved by a special committee of the Board of Directors of the Company consisting solely of independent directors. Mr. Swets served as Chief Executive Officer and as a director of KFSI on the date the Company entered into the Termination Agreement.

Trademark License Agreement

We are party to a Trademark License Agreement with 1347 Advisors, dated as of February 28, 2014, whereby 1347 Advisors granted us a limited personal, non-exclusive, royalty-free right and license to use the trade name “1347” in our corporate name and corporate logo. The agreement may be terminated by either party upon providing sixty days’ written notice to the other party. The agreement also expires upon the liquidation or dissolution of the Company.

Investment in Argo Management Group LLC

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC, or Argo. Argo’s primary business is to act as the managing member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500,000. As of December 31, 2019, the Company has invested $341,000 into the investment fund. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016.

Transactions involving Fundamental Global Investors, LLC and its Affiliates

Fundamental Global Investors, LLC (“FGI”), a registered investment advisor, is, together with its affiliates, the Company’s largest stockholder. Funds managed by FGI directly hold shares of our common stock and 8.00% Cumulative Preferred Stock, Series A (“Series A Preferred Stock”). Mr. Cerminara, our designated principal executive officer and Chairman of our Board, is Chief Executive Officer, Co-Founder and Partner of FGI, and Mr. Johnson, Co-Chairman of our Board, is President, Co-Founder and Partner of FGI.

Public Offering of Series A Preferred Stock

Fundamental Global Partners Master Fund, LP, a fund managed by FGI, purchased an aggregate of 34,620 shares of our Series A Preferred Stock in the Company’s underwritten public offering of the shares, at the public offering price of $25.00 per share, including (i) 31,680 shares purchased for a total of approximately $792,000 on February 28, 2018, the closing date of the offering, and (ii) 2,940 shares purchased for a total of approximately $74,000 on March 26, 2018 in connection with the underwriters’ exercise of their over-allotment option. In addition, CWA Asset Management Group, LLC, of which 50% is owned by FGI, purchased 57,060 shares of the Series A Preferred Stock for customer accounts, including 44 shares of Series A Preferred Stock held by Mr. Cerminara in a joint account with his spouse, at the public offering price. Messrs. Cerminara and Johnson each serve as Co-Chief Investment Officer of CWA Asset Management Group, LLC.

Investment in FGI Metrolina Property Income Fund, LP

On June 18, 2018, the Company invested $2,219,000 in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invests in real estate through a real estate investment trust which is wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson. Metrolina’s investment program is managed by FGI Funds Management LLC, an affiliate of FGI. The Company is a limited partner of Metrolina and owns an economic interest of approximately 49% as of December 31, 2019. The Company has committed to a total potential investment of up to $4,000,000 in Metrolina. As of December 31, 2019, the total amount invested in Metrolina was $2,719,000. The principals of FGI waived their share of fees associated with the Company’s investment in Metrolina. In 2018 and 2019, the principals of FGI waived $117,934.20 and $37,405.25 of fees that were owed by the Company.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement entered into upon closing of the Asset Sale, Fundamental Global Advisors LLC, a wholly-owned subsidiary of the Company (“Advisor”), was formed to provide investment advisory services to FedNat, which include identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay Advisor an annual fee of $100,000, all of which is paid for the benefit of the Company. FGI Funds Management, LLC, an affiliate of FGI, serves as the manager to the Advisor but does not receive any fees for its services other than those outlined in the Shared Services Agreement below. The term of the Investment Advisory Agreement is five years.

Shared Services Agreement

On March 31, 2020, the Company entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fundamental Global Management, LLC (“FGM”), an affiliate of FGI, pursuant to which FGM will provide the Company with certain services related to the day-to-day management of the Company, including assisting with regulatory compliance, evaluating the Company’s financial and operational performance, providing a management team to supplement the executive officers of the Company, and such other services consistent with those customarily performed by executive officers and employees of a public company (collectively, the “Services”). In exchange for the Services, the Company will pay FGM a fee of $456,250 per quarter (the “Shared Services Fee”), commencing in the second quarter of 2020, plus reimbursement of expenses incurred by FGM in connection with the performance of the Services, subject to certain limitations approved by the Company’s Board of Directors or Compensation Committee from time to time. On April 3, 2020, the Company made its initial quarterly payment of $456,250 under the Shared Services Agreement.

The Shared Services Agreement has an initial term of three years, and thereafter renews automatically for successive one-year terms unless terminated in accordance with its terms. The Shared Services Agreement may be terminated by FGM or by the Company, by a vote of the Company’s independent directors, at the end of the initial or automatic renewal term upon 120 days’ notice, subject to payment by the Company of certain costs incurred by FGM to wind down the provision of Services and, in the case of a termination by the Company without cause, payment of a termination fee equal to the Shared Services Fee paid for the two quarters preceding termination.

Joint Venture Agreement

On March 31, 2020, the Company entered into the Limited Liability Company Agreement (the “LLC Agreement”) of Fundamental Global Asset Management, LLC (“FGAM”), a newly-formed joint venture owned 50% by each of the Company and FGI Funds Management, LLC, an affiliate of FGI (“FGIFM” and together with the Company, each a “Member” and collectively, the “Members”). The purpose of FGAM is to sponsor, capitalize and provide strategic advice to investment managers (“Underlying Managers”) in connection with the launch and/or growth of their asset management business and the investment products they sponsor (each, a “Sponsored Fund”).

FGAM is governed by a Board of Managers consisting of four managers, two of which have been appointed by each Member. The Company has appointed two of its independent directors to the Board of Managers of FGAM. Certain major actions, including any decision to sponsor a new investment manager, will require the prior consent of both Members.

The LLC Agreement provides that each Member will contribute its proportionate interest of the amount of capital determined by the Board of Managers to be required to operate FGAM (“Operating Capital”). Unless otherwise agreed, the Company will contribute the capital required to be contributed to a Sponsored Fund (“Seed Capital”), as well as any amounts required to be contributed to an Underlying Manager for working capital purposes (“Working Capital”). Proceeds attributable to a contribution, directly or indirectly through an Underlying Manager, to a Sponsored Fund will be distributed to the Members in proportion to their capital contributions in respect of Seed Capital. All other proceeds received by FGAM attributable to a Sponsored Fund, including proceeds from revenue shares or ownership interests in Underlying Managers, will be distributed as follows: (i) first, to the Members until they have received cumulative distributions up to an amount of the Operating Capital funded by them; (ii) second, to the Members until they have received cumulative distributions up to an amount of Working Capital previously funded by them, plus a return of 5% per annum; and (iii) third, to the Members in proportion to their percentage interests.

In addition, neither FGIFM nor any of its affiliates may participate in a Sponsored Fund Transaction other than through FGAM unless FGIFM has first presented the opportunity to FGAM and either the Board of Managers or the Company has rejected such opportunity. Notwithstanding the foregoing, if such opportunity requires in excess of $5 million, FGIFM may offer amounts in excess of $5 million to a third party, subject to certain conditions.

Transaction between Fundamental Global and Kingsway

On October 25, 2017, KAI entered into a purchase agreement with FGI pursuant to which KAI agreed to sell 900,000 shares of our common stock to FGI or to one of FGI’s affiliate companies in two separate transactions. The first transaction, for the sale of 475,428 shares of our common stock, occurred on November 1, 2017. The second transaction, for the sale of 424,572 shares of our common stock, occurred on March 15, 2018.

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

Transaction between Fundamental Global and Fund Management Group LLC

On April 16, 2020, FGI entered into a Purchase Agreement, dated as of the same date, with Fund Management Group LLC (“FMG”), a Florida limited liability company and previously a greater-than-5% holder of the Company’s common stock, pursuant to which FGI acquired on behalf of the funds managed by it 100,000 shares of Common Stock from FMG, in a privately negotiated transaction, at a price of $4.75 per share, for an aggregate purchase price of $475,000. FMG also granted a call option to FGI to acquire from FMG an additional 100,000 shares of Common Stock (the “Option Shares”), for a purchase price of $6.00 per Option Share, at any time during the two-year period beginning on the date of the Purchase Agreement, ending at 5:00 p.m. Eastern time on April 16, 2022 (the “Expiration Time”). Pursuant to the Purchase Agreement, FGI agreed to pay $100,000 in the aggregate to FMG for the call option. Additionally, FGI granted FMG a put option to sell the Option Shares to FGI at a purchase price of $4.75 per Option Share, at any time during the two-year period beginning on the date of the Purchase Agreement, ending on the Expiration Time. If FMG exercises the put option on or before 5:00 p.m. Eastern time on October 16, 2021, then the purchase price per Option Share will be reduced by $1.00 per Option Share. With respect to any Option Shares then held by FMG and/or its affiliates at any time through and until the Expiration Time, FMG has agreed to vote, and to cause all of its affiliates to vote, all such Option Shares in accordance with the recommendation of the board of directors of the Company in connection with any matter submitted to the shareholders of the Company for vote or action. Gordon G. Pratt manages FMG and holds exclusive authority over the entity. Mr. Pratt retired from the Company’s Board of Directors on March 5, 2017

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements provide that we will, among other things, indemnify and advance expenses to our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by us arising out of such person’s services as our director or executive officer, or any other company or enterprise to which the person provides services at our request. We believe that these agreements are necessary to attract and retain qualified persons as directors and executive officers.

As discussed above, FGI, together with its affiliates, is the largest stockholder of the Company. Mr. Cerminara, our designated principal executive officer and Chairman of our Board, is Chief Executive Officer, Partner and Manager of FGI, and Mr. Johnson, Co-Chairman of our Board, is President, Partner and Manager of FGI. The funds managed by FGI, including the funds that directly own shares of our common stock and Series A Preferred Stock, have agreed to indemnify FGI, the principals of FGI, including Messrs. Cerminara and Johnson, or any other person designated by FGI for claims arising from Messrs. Cerminara’s and Johnson’s service on our Board, provided that a fund’s indemnity obligations are secondary to any obligations we may have with respect to Messrs. Cerminara’s and Johnson’s service on our Board.

Director Independence

The Board has determined that five of its members are “independent directors” as defined under the applicable rules of the Nasdaq Stock Market and the SEC. The five independent directors currently serving on the Board are Scott D. Wollney, Dennis A. Wong, Rita Hayes, Marsha G. King, and General E. Gray Payne. In making its determination of independence, the Board of Directors considered questionnaires completed by each director and all ordinary course transactions between the Company and all entities with which the director is employed. Nasdaq’s listing rules require that the Board of Directors be comprised of a majority of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BDO USA, LLP (“BDO”) has served as the Company’s independent registered public accounting firm since 2012. Our Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided by BDO. The following table sets forth the aggregate fees for professional service rendered by BDO for each of the last two fiscal years.

	Year ended December 31,
	2019	2018
Audit fees (1)	$176,330	$209,273
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$176,330	$209,273

(1)	Includes professional fees billed for the audits of our financial statements, the review of interim condensed financial statements, as well as other professional services that are normally provided by BDO in connection with statutory and regulatory filings or engagements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Index

Exhibit Number	Document Description
31.1*	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date: April 29, 2020	By:	/s/ John S. Hill
	Name:	John S. Hill
	Title:	Executive Vice President and Chief Financial Officer

