Form 10-Q
period 2020-03-31
1347 Property Insurance Holdings, Inc.
filed 2020-05-14
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36366

1347 Property Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1119100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

970 Lake Carillon Drive, Suite 314, St. Petersburg, FL 33716

(Address of principal executive offices and zip code)

727-304-5666

(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the registrant’s common stock as of May 8, 2020 was 6,068,106.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1347 PROPERTY INSURANCE HOLDINGS, INC.

Consolidated Balance Sheets

($ in thousands, except share and per share data)

	March 31, 2020
	(unaudited)	December 31, 2019
ASSETS
Equity securities, at fair value (cost basis of $25,500 as of both periods)	$20,355	$29,487
Limited liability investments	4,100	4,005
Cash and cash equivalents	27,668	28,509
Current income taxes recoverable	1,824	1,265
Deferred tax asset, net	520	–
Other assets	316	188
Total assets	$54,783	$63,454

LIABILITIES
Accounts payable	$406	$400
Deferred tax liability, net	–	106
Other liabilities	57	33
Total liabilities	$463	$539

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 700,000 shares issued and outstanding as of both periods	$17,500	$17,500
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,219,465 and 6,217,307 shares issued as of March 31, 2020 and December 31, 2019, respectively, and 6,068,106 and 6,065,948 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	6	6
Additional paid-in capital	46,806	46,754
Accumulated deficit	(8,983)	(336)
	55,329	63,924
Less: treasury stock at cost; 151,359 shares for both periods	(1,009)	(1,009)
Total shareholders’ equity	54,320	62,915
Total liabilities and shareholders’ equity	$54,783	$63,454

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

($ in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2020	2019
Revenue:
Net investment income (loss)	$(8,706)	$456
Other income	29	–
Total revenue	(8,677)	456

Expenses:
General and administrative expenses	805	953
Total expenses	805	953

Loss from continuing operations before income tax benefit	(9,482)	(497)
Income tax benefit	(1,185)	(68)
Net loss from continuing operations	(8,297)	(429)
Net income from discontinued operations, net of income taxes	–	527
Net income (loss)	$(8,297)	$98

Dividends declared on Series A Preferred Shares	350	350
Loss attributable to common shareholders	$(8,647)	$(252)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(1.43)	$(0.13)
Discontinued operations	–	0.09
Loss per share attributable to common shareholders	$(1.43)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	6,067,845	6,012,764

Consolidated Statement of Comprehensive Income (Loss)

Net income (loss)	$(8,297)	$98
Unrealized gains on investments available for sale, net of income taxes	–	911
Comprehensive income (loss)	$(8,297)	$1,009

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

($ in thousands, except share amounts)

	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2019	700,000	$17,500	6,012,764	$6	151,359	$(1,009)	$46,340	$639	$(729)	$62,747
Cumulative effect of adoption of Topic 842	–	–	–	–	–	–	–	10	–	10
Cumulative effect of adoption of ASU 2016-01	–	–	–	–	–	–	–	104	(104)	–
Stock based compensation	–	–	–	–	–	–	52	–	–	52
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	–	(350)
Net income	–	–	–	–	–	–	–	98	–	98
Other comprehensive income	–	–	–	–	–	–	–	–	911	911
Balance, March 31, 2019	700,000	$17,500	6,012,764	$6	151,359	$(1,009)	$46,392	$501	$78	$63,468

Balance, January 1, 2020	700,000	$17,500	6,065,948	$6	151,359	$(1,009)	$46,754	$(336)	$–	$62,915
Stock based compensation	–	–	2,158	–	–	–	52	–	–	52
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	–	(350)
Net loss	–	–	–	–	–	–	–	(8,297)	–	(8,297)
Balance, March 31, 2020	700,000	$17,500	6,068,106	$6	151,359	$(1,009)	$46,806	$(8,983)	$–	$54,320

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC.

Consolidated Statement of Cash Flows

(Unaudited)

($ in thousands)

	Three months ended March 31,
	2020	2019
Cash provided by (used in):
Operating activities:
Net income (loss)	$(8,297)	$98
Net income from discontinued operations, net of income taxes	–	(527)
Adjustments to reconcile net income to net cash provided by operating activities:
Net unrealized holding loss on equity investments	9,037	–
Net deferred income taxes	(626)	26
Stock compensation expense	52	52
Changes in operating assets and liabilities:
Accrued interest on surplus notes due from affiliate	–	(449)
Other assets	(128)	6
Accounts payable and other liabilities	30	651
Current income taxes recoverable	(559)	(94)
Amounts due to affiliates	–	298
Net cash provided (used) by operating activities – continuing operations	(491)	61
Net cash provided by operating activities – discontinued operations	–	1,663
Net cash provided (used) by operating activities	(491)	1,724

Investing activities:
Net cash provided (used) by investing activities – continuing operations	–	–
Net cash provided (used) by investing activities – discontinued operations	–	(5,794)
Net cash used by investing activities	–	(5,974)

Financing activities:
Payment of dividends on preferred shares	(350)	(350)
Net cash used by financing activities – continuing operations	(350)	(350)
Net cash used by financing activities – discontinued operations	–	(10)
Net cash used by financing activities	(350)	(360)

Net decrease in cash and cash equivalents	(841)	(4,610)
Cash and cash equivalents at beginning of period	28,509	30,902
Cash and cash equivalents at end of period	$27,668	$26,292

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

1. Nature of Business

1347 Property Insurance Holdings, Inc. (“PIH”, the “Company”, “we”, or “us”) is a holding company which previously specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to the offering, we were a wholly- owned subsidiary of Kingsway America Inc., which, in turn, is a wholly-owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. As of March 31, 2020, KFSI and its affiliates held warrants that, if exercised, would cause KFSI and its affiliates to hold an approximate 20% ownership interest in our common stock. In addition, as of March 31, 2020, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 45% of our outstanding shares of common stock and, as of May 12, 2020, beneficially owned approximately 50% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors and our designated principal executive officer, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

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

As consideration for the Asset Sale, FedNat paid the Company $51,000, consisting of $25,500 in cash and $25,500 in FedNat common stock, or 1,773,102 shares of common stock. The stock consideration was determined by dividing $25,500 by the weighted average closing price per share of FedNat common stock on the Nasdaq Stock Market during the 20-trading day period immediately preceding December 2, 2019. In addition, upon the closing of the Asset Sale, $18,000 of outstanding surplus note obligations payable by Maison to the Company, plus all accrued but unpaid interest, was repaid to the Company.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement entered into upon closing of the Asset Sale, Fundamental Global Advisors LLC, a wholly-owned subsidiary of the Company (“Advisor”), was formed to provide investment advisory services to FedNat, which include identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay Advisor an annual fee of $100, all of which is paid for the benefit of the Company. FGI Funds Management, LLC, an affiliate of FGI, serves as the manager to the Advisor but does not receive any fees for its services other than those outlined in the Shared Services Agreement discussed under Note 9 – “Related Party Transactions.” The term of the Investment Advisory Agreement is five years.

Transition Services Agreement

To facilitate the transition following the Asset Sale, the Company and FedNat entered into a Transition Services Agreement, pursuant to which the Company has agreed to provide certain transition accounting services to FedNat and Maison, MMI and ClaimCor, as requested, and FedNat will arrange for certain prior employees of the Company who became employees of the FedNat in connection with the Asset Sale to provide transition accounting services to the Company, as requested, on the terms and conditions set forth in the Transition Services Agreement.

Business Going Forward

The Company is implementing business plans to operate as a diversified holding company of reinsurance and investment management businesses. Subject to the approval of the Company’s stockholders at the Company’s 2020 Annual Meeting, the Company intends to change its name to “Fundamental Global Financial Corporation” to align with its future business plans. Fundamental Global Financial Corporation (“FGFC”) plans to carry out its business through three primary avenues, insurance, asset management, and real estate. The Company also intends to change the ticker symbols for its common stock and 8.00% cumulative preferred stock, Series A, and has reserved with Nasdaq the ticker symbols “FGI” and “FGIPP,” respectively.

Insurance:

The Company is in the process of forming a wholly-owned reinsurance subsidiary, Fundamental Global Reinsurance Ltd., to provide specialty property and casualty reinsurance. Fundamental Global Reinsurance Ltd. is expected to have a Class B (iii) insurer license in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto and will be subject to regulation by the Cayman Islands Monetary Authority.

Asset Management:

The Company has formed a wholly-owned subsidiary, Fundamental Global Advisors, LLC, to serve as an investment advisor to FedNat under the investment advisory agreement entered into at the closing of the Asset Sale. In addition, the Company has formed Fundamental Global Asset Management, LLC, a joint venture with Fundamental Global Investors, LLC, which intends to sponsor investment advisors that will manage private funds ranging the full spectrum of alternative equities, fixed income, private equity and real estate. FGFC will seek to benefit from the growth of the assets under management of the investment advisors it sponsors and the performance of the funds they manage. See Note 9 – “Related Party Transactions” for more information about the joint venture.

Real Estate:

FGFC plans to purchase controlling interests in income producing real estate assets. FGFC will seek to benefit from underlying rental income on long-term leases with high quality tenants as well as the capital appreciation from the underlying real estate assets.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

2. Significant Accounting Policies

Basis of Presentation:

These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation and Discontinued Operations:

Due to the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor on December 2, 2019, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. Certain transactions between the Company and its subsidiaries, which have historically been eliminated upon consolidation, are shown on a gross basis in the accompanying financial statements as such transactions have occurred between discontinued operations and those operations which the Company intends to continue to utilize. These items include surplus notes in the amount of $18,000 plus accrued interest, all of which was settled upon the closing of the Asset Sale. These notes, which had been issued by Maison to the Company, have been reflected as both an asset of continuing operations and liability of discontinued operations on any of the Company’s consolidated balance sheets presented prior to December 2, 2019. Interest associated with these surplus notes has been recorded as part of net investment income from continuing operations as well as interest expense as part of discontinued operations on the Company’s consolidated statement of operations for the year ended December 31, 2019. Similarly, amounts due from the Company to Maison upon the assignment of certain of Maison’s investments to the Company were reflected as an asset of continuing operations under the heading “Limited liability investments”, as well as a corresponding liability under the heading “Due to affiliates” on the Company’s consolidated balance sheets prior to the closing of the Asset Sale. Pursuant to the terms of the Purchase Agreement, this assignment of investments was settled, in cash, just prior to closing of the transaction. All other significant intercompany balances and transactions have been eliminated upon consolidation.

The Use of Estimates in the Preparation of Consolidated Financial Statements:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are recorded in the accounting period in which the change is determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the valuation of fixed income securities and limited liability investments, valuation of net deferred income taxes, the valuation of various securities we have issued in conjunction with the termination of the management services agreement with 1347 Advisors, LLC, and stock-based compensation expense.

Investments:

Investments in fixed income securities were classified as available-for-sale and reported at estimated fair value prior to the sale of our fixed income portfolio to FedNat. Unrealized gains and losses on fixed income securities were included in accumulated other comprehensive income (loss), net of tax, until sold or an other-than-temporary impairment was recognized, at which point the cumulative unrealized gains or losses were transferred to the consolidated statements of operations. Effective January 1, 2019, we adopted Accounting Standards Update No. 2016-01, Financial Instruments–Overall, requiring us to recognize unrealized gains and losses on our equity securities through income. See Note 3 – “Recently Adopted and Issued Accounting Standards” for additional information.

Limited liability investments include investments in a limited partnership and a limited liability company for which there does not exist a readily determinable fair value. The Company accounts for these investments at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Any profit distributions the Company receives on these investments is included in income.

Limited liability investments also include an investment where the Company is a limited partner in a limited partnership, which we have determined to be a variable interest entity (VIE), in which the Company is not the primary beneficiary. The Company does not have a controlling financial interest in the limited partnership, however, the Company exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 49%. Accordingly, the Company has accounted for this investment under the equity method of accounting, recognizing any unrealized gains or losses on the investment through income. See Note 5 – “Investments” for additional information on the Company’s investment in the VIE.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

Realized gains and losses on sales of investments are determined on a first-in, first-out basis, and are included in net investment income (loss).

Interest income is included in net investment income (loss) and is recorded as it accrues.

The Company accounts for its investments using trade date accounting.

The Company conducts a quarterly review to identify and evaluate investments that show objective indications of possible impairment. Impairment is charged to the consolidated statements of operations if the fair value of the instrument falls below its amortized cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, and premiums receivable prior to the Asset Sale transaction. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250. As of March 31, 2020, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

The Company had not experienced significant losses related to premiums receivable from its policyholders nor from amounts due from reinsurers prior to the Asset Sale transaction on December 2, 2019.

Revenue Recognition:

Premium revenue, up to the date of the Asset Sale transaction, was recognized on a pro rata basis over the term of the respective policy contract.

Service charges on installment premiums were recognized as income upon receipt of related installment payments and were reflected in other income up to the date of the Asset Sale transaction.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

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

The Company has also issued restricted stock units (“RSUs”) to an employee and the Company’s directors which have been accounted for as equity-based awards since, upon vesting, they are required to be settled in the Company’s common shares. We have used the fair value of the Company’s common stock on the date the RSUs were issued to estimate the grant date fair value of those RSUs which vest solely based upon the passage of time, as well as a Monte Carlo valuation model to estimate the fair value of those RSUs which vest solely upon market-based conditions. The fair value of each RSU is recorded as compensation expense over the requisite service period, which is generally the expected period over which the awards will vest. In the case of those RSUs which vest upon market-based conditions, should the market-based condition be achieved prior to the expiration of the derived service period, any unrecognized cost will be recorded as compensation expense in the period in which the RSUs actually vest.

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of March 31, 2020. See Note 7 – “Options, Warrants, and Restricted Stock Units” for further disclosure.

Fair Value of Financial Instruments:

The carrying values of certain financial instruments, including cash, short-term investments, accounts payable, and other accrued expenses, approximate fair value due to their short-term nature. The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 12 – “Fair Value of Financial Instruments” for further information on the fair value of the Company’s financial instruments.

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

3. Recently Adopted and Issued Accounting Standards

Recently Adopted Accounting Standards

ASU 2016-01: Financial Instruments-Overall:

In January 2016, the FASB issued ASU 2016-01: Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. Most significantly, ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) to be measured at fair value with changes in fair value recognized in net income (loss). The Company adopted ASU 2016-01 effective January 1, 2019, resulting in a cumulative-effect adjustment to retained earnings in the amount of $104, representing the after-tax unrealized holding gains in accumulated other comprehensive income as of December 31, 2018, related to the Company’s available-for-sale equity securities. Subsequent changes in the estimated fair value of the Company’s equity securities have now been recognized in the Company’s consolidated statements of operations rather than in comprehensive income (loss).

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

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

4. Discontinued Operations

As previously discussed, on December 2, 2019, we completed the sale of all of the issued and outstanding equity of our three former wholly-owned subsidiaries, Maison, MMI and ClaimCor. Accordingly, the Company has classified the Maison Business as discontinued operations for the three months ended March 31, 2019 as set forth in ASC 205-20 – Discontinued Operations. On December 2, 2019, the assets and liabilities previously included in discontinued operations had been disposed of in the Asset Sale transaction.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

The following table presents a reconciliation of the major classes of line items constituting pretax profit (loss) of discontinued operations to the after-tax profit (loss) of discontinued operations that are presented in the Company’s consolidated statements of operations for the three months ended March 31, 2019.

Three Months Ended March 31, 2019
Net premiums earned	$15,589
Net investment income	1,024
Other income	774
Net losses and loss adjustment expenses	(9,279)
Amortization of deferred policy acquisition costs	(4,269)
General and administrative expenses	(2,748)
Interest expense on surplus notes due to affiliate	(449)
Pretax profit from discontinued operations	642
Income tax expense	115
Net income from discontinued operations, net of taxes	$527

5. Investments

On December 2, 2019, the Company received 1,773,102 shares of FedNat Holding Company common stock (Nasdaq: FNHC), along with $25,500 cash as consideration for the Asset Sale. The stock consideration was determined by dividing $25,500 by the weighted average closing price per share of FedNat’s common stock on the Nasdaq Stock Market during the 20-trading day period immediately preceding December 2, 2019. As of May 12, 2020, the estimated fair value of the Company’s 1,773,102 shares of FNHC common stock was $19,930.

The Company’s limited liability investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company had a total potential commitment of $935 related to these investments, of which the two entities have drawn down approximately $776 through March 31, 2020. The limited liability company is managed by Argo Management Group, LLC, an entity which is wholly owned by KFSI. The Company has accounted for these two investments at cost minus impairment, if any, as the investments do not have readily determinable fair values. For the three months ended March 31, 2020 and 2019, the Company has received profit distributions of $88 and $0 on these investments, respectively, which has been included in income.

Additionally, on June 18, 2018, Maison invested $2,219 in FGI Metrolina Property Income Fund, LP (the “Fund”), which invests in real estate through a real estate investment trust which is wholly owned by the Fund. The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. Mr. Cerminara has also been designated as the principal executive officer of the Company. The Company, a limited partner of the Fund, does not have a controlling financial interest in the Fund, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 49%. Accordingly, the Company has accounted for this investment under the equity method of accounting, recognizing any unrealized holding gains or losses in income. The Company has committed to a total potential investment of up to $4,000 in the Fund. As of March 31, 2020, the total amount invested in the Fund was $2,719, while the carrying amount on the Company’s balance sheet was $3,324, consisting of $605 in undistributed earnings of the Fund.

Pursuant to the terms of the Purchase Agreement, Maison assigned all of its right, title and interest in each of the limited liability investments to the Company in exchange for the statutory carrying value of each investment, or approximately $4,200. Accordingly, these investments have been included on the Company’s consolidated balance sheet as of March 31, 2020 and December 31, 2019 as part of continuing operations. Investment income resulting from the Company’s limited liability investments has also been included in net investment income (loss) as part of continuing operations, on the Company’s consolidated statements of operations for the three months ended March 31, 2020 and 2019.

A summary of the Company’s investments as of March 31, 2020 and December 31, 2019 is as follows.

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
As of March 31, 2020
FNHC common stock	$25,500	$–	$(5,145)	$20,355
Limited liability investments	3,495	605	–	4,100
Total investments	$28,995	$605	$(5,145)	$24,455

As of December 31, 2019
FNHC common stock	$25,500	$3,987	$–	$29,487
Limited liability investments	3,495	510	–	4,005
Total investments	$28,995	$4,497	$–	$33,492

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

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

The risks and uncertainties inherent in the assessment methodology used to determine declines in market value that are other-than-temporary include, but may not be limited to, the following:

●	the opinions of professional investment managers could be incorrect;

●	the past trading patterns of investments may not reflect their future valuation trends;

●	the credit ratings assigned by credit rating agencies may be incorrect due to unforeseen events or unknown facts related to the investee company’s financial situation; and

●	the historical debt service record of an investment may not be indicative of future performance and may not reflect a company’s unknown underlying financial problems.

We have not recorded a write-down for an other-than-temporary impairment on the equity investments listed in the table above.

Net investment income (loss) for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
Investment income (loss):
Unrealized holding loss on FNHC common stock	$(9,132)	$–
Dividend income from FNHC common stock	160	–
Income from limited liability investments	182	–
Interest on surplus notes issued by Maison	–	449
Other	84	10
Gross investment income (loss)	(8,706)	459
Investment expenses	–	(3)
Net investment income (loss)	$(8,706)	$456

The Company has also included investment income associated with its fixed income and equity securities portfolio in discontinued operations, net of income taxes on the Company’s consolidated statement of operations for the three months ended March 31, 2019 as this portfolio was sold by the Company in connection with the Asset Sale on December 2, 2019. See Note 2 – “Significant Accounting Policies” for additional information.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

6. Income Taxes

Income tax expense for the three months ended March 31, 2020 and 2019 varies from the amount that would result by applying the applicable statutory federal income tax rate to income before income taxes as summarized in the following table:

	Three months ended March 31,
	2020	2019
Income tax expense (benefit) at statutory income tax rate of 21%	$(1,991)	$30
Valuation allowance for deferred tax assets deemed unrealizable	1,037	–
Rate differential due to CARES Act	(214)	–
State income tax (net of federal tax benefit)	–	(23)
Share-based compensation	–	36
Other	(17)	4
Income tax expense (benefit)	$(1,185)	$47

Income tax benefit–from continuing operations	$(1,185)	$(68)
Income tax expense–from discontinued operations	$–	$115

As a result of the passage of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company recorded a credit of $214 against its income tax expense for the quarter ended March 31, 2020, due to a provision in the CARES Act which allows for the five-year carryback of net operating losses. Prior to the passage of the CARES Act, these net operating losses were only available to offset future taxable income generated by the Company.

For the three months ended March 31, 2020, the Company recorded an unrealized loss of $9,132 on its investment of FNHC common stock and has also recorded a valuation allowance of approximately $1,037 against the deferred tax asset generated from this unrealized loss due to the uncertain nature surrounding our ability to realize this tax benefit. As a result, the Company carries a net deferred income tax asset of $520 as of March 31, 2020, all of which the Company believes is more likely than not to be fully realized based upon management’s assessment of future taxable income. Due to the sale of the Maison Business on December 2, 2019, the December 31, 2019 financial statements show a net deferred tax liability in the amount of $106. Given that the Company’s deferred tax assets can be fully offset with deferred tax liabilities within the expiration window of the deferred tax assets, the Company has determined that it is more likely than not that its deferred tax assets will be utilized. As such, the Company has not set up a valuation allowance for its deferred tax assets as of December 31, 2019. Significant components of the Company’s net deferred tax assets are as follows:

	March 31, 2020	December 31, 2019
Deferred income tax assets:
Net operating loss carryforward	$219	$463
Share-based compensation	222	214
Investments	1,108	–
Other	8	7
Deferred income tax assets	1,557	684
Less: Valuation allowance	(1,037)	–
Deferred income tax assets net of valuation allowance	$520	$684

Deferred income tax liabilities:
Investments	$–	$789
Other	–	1
Deferred income tax liabilities	$–	$790

Net deferred income tax asset (liability)	$520	$(106)

As of March 31, 2020, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $1,044, which will be available to offset future taxable income. Approximately $525 of the Company’s NOLs will expire on December 31, 2039, while the remaining $519 of the Company’s NOLs do not expire under current tax law.

As of March 31, 2020, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

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

As of March 31, 2020, the Company has awards outstanding under both the 2014 Plan and the 2018 Plan.

Stock Options issued under the 2014 Plan

For the three months ended March 31, 2019, a total of 177,456 of the Company’s stock options expired unexercised. The stock options had a weighted average exercise price of $8.06 per share. The Company has not granted any stock options since April 4, 2014, and as of April 4, 2019, all stock options previously granted by the Company had expired unexercised. As a result, the Company did not have any employee stock options outstanding as of March 31, 2020.

Restricted Stock Units issued under both the 2014 and 2018 Plans

On May 29, 2015, the Company’s Board of Directors granted 20,500 RSUs to certain of its executive officers under the 2014 Plan. Each RSU granted entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest as follows: (i) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $10.00 per share; and (ii) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $12.00 per share. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. In connection with the Asset Sale and pursuant to the employment and resignation agreements entered into between the Company and its former executive officers, Douglas N. Raucy and Dean E. Stroud, a total of 16,500 RSUs issued under this grant to Messrs. Raucy and Stroud were cancelled and forfeited on December 2, 2019.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

The RSUs granted on December 15, 2017 will also vest in full as of the last date of service as a director of the Company should the director make himself available and consent to be nominated by the Company for continued service but is not nominated by the Board for election by the shareholders, other than for good reason as determined by the Board in its discretion. Accordingly, since Mr. Joshua Horowitz’s term as a director did not continue following the Company’s annual meeting of stockholders held on May 31, 2018, Mr. Horowitz’ 6,666 RSUs shares vested in full on May 31, 2018. Directors are required to maintain ownership of the shares purchased through the full five-year vesting period, except as set forth above.

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

Also, on August 22, 2018, the Company modified its compensation program for all non-employee directors of the Company, effective September 1, 2018. The modified compensation program allows for an annual grant of RSUs with a value of $40, vesting in five equal annual installments, beginning with the first anniversary of the grant date. Accordingly, on August 22, 2018 and again on August 13, 2019, the Board issued RSUs to each of the Company’s then serving non-employee directors, representing a value of $40 per director. The total number of RSUs granted were 34,284 on August 22, 2018 and 61,776 on August 13, 2019. Furthermore, on January 11, 2019, the Company’s Board appointed two new directors to the Board, Ambassador Rita Hayes and Dr. Marsha G. King, resulting in the issuance of 5,397 RSUs to each of these two directors, representing their pro-rata share of the RSU grant issued to each of the Company’s non-employee directors on an annual basis. The following table summarizes RSU activity for the three months ended March 31, 2020 and 2019.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2019	137,116	$6.27
Granted	10,794	4.94
Vested	–	–
Forfeited	–	–
Non-vested units, March 31, 2019	147,910	$6.18

Non-vested units, January 1, 2020	140,002	$5.93
Granted	–	–
Vested	(2,158)	4.94
Forfeited	–	–
Non-vested units, March 31, 2020	137,844	$5.94

Total stock-based compensation expense for each of the three months ended March 31, 2020 and 2019 was $52. As of March 31, 2020, total unrecognized stock compensation expense of $715 remains, which will be recognized through September 30, 2024. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense and has been included in net loss from continuing operations.

Warrants

For the quarter ended March 31, 2019, a total of 406,875 warrants expired having a weighted average exercise price of $9.69. For the quarters ended March 31, 2020 and 2019, warrants were neither granted nor exercised. As of March 31, 2020 the Company had 1,500,000 warrants outstanding with an exercise price of $15.00 which expire on February 24, 2022.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

8. Shareholders’ Equity

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 shares of the Preferred Stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share. Also, on March 26, 2018, we issued an additional 60,000 shares of Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018 when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Preferred Stock was on June 1, 2018. For each of the quarters ended March 31, 2020 and 2019, the Company declared dividends of $350, representing all quarterly amounts due on the Preferred Stock. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Preferred Stock per year. The Company’s Board of Directors declared the second quarter 2020 dividend on the shares of Series A Preferred Stock on May 14, 2020.

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

Trading of the shares commenced on March 22, 2018 on the Nasdaq Stock Market under the symbol “PIHPP”. Net proceeds received by the Company were approximately $16,500. The Company used $1,500 of the net proceeds to repurchase 60,000 shares of its Series B Preferred Stock from IWS Acquisition Corporation, as discussed under Note 9 – “Related Party Transactions,” with the remainder of the proceeds to be used to support organic growth, including spending for business development, sales and marketing and working capital, and for future potential acquisition opportunities.

A fund managed by Fundamental Global Investors, LLC, the Company’s largest shareholder, purchased an aggregate of 34,620 shares of the Series A Preferred Stock in the Company’s public offering of the shares, at the public offering price of $25.00 per share, including 31,680 shares purchased for a total of approximately $792 on February 28, 2018, the closing date of the offering, and 2,940 shares purchased for a total of approximately $74 on March 26, 2018 in connection with the underwriters’ exercise of their over-allotment option. In addition, CWA Asset Management Group, LLC, of which 50% is owned by Fundamental Global Investors, LLC, holds 33,519 shares of the Series A Preferred Stock for customer accounts (including 44 shares of the Series A Preferred Stock held by Mr. Cerminara in a joint account with his spouse) purchased at the public offering price in connection with the underwriters’ exercise of their over-allotment option. No discounts or commissions were paid to the underwriters on the purchase of these shares.

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

Investment in Limited Liability Company and Limited Partnership

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $341 as of March 31, 2020. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016.

As of March 31, 2020, the Company has invested $2,719 as a limited partner in FGI Metrolina Property Income Fund, LP (the “Fund”), which invests in real estate through a real estate investment trust which is wholly owned by the Fund. The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. Mr. Cerminara has also been designated as the Company’s principal executive officer. The Fund’s investment program is managed by FGI Funds Management LLC, an affiliate of FGI, which, with its affiliates, is the largest stockholder of the Company. The principals of FGI waived their share of fees associated with the Company’s investment in Metrolina. In 2018 and 2019, the principals of FGI waived $118 and $37 of fees that were owed by the Company. The Company’s investment represents an approximate 49% ownership stake in the Fund.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

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

As of December 31, 2019, the total assets of the Fund were approximately $6,849. Our maximum exposure to loss associated with our investment in the Fund was $2,719 as of March 31, 2020. The Company’s maximum exposure to loss associated with the Fund is limited to our investment; however, the Company has committed to invest up to $4,000 in the Fund. Our investment is reflected on our consolidated balance sheet under the heading Limited liability investments. Although it is not the Company’s intent, should the Company’s ownership percentage in the Fund exceed 50% of the total ownership interest in the Fund, we would be required to consolidate the Fund’s financial statements with our results in future periods as we would be deemed to have a controlling interest in the Fund.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement entered into upon closing of the Asset Sale, Fundamental Global Advisors LLC, a wholly-owned subsidiary of the Company (“Advisor”), was formed to provide investment advisory services to FedNat, which include identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay Advisor an annual fee of $100, all of which is paid for the benefit of the Company. FGI Funds Management, LLC, an affiliate of FGI, serves as the manager to the Advisor but does not receive any fees for its services other than those outlined in the Shared Services Agreement below. The term of the Investment Advisory Agreement is five years.

Shared Services Agreement

On March 31, 2020, the Company entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fundamental Global Management, LLC (“FGM”), an affiliate of FGI, pursuant to which FGM will provide the Company with certain services related to the day-to-day management of the Company, including assisting with regulatory compliance, evaluating the Company’s financial and operational performance, providing a management team to supplement the executive officers of the Company, and such other services consistent with those customarily performed by executive officers and employees of a public company (collectively, the “Services”). In exchange for the Services, the Company will pay FGM a fee of $456 per quarter (the “Shared Services Fee”), commencing in the second quarter of 2020, plus reimbursement of expenses incurred by FGM in connection with the performance of the Services, subject to certain limitations approved by the Company’s Board of Directors or Compensation Committee from time to time. On April 3, 2020, the Company made its initial quarterly payment of $456 under the Shared Services Agreement.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

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

In addition, neither FGIFM nor any of its affiliates may participate in a Sponsored Fund Transaction other than through FGAM unless FGIFM has first presented the opportunity to FGAM and either the Board of Managers or the Company has rejected such opportunity. Notwithstanding the foregoing, if such opportunity requires in excess of $5,000, FGIFM may offer amounts in excess of $5,000 to a third party, subject to certain conditions.

10. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020	2019
Basic and diluted:
Net income (loss) (in thousands)	$(8,297)	$98
Less: dividends declared on Series A Preferred Shares	(350)	(350)
Loss attributable to common shareholders	$(8,647)	$(252)
Weighted average common shares outstanding	6,067,845	6,012,764
Loss per share attributable to common shareholders	$(1.43)	$(0.04)

Net loss from continuing operations	$(8,297)	$(429)
Less: dividends declared on Series A Preferred Shares	(350)	(350)
Loss from continuing operations attributable to common shareholders	$(8,647)	$(779)
Weighted average common shares outstanding	6,067,845	6,012,764
Loss per common share from continuing operations	$(1.43)	$(0.13)

Net income from discontinued operations, net of income taxes	$–	$527
Weighted average common shares outstanding	–	6,012,764
Earnings per common share from discontinued operations	$–	$0.09

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

The following potentially dilutive securities outstanding as of March 31, 2020 and 2019 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of March 31,
	2020	2019
Options to purchase common stock	–	177,456
Warrants to purchase common stock	1,500,000	1,906,875
Restricted stock units	137,844	146,591
	1,637,844	2,230,922

11. Accumulated Other Comprehensive Income (Loss)

The table below details the change in the balance of each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020	2019
Unrealized gains (losses) on available-for-sale securities:
Balance, January 1	$–	$(729)
Other comprehensive income before reclassifications	–	1,105
Amounts reclassified from accumulated other comprehensive income	–	21
Income taxes	–	(215)
Net current-period other comprehensive income	–	911
Reclassifications due to adoption of new accounting standards	–	(104)
Balance, March 31	$–	$78

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

Financial instruments measured at fair value as of March 31, 2020 and December 31, 2019 in accordance with this guidance are as follows.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

	Level 1	Level 2	Level 3	Total
As of March 31, 2020
Equity securities:
Common stock	$20,355	$–	$–	$20,355

As of December 31, 2019
Equity securities:
Common stock	$29,487	$–	$–	$29,487

13. Commitments and Contingencies

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

Rent expense for the Company’s office leases is recognized on a straight-line basis over the term of the lease. Rent expense was $7 and $122 for the three months ended March 31, 2020 and 2019, respectively. The entirety of rent expense for the three months ended March 31, 2019 has been included as part of net income from discontinued operations, as it was associated with the operations of the Maison Business, sold on December 2, 2019.

Impact of the Coronavirus (COVID-19) Pandemic:

We continue to monitor the impact of the coronavirus (COVID-19) global pandemic on our operations. In the United States, many state and local governmental authorities (including the state of Florida, where our principal executive office is located) have, based on local conditions, either mandated or recommended actions to slow the transmission of COVID-19. These measures range from limitations on social gatherings, together with closures of non-essential businesses, to prohibitions or restrictions on travel and mandatory shelter-in-place orders. Governments in non-U.S. jurisdictions have also implemented shelter-in-place orders, quarantines, work restrictions and significant restrictions on travel.

The pandemic and associated responsive measures have resulted in significant disruption of the global economy, leading to extreme volatility in global financial markets and disruptions to capital and credit markets. Economists are forecasting that the economic downturn resulting from the pandemic may be of an extended duration and lead to a global recession. There is also uncertainty surrounding when and how the global economy may be fully reopened.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. Adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment could harm our business and our business strategy. In addition, we may experience significant losses related to the value of our investment in shares of FedNat common stock to the extent the pandemic negatively impacts FedNat’s business. While we do not anticipate any material impact to our business operations as a result of the pandemic, in the event of a major disruption caused by the pandemic, we may lose the services of our employees, experience system interruptions or face challenges accessing the capital or credit markets, which could lead to diminishment of our business operations. Any of the foregoing could harm our business and delay the implementation of our business strategy. Management is actively monitoring the impact of the pandemic on the Company’s financial condition, liquidity, operations, industry and workforce. Given the daily evolution of the pandemic and the global responses to curb the spread of COVID-19, the Company is not able to estimate the effects of COVID-19 on its results of operations, financial condition or liquidity for fiscal year 2020 and beyond.

1347 PROPERTY INSURANCE HOLDINGS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report for the year ended December 31, 2019 on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

Unless context denotes otherwise, the terms “Company,” “we,” “us,” and “our,” refer to 1347 Property Insurance Holdings, Inc., and its subsidiaries. Except where noted otherwise, all dollar amounts have been reported in thousands.

Cautionary Note about Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “can,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “evaluate,” “forecast,” “goal,” “guidance,” “indicate,” “intend,” “likely,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probable,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “view,” “will,” “would,” “will be,” “will continue,” “will likely result” or the negative thereof or other variations thereon or comparable terminology. In particular, discussions and statements regarding the Company’s future business plans and initiatives are forward-looking in nature. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these to be reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, and may impact our ability to implement and execute on our future business plans and initiatives. You should be aware that many of the risks listed below were, and are expected to continue to be, exacerbated by the COVID-19 pandemic.

Management cautions that the forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation: risks associated with our limited business operations since the closing of the Asset Sale; risks associated with our inability to identify and realize business opportunities, and the undertaking of any new such opportunities, following the Asset Sale; our ability to spend or invest the net proceeds from the Asset Sale in a manner that yields a favorable return; general conditions in the global economy, including the impact of health and safety concerns from the current COVID-19 pandemic; our lack of operating history or established reputation in the reinsurance industry; our inability to obtain or maintain the necessary approvals to operate reinsurance subsidiaries; risks associated with operating in the reinsurance industry, including inadequately priced insured risks, credit risk associated with brokers we may do business with, and inadequate retrocessional coverage; our inability to execute on our investment and investment management strategy, including our strategy to invest in real estate assets; potential loss of value of investments; risk of becoming an investment company; fluctuations in our short-term results as we implement our new business strategy; risks of not having a Chief Executive Officer and being unable to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; our limited operating history as a publicly traded company; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; potential conflicts of interest between us and our directors and executive officers; the impact of the COVID-19 pandemic on the business of FedNat Holding Company; continued volatility or further decline of the shares of FedNat Holding Company common stock received by us as consideration in the Asset Sale or limitations and restrictions with respect to our ownership of such shares; risks of being a minority stockholder of FedNat Holding Company; and risks of our inability to continue to satisfy the continued listing standards of the Nasdaq following completion of the Asset Sale. Our expectations and future plans and initiatives may not be realized. If one of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. You are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements are made only as of the date hereof and do not necessarily reflect our outlook at any other point in time. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect new information, future events or developments.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Overview

1347 Property Insurance Holdings, Inc. (“PIH”, the “Company”, “we”, or “us”) is a holding company which previously specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to the offering, we were a wholly- owned subsidiary of Kingsway America Inc., which, in turn, is a wholly-owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. As of March 31, 2020, KFSI and its affiliates held warrants that, if exercised, would cause KFSI and its affiliates to hold an approximate 20% ownership interest in our common stock. In addition, as of March 31, 2020, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 45% of our outstanding shares of common stock and, as of May 12, 2020, beneficially owned approximately 50% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors and our designated principal executive officer, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

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

As consideration for the Asset Sale, FedNat paid the Company $51,000, consisting of $$25,500 in cash and $25,500 in FedNat’s common stock, or 1,773,102 shares of common stock. The stock consideration was determined by dividing $25,500 by the weighted average closing price per share of FedNat’s common stock on the Nasdaq Stock Market during the 20-trading day period immediately preceding December 2, 2019. In addition, upon the closing of the Asset Sale, $18,000 of outstanding surplus note obligations payable by Maison to the Company, plus all accrued but unpaid interest, was repaid to the Company.

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

Transition Services Agreement

To facilitate the transition following the Asset Sale, the Company and FedNat entered into a Transition Services Agreement, pursuant to which the Company has agreed to provide certain transition accounting services to FedNat and Maison, MMI and ClaimCor, as requested, and FedNat has agreed to arrange for certain prior employees of the Company who became employees of the FedNat in connection with the Asset Sale to provide transition accounting services to the Company, as requested, on the terms and conditions set forth in the Transition Services Agreement.

Business Going Forward

The Company is implementing business plans to operate as a diversified holding company of reinsurance and investment management businesses. Subject to the approval of the Company’s stockholders at the Company’s 2020 Annual Meeting, the Company intends to change its name to “Fundamental Global Financial Corporation” to align with its future business plans. Fundamental Global Financial Corporation (“FGFC”) plans to carry out its business through three primary avenues, insurance, asset management, and real estate. The Company also intends to change the ticker symbols for its common stock and 8.00% cumulative preferred stock, Series A, and has reserved with Nasdaq the ticker symbols “FGI” and “FGIPP,” respectively.

Insurance:

The Company is in the process of forming a wholly-owned reinsurance subsidiary, Fundamental Global Reinsurance Ltd., to provide specialty property and casualty reinsurance. Fundamental Global Reinsurance Ltd. is expected to have a Class B (iii) insurer license in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto and will be subject to regulation by the Cayman Islands Monetary Authority.

Asset Management:

The Company has formed a wholly-owned subsidiary, Fundamental Global Advisors, LLC, to serve as an investment advisor to FedNat Holding Company under the investment advisory agreement entered into at the closing of the Asset Sale. In addition, the Company has formed Fundamental Global Asset Management, LLC, a joint venture with Fundamental Global Investors, LLC, to sponsor investment advisors that will manage private funds ranging the full spectrum of alternative equities, fixed income, private equity and real estate. FGFC will seek to benefit from the growth of the assets under management of the investment advisors it sponsors and the performance of the funds they manage.

Real Estate:

FGFC plans to purchase controlling interests in income producing real estate assets. FGFC will seek to benefit from underlying rental income on long-term leases with high quality tenants as well as the capital appreciation from the underlying real estate assets.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Impact of the Coronavirus (COVID-19) Pandemic

We continue to monitor the impact of the coronavirus (COVID-19) global pandemic on our operations. In the United States, many state and local governmental authorities (including the state of Florida, where our principal executive office is located) have, based on local conditions, either mandated or recommended actions to slow the transmission of COVID-19. These measures range from limitations on social gatherings, together with closures of non-essential businesses, to prohibitions or restrictions on travel and mandatory shelter-in-place orders. Governments in non-U.S. jurisdictions have also implemented shelter-in-place orders, quarantines, work restrictions and significant restrictions on travel.

The pandemic and associated responsive measures have resulted in significant disruption of the global economy, leading to extreme volatility in global financial markets and disruptions to capital and credit markets. Economists are forecasting that the economic downturn resulting from the pandemic may be of an extended duration and lead to a global recession. There is also uncertainty surrounding when and how the global economy may be fully reopened.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. Adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment could harm our business and our business strategy. In addition, we may experience significant losses related to the value of our investment in shares of FedNat common stock to the extent the pandemic negatively impacts FedNat’s business. While we do not anticipate any material impact to our business operations as a result of the pandemic, in the event of a major disruption caused by the pandemic, we may lose the services of our employees, experience system interruptions or face challenges accessing the capital or credit markets, which could lead to diminishment of our business operations. Any of the foregoing could harm our business and delay the implementation of our business strategy. Management is actively monitoring the impact of the pandemic on the Company’s financial condition, liquidity, operations, industry and workforce. Given the daily evolution of the pandemic and the global responses to curb the spread of COVID-19, the Company is not able to estimate the effects of COVID-19 on its results of operations, financial condition or liquidity for fiscal year 2020 and beyond.

Critical Accounting Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the application of policies and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the valuation of fixed income and equity securities, the valuation of net deferred income taxes, the valuation of deferred policy acquisition costs and stock-based compensation expense.

Discontinued Operations

On December 2, 2019, we sold all of the issued and outstanding equity of Maison, MMI and ClaimCor. As a result, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. Certain transactions between the Company and its subsidiaries, which have historically been eliminated upon consolidation, are shown on a gross basis in the accompanying financial statements as such transactions have occurred between discontinued operations and those operations which the Company intends to continue to utilize. These items include surplus notes in the amount of $18,000 plus accrued interest, all of which was settled upon the closing of the Asset Sale. These notes, which had been issued by Maison to the Company, have been reflected as both an asset of continuing operations and liability of discontinued operations on any of the Company’s consolidated balance sheets presented prior to December 2, 2019. Interest associated with these surplus notes has been recorded as part of net investment income from continuing operations as well as interest expense as part of discontinued operations on the Company’s consolidated statement of operations for the three months ended March 31, 2019. Similarly, amounts due from the Company to Maison upon the assignment of certain of Maison’s investments to the Company have been reflected as an asset of continuing operations under the heading “Limited liability investments”, as well as a corresponding liability under the heading “Due to affiliates” on the Company’s consolidated balance sheets prior to the closing of the Asset Sale. Pursuant to the terms of the Purchase Agreement, this assignment of investments was settled, in cash, just prior to closing of the transaction. All other significant intercompany balances and transactions have been eliminated upon consolidation.

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

The Company performs a quarterly analysis of its investment portfolio to determine if declines in market value are other-than-temporary. Further information regarding its detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 5 – “Investments” to the consolidated financial statements in Part I, Item 1 of this report.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

New Accounting Pronouncements

See Note 3 – “Recently Adopted and Issued Accounting Standards” to the consolidated financial statements included in Part I, Item 1 of this report for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition

As of March 31, 2020 compared to December 31, 2019

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

The table below summarizes, by type, the Company’s investments as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Type of Investment
Equity securities:
FNHC common stock	$20,355	83.2%	$29,487	88.0%
Limited liability investments	4,100	16.8%	4,005	12.0%
Total investments	$24,455	100.0%	$33,492	100.0%

As of May 12, 2020, the estimated fair value of the Company’s 1,773,102 shares of FedNat common stock was $19,930.

The Company’s limited liability investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company had a total potential commitment of $935 related to these investments, of which the two entities have drawn down approximately $776 through March 31, 2020. The limited liability company is managed by Argo Management Group, LLC, an entity which is wholly-owned by KFSI. The Company has accounted for these two investments at cost, as the investments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the investments or the underlying privately-owned companies. For the three months ended March 31, 2020 and 2019, the Company received profit distributions of $88 and $0 on these investments, respectively.

Additionally, on June 18, 2018, Maison invested $2,219 in FGI Metrolina Property Income Fund, LP (the “Fund”), which invests in real estate through a real estate investment trust which is wholly-owned by the Fund. The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. Mr. Cerminara has also been designated as the Company’s principal executive officer. The Company, a limited partner of the Fund, does not have a controlling financial interest in the Fund, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 49%. Accordingly, the Company has accounted for this investment under the equity method of accounting, with any unrealized gains or losses on the investment recorded in income. The Company has committed to a total potential investment of up to $4,000 in the Fund. As of March 31, 2020, the total amount invested in the Fund was $2,719, while the carrying amount on the Company’s balance sheet was $3,324. The principals of FGI waived their share of fees associated with the Company’s investment in Metrolina. In 2018 and 2019, the principals of FGI waived $118 and $37 of fees that were owed by the Company.

Pursuant to the terms of the Purchase Agreement, Maison assigned all of its right, title and interest in each of the limited liability investments to the Company in exchange for the statutory carrying value of each investment (approximately $4,200). Accordingly, these investments have been included on the Company’s consolidated balance sheets as of March 31, 2020 and December 31, 2019 as part of continuing operations. Investment income resulting from the Company’s limited liability investments has also been included in net investment income (loss) as part of continuing operations, on the Company’s consolidated statements of operations for the three months ended March 31, 2020 and 2019.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Other-Than-Temporary Impairment

The Company performs a quarterly analysis of its investments to determine if declines in market value are other-than-temporary. Further information regarding the Company’s detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 5 – “Investments,” to the consolidated financial statements in Part I, Item 1 of this report.

We have not recorded a write-down for an other-than-temporary impairment on the equity investments listed in the table above.

Current Income Taxes Recoverable

Current income taxes recoverable were $1,824 as of March 31, 2020, compared to $1,265 as of December 31, 2019, representing the estimate of both the Company’s state and federal income taxes due as of each date, less estimated payments made.

Net Deferred Taxes

The Company’s net deferred taxes increased from a net liability of $106 as of December 31, 2019 to a net deferred asset of $520 as of March 31, 2020. The significant components of the Company’s net deferred taxes at each date are as follows:

	March 31, 2020	December 31, 2019
Deferred income tax assets:
Net operating loss carryforward	$219	$463
Share-based compensation	222	214
Investments	1,108	–
Other	8	7
Deferred income tax assets	1,557	684
Less: Valuation allowance	(1,037)	–
Deferred income tax assets net of valuation allowance	$520	$684

Deferred income tax liabilities:
Investments	$–	$789
Other	–	1
Deferred income tax liabilities	$–	$790

Net deferred income tax asset (liability)	$520	$(106)

Other Assets

Other assets increased $128, to $316 as of March 31, 2020, compared to $188 as of December 31, 2019. The major components of other assets, and the change therein, are as follows:

	March 31, 2020	December 31, 2019	Change
Other Assets
Amount due under Investment Advisory Agreement with FedNat	$–	$35	$(35)
Amount due under Transition Services Agreement with FedNat	–	8	(8)
Prepaid expenses	305	142	163
Other	11	3	8
Total	$316	$188	$128

Accounts Payable

Accounts payable increased $6, to $406 as of March 31, 2020, compared to $400 as of December 31, 2019 as a result of unpaid professional fees associated with the formulation and implementation of our new business strategy.

Related Party Transactions

Dollar amounts included in Related Party Transactions section are presented in thousands, except as otherwise specified.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Investment in Limited Partnership and Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $341 as of March 31, 2020. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016.

As of December 31, 2019, the Company has invested $2,719 as a limited partner in Metrolina Property Income Fund, LP (the “Fund”). The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. Mr. Cerminara has also been designated as the principal executive officer of the Company. As of March 31, 2020, the Company’s investment represents a 49% ownership stake in the Fund. The principals of FGI waived their share of fees associated with the Company’s investment in Metrolina. In 2018 and 2019, the principals of FGI waived $118 and $37 of fees that were owed by the Company.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement entered into upon closing of the Asset Sale, Fundamental Global Advisors LLC, a wholly-owned subsidiary of the Company (“Advisor”), was formed to provide investment advisory services to FedNat, which include identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay Advisor an annual fee of $100, all of which is paid for the benefit of the Company. FGI Funds Management, LLC, an affiliate of FGI, serves as the manager to the Advisor but does not receive any fees for its services other than those outlined in the Shared Services Agreement below. The term of the Investment Advisory Agreement is five years.

Shared Services Agreement

On March 31, 2020, the Company entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fundamental Global Management, LLC (“FGM”), an affiliate of FGI, pursuant to which FGM will provide the Company with certain services related to the day-to-day management of the Company, including assisting with regulatory compliance, evaluating the Company’s financial and operational performance, providing a management team to supplement the executive officers of the Company, and such other services consistent with those customarily performed by executive officers and employees of a public company (collectively, the “Services”). In exchange for the Services, the Company will pay FGM a fee of $456 per quarter (the “Shared Services Fee”), commencing in the second quarter of 2020, plus reimbursement of expenses incurred by FGM in connection with the performance of the Services, subject to certain limitations approved by the Company’s Board of Directors or Compensation Committee from time to time. On April 3, 2020, the Company made its initial quarterly payment of $456 under the Shared Services Agreement.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

In addition, neither FGIFM nor any of its affiliates may participate in a Sponsored Fund Transaction other than through FGAM unless FGIFM has first presented the opportunity to FGAM and either the Board of Managers or the Company has rejected such opportunity. Notwithstanding the foregoing, if such opportunity requires in excess of $5,000, FGIFM may offer amounts in excess of $5,000 to a third party, subject to certain conditions.

Shareholders’ Equity

Dollar amounts included in Shareholders’ Equity are presented in thousands, except as otherwise specified.

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 preferred shares designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). Also, on March 26, 2018, we issued an additional 60,000 shares of Series A Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and will be payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018, when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Series A Preferred Stock was on June 1, 2018. For each of the quarters ended March 31, 2020 and 2019, the Board of Directors declared dividends totaling $350, representing all quarterly amounts due for the Preferred Stock. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. The Company’s Board of Directors declared the second quarter 2020 dividend on the shares of Series A Preferred Stock on May 14, 2020.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Change in Shareholders’ Equity

The table below presents the primary drivers behind the changes to total shareholders’ equity for the three months ended March 31, 2020 and 2019.

	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity
Balance, January 1, 2019	700,000	6,012,764	151,359	$62,747
Adoption of new accounting standards	–	–	–	10
Stock compensation expense	–	–	–	52
Dividends declared on Series A Preferred Shares	–	–	–	(350)
Net income	–	–	–	98
Unrealized gains on investment portfolio (net of income taxes)	–	–	–	911
Balance, March 31, 2019	700,000	6,012,764	151,359	$63,468

Balance, January 1, 2020	700,000	6,065,948	151,359	$62,915
Stock compensation expense	–	2,158	–	52
Dividends declared on Series A Preferred Stock	–	–	–	(350)
Net loss	–	–	–	(8,297)
Balance, March 31, 2020	700,000	6,068,106	151,359	$54,320

Results of Operations

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Dollar amounts included in the Results of Operations are presented in thousands, except as otherwise specified.

Net Investment Income (Loss)

Net investment income decreased from $456 to $(8,706) for the three months ended March 31, 2020 and 2019, respectively, primarily as a result of unrealized holding losses on the 1,773,102 shares of FNHC common stock which the Company received upon the closing of the Asset Sale. Net investment income (loss) for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
Investment income:
Unrealized holding loss on FNHC common stock	$(9,132)	$–
Dividend income from FNHC common stock	160	–
Income from limited liability investments	182	–
Interest on surplus notes issued by Maison	–	449
Other	84	10
Gross investment income (loss)	(8,706)	459
Investment expenses	–	(3)
Net investment income (loss)	$(8,706)	$456

The Company has also included investment income associated with its fixed income and equity securities portfolio in discontinued operations, net of income taxes on the Company’s consolidated statement of operations for the three months ended March 31, 2019 as this portfolio was sold by the Company in connection with the Asset Sale on December 2, 2019. See Note 2 – “Significant Accounting Policies” to the consolidated financial statements in Part I, Item 1 of this report for additional information.

Other Income

Other income was $29 compared to $0 for the three months ended March 31, 2020 and 2019, respectively, and is comprised of fees earned under the Investment Advisory and Transition Services Agreements between the Company and FedNat.

General and Administrative Expenses

General and administrative expenses decreased by $148 to $805 for the three months ended March 31, 2020, compared to $953 for the three months ended March 31, 2019. The decrease was primarily due to a reduction in professional fees when comparing quarters.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Income Tax Expense

Our effective tax rate varies from the statutory federal income tax rates as shown in the following table.

	Three months ended March 31,
	2020	2019
Income tax expense (benefit) at statutory income tax rate of 21%	$(1,991)	$30
Valuation allowance for deferred tax assets deemed unrealizable	1,037	–
Rate differential due to CARES Act	(214)	–
State income tax (net of federal tax benefit)	–	(23)
Share-based compensation	–	36
Other	(17)	4
Income tax expense (benefit)	$(1,185)	$47

Income tax benefit–from continuing operations	$(1,185)	$(68)
Income tax expense–from discontinued operations	$–	$115

For the three months ended March 31, 2020, the Company recorded an unrealized loss of $9,132 on its investment of FedNat common stock and has also recorded a valuation allowance of approximately $1,037 against the deferred tax asset generated from this unrealized loss due to the uncertain nature surrounding our ability to realize this tax benefit. Also, as a result of the passage of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company recorded a credit of $214 against its income tax expense for the quarter ended March 31, 2020, due to a provision in the CARES Act which allows for the five-year carryback of net operating losses. Prior to the passage of the CARES Act, these net operating losses were only available to offset future taxable income generated by the Company.

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2020 and 2019 is as shown in the following table.

	Three months ended March 31,
	2020	2019
Net loss from continuing operations	$(8,297)	$(429)
Income from discontinued operations, net of income taxes	–	527
Net income (loss)	$(8,297)	$98

Diluted earnings (loss) per common share
Continuing operations	$(1.43)	$(0.13)
Discontinued operations	–	0.09
Attributable to common shareholders	$(1.43)	$(0.04)

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

Cash consideration from FedNat	$25,500
Cash from FedNat to repay outstanding surplus note obligations	18,728
Capital contribution from the Company to the Maison Business to meet GAAP book value requirement	(9,057)
Transaction bonuses paid to current and former executive officers of the Company	(605)
Company acquisition of the Funds from Maison	(3,218)
Payment of intercompany federal tax obligations	(3,702)
Payment of transaction expenses directly associated with the Asset Sale	(2,868)
Net cash proceeds	$24,778

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020	2019
Summary of Cash Flows
Cash and cash equivalents – January 1	$28,509	$30,902

Net cash provided (used) by operating activities	(491)	1,724
Net cash used by investing activities	–	(5,974)
Net cash used by financing activities	(350)	(360)
Net decrease in cash and cash equivalents	(841)	(4,610)

Cash and cash equivalents – March 31	$27,668	$26,292

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Many of the risks identified in Part I, Item A. Risk Factors to our annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020 (the “2019 Form 10-K”), are, and will be further, exacerbated by the impact of the COVID-19 pandemic and the actions being taken by governmental entities, businesses, individuals and others in response to the pandemic. Other than as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors to the 2019 Form 10-K.

Unfavorable global economic conditions, including as a result of the COVID-19 pandemic, could adversely affect our business, financial condition or results of operations.

Our business, financial condition or results of operations, as well as the implementation of our new business strategy, could be adversely affected by general conditions in the global economy that are outside of our control, such as the impact of the current COVID-19 coronavirus pandemic (“COVID-19”). The COVID-19 pandemic and associated responsive measures taken by international, federal, state and local governments have resulted in significant disruption of the global economy, leading to extreme volatility in global financial markets and disruptions to capital and credit markets. Economists are forecasting that the economic downturn resulting from the pandemic may be of an extended duration and lead to a global recession. There is also uncertainty surrounding when and how the global economy may be fully reopened. A severe or prolonged economic downturn or recession could result in a variety of risks to our business and delay the implementation of our new business strategy.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. Adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment could harm our business and our business strategy. In addition, we may experience significant losses related to the value of our investment in shares of FedNat common stock to the extent the pandemic negatively impacts FedNat’s business. While we do not anticipate any material impact to our business operations as a result of the pandemic, in the event of a major disruption caused by the pandemic, we may lose the services of our employees, experience system interruptions or face challenges accessing the capital or credit markets, which could lead to diminishment of our business operations. Any of the foregoing could harm our business and delay the implementation of our business strategy.

Management is actively monitoring the impact of the pandemic on the Company’s financial condition, liquidity, operations, industry and workforce. Given the daily evolution of the pandemic and the global responses to curb the spread of COVID-19, the Company is not able to estimate the effects of COVID-19 on its results of operations, financial condition or liquidity for fiscal year 2020.

1347 PROPERTY INSURANCE HOLDINGS, INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
3.2	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation, effective December 17, 2019 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on December 17, 2019).
3.3	Third Amended and Restated Bylaws of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.3 of Registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2020).
3.4	Certificate of Designations of Cumulative Preferred Stock, Series A, of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2018).
10.1	Shared Services Agreement, dated March 31, 2020, by and between 1347 Property Insurance Holdings, Inc. and Fundamental Global Management, LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2020).
10.2	Limited Liability Company Agreement of Fundamental Global Asset Management, LLC, dated March 31, 2020 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2020).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith.

** Furnished herewith.

1347 PROPERTY INSURANCE HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	May 14, 2020	By:	/s/ D. Kyle Cerminara
D. Kyle Cerminara
(principal executive officer)

Date:	May 14, 2020	By:	/s/ John S. Hill
John S. Hill, Executive Vice President, Secretary and Chief Financial Officer
(principal financial officer and principal accounting officer)

