Form 10-Q
period 2020-06-30
1347 Property Insurance Holdings, Inc.
filed 2020-08-14
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2020 was 6,068,106.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1347 PROPERTY INSURANCE HOLDINGS, INC.

Consolidated Balance Sheets

($ in thousands, except share and per share data)

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Equity securities, at fair value (cost basis of $25,500 as of both periods)	$19,628	$29,487
Limited liability investments	4,009	4,005
Cash and cash equivalents	25,638	28,509
Current income taxes recoverable	1,824	1,265
Other assets	722	188
Total assets	$51,821	$63,454

LIABILITIES
Accounts payable	$294	$400
Deferred tax liability, net	–	106
Other liabilities	76	33
Total liabilities	$370	$539

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 700,000 shares issued and outstanding as of both periods	$17,500	$17,500
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,219,465 and 6,217,307 shares issued as of June 30, 2020 and December 31, 2019, respectively, and 6,068,106 and 6,065,948 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	6	6
Additional paid-in capital	46,858	46,754
Accumulated deficit	(11,904)	(336)
	52,460	63,924
Less: treasury stock at cost; 151,359 shares for both periods	(1,009)	(1,009)
Total shareholders’ equity	51,451	62,915
Total liabilities and shareholders’ equity	$51,821	$63,454

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

($ in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue:
Net investment income (loss)	$(571)	$277	$(9,277)	$734
Other income	25	–	54	–
Total revenue	(546)	277	(9,223)	734

Expenses:
General and administrative expenses	1,505	688	2,310	1,641
Total expenses	1,505	688	2,310	1,641

Loss from continuing operations before income tax benefit	(2,051)	(411)	(11,533)	(907)
Income tax expense (benefit)	520	(83)	(665)	(150)
Net loss from continuing operations	(2,571)	(328)	(10,868)	(757)
Net loss from discontinued operations, net of income taxes	–	(4,204)	–	(3,677)
Net loss	$(2,571)	$(4,532)	$(10,868)	$(4,434)

Dividends declared on Series A Preferred Shares	350	350	700	700
Loss attributable to common shareholders	$(2,921)	$(4,882)	$(11,568)	$(5,134)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(0.48)	$(0.11)	$(1.91)	$(0.24)
Discontinued operations	–	(0.70)	–	(0.61)
Loss per share attributable to common shareholders	$(0.48)	$(0.81)	$(1.91)	$(0.85)

Weighted average common shares outstanding:
Basic and diluted	6,068,106	6,012,764	6,067,975	6,012,764

Consolidated Statement of Comprehensive Income (Loss)

Net loss	$(2,571)	$(4,532)	$(10,868)	$(4,434)
Unrealized gains on investments available for sale, net of income taxes	–	964	–	1,875
Comprehensive loss	$(2,571)	$(3,568)	$(10,868)	$(2,559)

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

($ in thousands, except share amounts)

	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2019	700,000	$17,500	6,012,764	$6	151,359	$(1,009)	$46,340	$639	$(729)	$62,747
Cumulative effect of adoption of Topic 842	–	–	–	–	–	–	–	10	–	10
Cumulative effect of adoption of ASU 2016-01	–	–	–	–	–	–	–	104	(104)	–
Stock based compensation	–	–	–	–	–	–	52	–	–	52
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	–	(350)
Net income	–	–	–	–	–	–	–	98	–	98
Other comprehensive income	–	–	–	–	–	–	–	–	911	911
Balance, March 31, 2019	700,000	$17,500	6,012,764	$6	151,359	$(1,009)	$46,392	$501	$78	$63,468

Stock based compensation	–	–	–	–	–	–	51	–	–	51
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	–	(350)
Net loss	–	–	–	–	–	–	–	(4,532)	–	(4,532)
Other comprehensive income	–	–	–	–	–	–	–	–	964	964
Balance, June 30, 2019	700,000	$17,500	6,012,764	$6	151,359	$(1,009)	$46,443	$(4,381)	$1,042	$59,601

Balance, January 1, 2020	700,000	$17,500	6,065,948	$6	151,359	$(1,009)	$46,754	$(336)	$–	$62,915
Stock based compensation	–	–	2,158	–	–	–	52	–	–	52
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	–	(350)
Net loss	–	–	–	–	–	–	–	(8,297)	–	(8,297)
Balance, March 31, 2020	700,000	$17,500	6,068,106	$6	151,359	$(1,009)	$46,806	$(8,983)	$–	$54,320

Stock based compensation	–	–	–	–	–	–	52	–	–	52
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	–	(350)
Net loss	–	–	–	–	–	–	–	(2,571)	–	(2,571)
Balance, June 30, 2020	700,000	$17,500	6,068,106	$6	151,359	$(1,009)	$46,858	$(11,904)	$–	$51,451

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC.

Consolidated Statement of Cash Flows

(Unaudited)

($ in thousands)

	Six months ended June 30,
	2020	2019
Cash provided by (used in):
Operating activities:
Net loss	$(10,868)	$(4,434)
Net loss from discontinued operations, net of income taxes		3,677
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Net unrealized holding loss on equity investments	9,764	–
Net deferred income taxes	(106)	(99)
Stock compensation expense	104	103
Changes in operating assets and liabilities:
Accrued interest on surplus notes due from affiliate	–	(913)
Current income taxes recoverable	(559)	137
Prepaid expenses and other assets	(534)	(43)
Accounts payable and other liabilities	(63)	394
Amounts due to affiliates	–	1,413
Net cash provided (used) by operating activities – continuing operations	(2,262)	235
Net cash provided by operating activities – discontinued operations	–	(216)
Net cash provided (used) by operating activities	(2,262)	19

Investing activities:
Net purchases of furniture and equipment	–	(3)
Proceeds from limited liability investment	91	–
Purchase of limited liability investments from subsidiary	–	(894)
Net cash provided (used) by investing activities – continuing operations	91	(897)
Net cash provided by investing activities – discontinued operations	–	3,560
Net cash provided by investing activities	91	2,663

Financing activities:
Payment of dividends on preferred shares	(700)	(700)
Net cash used by financing activities – continuing operations	(700)	(700)
Net cash used by financing activities – discontinued operations	–	(21)
Net cash used by financing activities	(700)	(721)

Net increase (decrease) in cash and cash equivalents	(2,871)	1,961
Cash and cash equivalents at beginning of period	28,509	30,902
Cash and cash equivalents at end of period	$25,638	$32,863

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$61
Cash paid for interest	–	7

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

1. Nature of Business

1347 Property Insurance Holdings, Inc. (“PIH”, the “Company”, “we”, or “us”) is a holding company which previously specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to the offering, we were a wholly- owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. As of June 30, 2020, KFSI and its affiliates held warrants that, if exercised, would cause KFSI and its affiliates to hold an approximate 20% ownership interest in our common stock. In addition, as of June 30, 2020, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 50.1% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

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

On July 14, 2020, the Company transferred 156,000 shares of FedNat common stock at $10.63 per share to Fundamental Global Reinsurance Ltd., a Cayman Islands limited liability company and wholly-owned subsidiary of the Company, as a capital contribution for no consideration. Following the transfer, the Company directly holds 1,617,102 shares of FedNat common stock.

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

Transition Services Agreement

To facilitate the transition following the Asset Sale, the Company and FedNat entered into a Transition Services Agreement, pursuant to which the Company agreed to provide certain transition accounting services to FedNat, Maison, MMI and ClaimCor, as requested, and FedNat agreed to arrange for certain prior employees of the Company who became employees of FedNat in connection with the Asset Sale to provide transition accounting services to the Company, as requested, on the terms and conditions set forth in the Transition Services Agreement. Although the Transition Services Agreement remains in effect until December 2020, the Company does not anticipate that any further services will be provided by either the Company or FedNat under the agreement going forward.

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

Insurance:

The Company has formed a wholly-owned reinsurance subsidiary, Fundamental Global Reinsurance Ltd. (“FGRe”), a Cayman Islands limited liability company, to provide specialty property and casualty reinsurance. FGRe has been granted a Class B (iii) insurer license in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto and is subject to regulation by the Cayman Islands Monetary Authority (the “Authority”). The terms of the license require FGRe to receive a capital infusion in the amount of $5,000, which the Company effected in July 2020 via the transfer of 156,000 shares of FedNat common stock from the Company along with approximately $3,300 in cash. The terms of the insurer license also require advance approval from the Authority should FGRe wish to enter into any reinsurance agreements which are not fully collateralized to their aggregate exposure limit. The Company intends to write only fully collateralized agreements in the near term.

Asset Management:

The Company has formed a wholly owned subsidiary, Fundamental Global Advisors, LLC, to serve as an investment advisor to FedNat under the investment advisory agreement entered into at the closing of the Asset Sale. In addition, the Company has formed Fundamental Global Asset Management, LLC, a joint venture with Fundamental Global Investors, LLC, which intends to sponsor investment advisors that will manage private funds ranging the full spectrum of alternative equities, fixed income, private equity and real estate. FGFC will seek to benefit from the growth of the assets under management of the investment advisors it sponsors and the performance of the funds they manage. See Note 9 – “Related Party Transactions” for more information about the joint venture.

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

Appointment of Interim Chief Executive Officer

Effective June 17, 2020, the Company’s Board appointed Larry G. Swets Jr., a current director of the Board, as the Company’s Interim Chief Executive Officer. Mr. Swets replaced D. Kyle Cerminara as the Company’s principal executive officer. Mr. Cerminara continues to serve as the Chairman of the Board of the Company.

On June 18, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) by and between the Company and Itasca Financial LLC (“Itasca Financial”), an advisory and investment firm founded by Mr. Swets in 2005, with it being agreed that Mr. Swets would be providing the services described on behalf of Itasca Financial. The Consulting Agreement provides that Mr. Swets act as the Company’s Interim Chief Executive Officer. As Interim Chief Executive Officer, Mr. Swets is performing services and duties as required by the Board, to whom he reports.

In consideration for the services, the Company is paying Itasca Financial $46 per month during the term of the Consulting Agreement, which will terminate on the earlier of (i) the Company’s hiring of a new Chief Executive Officer or (ii) the six-month anniversary of the commencement date. Mr. Swets will forgo the compensation of board fees while serving as consultant, with the Company to resume board and committee fees immediately after the end of the term of the Consulting Agreement or upon earlier termination. Mr. Swets will remain a director of the Company if he is continued to be elected by its shareholders.

The Consulting Agreement contains a customary confidentiality provision and a six-month post-termination of the Agreement restriction against both soliciting employees and independent contractors of the Company and inducing them to terminate their relationship with the Company.

2. Significant Accounting Policies

Basis of Presentation:

These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation and Discontinued Operations:

Due to the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor on December 2, 2019, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. Certain transactions between the Company and its subsidiaries, which have historically been eliminated upon consolidation, are shown on a gross basis in the accompanying financial statements as such transactions have occurred between discontinued operations and those operations which the Company has continued to utilize following the closing of the Asset Sale. These items include surplus notes in the amount of $18,000 plus accrued interest, all of which was settled upon the closing of the Asset Sale. These notes, which had been issued by Maison to the Company, were reflected as both an asset of continuing operations and liability of discontinued operations on any of the Company’s consolidated balance sheets presented prior to December 2, 2019. Interest associated with these surplus notes has been recorded as part of net investment income from continuing operations as well as interest expense as part of discontinued operations on the Company’s consolidated statement of operations for the year ended December 31, 2019. Similarly, amounts due from the Company to Maison upon the assignment of certain of Maison’s investments to the Company were reflected as an asset of continuing operations under the heading “Limited liability investments”, as well as a corresponding liability under the heading “Due to affiliates” on the Company’s consolidated balance sheets prior to the closing of the Asset Sale. Pursuant to the terms of the Purchase Agreement, this assignment of investments was settled, in cash, just prior to closing of the transaction. All other significant intercompany balances and transactions have been eliminated upon consolidation.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

The Use of Estimates in the Preparation of Consolidated Financial Statements:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are recorded in the accounting period in which the change is determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the valuation of fixed income and equity securities, the valuation of net deferred income taxes, and stock-based compensation expense. The business and economic uncertainty resulting from the novel coronavirus (COVID-19) pandemic has made such estimates and assumptions difficult to calculate.

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

Limited liability investments include investments in a limited partnership and a limited liability company for which there does not exist readily determinable fair values. The Company accounts for these investments at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Any profit distributions the Company receives on these investments is included in income.

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

The Company conducts a quarterly review to identify and evaluate investments that show objective indications of possible impairment. Impairment is charged to the consolidated statements of operations if the fair value of the instrument falls below its cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, and, prior to the Asset Sale transaction, premiums receivable. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250. As of June 30, 2020, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

The Company has also issued restricted stock units (“RSUs”) to employees and directors of the Company which have been accounted for as equity-based awards since, upon vesting, they are required to be settled in the Company’s common shares. We have used the fair value of the Company’s common stock on the date the RSUs were issued to estimate the grant date fair value of those RSUs which vest solely based upon the passage of time, as well as a Monte Carlo valuation model to estimate the fair value of those RSUs which vest solely upon market-based conditions. The fair value of each RSU is recorded as compensation expense over the requisite service period, which is generally the expected period over which the awards will vest. In the case of those RSUs which vest upon market-based conditions, should the market-based condition be achieved prior to the expiration of the derived service period, any unrecognized cost will be recorded as compensation expense in the period in which the RSUs actually vest.

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of June 30, 2020. See Note 7 – “Options, Warrants, and Restricted Stock Units” for further disclosure.

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

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

Accounting Standards Pending Adoption

ASU 2016-13: Financial Instruments – Credit Losses:

In June 2016, the FASB issued ASU 2016-13: Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to provide financial statement users with more useful information regarding the expected credit losses on financial instruments held as assets. Under current GAAP, financial statement recognition for credit losses on financial instruments is generally delayed until the occurrence of the loss was probable. The amendments of ASU 2016-13 eliminate this probable initial recognition threshold and instead reflect an entity’s current estimate of all expected credit losses. The amendments also broaden the information that an entity must consider in developing its expected credit loss estimates for those assets measured at amortized cost by using forecasted information instead of the current methodology which only considered past events and current conditions. Under ASU 2016-13, credit losses on available-for-sale debt securities will be measured in a manner similar to current GAAP; however, the amendments require that credit losses be presented as an allowance against the investment, rather than as a write-down. The amendments also allow the entity to record reversals of credit losses in current period net income, which is prohibited under current GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted, however smaller reporting companies, like the Company, may delay adoption until January 2023. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

4. Discontinued Operations

As previously discussed, on December 2, 2019, we completed the sale of all of the issued and outstanding equity of our three former wholly-owned subsidiaries, Maison, MMI and ClaimCor. Accordingly, the Company has classified the Maison Business as discontinued operations for the three and six months ended June 30, 2019 as set forth in ASC 205-20 – Discontinued Operations. On December 2, 2019, the assets and liabilities previously included in discontinued operations had been disposed of in the Asset Sale transaction.

The following table presents a reconciliation of the major classes of line items constituting pretax profit (loss) of discontinued operations to the after-tax profit (loss) of discontinued operations that are presented in the Company’s consolidated statements of operations for the three and six months ended June 30, 2019.

	Three months ended June 30, 2019	Six months ended June 30, 2019
Net premiums earned	$12,074	$27,663
Net investment income	769	1,793
Other income	793	1,567
Net losses and loss adjustment expenses	(11,447)	(20,726)
Amortization of deferred policy acquisition costs	(4,404)	(8,673)
General and administrative expenses	(2,556)	(5,305)
Interest expense on surplus notes due to affiliate	(464)	(913)
Pretax profit from discontinued operations	(5,235)	(4,594)
Income tax benefit	(1,031)	(917)
Loss from discontinued operations, net of taxes	$(4,204)	$(3,677)

5. Investments

On December 2, 2019, the Company received 1,773,102 shares of FedNat Holding Company common stock (Nasdaq: FNHC), along with $25,500 cash as consideration for the Asset Sale. The stock consideration was determined by dividing $25,500 by the weighted average closing price per share of FedNat’s common stock on the Nasdaq Stock Market during the 20-trading day period immediately preceding December 2, 2019. On July 14, 2020, the Company transferred 156,000 shares of FedNat common stock to FGRe, a wholly-owned subsidiary of the Company, as a capital contribution for no consideration. Following the transfer, the Company directly holds 1,617,102 shares of FedNat common stock. As of August 11, 2020, the estimated fair value of the 1,773,102 shares of FedNat common stock held in the aggregate by the Company and its subsidiary was $18,121.

The Company’s limited liability investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has a total potential commitment of $844 related to these investments, of which the two entities have drawn down approximately $685 through June 30, 2020. The limited liability company is managed by Argo Management Group, LLC, an entity which is wholly owned by KFSI. The Company has accounted for these two investments at cost minus impairment, if any, as the investments do not have readily determinable fair values. For the six months ended June 30, 2020 and 2019, the Company has received profit distributions of $42 and $45 on these investments, respectively, which has been included in income. Furthermore, the limited partnership began the process of returning capital back to its investors in 2020. As of June 30, 2020, the Company has received approximately 20% of its initial $435 investment back from the partnership.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

Additionally, on June 18, 2018, Maison invested $2,219 in FGI Metrolina Property Income Fund, LP (the “Fund”), which invests in real estate through a real estate investment trust which is wholly owned by the Fund. The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. As of June 30, 2020, the Company, a limited partner of the Fund, did not have a controlling financial interest in the Fund, but exerted significant influence over the entity’s operating and financial policies as it owned an economic interest of approximately 49%. Accordingly, the Company accounted for this investment under the equity method of accounting, recognizing any unrealized holding gains or losses in income. The Company previously committed to a total potential investment of up to $4,000 in the Fund. As of June 30, 2020, the total amount invested in the Fund was $2,719, while the carrying amount on the Company’s balance sheet was $3,324, consisting of $605 in undistributed earnings of the Fund. On August 6, 2020, the Company funded an additional $1,281, bringing its total investment in the Fund to $4,000, and its economic interest in the Fund to over 50%. Accordingly, the Company will consolidate the operations of the Fund in Company’s financial statements beginning with the quarter ending September 30, 2020.

Pursuant to the terms of the Purchase Agreement, Maison assigned all of its right, title and interest in each of the limited liability investments to the Company in exchange for the statutory carrying value of each investment, or approximately $4,200. Accordingly, these investments have been included on the Company’s consolidated balance sheet as of June 30, 2020 and December 31, 2019 as part of continuing operations. Investment income resulting from the Company’s limited liability investments has also been included in net investment income (loss) as part of continuing operations, on the Company’s consolidated statements of operations for the three and six months ended June 30, 2020 and 2019.

A summary of the Company’s investments as of June 30, 2020 and December 31, 2019 is as follows.

As of June 30, 2020	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
FedNat common stock	$25,500	$–	$(5,872)	$19,628
Limited liability investments	3,404	605	–	4,009
Total investments	$28,904	$605	$(5,872)	$23,637

As of December 31, 2019
FNHC common stock	$25,500	$3,987	$–	$29,487
Limited liability investments	3,495	510	–	4,005
Total investments	$28,995	$4,497	$–	$33,492

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

The risks and uncertainties inherent in the assessment methodology used to determine declines in market value that are other-than-temporary include, but may not be limited to, the following:

●	the opinions of professional investment managers could be incorrect;
●	the past trading patterns of investments may not reflect their future valuation trends;
●	the credit ratings assigned by credit rating agencies may be incorrect due to unforeseen events or unknown facts related to the investee company’s financial situation; and
●	the historical debt service record of an investment may not be indicative of future performance and may not reflect a company’s unknown underlying financial problems.

We have not recorded a write-down for an other-than-temporary impairment on the equity investments listed in the table above.

Net investment income (loss) for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Investment income (loss):
Unrealized holding loss on FNHC common stock	$(726)	$–	$(9,858)	$–
Dividend income from FNHC common stock	159	–	319	–
Income from limited liability investments	(45)	45	137	45
Interest on surplus notes issued by Maison	–	464	–	913
Loss on assignment of limited liability investments from Maison	–	(239)	–	(239)
Other	41	7	125	15
Net investment income (loss)	$(571)	$277	$(9,277)	$734

The Company has also included investment income associated with its fixed income and equity securities portfolio in discontinued operations, net of income taxes on the Company’s consolidated statement of operations for the three and six months ended June 30, 2019 as this portfolio was sold by the Company in connection with the Asset Sale on December 2, 2019. See Note 2 – “Significant Accounting Policies” for additional information.

6. Income Taxes

Income tax expense for the three and six months ended June 30, 2020 and 2019 varies from the amount that would result by applying the applicable statutory federal income tax rate to income before income taxes as summarized in the following table:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Income tax expense (benefit) at statutory income tax rate of 21%	$(431)	$(1,185)	$(2,422)	$(1,155)
Valuation allowance for deferred tax assets deemed unrealizable	967	–	2,004	–
Rate differential due to CARES Act	–	–	(214)	–
State income tax (net of federal tax benefit)	–	66	–	43
Other	(16)	5	(33)	45
Income tax expense (benefit)	$520	$(1,114)	$(665)	$(1,067)

Income tax expense (benefit)–from continuing operations	$520	$(83)	$(665)	$(150)
Income tax benefit–from discontinued operations	$–	$(1,031)	$–	$(917)

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

For the six months ended June 30, 2020, the Company recorded an unrealized loss of $9,858 on its investment of FedNat common stock, resulting in a deferred tax asset of approximately $1,300. The Company’s gross deferred tax assets are $2,004 as of June 30, 2020, however the Company has recorded a valuation allowance against all of its deferred tax assets, resulting in a net deferred income tax asset of $0 as of June 30, 2020, due to the uncertain nature surrounding our ability to realize these tax benefits in the future. As of December 31, 2019, the financial statements show a net deferred tax liability in the amount of $106 due to the sale of the Maison Business. Significant components of the Company’s net deferred tax assets are as follows:

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

	June 30, 2020	December 31, 2019
Deferred income tax assets:
Net operating loss carryforward	$503	$463
Share-based compensation	233	214
Investments	1,261	–
Other	7	7
Deferred income tax assets	2,004	684
Less: Valuation allowance	(2,004)	–
Deferred income tax assets net of valuation allowance	$–	$684

Deferred income tax liabilities:
Investments	$–	$789
Other	–	1
Deferred income tax liabilities	$–	$790

Net deferred income tax asset (liability)	$–	$(106)

As of June 30, 2020, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $2,396, which will be available to offset future taxable income. Approximately $525 of the Company’s NOLs will expire on December 31, 2039, while the remaining $1,871 of the Company’s NOLs do not expire under current tax law.

As of June 30, 2020, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

As of June 30, 2020, the Company has awards outstanding under both the 2014 Plan and the 2018 Plan.

Stock Options issued under the 2014 Plan

For the three and six months ended June 30, 2019, a total of 14,155 and 177,456 of the Company’s stock options expired unexercised, respectively. The stock options had a weighted average exercise price of $8.69 per share and $8.06 per share for the three and six month periods, respectively. The Company has not granted any stock options since April 4, 2014, and as of April 4, 2019, all stock options previously granted by the Company had expired unexercised. As a result, the Company did not have any employee stock options outstanding as of June 30, 2020.

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

The RSUs granted on December 15, 2017 will also vest in full as of the last date of service as a director of the Company should the director make himself or herself available and consent to be nominated by the Company for continued service but is not nominated by the Board for election by the shareholders, other than for good reason as determined by the Board in its discretion.

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

Also, on August 22, 2018, the Company modified its compensation program for all non-employee directors of the Company, effective September 1, 2018. The modified compensation program allows for an annual grant of RSUs with a value of $40, vesting in five equal annual installments, beginning with the first anniversary of the grant date. Accordingly, on August 22, 2018 and again on August 13, 2019, the Board issued RSUs to each of the Company’s then serving non-employee directors, representing a value of $40 per director. The total number of RSUs granted were 34,284 on August 22, 2018 and 61,776 on August 13, 2019. Furthermore, on January 11, 2019, the Company’s Board appointed two new directors to the Board, Ambassador Rita Hayes and Dr. Marsha G. King, resulting in the issuance of 5,397 RSUs to each of these two directors, representing their pro-rata share of the RSU grant issued to each of the Company’s non-employee directors on an annual basis. On August 12, 2020, the Board issued RSUs to each of the Company’s non-employee directors, excluding Mr. Swets, who is also currently providing services as a consultant to the Company, representing a value of $40 per director. The total number of RSUs granted on August 12, 2020 were 60,998. The following table summarizes RSU activity for the six months ended June 30, 2020 and 2019.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2019	137,116	$6.27
Granted	10,794	4.94
Vested	–	–
Forfeited	–	–
Non-vested units, June 30, 2019	147,910	$6.18

Non-vested units, January 1, 2020	140,002	$5.93
Granted	–	–
Vested	(2,158)	4.94
Forfeited	–	–
Non-vested units, June 30, 2020	137,844	$5.94

Total stock-based compensation expense for the six months ended June 30, 2020 and 2019 was $104 and $103, respectively. As of June 30, 2020, total unrecognized stock compensation expense of $663 remains, which will be recognized through September 30, 2024. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense and has been included in net loss from continuing operations.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

Warrants

For the six months ended June 30, 2019, a total of 406,875 warrants expired having a weighted average exercise price of $9.69. For the six months ended June 30, 2020 and 2019, warrants were neither granted nor exercised. As of June 30, 2020 the Company had 1,500,000 warrants outstanding with an exercise price of $15.00 which expire on February 24, 2022.

8. Shareholders’ Equity

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 shares of the Preferred Stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share. Also, on March 26, 2018, we issued an additional 60,000 shares of Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018 when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Preferred Stock was on June 1, 2018. For each of the quarters ended June 30, 2020 and 2019, the Company declared dividends of $350, representing all quarterly amounts due on the Preferred Stock. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Preferred Stock per year. The Company’s Board of Directors declared the third quarter 2020 dividend on the shares of Series A Preferred Stock on August 12, 2020.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

Investment in Limited Liability Company and Limited Partnership

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $341 as of June 30, 2020. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016.

As of June 30, 2020, the Company has invested $2,719 as a limited partner in FGI Metrolina Property Income Fund, LP (the “Fund”), which invests in real estate through a real estate investment trust which is wholly owned by the Fund. The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Fund’s investment program is managed by FGI Funds Management LLC, an affiliate of FGI, which, with its affiliates, is the largest stockholder of the Company. The principals of FGI waived their share of fees associated with the Company’s investment in Metrolina. In 2018 and 2019, the principals of FGI waived $118 and $37, respectively, of fees that were owed by the Company. The Company’s investment represents an approximate 49% ownership stake in the Fund.

Upon analysis of the Fund’s capital structure, related contractual relationships and terms, the nature of the Fund’s operations and purpose, as well as our involvement with the entity, we have determined that the Fund represents a variable interest entity (VIE) investment of the Company. Applicable guidance requires us to consolidate those VIEs where we are determined to be the primary beneficiary. The primary beneficiary is the entity that has both 1) the power to direct the activities of the VIE which most significantly affect the VIE’s economic performance; and 2) the obligation to absorb losses or the right to receive the benefits that could be potentially significant to the VIE. As of June 30, 2020, the Company’s investment in the Fund is that of a limited partner with an approximate 49% ownership interest. As limited partners in the Fund do not have the authority to direct the operations of the Fund, we have determined we are not the primary beneficiary of the VIE, and, accordingly, have accounted for this investment under the equity method of accounting. On August 6, 2020, the Company funded an additional $1,281, bringing its total investment in the Fund to $4,000, and its economic interest in the Fund to over 50%.

As of December 31, 2019, the total assets of the Fund were approximately $6,849. Our maximum exposure to loss associated with our investment in the Fund was $2,719 as of June 30, 2020. The Company’s maximum exposure to loss associated with the Fund is limited to our investment; however, as previously indicated, the Company increased its total investment in the Fund to $4,000 on August 6, 2020. Our investment is reflected on our consolidated balance sheet under the heading Limited liability investments. Due to our additional investment on August 6, 2020, the Company’s ownership percentage in the Fund is now in excess of 50% of the total ownership interest in the Fund. Accordingly, we will begin to consolidate the Fund’s financial statements with our results beginning in quarter ending September 30, 2020.

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

Shared Services Agreement

On March 31, 2020, the Company entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fundamental Global Management, LLC (“FGM”), an affiliate of FGI, pursuant to which FGM provides the Company with certain services related to the day-to-day management of the Company, including assisting with regulatory compliance, evaluating the Company’s financial and operational performance, providing a management team to supplement the executive officers of the Company, and such other services consistent with those customarily performed by executive officers and employees of a public company (collectively, the “Services”). In exchange for the Services, the Company pays FGM a fee of $456 per quarter (the “Shared Services Fee”), plus reimbursement of expenses incurred by FGM in connection with the performance of the Services, subject to certain limitations approved by the Company’s Board of Directors or Compensation Committee from time to time.

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

10. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic and diluted:
Net income (loss) (in thousands)	$(2,571)	$(4,532)	$(10,868)	$(4,434)
Less: dividends declared on Series A Preferred Shares	(350)	(350)	(700)	(700)
Loss attributable to common shareholders	$(2,921)	$(4,882)	$(11,568)	$(5,134)
Weighted average common shares outstanding	6,068,106	6,012,764	6,067,975	6,012,764
Loss per share attributable to common shareholders	$(0.48)	$(0.81)	$(1.91)	$(0.85)

Net loss from continuing operations	$(2,571)	$(328)	$(10,868)	$(757)
Less: dividends declared on Series A Preferred Shares	(350)	(350)	(700)	(700)
Loss from continuing operations attributable to common shareholders	$(2,921)	$(678)	$(11,568)	$(1,457)
Weighted average common shares outstanding	6,068,106	6,012,764	6,067,975	6,012,764
Loss per common share from continuing operations	$(0.48)	$(0.11)	$(1.91)	$(0.24)

Net loss from discontinued operations, net of income taxes	$–	$(4,204)	$–	$(3,677)
Weighted average common shares outstanding	–	6,012,764	–	6,012,764
Loss per common share from discontinued operations	$–	$(0.70)	$–	$(0.61)

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

The following potentially dilutive securities outstanding as of June 30, 2020 and 2019 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of June 30,
	2020	2019
Warrants to purchase common stock	1,500,000	1,500,000
Restricted stock units	137,844	147,910
	1,637,844	1,647,910

11. Accumulated Other Comprehensive Income (Loss)

The table below details the change in the balance of each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Unrealized gains (losses) on available-for-sale securities:
Balance, beginning of period	$–	$78	$–	$(729)
Other comprehensive income before reclassifications	–	1,228	–	2,333
Amounts reclassified from accumulated other comprehensive income	–	(8)	–	13
Income taxes	–	(256)	–	(471)
Net current-period other comprehensive income	–	964	–	1,875
Reclassifications due to adoption of new accounting standards	–	–	–	(104)
Balance, June 30	$–	$1,042	$–	$1,042

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

Financial instruments measured at fair value as of June 30, 2020 and December 31, 2019 in accordance with this guidance are as follows.

	Level 1	Level 2	Level 3	Total
As of June 30, 2020
Equity securities:
Common stock	$19,628	$–	$–	$19,628

As of December 31, 2019
Equity securities:
Common stock	$29,487	$–	$–	$29,487

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

Shared Services Agreement

On March 31, 2020, the Company entered into the Shared Services Agreement with FGM, an affiliate of FGI, pursuant to which FGM provides the Company with certain services related to the day-to-day management of the Company, including assisting with regulatory compliance, evaluating the Company’s financial and operational performance, providing a management team to supplement the executive officers of the Company, and such other services consistent with those customarily performed by executive officers and employees of a public company. In exchange for the Services, the Company pays FGM a fee of $456 per quarter, plus reimbursement of expenses incurred by FGM in connection with the performance of the Services, subject to certain limitations approved by the Company’s Board of Directors or Compensation Committee from time to time.

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

Operating Lease Commitments:

Effective June 1, 2020, the Company entered into a lease agreement for office space in St. Petersburg, FL. The lease has a term of six months. Total minimum rent over the six-month term is expected to be $16.

Rent expense for the Company’s office leases is recognized on a straight-line basis over the term of the lease. Rent expense was $16 and $248 for the six months ended June 30, 2020 and 2019, respectively. The entirety of rent expense for the six months ended June 30, 2019 has been included as part of net income from discontinued operations, as it was associated with the operations of the Maison Business, sold on December 2, 2019.

Impact of the Coronavirus (COVID-19) Pandemic:

We continue to monitor the impact of the coronavirus (COVID-19) global pandemic on our operations.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. Adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment have negatively impacted and could harm our business and our business strategy. In addition, during the pandemic, we have experienced significant losses related to the value of our investment in shares of FedNat common stock, and we may continue to experience such losses to the extent the pandemic negatively impacts FedNat’s business. The extent to which our operations and investments may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new developments in the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. In the event of a major disruption caused by the pandemic, we may lose the services of our employees, experience system interruptions or face challenges accessing the capital or credit markets, which could lead to diminishment of our business operations. Any of the foregoing could harm our business and delay the implementation of our business strategy. Management continues to monitor the impact of the pandemic on the Company’s financial condition, liquidity, operations, industry and workforce. Given the daily evolution of the pandemic and the global responses to curb the spread of COVID-19, the Company is not able to estimate the effects of COVID-19 on its results of operations, financial condition or liquidity for fiscal year 2020 and beyond.

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

Management cautions that the forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation: risks associated with our limited business operations since the closing of the Asset Sale; risks associated with our inability to identify and realize business opportunities, and the undertaking of any new such opportunities, following the Asset Sale; our ability to spend or invest the net proceeds from the Asset Sale in a manner that yields a favorable return; general conditions in the global economy, including the impact of health and safety concerns from the current COVID-19 pandemic and the impact of governmental measures taken in response thereto; the uncertainty and difficulty in predicting the ultimate impact of the COVID-19 pandemic on our business; our lack of operating history or established reputation in the reinsurance industry; our inability to obtain or maintain the necessary approvals to operate reinsurance subsidiaries; risks associated with operating in the reinsurance industry, including inadequately priced insured risks, credit risk associated with brokers we may do business with, and inadequate retrocessional coverage; our inability to execute on our investment and investment management strategy, including our strategy to invest in real estate assets; potential loss of value of investments; risk of becoming an investment company; fluctuations in our short-term results as we implement our new business strategy; risks of not being unable to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; our limited operating history as a publicly traded company; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; potential conflicts of interest between us and our directors and executive officers; the impact of the COVID-19 pandemic on the business of FedNat Holding Company; continued volatility or further decline in the value of the shares of FedNat Holding Company common stock received by us as consideration in the Asset Sale or limitations and restrictions with respect to our ownership of such shares; risks of being a minority stockholder of FedNat Holding Company; and risks of our inability to continue to satisfy the continued listing standards of the Nasdaq following completion of the Asset Sale. Our expectations and future plans and initiatives may not be realized. If one of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. You are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements are made only as of the date hereof and do not necessarily reflect our outlook at any other point in time. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect new information, future events or developments.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Overview

1347 Property Insurance Holdings, Inc. (“PIH”, the “Company”, “we”, or “us”) is a holding company which previously specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to the offering, we were a wholly- owned subsidiary of Kingsway America Inc., which, in turn, is a wholly-owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. As of June 30, 2020, KFSI and its affiliates held warrants that, if exercised, would cause KFSI and its affiliates to hold an approximate 20% ownership interest in our common stock. In addition, as of June 30, 2020, Fundamental Global Investors, LLC and its affiliates, or FGI, beneficially owned approximately 50.1% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

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

All of the employees of the Company became employees of FedNat as of the closing of the Asset Sale, other than John S. Hill, then serving as Vice President, Chief Financial Officer and Secretary of the Company and now serving as Executive Vice President, Chief Financial Officer and Secretary, and Brian D. Bottjer, then serving as Controller of the Company and now serving as Senior Vice President and Controller. Douglas N. Raucy, the Company’s former President and Chief Executive Officer and a director, and Dean E. Stroud, the Company’s former Vice President and Chief Underwriting Officer, resigned from all positions with the Company, and entered into employment agreements with FedNat, effective December 2, 2019.

On December 31, 2019, the shares of FedNat common stock issued to the Company in connection with the Asset Sale were registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the terms of the Registration Rights Agreement entered into by the Company and FedNat at the closing of the Asset Sale. On July 14, 2020, the Company transferred 156,000 shares of FedNat common stock at a price of $10.63 per share to Fundamental Global Reinsurance Ltd., a Cayman Islands limited liability company and wholly-owned subsidiary of the Company, as a capital contribution for no consideration. Following the transfer, the Company directly holds 1,617,102 shares of FedNat common stock.

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

Transition Services Agreement

To facilitate the transition following the Asset Sale, the Company and FedNat entered into a Transition Services Agreement, pursuant to which the Company agreed to provide certain transition accounting services to FedNat, Maison, MMI and ClaimCor, as requested, and FedNat agreed to arrange for certain prior employees of the Company who became employees of FedNat in connection with the Asset Sale to provide transition accounting services to the Company, as requested, on the terms and conditions set forth in the Transition Services Agreement. Although the Transition Services Agreement remains in effect until December 2020, the Company does not anticipate that any further services will be provided by the Company or FedNat under the agreement going forward.

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

Insurance:

The Company has formed a wholly-owned reinsurance subsidiary, Fundamental Global Reinsurance Ltd. (“FGRe”), a Cayman Islands limited liability company, to provide specialty property and casualty reinsurance. FGRe has been granted a Class B (iii) insurer license in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto and is subject to regulation by the Cayman Islands Monetary Authority (the “Authority”). The terms of the license require FGRe to receive a capital infusion in the amount of $5,000, which the Company effected in July 2020 via the transfer of 156,000 shares of FedNat common stock from the Company to FGRe along with approximately $3,300 in cash. The terms of the license also require advance approval from the Authority should FGRe wish to enter into any reinsurance agreements which are not fully collateralized to their aggregate exposure limit. The Company intends to write only fully collateralized agreements in the near term.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Asset Management:

The Company has formed a wholly-owned subsidiary, Fundamental Global Advisors, LLC, to serve as an investment advisor to FedNat Holding Company under the investment advisory agreement entered into at the closing of the Asset Sale. In addition, the Company has formed Fundamental Global Asset Management, LLC, a joint venture with Fundamental Global Investors, LLC to sponsor investment advisors that will manage private funds ranging the full spectrum of alternative equities, fixed income, private equity and real estate. FGFC will seek to benefit from the growth of the assets under management of the investment advisors it sponsors and the performance of the funds they manage.

Real Estate:

FGFC plans to purchase controlling interests in income producing real estate assets. FGFC will seek to benefit from underlying rental income on long-term leases with high quality tenants as well as the capital appreciation from the underlying real estate assets.

Appointment of Interim Chief Executive Officer

On June 17, 2020, the Company’s Board appointed Larry G. Swets Jr., a current director of the Board, as the Company’s Interim Chief Executive Officer, effective June 17, 2020. Mr. Swets replaced D. Kyle Cerminara as the Company’s principal executive officer. Mr. Cerminara continues to serve as the Chairman of the Board of the Company.

On June 18, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) by and between the Company and Itasca Financial LLC (“Itasca Financial”), an advisory and investment firm founded by Mr. Swets in 2005, with it being agreed that Mr. Swets would be providing the services described on behalf of Itasca Financial. The Consulting Agreement provides that Mr. Swets act as the Company’s Interim Chief Executive Officer. As Interim Chief Executive Officer, Mr. Swets is performing services and duties as required by the Board, to whom he reports.

In consideration for the services, the Company is paying Itasca Financial $46 per month during the term of the Consulting Agreement, which will terminate on the earlier of (i) the Company’s hiring of a new Chief Executive Officer or (ii) the six-month anniversary of the commencement date. Mr. Swets will forgo the compensation of board fees while serving as consultant, with the Company to resume the payment of board and committee fees immediately after the end of the term of the Consulting Agreement or upon earlier termination. Mr. Swets will remain a director of the Company if he is continued to be elected by its shareholders.

The Consulting Agreement contains a customary confidentiality provision and a six-month post-termination of the Agreement restriction against both soliciting employees and independent contractors of the Company and inducing them to terminate their relationship with the Company.

Impact of the Coronavirus (COVID-19) Pandemic

We continue to monitor the impact of the coronavirus (COVID-19) global pandemic on our operations.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. Adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment have negatively impacted and could continue to harm our business and our business strategy. In addition, during the pandemic, we have experienced significant losses related to the value of our investment in shares of FedNat common stock, and we may continue to experience such losses to the extent the pandemic negatively impacts FedNat’s business. The extent to which our operations and investments may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new developments concerning the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. In the event of a major disruption caused by the pandemic, we may lose the services of our employees, experience system interruptions or face challenges accessing the capital or credit markets, which could lead to diminishment of our business operations. Any of the foregoing could harm our business and delay the implementation of our business strategy. Management continues to actively monitor the impact of the pandemic on the Company’s financial condition, liquidity, operations, industry and workforce. Given the daily evolution of the pandemic and the global responses to curb the spread of COVID-19, the Company is not able to estimate the effects of COVID-19 on its results of operations, financial condition or liquidity for fiscal year 2020 and beyond.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Critical Accounting Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the application of policies and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the valuation of fixed income and equity securities, the valuation of net deferred income taxes, and stock-based compensation expense. The business and economic uncertainty resulting from the novel coronavirus (COVID-19) pandemic has made such estimates and assumptions difficult to calculate.

Discontinued Operations

On December 2, 2019, we sold all of the issued and outstanding equity of Maison, MMI and ClaimCor. As a result, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. Certain transactions between the Company and its subsidiaries, which have historically been eliminated upon consolidation, are shown on a gross basis in the accompanying financial statements as such transactions have occurred between discontinued operations and those operations which the Company has continued to utilize following the closing of the Asset Sale. These items include surplus notes in the amount of $18,000 plus accrued interest, all of which was settled upon the closing of the Asset Sale. These notes, which had been issued by Maison to the Company, have been reflected as both an asset of continuing operations and liability of discontinued operations on any of the Company’s consolidated balance sheets presented prior to December 2, 2019. Interest associated with these surplus notes has been recorded as part of net investment income from continuing operations as well as interest expense as part of discontinued operations on the Company’s consolidated statement of operations for the three and six months ended June 30, 2019. Similarly, amounts due from the Company to Maison upon the assignment of certain of Maison’s investments to the Company have been reflected as an asset of continuing operations under the heading “Limited liability investments”, as well as a corresponding liability under the heading “Due to affiliates” on the Company’s consolidated balance sheets prior to the closing of the Asset Sale. Pursuant to the terms of the Purchase Agreement, this assignment of investments was settled, in cash, just prior to closing of the transaction. All other significant intercompany balances and transactions have been eliminated upon consolidation.

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

Analysis of Financial Condition

As of June 30, 2020 compared to December 31, 2019

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

The table below summarizes, by type, the Company’s investments as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Type of Investment
Equity securities:
FedNat common stock	$19,628	83.0%	$29,487	88.0%
Limited liability investments	4,009	17.0%	4,005	12.0%
Total investments	$24,455	100.0%	$33,492	100.0%

On July 14, 2020, the Company transferred 156,000 shares of FedNat common stock to FGRe, a Cayman Islands limited liability company and wholly-owned subsidiary of the Company, as a capital contribution for no consideration. Following the transfer, the Company directly holds 1,617,102 shares of FedNat common stock. As of August 11, 2020, the estimated fair value of the 1,773,102 shares of FedNat common stock held in aggregate by the Company and its subsidiary was $18,121.

The Company’s limited liability investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has a total potential commitment of $844 related to these investments, of which the two entities have drawn down approximately $685 through June 30, 2020. The limited liability company is managed by Argo Management Group, LLC, an entity which is wholly-owned by KFSI. The Company has accounted for these two investments at cost minus impairment, if any, as the investments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the investments or the underlying privately-owned companies. For the six months ended June 30, 2020 and 2019, the Company received profit distributions of $42 and $45 on these investments, respectively. Furthermore, the limited partnership began the process of returning capital back to its investors in 2020. As of June 30, 2020, the Company has received approximately 20% of its initial $435 investment back from the partnership.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Additionally, on June 18, 2018, Maison invested $2,219 in FGI Metrolina Property Income Fund, LP (the “Fund”), which invests in real estate through a real estate investment trust which is wholly-owned by the Fund. The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. As of June 30, 2020, the Company, a limited partner of the Fund, did not have a controlling financial interest in the Fund, but exerted significant influence over the entity’s operating and financial policies as it owned an economic interest of approximately 49%. Accordingly, the Company accounted for this investment under the equity method of accounting, with any unrealized gains or losses on the investment recorded in income. The Company previously committed to a total potential investment of up to $4,000 in the Fund. As of June 30, 2020, the total amount invested in the Fund was $2,719, while the carrying amount on the Company’s balance sheet was $3,324. On August 6, 2020, the Company funded an additional $1,281, bringing its total investment in the Fund to $4,000, and its economic interest in the Fund to over 50%. Accordingly, the Company will consolidate the operations of the Fund in Company’s financial statements beginning with the quarter ending September 30, 2020.

Previously, the principals of FGI waived their share of fees associated with the Company’s investment in Metrolina. In 2018 and 2019, the principals of FGI waived $118 and $37, respectively, of fees that were owed by the Company.

Pursuant to the terms of the Purchase Agreement, Maison assigned all of its right, title and interest in each of the limited liability investments to the Company in exchange for the statutory carrying value of each investment (approximately $4,200). Accordingly, these investments have been included on the Company’s consolidated balance sheets as of June 30, 2020 and December 31, 2019 as part of continuing operations. Investment income resulting from the Company’s limited liability investments has also been included in net investment income (loss) as part of continuing operations, on the Company’s consolidated statements of operations for the three and six months ended June 30, 2020 and 2019.

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

Current Income Taxes Recoverable

Current income taxes recoverable were $1,824 as of June 30, 2020, compared to $1,265 as of December 31, 2019, representing the estimate of both the Company’s state and federal income taxes due as of each date, less estimated payments made.

Net Deferred Taxes

The Company’s net deferred taxes were a net liability of $106 as of December 31, 2019. As of June 30, 2020, the Company had gross net deferred tax assets of $2,004, however the Company recorded a valuation allowance against all of its net deferred tax assets due to the uncertain nature surrounding our ability to realize these tax benefits in the future. The significant components of the Company’s net deferred taxes at each date are as follows:

	June 30, 2020	December 31, 2019
Deferred income tax assets:
Net operating loss carryforward	$503	$463
Share-based compensation	233	214
Investments	1,261	–
Other	7	7
Deferred income tax assets	2,004	684
Less: Valuation allowance	(2,004)	–
Deferred income tax assets net of valuation allowance	$–	$684

Deferred income tax liabilities:
Investments	$–	$789
Other	–	1
Deferred income tax liabilities	$–	$790

Net deferred income tax asset (liability)	$–	$(106)

1347 PROPERTY INSURANCE HOLDINGS, INC.

Other Assets

Other assets increased $534, to $722 as of June 30, 2020, compared to $188 as of December 31, 2019. The largest driver of the increase was due to an increase in the Company’s prepaid expenses, due to the binding of the Company’s insurance policies, most of which run from April to April of each year. The major components of other assets, and the change therein, are as follows:

	June 30, 2020	December 31, 2019	Change
Other Assets
Amount due under Investment Advisory Agreement with FedNat	$25	$35	$(10)
Amount due under Transition Services Agreement with FedNat	–	8	(8)
Prepaid expenses	693	142	551
Other	4	3	1
Total	$722	$188	$534

Related Party Transactions

Dollar amounts included in the Related Party Transactions section below are presented in thousands, except as otherwise specified.

Investment in Limited Partnership and Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $341 as of June 30, 2020. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016.

As of June 30, 2020, the Company has invested $2,719 as a limited partner in Metrolina Property Income Fund, LP (the “Fund”). The general partner of the Fund, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. As of June 30, 2020, the Company’s investment represents a 49% ownership stake in the Fund. The principals of FGI waived their share of fees associated with the Company’s investment in Metrolina. In 2018 and 2019, the principals of FGI waived $118 and $37, respectively, of fees that were owed by the Company.

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

Shared Services Agreement

On March 31, 2020, the Company entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fundamental Global Management, LLC (“FGM”), an affiliate of FGI, pursuant to which FGM provides the Company with certain services related to the day-to-day management of the Company, including assisting with regulatory compliance, evaluating the Company’s financial and operational performance, providing a management team to supplement the executive officers of the Company, and such other services consistent with those customarily performed by executive officers and employees of a public company (collectively, the “Services”). In exchange for the Services, the Company pays FGM a fee of $456 per quarter (the “Shared Services Fee”), plus reimbursement of expenses incurred by FGM in connection with the performance of the Services, subject to certain limitations approved by the Company’s Board of Directors or the Compensation Committee from time to time.

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

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 preferred shares designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). Also, on March 26, 2018, we issued an additional 60,000 shares of Series A Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018, when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Series A Preferred Stock was on June 1, 2018. For each of the quarters ended June 30, 2020 and 2019, the Board of Directors declared dividends totaling $350, representing all quarterly amounts due for the Preferred Stock. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. The Company’s Board of Directors declared the third quarter 2020 dividend on the shares of Series A Preferred Stock on August 12, 2020.

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

Change in Shareholders’ Equity

The table below presents the primary drivers behind the changes to total shareholders’ equity for the six months ended June 30, 2020 and 2019.

	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity
Balance, January 1, 2019	700,000	6,012,764	151,359	$62,747
Adoption of new accounting standards	–	–	–	10
Stock compensation expense	–	–	–	103
Dividends declared on Series A Preferred Shares	–	–	–	(700)
Net loss	–	–	–	(4,434)
Unrealized gains on investment portfolio (net of income taxes)	–	–	–	1,875
Balance, June 30, 2019	700,000	6,012,764	151,359	$59,601

Balance, January 1, 2020	700,000	6,065,948	151,359	$62,915
Stock compensation expense	–	2,158	–	104
Dividends declared on Series A Preferred Stock	–	–	–	(700)
Net loss	–	–	–	(10,868)
Balance, June 30, 2020	700,000	6,068,106	151,359	$51,451

Results of Operations

Three and Six Months Ended June 30, 2020 Compared with Three and Six Months Ended June 30, 2019

Dollar amounts included in the Results of Operations are presented in thousands, except as otherwise specified.

Net Investment Income (Loss)

Net investment income (loss) decreased to $(571) from $277 for the three months ended June 30, 2020 and 2019, respectively, and to $(9,277) from $734 for the six months ended June 30, 2020 and 2019, respectively. The decrease for both periods was primarily the result of unrealized holding losses on the 1,773,102 shares of FedNat common stock which the Company received upon the closing of the Asset Sale. Net investment income (loss) for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Investment income:
Unrealized holding loss on FNHC common stock	$(726)	$–	$(9,858)	–
Dividend income from FNHC common stock	159	–	319	–
Income from limited liability investments	–	45	137	45
Loss on assignment of limited liability investments	–	(239)	–	(239)
Interest on surplus notes issued by Maison	–	464	–	913
Other	(4)	7	125	15
Net investment income (loss)	$(571)	$277	$(9,277)	$734

The Company has also included investment income associated with its fixed income and equity securities portfolio in discontinued operations, net of income taxes on the Company’s consolidated statement of operations for the three and six months ended June 30, 2019 as this portfolio was sold by the Company in connection with the Asset Sale on December 2, 2019. See Note 2 – “Significant Accounting Policies” to the consolidated financial statements in Part I, Item 1 of this report for additional information.

Other Income

Other income was $54 compared to $0 for the six months ended June 30, 2020 and 2019, respectively, and is comprised of fees earned under the Investment Advisory and Transition Services Agreements between the Company and FedNat.

1347 PROPERTY INSURANCE HOLDINGS, INC.

General and Administrative Expenses

General and administrative expenses increased by $669 to $2,310 for the six months ended June 30, 2020, compared to $1,641 for the six months ended June 30, 2019. For the three months ended June 30, 2020 and 2019, general and administrative expenses were $1,505 and $688, respectively. The increase was primarily due to employee and facility costs, including the $456 quarterly fee paid to FGM under the Shares Services Agreement discussed under the heading “Related Party Transaction’ above. These costs have been included in general and administrative expense for the three and six months ended June 30, 2020, while employee and facility costs have been presented as part of discontinued operations for three and six months ended June 30, 2019. Professional fees incurred in the current quarter associated with the formulation and regulatory approval of FGRe, our Cayman Islands-based reinsurance subsidiary, also account for a portion of the three- and- six month increase.

Income Tax Expense

Our effective tax rate varies from the statutory federal income tax rates as shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Income tax expense (benefit) at statutory income tax rate of 21%	$(431)	$(1,185)	$(2,422)	$(1,155)
Valuation allowance for deferred tax assets deemed unrealizable	967	–	2,004	–
Rate differential due to CARES Act	–	–	(214)	–
State income tax (net of federal tax benefit)	–	66	–	43
Other	(16)	5	(33)	45
Income tax expense (benefit)	$520	$(1,114)	$(665)	$(1,067)

Income tax expense (benefit)–from continuing operations	$520	$(83)	$(665)	$(150)
Income tax benefit–from discontinued operations	$–	$(1,031)	$–	$(917)

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

For the six months ended June 30, 2020, the Company recorded an unrealized loss of $9,858 on its investment of FedNat common stock, resulting in a deferred tax asset of approximately $1,300. As of June 30, 2020, the Company has a gross net deferred tax asset of $2,004, however the Company has recorded a valuation allowance against all of its deferred tax assets due to the uncertain nature surrounding our ability to realize these tax benefits in the future, resulting in a net deferred income tax asset of $0 as of June 30, 2020.

Net Income (Loss)

Net income (loss) for the three and six months ended June 30, 2020 and 2019 is as shown in the following table.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss from continuing operations	$(2,571)	$(328)	$(10,868)	$(757)
Loss from discontinued operations, net of income taxes	–	(4,204)	–	(3,677)
Net loss	$(2,571)	$(4,532)	$(10,868)	$(4,434)

Diluted loss per common share
Continuing operations	$(0.48)	$(0.11)	$(1.91)	$(0.24)
Discontinued operations	–	(0.70)	–	(0.61)
Attributable to common shareholders	$(0.48)	$(0.81)	$(1.91)	$(0.85)

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

Cash consideration from FedNat	$25,500
Cash from FedNat to repay outstanding surplus note obligations	18,728
Capital contribution from the Company to the Maison Business to meet GAAP book value requirement	(9,057)
Transaction bonuses paid to current and former executive officers of the Company	(605)
Company acquisition of the Funds from Maison	(3,218)
Payment of intercompany federal tax obligations	(3,702)
Payment of transaction expenses directly associated with the Asset Sale	(2,868)
Net cash proceeds	$24,778

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the six months ended June 30, 2020 and 2019.

	Six months ended June 30,
	2020	2019
Summary of Cash Flows
Cash and cash equivalents – January 1	$28,509	$30,902

Net cash provided (used) by operating activities	(2,262)	19
Net cash provided by investing activities	91	2,663
Net cash used by financing activities	(700)	(721)
Net decrease in cash and cash equivalents	$(2,871)	$1,961

Cash and cash equivalents – June 30	$25,638	$32,863

1347 PROPERTY INSURANCE HOLDINGS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with this evaluation that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Unfavorable global economic conditions, including as a result of the COVID-19 pandemic, have adversely effected and could continue to adversely affect our business, financial condition or results of operations.

Our business, financial condition and results of operations, as well as the implementation of our new business strategy, have been adversely affected by general conditions in the global economy that are outside of our control, including adverse conditions related to the current COVID-19 coronavirus pandemic (“COVID-19”). The COVID-19 pandemic and associated responsive measures taken by international, federal, state and local governments have resulted in, and continue to result in, significant disruption of the global economy, leading to extreme volatility in global financial markets and disruptions to capital and credit markets. Economists are forecasting that the economic downturn resulting from the pandemic may be of an extended duration and that a global recession has occurred or may occur in the future. There is also continued uncertainty surrounding when and how the global economy may be fully reopened due to the rapidly changing nature of the pandemic. A severe or prolonged economic downturn or recession could result in a variety of risks to our business and delay the implementation of our new business strategy.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. Adverse events such as health-related concerns about working in our offices, the inability to travel and other matters affecting the general work environment have harmed and could continue to harm our business and our business strategy. In addition, during the pandemic, we have experienced significant losses related to the value of our investment in shares of FedNat common stock, and we may continue to experience such losses to the extent the pandemic negatively impacts FedNat’s business. The extent to which our operations and investments may continue to be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including developments related to the severity of the pandemic and actions by government authorities to contain the pandemic or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. In the event of a major disruption caused by the pandemic, we may lose the services of our employees, experience system interruptions or face challenges accessing the capital or credit markets, which could lead to diminishment of our business operations. Any of the foregoing could harm our business and delay the implementation of our business strategy.

Management continues to actively monitor the impact of the pandemic on the Company’s financial condition, liquidity, operations, industry and workforce. Given the daily evolution of the pandemic and the global responses to curb the spread of COVID-19, the Company is not able to estimate the effects of COVID-19 on its results of operations, financial condition or liquidity for fiscal year 2020 and beyond.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

1347 PROPERTY INSURANCE HOLDINGS, INC.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
3.2	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation, effective December 17, 2019 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on December 17, 2019).
3.3	Third Amended and Restated Bylaws of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.3 of Registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2020).
3.4	Certificate of Designations of Cumulative Preferred Stock, Series A, of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2018).
10.1*†	Consulting Agreement, dated June 18, 2020, by and between 1347 Property Insurance Holdings, Inc. and Itasca Financial LLC.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith.

** Furnished herewith.

† Denotes management contract or compensatory plan or arrangement

1347 PROPERTY INSURANCE HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	August 14, 2020	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., Interim Chief Executive Officer
(principal executive officer)

Date:	August 14, 2020	By:	/s/ John S. Hill
John S. Hill, Executive Vice President, Secretary and Chief Financial Officer
(principal financial officer and principal accounting officer)

