Form 10-Q
period 2020-09-30
1347 Property Insurance Holdings, Inc.
filed 2020-11-16
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36366

1347 Property Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-1119100 (I.R.S. Employer Identification No.)

970 Lake Carillon Drive, Suite 318, St. Petersburg, FL 33716

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

The number of shares outstanding of the registrant’s common stock as of November 11, 2020 was 4,957,364.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

1347 PROPERTY INSURANCE HOLDINGS, INC. Consolidated Balance Sheets ($ in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Equity securities, at fair value (cost basis of $20,751 and $25,500, respectively)	$9,119	$29,487
Limited liability investments (including $4,013 and $0 held by the Company’s consolidated VIE)	9,268	4,005
Cash and cash equivalents (including $50 and $0 held by the Company’s consolidated VIE)	15,233	28,509
Current income taxes recoverable	1,824	1,265
Other assets and receivables (including $937 and $0 held by the Company’s consolidated VIE)	1,512	188
Total assets	$36,956	$63,454

LIABILITIES
Accounts payable	$480	$400
Deferred tax liability, net	–	106
Other liabilities	82	33
Total liabilities	$562	$539

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 700,000 shares issued and outstanding as of both periods	$17,500	$17,500
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,238,875 and 6,217,307 shares issued as of September 30, 2020 and December 31, 2019, respectively, and 4,957,364 and 6,065,948 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	6	6
Additional paid-in capital	46,917	46,754
Accumulated deficit	(21,844)	(336)
	42,579	63,924
Less: treasury stock at cost; 1,281,511 and 151,359 shares as of September 30, 2020 and December 31, 2019, respectively	(6,185)	(1,009)
Total shareholders’ equity	36,394	62,915
Total liabilities and shareholders’ equity	$36,956	$63,454

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. Consolidated Statements of Operations and Comprehensive Loss ($ in thousands, except share and per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue:
Net investment income (loss)	$(7,715)	$523	$(16,992)	$1,257
Other income	25	–	79	–
Total revenue	(7,690)	523	(16,913)	1,257

Expenses:
General and administrative expenses	1,900	595	4,210	2,236
Total expenses	1,900	595	4,210	2,236

Loss from continuing operations before income tax benefit	(9,590)	(72)	(21,123)	(979)
Income tax benefit	–	(12)	(665)	(162)
Net loss from continuing operations	(9,590)	(60)	(20,458)	(817)
Net loss from discontinued operations, net of income taxes	–	(3,475)	–	(7,152)
Net loss	$(9,590)	$(3,535)	$(20,458)	$(7,969)

Dividends declared on Series A Preferred Shares	350	350	1,050	1,050
Loss attributable to common shareholders	$(9,940)	$(3,885)	$(21,508)	$(9,019)

Basic and diluted loss per common share:
Continuing operations	$(1.69)	$(0.07)	$(3.58)	$(0.31)
Discontinued operations	–	(0.58)	–	(1.19)
Loss per share attributable to common shareholders	$(1.69)	$(0.65)	$(3.58)	$(1.50)

Weighted average common shares outstanding:
Basic and diluted	5,893,125	6,015,753	6,009,267	6,013,771

Consolidated Statement of Comprehensive Loss

Net loss	$(9,590)	$(3,535)	$(20,458)	$(7,969)
Unrealized gains on investments available for sale, net of income taxes	–	(92)	–	1,783
Comprehensive loss	$(9,590)	$(3,627)	$(20,458)	$(6,186)

 See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. Consolidated Statements of Shareholders’ Equity (Unaudited) ($ in thousands, except share amounts)

	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2019	700,000	$17,500	6,012,764	$6	151,359	$(1,009)	$46,340	$639	$(729)	$62,747
Cumulative effect of adoption of Topic 842	–	–	–	–	–	–	–	10	–	10
Cumulative effect of adoption of ASU 2016-01	–	–	–	–	–	–	–	104	(104)	–
Stock based compensation	–	–	–	–	–	–	52	–	–	52
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	–	(350)
Net income	–	–	–	–	–	–	–	98	–	98
Other comprehensive income	–	–	–	–	–	–	–	–	911	911
Balance, March 31, 2019	700,000	$17,500	6,012,764	$6	151,359	$(1,009)	$46,392	$501	$78	$63,468

Stock based compensation	–	–	–	–	–	–	51	–	–	51
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	–	(350)
Net loss	–	–	–	–	–	–	–	(4,532)	–	(4,532)
Other comprehensive income	–	–	–	–	–	–	–	–	964	964
Balance, June 30, 2019	700,000	$17,500	6,012,764	$6	151,359	$(1,009)	$46,443	$(4,381)	$1,042	$59,601

Stock based compensation	–	–	7,052	–	–	–	59	–	–	59
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	–	(350)
Net loss	–	–	–	–	–	–	–	(3,535)	–	(3,535)
Other comprehensive loss	–	–	–	–	–	–	–	–	(92)	(92)
Balance, September 30, 2019	700,000	$17,500	6,019,816	$6	151,359	$(1,009)	$46,502	$(8,266)	$950	$55,683

Balance, January 1, 2020	700,000	$17,500	6,065,948	$6	151,359	$(1,009)	$46,754	$(336)	$–	$62,915
Stock based compensation	–	–	2,158	–	–	–	52	–	–	52
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	–	(350)
Net loss	–	–	–	–	–	–	–	(8,297)	–	(8,297)
Balance, March 31, 2020	700,000	$17,500	6,068,106	$6	151,359	$(1,009)	$46,806	$(8,983)	$–	$54,320

Stock based compensation	–	–	–	–	–	–	52	–	–	52
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	–	(350)
Net loss	–	–	–	–	–	–	–	(2,571)	–	(2,571)
Balance, June 30, 2020	700,000	$17,500	6,068,106	$6	151,359	$(1,009)	$46,858	$(11,904)	$–	$51,451

Stock based compensation	–	–	19,410	–	–	–	59	–	–	59
Share Repurchase Transaction	–	–	(1,130,152)	–	1,130,152	(5,176)	–	–	–	(5,176)
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	–	(350)
Net loss	–	–	–	–	–	–	–	(9,590)	–	(9,590)
Balance, September 30, 2020	700,000	$17,500	4,957,364	$6	1,281,511	$6,185	$46,917	$(21,844)	$–	$36,394

See accompanying notes to consolidated financial statements

1347 PROPERTY INSURANCE HOLDINGS, INC. Consolidated Statement of Cash Flows (Unaudited) ($ in thousands)

	Nine months ended September 30,
	2020	2019
Cash provided by (used in):
Operating activities:
Net loss	$(20,458)	$(7,969)
Net loss from discontinued operations, net of income taxes	–	7,152
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Net unrealized holding loss on equity investments	15,557	–
Net realized loss on sale of equity investments	2,111
Net deferred income taxes	(106)	(111)
Stock compensation expense	163	162
Changes in operating assets and liabilities:
Accrued interest on surplus notes due from affiliate	–	(717)
Current income taxes	(559)	1,003
Other assets and receivables	(1,319)	(187)
Accounts payable and other liabilities	129	451
Amounts due to affiliates	–	410
Net cash provided (used) by operating activities – continuing operations	(4,482)	194
Net cash used by operating activities – discontinued operations	–	(6,425)
Net cash used by operating activities	(4,482)	(6,231)

Investing activities:
Net purchases of furniture and equipment	(3)	(3)
Net purchases of other investments	(5,203)	–
Purchase of limited liability investments from subsidiary	–	(1,007)
Net cash used by investing activities – continuing operations	(5,206)	(1,010)
Net cash provided by investing activities – discontinued operations	–	13,987
Net cash provided (used) by investing activities	(5,206)	12,977

Financing activities:
Payment of dividends on preferred shares	(1,050)	(1,050)
Purchase of treasury shares	(2,538)	–
Net cash used by financing activities – continuing operations	(3,588)	(1,050)
Net cash used by financing activities – discontinued operations	–	(32)
Net cash used by financing activities	(3,588)	(1,082)

Net increase (decrease) in cash and cash equivalents	(13,276)	5,664
Cash and cash equivalents at beginning of period	28,509	30,902
Cash and cash equivalents at end of period	$15,233	$36,566

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$–	$221
Cash paid for interest	–	11

Non-Cash Financing Transactions
Sale of equity investments to purchase treasury shares	$2,639	$–

See accompanying notes to consolidated financial statements.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

1. Nature of Business

1347 Property Insurance Holdings, Inc. (“PIH”, the “Company”, “we”, or “us”) is a holding company which previously specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to the offering, we were a wholly- owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. As of September 30, 2020, KFSI and its affiliates held warrants that, if exercised, would cause KFSI and its affiliates to hold an approximate 23% ownership interest in our common stock. In addition, as of September 30, 2020, Fundamental Global Investors, LLC and its affiliates, or “FGI”, beneficially owned approximately 61% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

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

On July 14, 2020, the Company transferred 156,000 shares of FedNat common stock at $10.63 per share to Fundamental Global Reinsurance Ltd., a Cayman Islands limited liability company and wholly-owned subsidiary of the Company, as a capital contribution for no consideration. Furthermore, pursuant to a Share Repurchase and Cooperation Agreement (the “Share Repurchase Agreement”) with Hale Partnership Capital Management, LLC and certain of its affiliates (the “Hale Parties”), the Company purchased all of the 1,130,152 shares of the Company’s common stock, owned by the Hale Parties as of September 15, 2020, in exchange for an aggregate of approximately $2,753 in cash and 330,231 shares of FedNat common stock. Following these two transactions, the Company directly holds 1,286,871 shares of FedNat common stock.

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

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement entered into upon closing of the Asset Sale, Fundamental Global Advisors LLC, a wholly-owned subsidiary of the Company (“FG Advisors”), was formed to provide investment advisory services to FedNat, which include identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay FG Advisors an annual fee of $100, all of which is paid for the benefit of the Company. FGI Funds Management, LLC, an affiliate of FGI, serves as the manager to FG Advisors but does not receive any fees for its services other than those outlined in the Shared Services Agreement discussed under Note 9 – “Related Party Transactions.” The term of the Investment Advisory Agreement is five years.

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

Business Going Forward

The Company is implementing business plans to operate as a diversified holding company of reinsurance and investment management businesses. Subject to the approval of the Company’s stockholders at the Company’s 2020 Annual Meeting, the Company intends to change its name to “FG Financial Group, Inc.” to align with its future business plans. FG Financial Group, Inc. (“FGF”) plans to carry out its business through three primary avenues: insurance, asset management, and real estate. The Company also intends to change the ticker symbols for its common stock and its 8.00% cumulative preferred stock, Series A, and has reserved with Nasdaq the ticker symbols “FGF” and “FGFPP,” respectively.

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

Asset Management:

The Company has formed a wholly owned subsidiary, Fundamental Global Advisors, LLC (“FGAM”), to serve as an investment advisor to FedNat under the investment advisory agreement entered into at the closing of the Asset Sale. In addition, the Company has formed Fundamental Global Asset Management, LLC, a joint venture with a wholly owned subsidiary of FGI, which intends to sponsor investment advisors that will manage private funds ranging the full spectrum of alternative equities, fixed income, private equity and real estate. FGF will seek to benefit from the growth of the assets under management of the investment advisors it sponsors and the performance of the funds they manage. See Note 9 – “Related Party Transactions” for more information about the joint venture.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

Real Estate:

FGF plans to purchase controlling interests in income producing real estate assets. FGF will seek to benefit from underlying rental income on long-term leases with high quality tenants as well as the capital appreciation from the underlying real estate assets.

Appointment of Chief Executive Officer

Effective November 10, 2020, the Company appointed Larry G. Swets Jr., to serve as the Company’s Chief Executive Officer (“CEO”). Mr. Swets, who has served as a director on the Board since November 2013, had been appointed to serve as the Company’s Interim Chief Executive Officer on June 17, 2020. As Interim CEO, Mr. Swets replaced D. Kyle Cerminara as the Company’s principal executive officer. Mr. Cerminara continues to serve as the Chairman of the Board of the Company.

On June 18, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) by and between the Company and Itasca Financial LLC (“Itasca Financial”), an advisory and investment firm founded by Mr. Swets in 2005, pursuant to which Mr. Swets would provide the services described on behalf of Itasca Financial. The Consulting Agreement provides that Mr. Swets act as the Company’s Interim Chief Executive Officer. In consideration for the services, the Company has paid, subject to the monetary limitations or thresholds set forth in applicable award or plan agreements, Itasca Financial $46,000 per month during the term of the Consulting Agreement. The Consulting Agreement was terminated on November 10, 2020 with Mr. Swets’ appointment as CEO.

In connection with Mr. Swets’ appointment as CEO, the Company entered into an executive employment agreement with Mr. Swets, dated and effective as of November 10, 2020 (the “Swets Agreement”). The Swets Agreement has a three-year term and is subject to automatic three-year renewals, unless either party provides 60 days’ prior written notice of his or its intention, as applicable, not to renew such term.

Under the Swets Agreement, Mr. Swets is entitled to an annual base salary of $550,000 until such time as the Board determines future compensation based on Swets’ performance or other merit-based criteria. Mr. Swets is also entitled to receive, subject to availability under the Company’s 2018 Equity Incentive Plan, up to 250,000 shares of Company restricted common stock or restricted stock units and Company stock options, subject to vesting criteria (including performance conditions) to be mutually agreed between Mr. Swets and the Company prior to December 31, 2020. To the extent the terms of such Company restricted common stock or restricted stock units or Company stock options are not mutually agreed between the parties by such date, Mr. Swets may elect to resign as CEO and would be entitled to severance consisting of six months’ pay of his annual base salary, to be paid by the Company prior to March 15, 2021.

In the event that the Company terminates Mr. Swets without cause, subject to Mr. Swets execution of a general release of waiver and claims in favor of the Company and such general release becoming fully irrevocable, Mr. Swets will be entitled to severance consisting of two years of annual base salary continuation and benefits continuation to the extent permitted by, and in accordance with, the Company’s applicable health and welfare plans. In the event that the parties mutually agree to terminate Mr. Swets’ employment regardless of the reason, subject to Mr. Swets’ execution of a general release and such general release becoming fully irrevocable, Mr. Swets will be entitled to severance consisting of one year of annual base salary continuation and benefits continuation to the extent permitted by, and in accordance with, the Company’s applicable health and welfare plans. The Company has agreed to purchase a disability insurance policy and life insurance policy as soon as practicable following the execution of the Swets Agreement on such terms as are appropriate for a chief executive officer of a publicly traded company registered with the SEC and listed for trading on a national securities exchange.

The Swets Agreement also provides that Mr. Swets is subject to post-termination confidentiality covenants.

Mr. Swets will remain a director of the Company if he is continued to be elected by its stockholders and will forgo the compensation of board fees while serving as CEO.

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

Principles of Consolidation and Discontinued Operations:

Due to the sale of all the issued and outstanding equity of Maison, MMI and ClaimCor on December 2, 2019, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. Certain transactions between the Company and its subsidiaries, which have historically been eliminated upon consolidation, are shown on a gross basis in the accompanying financial statements as such transactions have occurred between discontinued operations and those operations which the Company has continued to utilize following the closing of the Asset Sale. These items include surplus notes in the amount of $18,000 plus accrued interest, all of which was settled upon the closing of the Asset Sale. These notes, which had been issued by Maison to the Company, were reflected as both an asset of continuing operations and liability of discontinued operations on any of the Company’s consolidated balance sheets presented prior to December 2, 2019. Interest associated with these surplus notes has been recorded as part of net investment income from continuing operations as well as interest expense as part of discontinued operations on the Company’s consolidated statement of operations for the year ended December 31, 2019. Similarly, amounts due from the Company to Maison upon the assignment of certain of Maison’s investments to the Company were reflected as an asset of continuing operations under the heading “Limited liability investments”, as well as a corresponding liability under the heading “Due to affiliates” on the Company’s consolidated balance sheets prior to the closing of the Asset Sale. Pursuant to the terms of the Purchase Agreement, this assignment of investments was settled, in cash, just prior to closing of the transaction. All other significant intercompany balances and transactions have been eliminated upon consolidation.

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

Investments:

Investments in fixed income securities were classified as available-for-sale and reported at estimated fair value prior to the sale of our fixed income portfolio in the Asset Sale transaction. Unrealized gains and losses on fixed income securities were included in accumulated other comprehensive income (loss), net of tax, until sold or an other-than-temporary impairment was recognized, at which point the cumulative unrealized gains or losses were transferred to the consolidated statements of operations.

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

Limited liability investments also include an investment where the Company is a limited partner in a limited partnership, which we have determined to be a variable interest entity (VIE), in which the Company is not the primary beneficiary. The Company does not have a controlling financial interest in the limited partnership, however, the Company exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 57% as of September 30, 2020. Accordingly, the Company has accounted for this investment under the equity method of accounting, recognizing any unrealized gains or losses on the investment through income.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

Additionally, on September 14, 2020 and September 28, 2020 the Company invested $2,000 and $3,000, respectively, through its joint venture, Fundamental Global Asset Management, LLC (“FGAM”) to sponsor the launch of FG Special Situations Fund, LP. We have determined our investment in FGAM to be a VIE for which the Company is the primary beneficiary as of September 30, 2020. See Note 5 – “Investments” for additional information on the Company’s sponsorship of FGNA and its investment in VIEs.

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

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, accounts receivable, and, prior to the Asset Sale transaction, premiums receivable. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250. As of September 30, 2020, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

The Company has not experienced significant losses related to accounts receivable and premiums receivable from its policyholders nor from amounts due from reinsurers prior to the Asset Sale transaction on December 2, 2019.

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of September 30, 2020. See Note 7 – “Options, Warrants, and Restricted Stock Units” for further disclosure.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

4. Discontinued Operations

As previously discussed, on December 2, 2019, we completed the sale of all of the issued and outstanding equity of our three former wholly-owned subsidiaries, Maison, MMI and ClaimCor. Accordingly, the Company has classified the Maison Business as discontinued operations for the three and nine months ended September 30, 2019 as set forth in ASC 205-20 – Discontinued Operations. On December 2, 2019, the assets and liabilities previously included in discontinued operations had been disposed of in the Asset Sale transaction.

The following table presents a reconciliation of the major classes of line items constituting pretax loss of discontinued operations to the after-tax loss of discontinued operations that are presented in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2019.

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Net premiums earned	$13,195	$40,858
Net investment income	1,167	2,960
Other income	778	2,345
Net losses and loss adjustment expenses	(12,251)	(32,977)
Amortization of deferred policy acquisition costs	(4,375)	(13,048)
General and administrative expenses	(2,344)	(7,649)
Interest expense on surplus notes due to affiliate	(478)	(1,391)
Pretax loss from discontinued operations	(4,308)	(8,902)
Income tax benefit	(833)	(1,750)
Loss from discontinued operations, net of taxes	$(3,475)	$(7,152)

5. Investments

On December 2, 2019, the Company received 1,773,102 shares of FedNat Holding Company common stock (Nasdaq: FNHC), along with $25,500 cash as consideration for the Asset Sale. The stock consideration was determined by dividing $25,500 by the weighted average closing price per share of FedNat’s common stock on the Nasdaq Stock Market during the 20-trading day period immediately preceding December 2, 2019. On July 14, 2020, the Company transferred 156,000 shares of FedNat common stock to FGRe, a wholly-owned subsidiary of the Company, as a capital contribution for no consideration and on September 15, 2020, the Company issued 330,231 shares of FedNat common stock to the Hale Parties as further discussed in Note 9 – “Related Party Transactions”. Following the transactions, the Company directly holds 1,286,871 shares of FedNat common stock. As of November 11, 2020, the estimated fair value of the 1,442,871 shares of FedNat common stock held in the aggregate by the Company and its subsidiary was $9,350.

The Company’s limited liability investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has a total potential commitment of $844 related to these investments, of which the two entities have drawn down approximately $685 through September 30, 2020. The limited liability company is managed by Argo Management Group, LLC, an entity which is wholly owned by KFSI. The Company has accounted for these two investments at cost minus impairment, if any, as the investments do not have readily determinable fair values. For the nine months ended September 30, 2020 and 2019, the Company has received profit distributions of $42 and $45 on these investments, respectively, which has been included in income. Furthermore, the limited partnership began the process of returning capital back to its investors in 2020. As of September 30, 2020, the Company has received approximately 20% of its initial $435 investment back from the partnership.

On June 18, 2018, Maison invested $2,219 in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invests in real estate through a real estate investment trust which is wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Company, a limited partner of Metrolina, does not have a controlling interest, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 57% as of September 30, 2020. Accordingly, the Company has accounted for this investment under the equity method of accounting, recognizing any unrealized holding gains or losses in income. On August 6, 2020, the Company increased its total investment in Metrolina to $4,000, while the carrying amount on the Company’s balance sheet was $4,571, consisting of $571 in undistributed earnings.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

Pursuant to the terms of the Purchase Agreement, Maison assigned all of its right, title and interest in each of the limited liability investments to the Company in exchange for the statutory carrying value of each investment, or approximately $4,200. Accordingly, these investments have been included on the Company’s consolidated balance sheet as of September 30, 2020 and December 31, 2019 as part of continuing operations. Investment income resulting from the Company’s limited liability investments has also been included in net investment income (loss) as part of continuing operations, on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019.

Additionally, on September 14, 2020 and September 28, 2020, the Company invested $2,000 and $3,000, respectively, into its joint venture, FGAM, to capitalize FG Special Situations Fund Advisor, LLC (“Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of FG Special Situations Fund, LP (the “Fund”), a Delaware limited partnership formed on September 2, 2020. The Fund is wholly owned by FGAM through the Fund’s general partner and the Advisor, both of which are ultimately controlled by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Company’s Board of Directors, respectively. The Fund’s investment was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8,625 of risk capital used to launch FG New America Acquisition Corp (NYSE: FGNA), a newly formed special purpose acquisition company which consummated its initial public offering on October 2, 2020. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor, purchased for $4,013, which represent beneficial ownership of approximately 1.4 million common shares of FGNA as well as approximately 0.4 million warrants to purchase common shares of FGNA at a price of $11.50 per share. Both the class A and class A-1 interests of the Sponsor are subject to complete loss if FGNA is not able to consummate a business combination in accordance with the terms of its initial public offering. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor. The remaining $987 invested in FGAM consists of cash owned by the Fund as of November 10, 2020 and will be used by the Fund for both working capital purposes and potentially to sponsor additional future investments. Mr. Cerminara, the Chairman of our Board, is the President and a director of FGNA and a manager of the Sponsor. Mr. Swets, our Chief Executive Officer, is the Chief Executive Officer and a director of FGNA and a manager of the Sponsor.

The Company has determined that its investment in FGAM represents an investment in a VIE in which the Company is the primary beneficiary and as such, has consolidated the financial results of FGAM as of September 30, 2020. The Company evaluates whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and continuously reconsiders that conclusion. In determining whether the Company is the primary beneficiary, the Company evaluates its control rights as well as economic interests in the entity held either directly or indirectly through affiliates via both qualitative and quantitative analysis. Further investments in, or redemptions of investments in FGAM, by either member of joint venture could affect the entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Company assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

The assets of FGAM, which have been included in the Company’s consolidated balance sheet as of the dates listed are as follows in the table below. FGAM reported no liabilities as of either date presented. The assets of FGAM may only be used to settle its obligations. The Company’s maximum exposure to loss as a result of its involvement with FGAM is $5,000 as of September 30, 2020. As the Company’s $5,000 investment in FGAM represents the entirety of the capital in the joint venture, no minority interest has been reported on the Company’s balance sheet as of September 30, 2020.

Assets	September 30, 2020	December 31, 2019
Cash	$50	$–
Other Receivable	937	–
Limited liability investments	4,013	–
Total assets	$5,000	$–

A summary of the Company’s investments as of September 30, 2020 and December 31, 2019 is as follows.

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
As of September 30, 2020
FedNat common stock	$20,751	$–	$(11,632)	$9,119
Limited liability investments	8,697	571	–	9,268
Total investments	$29,448	$571	$(11,632)	$18,387

As of December 31, 2019
FNHC common stock	$25,500	$3,987	$–	$29,487
Limited liability investments	3,495	510	–	4,005
Total investments	$28,995	$4,497	$–	$33,492

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

The risks and uncertainties inherent in the assessment methodology used to determine declines in market value that are other-than-temporary include, but may not be limited to, the following:

●	the opinions of professional investment managers could be incorrect;

●	the past trading patterns of investments may not reflect their future valuation trends;

●	the credit ratings assigned by credit rating agencies may be incorrect due to unforeseen events or unknown facts related to the investee company’s financial situation; and

●	the historical debt service record of an investment may not be indicative of future performance and may not reflect a company’s unknown underlying financial problems.

We have not recorded a write-down for an other-than-temporary impairment on the equity investments listed in the table above.

Net investment income (loss) for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Investment income (loss):
Unrealized holding loss on FNHC common stock	$(5,760)	$–	$(15,618)	$–
Realized loss on FNHC shares	(2,110)	–	(2,110)	–
Dividend income from FNHC common stock	160	–	479	–
Income (loss) from limited liability investments	(34)	45	103	90
Interest on surplus notes issued by Maison	–	478	–	1,391
Loss on assignment of limited liability investments from Maison	–	–	–	(239)
Other	29	–	154	15
Net investment income (loss)	$(7,715)	$523	$(16,992)	$1,257

The Company has also included investment income associated with its fixed income and equity securities portfolio in discontinued operations, net of income taxes on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2019 as this portfolio was sold by the Company in connection with the Asset Sale on December 2, 2019. See Note 2 – “Significant Accounting Policies” for additional information.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

6. Income Taxes

Income tax expense for the three and nine months ended September 30, 2020 and 2019 varies from the amount that would result by applying the applicable statutory federal income tax rate to income before income taxes as summarized in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Income tax benefit at statutory income tax rate of 21%	$(2,014)	$(920)	$(4,436)	$(2,075)
Valuation allowance for deferred tax assets deemed unrealizable	1,510	–	3,514	–
Rate differential due to CARES Act	–	–	(214)	–
Non-deductible expenses associated with the Share Repurchase Transaction	516	–	516	–
State income tax (net of federal tax benefit)	–	72	–	115
Other	(12)	4	(45)	49
Income tax benefit	$–	$(844)	$(665)	$(1,911)

Income tax benefit–from continuing operations	$–	$(12)	$(665)	$(162)
Income tax benefit–from discontinued operations	$–	$(832)	$–	$(1,749)

As a result of the passage of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company recorded a credit of $214 against its income tax expense for the nine months ended September 30, 2020, due to a provision in the CARES Act which allows for the five-year carryback of net operating losses. Prior to the passage of the CARES Act, these net operating losses were only available to offset future taxable income generated by the Company.

As a result of the Share Repurchase Transaction, discussed in further detail in Note 9 – “Related Party Transactions”, the Company has permanent non-deductible expenses of approximately $2,456 which are comprised of the cost of purchasing the Company’s own stock as well as the legal fees associated with the transaction. These are shown at the tax effected rate of 21%, or $516 in the preceding table.

For the nine months ended September 30, 2020, the Company recorded an unrealized loss of $11,632 on its investment of FedNat common stock, resulting in a deferred tax asset of approximately $2,400. The Company’s gross deferred tax assets are $3,514 as of September 30, 2020, however the Company has recorded a valuation allowance against all of its deferred tax assets, resulting in a net deferred income tax asset of $0 as of September 30, 2020, due to the uncertain nature surrounding our ability to realize these tax benefits in the future. As of December 31, 2019, the financial statements show a net deferred tax liability in the amount of $106 due to the sale of the Maison Business. Significant components of the Company’s net deferred tax assets are as follows:

	September 30, 2020	December 31, 2019
Deferred income tax assets:
Net operating loss carryforward	$807	$463
Share-based compensation	222	214
Investments	2,478	–
Other	7	7
Deferred income tax assets	3,514	684
Less: Valuation allowance	(3,514)	–
Deferred income tax assets net of valuation allowance	$–	$684

Deferred income tax liabilities:
Investments	$–	$789
Other	–	1
Deferred income tax liabilities	$–	$790

Net deferred income tax liability	$–	$(106)

As of September 30, 2020, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $3,845, which will be available to offset future taxable income. Approximately $582 of the Company’s NOLs will expire on December 31, 2039, while the remaining $3,263 of the Company’s NOLs do not expire under current tax law.

As of September 30, 2020, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

As of September 30, 2020, the Company has awards outstanding under both the 2014 Plan and the 2018 Plan.

Stock Options issued under the 2014 Plan

For the three and nine months ended September 30, 2019, a total of 0 and 177,456 of the Company’s stock options expired unexercised, respectively. The expiring stock options had a weighted average exercise price of $8.06 per share. The Company has not granted any stock options since April 4, 2014, and as of April 4, 2019, all stock options previously granted by the Company had expired unexercised. As a result, the Company did not have any employee stock options outstanding as of September 30, 2020 under either of the 2014 and 2018 Plans.

Restricted Stock Units issued under both the 2014 and 2018 Plans

On May 29, 2015, the Company’s Board of Directors granted 20,500 RSUs to certain of its executive officers under the 2014 Plan. Each RSU granted entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest as follows: (i) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $10.00 per share; and (ii) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $12.00 per share. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. In connection with the Asset Sale and pursuant to the employment and resignation agreements entered into between the Company and its former executive officers, Douglas N. Raucy and Dean E. Stroud, a total of 16,500 RSUs issued under this grant to Messrs. Raucy and Stroud were cancelled and forfeited on December 2, 2019. As of September 30, 2020, 4,000 RSUs remain outstanding under this grant which have been issued to our Chief Financial Officer, John S. Hill.

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

On August 22, 2018, the Compensation Committee granted 1,000 shares of the Company’s common stock (the “Bonus Shares”) and 1,000 RSUs to Mr. Hill, under the 2018 Plan. Each RSU represents a contingent right to receive one share of the Company’s common stock. These RSUs vest in five equal annual installments beginning with the first anniversary of the grant date, subject to continued employment, with vesting subject to Mr. Hill maintaining ownership of the Bonus Shares through the full five-year vesting period.

Also, on August 22, 2018, the Company modified its compensation program for all non-employee directors of the Company, effective September 1, 2018. The modified compensation program allows for an annual grant of RSUs with a value of $40, vesting in five equal annual installments, beginning with the first anniversary of the grant date. Accordingly, on August 22, 2018, August 13, 2019, and again on August 12, 2020, the Board issued RSUs to each of the Company’s then serving non-employee directors, representing a value of $40 per director. The total number of RSUs granted were 34,284 on August 22, 2018, 61,776 on August 13, 2019, and 60,998 on August 12, 2020. Furthermore, on January 11, 2019, the Company’s Board appointed two new directors to the Board, Ambassador Rita Hayes and Dr. Marsha G. King, resulting in the issuance of 5,397 RSUs to each of these two directors, representing their pro-rata share of the RSU grant issued to each of the Company’s non-employee directors on an annual basis. The following table summarizes RSU activity for the nine months ended September 30, 2020 and 2019.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2019	137,116	$6.27
Granted	72,570	5.14
Vested	(7,052)	7.00
Forfeited	–	–
Non-vested units, September 30, 2019	202,634	$5.84

Non-vested units, January 1, 2020	140,002	$5.93
Granted	60,998	4.59
Vested	(21,568)	5.75
Forfeited	–	–
Non-vested units, September 30, 2020	179,432	$5.49

Total stock-based compensation expense for the nine months ended September 30, 2020 and 2019 was $163 and $162, respectively. As of September 30, 2020, total unrecognized stock compensation expense of $884 remains, which will be recognized through September 30, 2025. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense and has been included in net loss from continuing operations.

Warrants

For the nine months ended September 30, 2019, a total of 406,875 warrants expired having a weighted average exercise price of $9.69. For the nine months ended September 30, 2020 and 2019, warrants were neither granted nor exercised. As of September 30, 2020 the Company had 1,500,000 warrants outstanding with an exercise price of $15.00 which expire on February 24, 2022.

8. Shareholders’ Equity

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 shares of the Preferred Stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share. Also, on March 26, 2018, we issued an additional 60,000 shares of Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018 when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Preferred Stock was on June 1, 2018. For each of the quarters ended September 30, 2020 and 2019, the Company declared dividends of $350, representing all quarterly amounts due on the Preferred Stock. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Preferred Stock per year. The Company’s Board of Directors declared the fourth quarter 2020 dividend on the shares of Series A Preferred Stock on November 12, 2020.

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

A fund managed by Fundamental Global Investors, LLC, the Company’s largest shareholder, purchased an aggregate of 34,620 shares of the Series A Preferred Stock in the Company’s public offering of the shares, at the public offering price of $25.00 per share, including 31,680 shares purchased for a total of approximately $792 on February 28, 2018, the closing date of the offering, and 2,940 shares purchased for a total of approximately $74 on March 26, 2018 in connection with the underwriters’ exercise of their over-allotment option. In addition, CWA Asset Management Group, LLC, of which 50% is owned by Fundamental Global Investors, LLC, holds 30,609 shares of the Series A Preferred Stock for customer accounts (including 44 shares of the Series A Preferred Stock held by Mr. Cerminara in a joint account with his spouse) purchased at the public offering price in connection with the underwriters’ exercise of their over-allotment option. No discounts or commissions were paid to the underwriters on the purchase of these shares.

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

Investment in Limited Liability Company and Limited Partnership

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $341 as of September 30, 2020. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016.

As of September 30, 2020, the Company has invested $4,000 as a limited partner in FGI Metrolina Property Income Fund, LP (the “Metrolina”), which invests in real estate through a real estate investment trust which is wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. Metrolina’s investment program is managed by FGI Funds Management LLC, an affiliate of FGI, which, with its affiliates, is the largest stockholder of the Company. The principals of FGI waived their share of fees associated with the Company’s investment in Metrolina. In 2018 and 2019, this amounted to $118 and $37, respectively, of fees that were owed by the Company. The Company’s investment represents an approximate 57% ownership stake in Metrolina as of September 30, 2020.

Upon analysis of Metrolina’s capital structure, related contractual relationships and terms, the nature of the Fund’s operations and purpose, as well as our involvement with the entity, we have determined that the Fund represents a variable interest entity (VIE) investment of the Company. Applicable guidance requires us to consolidate those VIEs where we are determined to be the primary beneficiary. The primary beneficiary is the entity that has both 1) the power to direct the activities of the VIE which most significantly affect the VIE’s economic performance; and 2) the obligation to absorb losses or the right to receive the benefits that could be potentially significant to the VIE. The Company’s investment in the Fund is that of a limited partner which does not have the authority to direct the operations of the Fund. Accordingly, we have determined we are not the primary beneficiary of the VIE and have accounted for this investment under the equity method of accounting.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

As of December 31, 2019, the total assets of the Fund were approximately $6,849. Our maximum exposure to loss associated with our investment in the Fund was $4,000 as of September 30, 2020. Our investment is reflected on our consolidated balance sheet under the heading Limited liability investments.

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

FGAM is governed by a Board of Managers consisting of four managers, two of which have been appointed by each Member. The Company has appointed two of its independent directors to the Board of Managers of FGAM. Certain major actions, including any decision to sponsor a new investment manager, require the prior consent of both Members.

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

On September 14, 2020 and September 28, 2020, the Company provided Seed Capital of $2,000 and $3,000, respectively, into FGAM, to capitalize FG Special Situations Fund Advisor, LLC (“Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of FG Special Situations Fund, LP (the “Fund”), a Delaware limited partnership formed on September 2, 2020. The Fund is wholly owned by FGAM through the Fund’s general partner and the Advisor, both of which are ultimately controlled by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Company’s Board of Directors, respectively. The Fund’s investment was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8,625 of risk capital used to launch FG New America Acquisition Corp (NYSE: FGNA), a newly formed special purpose acquisition company which consummated its initial public offering on October 2, 2020. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor, purchased for $4,013, which represent beneficial ownership of approximately 1.4 million common shares of FGNA as well as approximately 0.4 million warrants to purchase common shares of FGNA at a price of $11.50 per share. Both the class A and class A-1 interests of the Sponsor are subject to complete loss if FGNA is not able to consummate a business combination in accordance with the terms of its initial public offering. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor. The remaining $988 invested in FGAM consists of cash owned by the Fund as of November 10, 2020 and will be used by the Fund for both working capital purposes and potentially to sponsor additional future investments. Mr. Cerminara, the Chairman of our Board, is the President and a director of FGNA and a manager of the Sponsor. Mr. Swets, our Chief Executive Officer, is the Chief Executive Officer and a director of FGNA and a manager of the Sponsor.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement entered into upon closing of the Asset Sale, Fundamental Global Advisors LLC, a wholly-owned subsidiary of the Company (“FG Advisors”), was formed to provide investment advisory services to FedNat, which include identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay FG Advisors an annual fee of $100, all of which is paid for the benefit of the Company. FGI Funds Management, LLC, an affiliate of FGI, serves as the manager to FG Advisors but does not receive any fees for its services other than those outlined in the Shared Services Agreement below. The term of the Investment Advisory Agreement is five years.

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

Share Repurchase Transaction

On September 15, 2020, the Company entered into a Share Repurchase and Cooperation Agreement (the “Share Repurchase Agreement”) with Hale Partnership Capital Management, LLC and certain of its affiliates (collectively, the “Hale Parties”), which, prior to the transaction owned more than 18% of our outstanding common stock (the “Share Repurchase Transaction”).

Pursuant to the Share Repurchase Agreement, the Company agreed to purchase (exclusive of any fees or expenses) all of the 1,130,152 shares of the Company’s common stock, owned, of record or beneficially, by the Hale Parties, in exchange for an aggregate $2,752,617 in cash and 330,231 shares of common stock, par value $0.01 per share, of FedNat Holding Company previously owned by the Company (the “FedNat Shares”). As acknowledged by the Hale Parties in the Share Repurchase Agreement, that certain Standstill Agreement, dated December 2, 2019, by and between FedNat Holding Company and the Company, imposes certain restrictions in respect of the FedNat Shares transferred by the Company to the Hale Parties. FedNat Holding Company is not party to, or a third-party beneficiary of, the Agreement.

The Share Purchase Agreement contains certain customary standstill provisions that, for a period of five years commencing September 15, 2020 (the “Standstill Period”), prohibit, among other things, the Hale Parties from (i) making certain announcements regarding the Company’s transactions, (ii) soliciting proxies, (iii) acquiring ownership of any securities of the Company, (iv) advising, encouraging or influencing any vote or disposition of any securities of the Company, (v) selling securities of the Company resulting in any third party owning more than 4.9% of the outstanding shares of the Company’s common stock (subject to certain exceptions set forth in the Share Purchase Agreement), (vi) taking actions to change or influence the Board of Directors of the Company, Company management or the direction of certain Company matters and (vii) exercising certain stockholder rights. The Company and the Hale Parties further agreed that they will not disparage each other and that they will not initiate any lawsuit, claim or proceeding with respect to any claims against the Company or any of the Hale Parties, as applicable, based on facts known as of the Effective Date, in each case applicable during the Standstill Period, and to a mutual release of claims.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Notes to Financial Statements

($ amounts presented in thousands, except share and per share data and as otherwise specified)

Each of the Company and the Hale Parties has the right to terminate the Share Purchase Agreement prior to the end of the Standstill Period if (i) any of the Hale Parties, in the case of the Company, or (ii) the Company, in the case of the Hale Parties, commits a material breach of the Share Purchase Agreement and such breach is not cured within 15 days after notice is given to the breaching party.

As the total consideration paid in the Share Repurchase transaction exceeded the fair value of the treasury shares repurchased by the Company, the Company recorded a charge of approximately $215 to general and administrative expense for the nine months ended September 30, 2020, representing the estimated fair value of the rights conveyed to the Company pursuant to the standstill provisions in the agreement. The fair value of the 1,130,152 shares of Company common stock, or $5,176, was recorded to treasury stock.

10. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic and diluted:
Net loss (in thousands)	$(9,590)	$(3,535)	$(20,458)	$(7,969)
Less: dividends declared on Series A Preferred Shares	(350)	(350)	(1,050)	(1,050)
Loss attributable to common shareholders	$(9,940)	$(3,885)	$(21,508)	$(9,019)
Weighted average common shares outstanding	5,893,125	6,015,753	6,009,267	6,013,771
Loss per share attributable to common shareholders	$(1.69)	$(0.65)	$(3.58)	$(1.50)

Net loss from continuing operations	$(9,590)	$(60)	$(20,458)	$(817)
Less: dividends declared on Series A Preferred Shares	(350)	(350)	(1,050)	(1,050)
Loss from continuing operations attributable to common shareholders	$(9,940)	$(410)	$(21,508)	$(1,867)
Weighted average common shares outstanding		6,015,753	6,009,267	6,013,771
Loss per common share from continuing operations	$(1.69)	$(0.07)	$(3.58)	$(0.31)

Net loss from discontinued operations, net of income taxes	$–	$(3,475)	$–	$(7,152)
Weighted average common shares outstanding	–	6,015,753	–	6,013,771
Loss per common share from discontinued operations	$–	$(0.58)	$–	$(1.19)

The following potentially dilutive securities outstanding as of September 30, 2020 and 2019 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of September 30,
	2020	2019
Warrants to purchase common stock	1,500,000	1,500,000
Restricted stock units	179,432	202,634
	1,679,432	1,702,634

11. Accumulated Other Comprehensive Income (Loss)

The table below details the change in the balance of each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Unrealized gains (losses) on available-for-sale securities:
Balance, beginning of period	$–	$1,042	$–	$(729)
Other comprehensive income (loss) before reclassifications	–	(501)	–	1,832
Amounts reclassified from accumulated other comprehensive income	–	384	–	397
Income taxes	–	25	–	(446)
Net current-period other comprehensive income (loss)	–	(92)	–	1,783
Reclassifications due to adoption of new accounting standards	–	–	–	(104)
Balance, September 30	$–	$950	$–	$950

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

The FASB has issued guidance that defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.

●	Level 2 – inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly, for substantially the full-term of the financial instrument.

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the measurement of fair value.

Financial instruments measured at fair value as of September 30, 2020 and December 31, 2019 in accordance with this guidance are as follows.

	Level 1	Level 2	Level 3	Total
As of September 30, 2020
Equity securities:
Common stock	$9,119	$–	$–	$9,119

As of December 31, 2019
Equity securities:
Common stock	$29,487	$–	$–	$29,487

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

Rent expense for the Company’s office leases is recognized on a straight-line basis over the term of the lease. Rent expense was $25 and $380 for the nine months ended September 30, 2020 and 2019, respectively. The entirety of rent expense for the nine months ended June 30, 2019 has been included as part of net income from discontinued operations, as it was associated with the operations of the Maison Business, sold on December 2, 2019.

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

14. Subsequent Events

Consistent with the Company’s plans to operate as a diversified reinsurance and investment management holding company, the Company entered into a reinsurance transaction through FGRe, its Cayman Islands based insurance company. The agreement is fully collateralized through a funds at Lloyds transaction. The Company’s maximum exposure to loss in the transaction is approximately $2,900 and will cover all risks written by the syndicates during the 2021 insurance year. On November 12, 2020, FGRe initially funded a trust account at Lloyd’s with approximately $2,400 to fully collateralize its obligations.

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

Management cautions that the forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation: risks associated with our limited business operations since the closing of the Asset Sale; risks associated with our inability to identify and realize business opportunities, and the undertaking of any new such opportunities, following the Asset Sale; our ability to spend or invest the net proceeds from the Asset Sale in a manner that yields a favorable return; general conditions in the global economy, including the impact of health and safety concerns from the current COVID-19 pandemic and the impact of governmental measures taken in response thereto; the uncertainty and difficulty in predicting the ultimate impact of the COVID-19 pandemic on our business; our lack of operating history or established reputation in the reinsurance industry; our inability to obtain or maintain the necessary approvals to operate reinsurance subsidiaries; risks associated with operating in the reinsurance industry, including inadequately priced insured risks, credit risk associated with brokers we may do business with, and inadequate retrocessional coverage; our inability to execute on our investment and investment management strategy, including our strategy to invest in real estate assets; potential loss of value of investments; risk of becoming an investment company; fluctuations in our short-term results as we implement our new business strategy; risks of not being unable to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; our limited operating history as a publicly traded company; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; potential conflicts of interest between us and our directors and executive officers; the impact of the COVID-19 pandemic on the business of FedNat Holding Company; continued volatility or further decline in the value of the shares of FedNat Holding Company common stock received by us as consideration in the Asset Sale or limitations and restrictions with respect to our ownership of such shares; risks of being a minority stockholder of FedNat Holding Company; risks associated with our related party transactions as disclosed in Note 9 of this Quarterly Report and investments as disclosed in Note 5 of this Quarterly Report; and risks associated with our inability to continue to satisfy the listing standards of the Nasdaq following completion of the Asset Sale. Our expectations and future plans and initiatives may not be realized. If one of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. You are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements are made only as of the date hereof and do not necessarily reflect our outlook at any other point in time. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect new information, future events or developments.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Overview

1347 Property Insurance Holdings, Inc. is a holding company which previously specialized in providing personal property insurance in coastal markets including those in Louisiana, Texas and Florida. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to the offering, we were a wholly- owned subsidiary of Kingsway America Inc., which, in turn, is a wholly-owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. As of September 30, 2020, KFSI and its affiliates held warrants that, if exercised, would cause KFSI and its affiliates to hold an approximate 23% ownership interest in our common stock. In addition, as of September 30, 2020, Fundamental Global Investors, LLC and its affiliates, or “FGI”, beneficially owned approximately 61% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI, and Lewis M. Johnson, Co-Chairman of our Board of Directors, serves as President, Co-Founder and Partner of FGI.

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

On December 31, 2019, the shares of FedNat common stock issued to the Company in connection with the Asset Sale were registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the terms of the Registration Rights Agreement entered into by the Company and FedNat at the closing of the Asset Sale. On July 14, 2020, the Company transferred 156,000 shares of FedNat common stock at a price of $10.63 per share to Fundamental Global Reinsurance Ltd., a Cayman Islands limited liability company and wholly-owned subsidiary of the Company, as a capital contribution for no consideration. Furthermore, pursuant to a Share Repurchase and Cooperation Agreement (the “Share Repurchase Agreement”) with Hale Partnership Capital Management, LLC and certain of its affiliates (the “Hale Parties”), the Company purchased all of the 1,130,152 shares of the Company’s common stock, owned by the Hale Parties as of September 15, 2020, in exchange for an aggregate of approximately $2,753 in cash and 330,231 shares of FedNat common stock. Following these two transactions, the Company directly holds 1,286,871 shares of FedNat common stock.

In addition to the Registration Rights Agreement, the Company and FedNat entered into a Standstill Agreement, a Reinsurance Capacity Right of First Refusal Agreement (the “Reinsurance Agreement”), an Investment Advisory Agreement and a Transition Services Agreement at the closing of the Asset Sale.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement entered into upon closing of the Asset Sale, Fundamental Global Advisors LLC, a wholly-owned subsidiary of the Company (“FG Advisors”), was formed to provide investment advisory services to FedNat, which include identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay FG Advisors an annual fee of $100,000, all of which is paid for the benefit of the Company. FGI Funds Management, LLC, an affiliate of FGI, serves as the manager to FG Advisors but does not receive any fees for its services other than those outlined in the Shared Services Agreement as discussed under the heading “Related Party Transactions” below. The term of the Investment Advisory Agreement is five years.

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

Business Going Forward

The Company is implementing business plans to operate as a diversified holding company of reinsurance and investment management businesses. Subject to the approval of the Company’s stockholders at the Company’s 2020 Annual Meeting, the Company intends to change its name to “FG Financial Group, Inc.” to align with its future business plans. FG Financial Group, Inc. (“FGF”) plans to carry out its business through three primary avenues: insurance, asset management, and real estate. The Company also intends to change the ticker symbols for its common stock and its 8.00% cumulative preferred stock, Series A, and has reserved with Nasdaq the ticker symbols “FGF” and “FGFPP,” respectively.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Asset Management:

The Company has formed a wholly-owned subsidiary, Fundamental Global Advisors, LLC, to serve as an investment advisor to FedNat Holding Company under the investment advisory agreement entered into at the closing of the Asset Sale. In addition, the Company has formed Fundamental Global Asset Management, LLC, a joint venture with Fundamental Global Investors, LLC which will focus on sponsoring investment advisors that will manage private funds ranging the full spectrum of alternative equities, fixed income, private equity and real estate. FGF will seek to benefit from the growth of the assets under management of the investment advisors it sponsors and the performance of the funds they manage. See “Related Party Transactions” below for additional information about the joint venture.

Real Estate:

FGF plans to purchase controlling interests in income producing real estate assets. FGF will seek to benefit from underlying rental income on long-term leases with high quality tenants as well as the capital appreciation from the underlying real estate assets.

Appointment of Chief Executive Officer

Effective November 10, 2020, the Company appointed Larry G. Swets Jr., to serve as the Company’s Chief Executive Officer (“CEO”). Mr. Swets, who has served as a director on the Board since November 2013, had been appointed to serve as the Company’s Interim Chief Executive Officer on June 17, 2020. As Interim CEO, Mr. Swets replaced D. Kyle Cerminara as the Company’s principal executive officer. Mr. Cerminara continues to serve as the Chairman of the Board of the Company.

On June 18, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) by and between the Company and Itasca Financial LLC (“Itasca Financial”), an advisory and investment firm founded by Mr. Swets in 2005, pursuant to which Mr. Swets would provide the services described on behalf of Itasca Financial. The Consulting Agreement provides that Mr. Swets act as the Company’s Interim Chief Executive Officer. In consideration for the services, the Company has paid, subject to the monetary limitations or thresholds set forth in applicable award or plan agreements, Itasca Financial $46,000 per month during the term of the Consulting Agreement. The Consulting Agreement was terminated on November 10, 2020 with Mr. Swets’ appointment as CEO.

In connection with Mr. Swets’ appointment as CEO, the Company entered into an executive employment agreement with Mr. Swets, dated and effective as of November 10, 2020 (the “Swets Agreement”). The Swets Agreement has a three-year term and is subject to automatic three-year renewals, unless either party provides 60 days’ prior written notice of his or its intention, as applicable, not to renew such term.

Under the Swets Agreement, Mr. Swets is entitled to an annual base salary of $550,000 until such time as the Board determines future compensation based on Swets’ performance or other merit-based criteria. Mr. Swets is also entitled to receive, subject to availability under the Company’s 2018 Equity Incentive Plan, up to 250,000 shares of Company restricted common stock or restricted stock units and Company stock options, subject to vesting criteria (including performance conditions) to be mutually agreed between Mr. Swets and the Company prior to December 31, 2020. To the extent the terms of such Company restricted common stock or restricted stock units or Company stock options are not mutually agreed between the parties by such date, Mr. Swets may elect to resign as CEO and would be entitled to severance consisting of six months’ pay of his annual base salary, to be paid by the Company prior to March 15, 2021.

In the event that the Company terminates Mr. Swets without cause, subject to Mr. Swets execution of a general release of waiver and claims in favor of the Company and such general release becoming fully irrevocable, Mr. Swets will be entitled to severance consisting of two years of annual base salary continuation and benefits continuation to the extent permitted by, and in accordance with, the Company’s applicable health and welfare plans. In the event that the parties mutually agree to terminate Mr. Swets’ employment regardless of the reason, subject to Mr. Swets’ execution of a general release and such general release becoming fully irrevocable, Mr. Swets will be entitled to severance consisting of one year of annual base salary continuation and benefits continuation to the extent permitted by, and in accordance with, the Company’s applicable health and welfare plans. The Company has agreed to purchase a disability insurance policy and life insurance policy as soon as practicable following the execution of the Swets Agreement on such terms as are appropriate for a chief executive officer of a publicly traded company registered with the SEC and listed for trading on a national securities exchange.

1347 PROPERTY INSURANCE HOLDINGS, INC.

The Swets Agreement also provides that Mr. Swets is subject to post-termination confidentiality covenants.

Mr. Swets will remain a director of the Company if he is continued to be elected by its stockholders and will forgo the compensation of board fees while serving as CEO.

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

Discontinued Operations

On December 2, 2019, we sold all of the issued and outstanding equity of Maison, MMI and ClaimCor. As a result, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. Certain transactions between the Company and its subsidiaries, which have historically been eliminated upon consolidation, are shown on a gross basis in the accompanying financial statements as such transactions have occurred between discontinued operations and those operations which the Company has continued to utilize following the closing of the Asset Sale. These items include surplus notes in the amount of $18,000 plus accrued interest, all of which was settled upon the closing of the Asset Sale. These notes, which had been issued by Maison to the Company, have been reflected as both an asset of continuing operations and liability of discontinued operations on the Company’s consolidated balance sheets presented prior to December 2, 2019. Interest associated with these surplus notes has been recorded as part of net investment income from continuing operations as well as interest expense as part of discontinued operations on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2019. Similarly, amounts due from the Company to Maison upon the assignment of certain of Maison’s investments to the Company have been reflected as an asset of continuing operations under the heading “Limited liability investments”, as well as a corresponding liability under the heading “Due to affiliates” on the Company’s consolidated balance sheets prior to the closing of the Asset Sale. Pursuant to the terms of the Purchase Agreement, this assignment of investments was settled, in cash, just prior to closing of the transaction. All other significant intercompany balances and transactions have been eliminated upon consolidation.

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

Analysis of Financial Condition

As of September 30, 2020 compared to December 31, 2019

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

The table below summarizes, by type, the Company’s investments as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
Type of Investment	Carrying Amount	Percent of Total	Carrying Amount	Percent of Total
Equity securities:
FedNat common stock	$9,119	49.6%	$29,487	88.0%
Limited liability investments	9,268	50.4%	4,005	12.0%
Total investments	$18,387	100.0%	$33,492	100.0%

On July 14, 2020, the Company transferred 156,000 shares of FedNat common stock to FGRe, a Cayman Islands limited liability company and wholly-owned subsidiary of the Company, as a capital contribution for no consideration and on September 15, 2020, the Company issued 330,231 shares of FedNat common stock to the Hale Parties as further discussed under the heading “Related Party Transactions” below. Following these transactions, the Company directly holds 1,286,871 shares of FedNat common stock. As of November 10, 2020, the estimated fair value of the 1,442,871 shares of FedNat common stock held in the aggregate by the Company and its subsidiary was $9,350.

The Company’s limited liability investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company has a total potential commitment of $844 related to these investments, of which the two entities have drawn down approximately $685 through September 30, 2020. The limited liability company is managed by Argo Management Group, LLC, an entity which is wholly-owned by KFSI. The Company has accounted for these two investments at cost minus impairment, if any, as the investments do not have readily determinable fair values and the Company does not exercise significant influence over the operations of the investments or the underlying privately-owned companies. For the nine months ended September 30, 2020 and 2019, the Company received profit distributions of $42 and $45 on these investments, respectively. Furthermore, the limited partnership began the process of returning capital back to its investors in 2020. As of September 30, 2020, the Company has received approximately 20% of its initial $435 investment back from the partnership.

Additionally, on June 18, 2018, Maison invested $2,219 in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invests in real estate through a real estate investment trust which is wholly-owned by Metrolina. Metrolina’s general partner, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. The Company, a limited partner of Metrolina, does not have a controlling financial interest, but exerts significant influence over Metrolina’s operating and financial policies as it owns an economic interest of approximately 57% as of September 30, 2020. Accordingly, the Company has accounted for this investment under the equity method of accounting, with any unrealized gains or losses on the investment recorded in income. On August 6, 2020, the Company increased its total investment in Metrolina to $4,000, while the carrying amount on the Company’s balance sheet was $4,571, consisting of $571 in undistributed earnings. The principals of FGI waived their share of fees associated with the Company’s investment in Metrolina. In 2018 and 2019, the principals of FGI waived $118 and $37, respectively, of fees that were owed by the Company.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Pursuant to the terms of the Purchase Agreement, Maison assigned all of its right, title and interest in each of the limited liability investments to the Company in exchange for the statutory carrying value of each investment (approximately $4,200). Accordingly, these investments have been included on the Company’s consolidated balance sheets as of September 30, 2020 and December 31, 2019 as part of continuing operations. Investment income resulting from the Company’s limited liability investments has also been included in net investment income (loss) as part of continuing operations, on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019.

Additionally, on September 14, 2020 and September 28, 2020, the Company invested $2,000 and $3,000, respectively, into its joint venture, FGAM, to capitalize FG Special Situations Fund Advisor, LLC (“Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of FG Special Situations Fund, LP (the “Fund”), a Delaware limited partnership formed on September 2, 2020. The Fund is wholly owned by FGAM through the Fund’s general partner and the Advisor, both of which are ultimately controlled by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Company’s Board of Directors, respectively. The Fund’s investment was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8,625 of risk capital used to launch FG New America Acquisition Corp (NYSE: FGNA), a newly formed special purpose acquisition company which consummated its initial public offering on October 2, 2020. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor, purchased for $4,013, which represent beneficial ownership of approximately 1.4 million common shares of FGNA as well as approximately 0.4 million warrants to purchase common shares of FGNA at a price of $11.50 per share. Both the class A and class A-1 interests of the Sponsor are subject to complete loss if FGNA is not able to consummate a business combination in accordance with the terms of its initial public offering. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor. The remaining $987 invested in FGAM consists of cash owned by the Fund as of November 10, 2020 and will be used by the Fund for both working capital purposes and potentially to sponsor additional future investments. Mr. Cerminara, the Chairman of our Board, is the President and a director of FGNA and a manager of the Sponsor. Mr. Swets, our Chief Executive Officer, is the Chief Executive Officer and a director of FGNA and a manager of the Sponsor.

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

Current Income Taxes Recoverable

Current income taxes recoverable were $1,824 as of September 30, 2020, compared to $1,265 as of December 31, 2019, representing the estimate of both the Company’s state and federal income taxes due as of each date, less estimated payments made.

Net Deferred Taxes

The Company’s net deferred taxes were a net liability of $106 as of December 31, 2019 due, primarily, to the sale of the Maison Business. As of September 30, 2020, the Company had gross net deferred tax assets of $3,514, however the Company recorded a valuation allowance against all of its net deferred tax assets due to the uncertain nature surrounding our ability to realize these tax benefits in the future. The significant components of the Company’s net deferred taxes at each date are as follows:

	September 30, 2020	December 31, 2019
Deferred income tax assets:
Net operating loss carryforward	$807	$463
Share-based compensation	222	214
Investments	2,478	–
Other	7	7
Deferred income tax assets	3,514	684
Less: Valuation allowance	(3,514)	–
Deferred income tax assets net of valuation allowance	$–	$684

Deferred income tax liabilities:
Investments	$–	$789
Other	–	1
Deferred income tax liabilities	$–	$790

Net deferred income tax liability	$–	$(106)

1347 PROPERTY INSURANCE HOLDINGS, INC.

Other Receivables and Assets

Other receivables and assets increased $1,324, to $1,512 as of September 30, 2020, compared to $188 as of December 31, 2019. The largest driver behind the increase was $937 owed to the Company as of September 30, 2020 from FG New America Investors, LLC representing a pro-rata return of a portion of the Company’s sponsorship due to oversubscription in the investment.

The major components of other assets, and the change therein, are as follows:

Other Receivables and Assets	September 30, 2020	December 31, 2019	Change
Amount due under Investment Advisory Agreement with FedNat	$25	$35	$(10)
Amount due under Transition Services Agreement with FedNat	–	8	(8)
Prepaid expenses	543	142	401
Receivable from Sponsor	937	–	937
Other	7	3	4
Total	$1,512	$188	$1,324

Related Party Transactions

Dollar amounts included in the Related Party Transactions section below are presented in thousands, except as otherwise specified.

Investment in Limited Partnership and Limited Liability Company

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500, of which the Company has invested $341 as of September 30, 2020. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016.

As of September 30, 2020, the Company has invested $4,000 as a limited partner in Metrolina Property Income Fund, LP (Metrolina”). Metrolina’s general partner, FGI Metrolina GP, LLC, is managed, in part, by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Board of Directors of the Company, respectively. As of September 30, 2020, the Company’s investment represents a 57% ownership stake in the Fund. The principals of FGI waived their share of fees associated with the Company’s investment in Metrolina. In 2018 and 2019, the principals of FGI waived $118 and $37, respectively, of fees that were owed by the Company.

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

On September 14, 2020 and September 28, 2020, the Company provided Seed Capital of $2,000 and $3,000, respectively, into FGAM, to capitalize FG Special Situations Fund Advisor, LLC (“Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of FG Special Situations Fund, LP (the “Fund”), a Delaware limited partnership formed on September 2, 2020. The Fund is wholly owned by FGAM through the Fund’s general partner and the Advisor, both of which are ultimately controlled by Messrs. Cerminara and Johnson, the Chairman and Co-Chairman of the Company’s Board of Directors, respectively. The Fund’s investment was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8,625 risk capital used to launch FG New America Acquisition Corp (NYSE: FGNA), a newly formed special purpose acquisition company which consummated its initial public offering on October 2, 2020. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor, purchased for $4,013, which represent beneficial ownership of approximately 1.4 million common shares of FGNA as well as approximately 0.4 million warrants to purchase common shares of FGNA at a price of $11.50 per share. Both the class A and class A-1 interests of the Sponsor are subject to complete loss if FGNA is not able to consummate a business combination in accordance with the terms of its initial public offering. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor. The remaining $987 invested in FGAM consists of cash owned by the Fund as of November 10, 2020 and will be used by the Fund for both working capital purposes and potentially to sponsor additional future investments. Mr. Cerminara, the Chairman of our Board, is the President and a director of FGNA and a manager of the Sponsor. Mr. Swets, our Chief Executive Officer, is the Chief Executive Officer and a director of FGNA and a manager of the Sponsor.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement entered into upon closing of the Asset Sale, Fundamental Global Advisors LLC, a wholly-owned subsidiary of the Company (“FG Advisors”), was formed to provide investment advisory services to FedNat, which include identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay FG Advisors an annual fee of $100, all of which is paid for the benefit of the Company. FGI Funds Management, LLC, an affiliate of FGI, serves as the manager to FG Advisors but does not receive any fees for its services other than those outlined in the Shared Services Agreement below. The term of the Investment Advisory Agreement is five years.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

Share Repurchase Transaction

On September 15, 2020, the Company entered into a Share Repurchase and Cooperation Agreement (the “Share Repurchase Agreement”) with Hale Partnership Capital Management, LLC and certain of its affiliates (collectively, the “Hale Parties”), which, prior to the transaction owned more than 18% of our outstanding common stock (the “Share Repurchase Transaction”).

Pursuant to the Share Repurchase Agreement, the Company agreed to purchase (exclusive of any fees or expenses) all of the 1,130,152 shares of the Company’s common stock, owned, of record or beneficially, by the Hale Parties, in exchange for an aggregate $2,752,617 in cash and 330,231 shares of common stock, par value $0.01 per share, of FedNat Holding Company previously owned by the Company (the “FedNat Shares”). As acknowledged by the Hale Parties in the Share Repurchase Agreement, that certain Standstill Agreement, dated December 2, 2019, by and between FedNat Holding Company and the Company, imposes certain restrictions in respect of the FedNat Shares transferred by the Company to the Hale Parties. FedNat Holding Company is not party to, or a third-party beneficiary of, the Agreement.

The Share Purchase Agreement contains certain customary standstill provisions that, for a period of five years commencing September 15, 2020 (the “Standstill Period”), prohibit, among other things, the Hale Parties from (i) making certain announcements regarding the Company’s transactions, (ii) soliciting proxies, (iii) acquiring ownership of any securities of the Company, (iv) advising, encouraging or influencing any vote or disposition of any securities of the Company, (v) selling securities of the Company resulting in any third party owning more than 4.9% of the outstanding shares of the Company’s common stock (subject to certain exceptions set forth in the Share Purchase Agreement), (vi) taking actions to change or influence the Board of Directors of the Company, Company management or the direction of certain Company matters and (vii) exercising certain stockholder rights. The Company and the Hale Parties further agreed that they will not disparage each other and that they will not initiate any lawsuit, claim or proceeding with respect to any claims against the Company or any of the Hale Parties, as applicable, based on facts known as of the Effective Date, in each case applicable during the Standstill Period, and to a mutual release of claims.

Each of the Company and the Hale Parties has the right to terminate the Share Purchase Agreement prior to the end of the Standstill Period if (i) any of the Hale Parties, in the case of the Company, or (ii) the Company, in the case of the Hale Parties, commits a material breach of the Share Purchase Agreement and such breach is not cured within 15 days after notice is given to the breaching party.

Shareholders’ Equity

Dollar amounts included in Shareholders’ Equity are presented in thousands, except as otherwise specified.

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 preferred shares designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). Also, on March 26, 2018, we issued an additional 60,000 shares of Series A Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018, when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Series A Preferred Stock was on June 1, 2018. For each of the quarters ended September 30, 2020 and 2019, the Board of Directors declared dividends totaling $350, representing all quarterly amounts due for the Preferred Stock. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. The Company’s Board of Directors declared the fourth quarter 2020 dividend on the shares of Series A Preferred Stock on November 12, 2020.

1347 PROPERTY INSURANCE HOLDINGS, INC.

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

Change in Shareholders’ Equity

The table below presents the primary drivers behind the changes to total shareholders’ equity for the nine months ended September 30, 2020 and 2019.

	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity
Balance, January 1, 2019	700,000	6,012,764	151,359	$62,747
Adoption of new accounting standards	–	–	–	10
Stock compensation expense	–	7,052	–	162
Dividends declared on Series A Preferred Shares	–	–	–	(1,050)
Net loss	–	–	–	(7,969)
Unrealized gains on investment portfolio (net of income taxes)	–	–	–	1,783
Balance, September 30, 2019	700,000	6,019,816	151,359	$55,683

Balance, January 1, 2020	700,000	6,065,948	151,359	$62,915
Stock compensation expense	–	21,568	–	163
Dividends declared on Series A Preferred Stock	–	–	–	(1,050)
Share Repurchase Transaction	–	(1,130,152)	1,130,152	(5,391)
Net loss	–	–	–	(20,243)
Balance, September 30, 2020	700,000	4,957,364	1,281,511	$36,394

1347 PROPERTY INSURANCE HOLDINGS, INC.

Results of Operations

Three and Nine Months Ended September 30, 2020 Compared with Three and Nine Months Ended June 30, 2019

Dollar amounts included in the Results of Operations are presented in thousands, except as otherwise specified.

Net Investment Income (Loss)

Net investment income (loss) decreased to $(7,715) from $523 for the three months ended September 30, 2020 and 2019, respectively, and to $(16,992) from $1,257 for the nine months ended September 30, 2020 and 2019, respectively. The decrease for both periods was primarily the result of unrealized holding losses on the shares of FedNat common stock which the Company received upon the closing of the Asset Sale. Furthermore, the Company recognized a realized loss of $2,110 on the sale of 330,231 shares of FedNat common stock in the Share Repurchase Transaction, as previously described under the heading “Related Party Transactions.” Net investment income (loss) for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Investment income:
Unrealized holding loss on FNHC common stock	$(5,760)	$–	$(15,618)	$–
Realized loss on FNHC common stock	(2,110)	–	(2,110)	–
Dividend income from FNHC common stock	160	–	479	–
Income (loss) from limited liability investments	(34)	45	103	90
Loss on assignment of limited liability investments	–	–	–	(239)
Interest on surplus notes issued by Maison	–	478	–	1,391
Other	29	–	154	15
Net investment income (loss)	$(7,715)	$523	$(16,992)	$1,257

The Company has also included investment income associated with its fixed income and equity securities portfolio in discontinued operations, net of income taxes on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2019 as this portfolio was sold by the Company in connection with the Asset Sale on December 2, 2019. See Note 2 – “Significant Accounting Policies” to the consolidated financial statements in Part I, Item 1 of this report for additional information.

Other Income

Other income was $79 compared to $0 for the nine months ended September 30, 2020 and 2019, respectively, and is comprised of fees earned under the Investment Advisory and Transition Services Agreements between the Company and FedNat.

General and Administrative Expenses

General and administrative expenses increased by $1,974 to $4,210 for the nine months ended September 30, 2020, compared to $2,236 for the nine months ended September 30, 2019. For the three months ended September 30, 2020 and 2019, general and administrative expenses were $1,900 and $595, respectively. The increase was primarily due professional fees incurred in the current quarter and current nine month period for various legal fees, the formulation and regulatory approval of FGRe, our Cayman Islands-based reinsurance subsidiary, and the general formulation and development of our new business strategy. Employee and facility costs also account for a majority of both the quarterly and nine month increase, which include the $456 quarterly fee paid to FGM under the Shares Services Agreement discussed under the heading “Related Party Transaction’ above. These costs have been included in general and administrative expense for the three and nine months ended September 30, 2020, while employee and facility costs have been presented as part of discontinued operations for three and nine months ended September 30, 2019. Finally, the Company incurred a charge of $215 along with associated legal fees in the current quarter which were related to the Share Repurchase Transaction as previously described under the heading “Related Party Transactions.”

Income Tax Expense

Our effective tax rate varies from the statutory federal income tax rates as shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Income tax benefit at statutory income tax rate of 21%	$(2,014)	$(920)	$(4,436)	$(2,075)
Valuation allowance for deferred tax assets deemed unrealizable	1,510	–	3,514	–
Rate differential due to CARES Act	–	–	(214)	–
Non-deductible expenses associated with the Share Repurchase Transaction	516	–	516	–
State income tax (net of federal tax benefit)	–	72	–	115
Other	(12)	4	(45)	49
Income tax benefit	$–	$(844)	$(665)	$(1,911)

Income tax benefit–from continuing operations	$–	$(12)	$(665)	$(162)
Income tax benefit–from discontinued operations	$–	$(832)	$–	$(1,749)

As a result of the passage of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company recorded a credit of $214 against its income tax expense for the nine months ended September 30, 2019, due to a provision in the CARES Act which allows for the five-year carryback of net operating losses. Prior to the passage of the CARES Act, these net operating losses were only available to offset future taxable income generated by the Company.

1347 PROPERTY INSURANCE HOLDINGS, INC.

As a result of the Share Repurchase Transaction, discussed in further under the heading “Related Party Transactions”, the Company has permanent non-deductible expenses of approximately $2,456 which are comprised of the cost of purchasing the Company’s own stock as well as the legal fees associated with the transaction. These are shown at the tax effected rate of 21%, or $516 in the preceding table.

For the nine months ended September 30, 2020, the Company recorded an unrealized loss of $11,632 on its investment of FedNat common stock, resulting in a deferred tax asset of approximately $2,400. As of September 30, 2020, the Company has a gross net deferred tax assets of $3,514; however the Company has recorded a valuation allowance against all of its deferred tax assets due to the uncertain nature surrounding our ability to realize these tax benefits in the future, resulting in a net deferred income tax asset of $0 as of September 30, 2020.

Net Income (Loss)

As a result of the foregoing, fully diluted loss per common share for the three and nine months ended September 30, 2020 was $1.69 and $3.58, respectively. Net loss for the three and nine months ended September 30, 2020 and 2019 is as shown in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net loss from continuing operations	$(9,590)	$(60)	$(20,458)	$(817)
Loss from discontinued operations, net of income taxes	–	(3,475)	–	(7,152)
Net loss	$(9,590)	$(3,535)	$(20,458)	$(7,969)

Diluted loss per common share
Continuing operations	$(1.69)	$(0.07)	$(3.58)	$(0.31)
Discontinued operations	–	(0.58)	–	(1.19)
Attributable to common shareholders	$(1.69)	$(0.65)	$(3.58)	$(1.50)

Subsequent Events

Consistent with the Company’s plans to operate as a diversified reinsurance and investment management holding company, the Company entered into a reinsurance transaction through FGRe, its Cayman Islands based insurance company. The agreement is fully collateralized through a funds at Lloyds transaction. The Company’s maximum exposure to loss in the transaction is approximately $2,900 and will cover all risks written by the syndicates during the 2021 insurance year. On November 12, 2020, FGRe initially funded a trust account at Lloyd’s with approximately $2,400 to fully collateralize its obligations.

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

1347 PROPERTY INSURANCE HOLDINGS, INC.

On August 20, 2019, the Company entered into a $7,000 Loan Agreement and a related Commercial Note (collectively, the “Loan Agreement”) with Hancock Bank, a trade name for Whitney Bank (n/k/a Hancock Whitney Bank) (the “Lender”). The Loan Agreement provided for a non-revolving line of credit of $7,000.

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

Cash consideration from FedNat	$25,500
Cash from FedNat to repay outstanding surplus note obligations	18,728
Capital contribution from the Company to the Maison Business to meet GAAP book value requirement	(9,057)
Transaction bonuses paid to current and former executive officers of the Company	(605)
Company acquisition of the Funds from Maison	(3,218)
Payment of intercompany federal tax obligations	(3,702)
Payment of transaction expenses directly associated with the Asset Sale	(2,868)
Net cash proceeds	$24,778

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the nine months ended September 30, 2020 and 2019.

	Nine months ended September 30,
Summary of Cash Flows	2020	2019
Cash and cash equivalents – January 1	$28,509	$30,902

Net cash provided (used) by operating activities	(4,482)	(6,231)
Net cash provided (used) by investing activities	(5,206)	12,977
Net cash used by financing activities	(3,588)	(1,082)
Net increase (decrease) in cash and cash equivalents	(13,276)	1,961

Cash and cash equivalents – September 30	$15,233	$36,566

For the nine months ended September 30, 2020, cash used by operating activities was $4,482, primarily due to the payment of general and administrative expenses. Cash used by investing activities was $5,206, primarily due to the investment of $4,000 in FG New America Acquisition Corp as previously discussed under the heading “Related Party Transactions.” Net cash used by financing activities was $3,588, due to the payment dividends in the amount of $1,050 on our Series A Preferred Shares, as well as a payment of $2,538 to buy back 1,130,152 shares of our common stock in the Share Repurchase Transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

1347 PROPERTY INSURANCE HOLDINGS, INC.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form S-1/A filed with the Commission on January 30, 2014).
3.2	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation, effective December 17, 2019 (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on December 17, 2019).
3.3	Third Amended and Restated Bylaws of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.3 of Registrant’s Annual Report on Form 10-K filed with the Commission on March 30, 2020).
3.4	Certificate of Designations of Cumulative Preferred Stock, Series A, of 1347 Property Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2018).
10.1	Share Repurchase and Cooperation Agreement (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on September 21, 2020.)
10.2†	Executive Employment Agreement between 1347 Property Insurance Holdings, Inc., and Larry G. Swets Jr. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Commission on November 16, 2020.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith

** Furnished herewith

† Denotes management contract or compensatory plan or arrangement

1347 PROPERTY INSURANCE HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	November 16, 2020	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., Chief Executive Officer
(principal executive officer)

Date:	November 16, 2020	By:	/s/ John S. Hill
John S. Hill, Executive Vice President, Secretary and Chief Financial Officer
(principal financial officer and principal accounting officer)

