Form 10-K
period 2020-12-31
FG Financial Group, Inc.
filed 2021-03-18
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number 001-36366

FG Financial Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1119100
(State of incorporation)	(I.R.S Employer Identification No.)

970 Lake Carillon Dr., Suite 318, St. Petersburg, FL	33716
(Address of principal executive offices)	(Zip Code)

(727)-304-5666

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	FGF	The Nasdaq Stock Market LLC
8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share	FGFPP	The Nasdaq Stock Market LLC

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

The aggregate market value of the Registrant’s common stock held by non-affiliates was $8,769,613 on June 30, 2020, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 12, 2021, the total number of common shares outstanding of the Registrant’s common stock was 4,988,310.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FG FINANCIAL GROUP, INC.

FG FINANCIAL GROUP, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “can,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “evaluate,” “forecast,” “goal,” “guidance,” “indicate,” “intend,” “likely,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probable,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “view,” “will,” “would,” “will be,” “will continue,” “will likely result” or the negative thereof or other variations thereon or comparable terminology. In particular, discussions and statements regarding the Company’s future business plans and initiatives are forward-looking in nature. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these to be reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, and may impact our ability to implement and execute on our future business plans and initiatives. Management cautions that the forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation: risks associated with our limited business operations since the sale of our insurance operations in December 2019 (the “Asset Sale”); risks associated with our inability to identify and realize business opportunities, and the undertaking of any new such opportunities, following the Asset Sale; our ability to spend or invest the net proceeds from the Asset Sale in a manner that yields a favorable return; general conditions in the global economy, including the impact of health and safety concerns from the current outbreak of the COVID-19 coronavirus; our lack of operating history or established reputation in the reinsurance industry; our inability to obtain or maintain the necessary approvals to operate reinsurance subsidiaries; risks associated with operating in the reinsurance industry, including inadequately priced insured risks, credit risk associated with brokers we may do business with, and inadequate retrocessional coverage; our inability to execute on our investment and investment management strategy, including our strategy to invest in real estate assets; potential loss of value of investments; risk of becoming an investment company; fluctuations in our short-term results as we implement our new business strategy; risks of not being unable to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; our limited operating history as a publicly traded company; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; potential conflicts of interest between us and our directors and executive officers; volatility or decline of the shares of FedNat Holding Company common stock received by us as consideration in the Asset Sale or limitations and restrictions with respect to our ownership of such shares; risks of being a minority stockholder of FedNat Holding Company; and risks of our inability to continue to satisfy the continued listing standards of the Nasdaq following completion of the Asset Sale.

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

FG FINANCIAL GROUP, INC.

ITEM 1. BUSINESS

Overview

FG Financial Group, Inc. (“FGF”, the “Company”, “we”, or “us”) is a reinsurance and investment management holding company focused on opportunistic collateralized and loss capped reinsurance, while allocating capital to SPAC and SPAC sponsor-related businesses. The Company’s principal business operations are conducted through its subsidiaries and affiliates. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to the offering, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. From our inception through December 2, 2019, we operated as an insurance holding company, writing property and casualty insurance throughout the states of Louisiana, Florida and Texas through our subsidiaries. On December 2, 2019 we sold our three insurance subsidiaries as further described below, and embarked on a new strategy focused on insurance, reinsurance, real estate and related businesses and asset management. Accordingly, on December 14, 2020, our shareholders approved a change in our corporate name to FG Financial Group, Inc., to better align with this new business strategy.

As of December 31, 2020, Fundamental Global Investors, LLC, a privately owned investment management company, and its affiliates, or FGI, beneficially owned approximately 61% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI.

Sale of the Maison Business

On December 2, 2019, we completed the sale of all of the issued and outstanding equity of three of the Company’s then wholly-owned subsidiaries, Maison Insurance Company (“Maison”), Maison Managers Inc. (“MMI”) and ClaimCor, LLC (“ClaimCor” and, together with Maison and MMI, the “Maison Business” or the “Insurance Companies”), to FedNat Holding Company, a Florida corporation (“FedNat”), pursuant to the terms and conditions of the Equity Purchase Agreement, dated as of February 25, 2019 (the “Purchase Agreement”), by and among the Company and each of Maison, MMI and ClaimCor, on the one hand, and FedNat, on the other hand (the “Asset Sale”).

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

FG FINANCIAL GROUP, INC.

Reinsurance Capacity Right of First Refusal Agreement

The Reinsurance Agreement provides the Company with a right of first refusal to sell reinsurance coverage to the insurance company subsidiaries of FedNat, providing reinsurance on up to 7.5% of any layer in FedNat’s catastrophe reinsurance program, subject to the annual reinsurance limit of $15.0 million, on the terms and subject to the conditions set forth in the Reinsurance Agreement. All reinsurance sold by the Company pursuant to the right of first refusal, if any, will be memorialized in an agreement in such form and subject to such terms and conditions as are customary in the property and casualty insurance industry. The Reinsurance Agreement is assignable by the Company subject to conditions set forth in the agreement. The term of the Reinsurance Agreement is five years. As of December 31, 2020, the Company has not provided any reinsurance coverage to FedNat under the Reinsurance Agreement.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement, FG Strategic Consulting, LLC (“FGSC”, formerly Fundamental Global Advisors LLC) a wholly-owned subsidiary of the Company, was formed to provide investment advisory services to FedNat, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay FGSC an annual fee of $100,000. FGI Funds Management, LLC serves as the manager to FGSC. FGI Funds Management, LLC is affiliated with Fundamental Global Investors, LLC (“FGI”), the Company’s largest stockholder. The term of the Investment Advisory Agreement is five years.

Transition Services Agreement

To facilitate the transition following the Asset Sale, the Company and FedNat entered into a Transition Services Agreement, pursuant to which the Company agreed to provide certain transition accounting services to FedNat and the Insurance Companies, as requested, and FedNat has agreed to arrange for certain prior employees of the Company who became employees of the FedNat in connection with the Asset Sale to provide transition accounting services to the Company, as requested, on the terms and conditions set forth in the Transition Services Agreement. The term of the Transition Services Agreement was one year, having expired on December 2, 2020.

Current Business

Our strategy has evolved to focus on opportunistic collateralized and loss capped reinsurance, while allocating capital to special purpose acquisition companies (“SPACs”) and SPAC sponsor-related businesses. Accordingly, in the first quarter 2021, we have launched our “SPAC Platform,” as further discussed below. As part of our refined focus, we have adopted the following capital allocation philosophy:

“Grow intrinsic value per share with a long-term focus using fundamental research, allocating capital to asymmetric risk/reward opportunities.”

Historically, the Company has operated a real estate business through its subsidiary, FGI Metrolina Property Income Fund, LP, however, the Company does not anticipate that its real estate business will be a significant component of its future business plans.

Reinsurance:

The Company has formed a wholly-owned reinsurance subsidiary, Fundamental Global Reinsurance Ltd. (“FGRe”), a Cayman Islands limited liability company, to provide specialty property and casualty reinsurance. FGRe has been granted a Class B (iii) insurer license in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto and is subject to regulation by the Cayman Islands Monetary Authority (the “Authority”). The terms of the license require FGRe to receive a capital infusion in the amount of $5.0 million, which the Company effected in July 2020 via the transfer of 156,000 shares of FedNat common stock from the Company along with approximately $3.3 million in cash. The terms of the insurer license also require advance approval from the Authority should FGRe wish to enter into any reinsurance agreements which are not fully collateralized to their aggregate exposure limit. In November 2020, FGRe entered into its first reinsurance transaction, through a Funds at Lloyds syndicate. The maximum loss exposure in the transaction is approximately $2.9 million and covers all risks written by the syndicate during the 2021 calendar year. On November 12, 2020 FGRe initially funded a trust account at Lloyd’s with approximately $2.4 million to collateralize its obligations under the contract.

FG FINANCIAL GROUP, INC.

Asset Management:

FGSC serves as an investment advisor to FedNat Holding Company under the investment advisory agreement entered into at the closing of the Asset Sale. The Company has also formed Fundamental Global Asset Management, LLC, a joint venture with a wholly owned subsidiary of FGI, to sponsor investment advisors that will manage private funds ranging the full spectrum of alternative equities, fixed income, private equity and real estate. In September 2020, the joint venture sponsored the launch of FG Special Situations Fund via an investment of $5.0 million. Approximately $4.0 million of this investment represented the sponsorship of our first special purpose acquisition company, or “SPAC”.

See Item 7. Management’s Discussion and Analysis—Limited Liability Investments and —Related Party Transactions, for further information regarding the Company’s investment and investment management activities.

Insurance

FGRe is currently in the process of establishing and seeking regulatory approvals for a Risk Retention Group (“RRG”) to be domiciled in the state of Vermont for the purpose of providing directors and officers insurance coverage to special purpose acquisition vehicles. The Company expects to begin operation of the RRG in the 4th quarter of 2021. FGRe would anticipate providing capital, along with others, to facilitate the underwriting of such insurance coverage. The Company will focus on fee income derived from originating, underwriting, and servicing the insurance business, while mitigating our financial risk with external reinsurance partners.

SPAC Platform

On December 21, 2020 we formed FG SPAC Solutions LLC (“FGSS”), a Delaware company, to facilitate the launch of our “SPAC Platform”. Under the SPAC Platform, we plan to provide various strategic, administrative, and regulatory support services to newly formed SPACs for a monthly fee. The Company co-founded a partnership to participate as a co-sponsor for newly formed SPACs. The Company also participates in the risk capital investments associated with the launch of such SPACs through its Asset Management business, specifically FG Special Situations Fund, LP. The first transaction entered into under the SPAC Platform occurred on January 11, 2021 by and among FGSS and Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (“Aldel”), a special purpose acquisition company which filed its initial registration statement with the Securities and Exchange Commission on February 16, 2021, but has not yet consummated an initial public offering. Under the agreement between FGSS and Aldel Investors, LLC (the “Agreement”), FGSS has agreed to provide certain accounting, regulatory, strategic advisory, and other administrative services to Aldel, which include assistance with negotiations with a potential merger target for the SPAC as well as assistance with the de-SPAC process. Additional information regarding our formation of FGSS and our SPAC Platform can be found in Item 13 of this report under the heading “Formation of FG SPAC Partners, LP.”

Employees

As of December 31, 2020 we had three employees. We are not a party to any collective bargaining agreement and believe that relations with our employees are satisfactory. Each of our employees has entered into confidentiality agreements with us.

Website

Our corporate website is www.fgfinancial.com. Information contained at the website is not a part of this report.

ITEM 1A. RISK FACTORS

Risks Relating to Our Industry, Business and Operations

We have had limited operations upon which to predict our future performance, since the sale of the Maison Business.

We sold our Maison Business at the end of 2019 and, since then, have begun to implement our business plans to operate as a diversified insurance, reinsurance, real estate, and investment management holding company. Accordingly, our historical financial statements provide little basis upon which to predict our future performance. Our revenue has also been reduced, as we have limited assets with which to generate revenue. Our failure to secure additional sources of revenue may have a material impact on our results of operations and financial condition. In addition, the uncertainty surrounding our future operations and business prospects may negatively impact the value and liquidity of our common stock. If we are unable to implement our business plans successfully, our financial condition and results of operations will be impaired, and your investment in our Company will be at risk.

FG FINANCIAL GROUP, INC.

We incurred a substantial loss during our first year following the sale of the Maison Business.

We sustained a loss of $22,457,000 during 2020, the first year following the sale of the Maison Business. If we continue to incur such losses, we may be unable to continue our business, and you could lose your entire investment in the Company.

We may need additional capital in the future in order to grow and operate our business. Such capital may not be available to us or may not be available to us on favorable terms. Furthermore, our raising additional capital could dilute your ownership interest in our company.

We expect that we will need to raise additional capital in the future through public or private equity or debt offerings or otherwise in order to further capitalize our reinsurance subsidiary and implement our business strategy, fund liquidity needs caused by underwriting or investment losses, replace capital lost in the event of significant reinsurance losses or adverse reserve developments, meet applicable statutory jurisdiction requirements; and/or expand business to include the sponsorship of a risk retention group to address the D&O liability insurance needs of the SPAC market.

If we were required to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders’ ownership could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing shareholders. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business or pay dividends. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

We intend to participate in a risk retention group which will provide director’s and officer’s insurance to special purpose acquisition companies and represents a line of insurance for which we do not have previous experience.

Risk retention groups (“RRG”) are mutual companies, or companies owned by the members of the group that allow businesses with similar insurance needs to pool their risks and form an insurance company that operates under state regulated guidelines. Risk retention groups are treated differently from traditional insurance companies in that they are exempted from having to obtain a license in every state in which they write insurance, and are also exempt from other various state laws that regulate insurance. As a result, a RRG may not be adequately capitalized and able to remain solvent if faced with continuing losses. While we intend to mitigate this risk through the purchase of reinsurance, there can be no guarantee that we will be able to purchase adequate reinsurance on favorable terms. Due to our inexperience in providing director’s and officer’s insurance, we run the risk of underwriting our coverage at levels that do not provide adequate returns for our shareholders. Furthermore, we run the risk of not generating external interest in our RRG after incurring significant start-up and regulatory costs associated with the formation of the group.

We do not have an operating history or established reputation in the reinsurance industry, and our lack of an established operating history and reputation may make it difficult for us to attract or retain business.

As part of our business going forward, we plan to provide specialty property and casualty reinsurance through FGRe. We will not have an operating history on which we can base an estimate of our future earnings prospects. We also do not have an established reputation in the reinsurance industry. Reputation is a very important factor in the reinsurance industry, and competition for business is, in part, based on reputation. Although we expect that our reinsurance policies will be fully collateralized, we will be a relatively newly formed reinsurance company and do not yet have a well-established reputation in the reinsurance industry. Our lack of an established reputation may make it difficult for us to attract or retain business. We will compete with major reinsurers, all of which have substantially greater financial marketing and management resources than we do, which may make it difficult for us to effectively market our products or offer our products at a profit. In addition, we do not have, nor do we currently intend to obtain financial strength ratings, which may discourage certain counterparties from entering into reinsurance contracts with us and may prevent us from writing certain types of business.

As a reinsurer, we will depend on our clients’ evaluations of the risks associated with their insurance underwriting, which may subject us to reinsurance losses.

In the proportional reinsurance business, in which we will assume an agreed percentage of each underlying insurance contract being reinsured, or quota share contracts, we do not plan to separately evaluate each of the original individual risks assumed under these reinsurance contracts. We will therefore be largely dependent on the original underwriting decisions made by ceding companies, which will subject us to the risk that the clients may not have adequately evaluated the insured risks and that the premiums ceded may not adequately compensate us for the risks we assume. Those risks could be concentrated in relatively few industries, companies, geographic regions, asset types or other areas of risk. This limited diversification could expose us to losses which are disproportionate to the overall insurance market. We also have non-exclusive contracts with third parties for their underwriting services. We also do not plan to separately evaluate each of the individual claims made on the underlying insurance contracts under quota share arrangements, in which case we will be dependent on the original claims decisions made by our clients.

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

We may not be successful in carrying out our investment and investment management strategy, and the fair value of our investments will be subject to a loss in value.

We have formed an investment advisory firm subsidiary, FGSC which is a relying advisor of an affiliated investment advisor registered with the SEC, to carry out our investment advisory services. We have also formed Fundamental Global Asset Management, LLC, a joint venture with Fundamental Global Investors, LLC to sponsor investment advisors that we anticipate will manage private funds ranging the full spectrum of alternative equities, fixed income, private equity and real estate. In exchange for seeding the new funds, we expect to receive a special interest in each new fund (or its general partner). Since we plan to conduct our investment activities through private funds, our contributions made to those funds may be subject to lock-up agreements and our ability to access this capital may be limited for a defined period, which may increase a risk of loss of all or a significant portion of value. Our investments may also become concentrated. A significant decline in the values of these investments may produce a large decrease in our consolidated shareholders’ equity and can have a material adverse effect on our consolidated book value per share and earnings.

FG FINANCIAL GROUP, INC.

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

We have purchased interests in income producing real estate assets, and seek to benefit from underlying rental income on long-term leases with high quality tenants as well as the capital appreciation from the underlying real estate assets. Investments in real estate assets are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly converted to cash, limiting our ability to promptly vary our portfolio in response to changing economic, financial and investment conditions. Investments in real estate assets are also subject to adverse changes in general economic conditions which may reduce the demand for rental space. Moreover, we may not be able to acquire quality, income producing real estate assets or attract high-quality tenants on favorable terms, if at all. We also expect to compete with numerous other persons or entities seeking to buy real estate assets, including real estate investment trusts or other real estate operating companies with greater experience and financial strength. Any of these factors could impact our real estate investment strategy and have a material adverse impact on our business.

The insurance and reinsurance business is highly competitive, and we may not be able to compete successfully in our industry.

The insurance and reinsurance industry is highly competitive. We compete with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do. There has been significant consolidation in the insurance and reinsurance sector in recent years, and we may experience increased competition as a result of that consolidation, with consolidated entities having enhanced market power. These consolidated entities may use their enhanced market power and broader capital base to negotiate price reductions for products and services that compete with ours, and we may experience rate declines and possibly write less business. Any failure by us to effectively compete could adversely affect our financial condition and results of operations.

The insurance and reinsurance industry is highly cyclical, and we may at times experience periods characterized by excess underwriting capacity and unfavorable premium rates.

Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions, changes in equity, debt and other investment markets, changes in legislation, case law and prevailing concepts of liability and other factors. Demand for reinsurance is influenced significantly by the underwriting results of primary insurers and prevailing general economic conditions. The supply of insurance and reinsurance is related to prevailing prices and levels of surplus capacity that, in turn, may fluctuate in response to changes in rates of return being realized in the insurance and reinsurance industry on both underwriting and investment sides. As a result, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted favorable premium levels and changes in terms and conditions. Until recently, the supply of insurance and reinsurance had increased over the past several years, and may again in the future, either as a result of capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers. Continued increases in the supply of insurance and reinsurance may have consequences for us, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions.

FG FINANCIAL GROUP, INC.

Climate change, as well as increasing regulation in the area of climate change, may adversely affect our insurance and reinsurance business, financial condition and results of operations.

Changing weather patterns and climatic conditions, such as global warming, may have added to the unpredictability and frequency of natural disasters in certain parts of the world and created additional uncertainty as to future trends and exposures. Although the loss experience of catastrophe insurers and reinsurers has historically been characterized as low frequency, there is a growing concern today that climate change increases the frequency and severity of extreme weather events, and, in recent years, the frequency of major catastrophes appears to have resumed historical levels or increased and may continue to increase in the future.

Claims for catastrophic events, or an unusual frequency of smaller losses in a particular period, could expose us to large losses, cause substantial volatility in our results of operations and could have a material adverse effect on our ability to write new business if we are not able to adequately assess and reserve for the increased frequency and severity of catastrophes resulting from these environmental factors. Additionally, catastrophic events could result in declines in the value of investments we hold and significant disruptions to our physical infrastructure, systems, and operations. Climate change-related risks may also specifically adversely impact the value of the securities that we hold.

Changes in security asset prices may impact the value of our real estate investments, resulting in realized or unrealized losses on our invested assets. These risks are not limited to, but can include: (i) changes in supply/demand characteristics for fossil fuels (e.g., coal, oil, natural gas); (ii) advances in low-carbon technology and renewable energy development; and (iii) effects of extreme weather events on the physical and operational exposure of industries and issuers, and the transition that these companies make towards addressing climate risk in their own businesses.

However, we cannot predict how legal, regulatory and/or social responses to concerns around global climate change may impact our business. There can be no assurance that our reinsurance coverage and other measures taken will be sufficient to mitigate losses resulting from one or more catastrophic events. As a result, the occurrence of one or more catastrophic events and the continuation and worsening of recent trends could have an adverse effect on our results of operations and financial condition.

Environmental, Social and Governance and sustainability have become major topics that encompass a wide range of issues, including climate change and other environmental risks. We are also subject to complex and changing laws, regulation and public policy debates relating to climate change which are difficult to predict and quantify and may have an adverse impact on our business. Changes in regulations relating to climate change or our own leadership decisions implemented as a result of assessing the impact of climate change on our business may result in an increase in the cost of doing business or a decrease in premiums in certain lines of business.

Underwriting risks and reserving for losses are based on probabilities and related modeling, which are subject to inherent uncertainties.

Our success is dependent upon our ability to assess accurately the risks associated with the businesses that we insure and reinsure. We establish reserves for losses and loss adjustment expenses which represent estimates based on actuarial and statistical projections, at a given point in time, of our expectations of the ultimate future settlement and administration costs of losses incurred. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of loss reserves. Most or all of these factors are not directly quantifiable, particularly on a prospective basis, and the effects of these and unforeseen factors could negatively impact our ability to accurately assess the risks of the policies that we write. Changes in the assumptions used by these models or by management could lead to an increase in our estimate of ultimate losses in the future. In addition, there may be significant reporting lags between the occurrence of the insured event and the time it is reported to the insurer and additional lags between the time of reporting and final settlement of claims. In addition, the estimation of loss reserves is more difficult during times of adverse economic and market conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims. Changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves. As a result, actual losses and loss adjustment expenses paid can deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

FG FINANCIAL GROUP, INC.

If our loss reserves are determined to be inadequate, we will be required to increase loss reserves at the time of such determination with a corresponding reduction in our net income in the period when the deficiency becomes known. It is possible that claims in respect of events that have occurred could exceed our claim reserves and have a material adverse effect on our results of operations, in a particular period, or our financial condition in general. As a compounding factor, although most insurance contracts have policy limits, the nature of property and casualty insurance and reinsurance is such that losses and the associated expenses can exceed policy limits for a variety of reasons and could significantly exceed the premiums received on the underlying policies, thereby further adversely affecting our financial condition.

Risks Relating to Financial Markets and Investments

Adverse developments in the financial markets could have a material adverse effect on our results of operations, financial position and our businesses, and may also limit our access to capital.

Adverse developments in the financial markets, such as disruptions, uncertainty or volatility in the capital and credit markets, may result in realized and unrealized capital losses that could have a material adverse effect on our results of operations, financial position and our businesses, and may also limit our access to capital required to operate our business. Depending on market conditions, we could incur additional realized and unrealized losses on our investment portfolio in future periods, which could have a material adverse effect on our results of operations, financial condition and business. Economic conditions could also have a material impact on the frequency and severity of claims and therefore could negatively impact our underwriting returns. The volatility in the financial markets could continue to significantly affect our investment returns, reported results, and shareholders’ equity.

The capital requirements of our businesses depend on many factors, including regulatory and rating agency requirements, the performance of our investment portfolio, our ability to write new business successfully, the frequency and severity of catastrophe events and our ability to establish premium rates and reserves at levels sufficient to cover losses.

Our investments in special purpose acquisition companies as well as the sponsors of special purpose acquisition companies involve a high degree of risk.

We expect to invest in initial public offerings (“IPOs”) of special purpose acquisition companies (“SPACs”), including SPACs that are sponsored by our affiliates. In general, a SPAC is a special purpose vehicle that is formed to raise capital from the public through an IPO with the purpose, usually, of using the proceeds to acquire a single unspecified business or assets to be identified after the IPO. The IPO proceeds are held in a trust account until released to fund a business combination or used to redeem shares sold in the IPO. SPACs are required to either consummate a business combination or liquidate within a set period of time following their IPO. Because, at the time of the IPO, the SPAC has no operating history or any plans, arrangements or understandings with any prospective investment targets, we will have no basis upon which to evaluate the SPAC’s ability to achieve its business objectives. If a SPAC fails to complete its initial business transaction within the required time period, it will never generate any operating revenues and our SPAC investment may receive only a fixed dollar amount per share upon redemption, or less than such fixed amount in certain circumstances which could significantly affect our operating results and shareholders’ equity.

Additionally, as of December 31, 2020, we have invested $4.0 million to acquire equity interests in the sponsor of a SPAC (“Sponsor”) and expect to acquire additional interests in sponsors of SPACs in the future. By investing in a Sponsor, we have provided risk capital which allows the Sponsor to launch the IPO of the SPAC. In exchange for this investment, we own interests in the Sponsor that entitle us to receive distributions of shares and warrants in the SPAC after the lock-up period following the SPACs IPO has expired. These Sponsor interests do not have redemption rights to receive any portion of our original investment back from the trust account of the SPAC, as is normally associated with an IPO investment directly into a SPAC. Accordingly, an investment in a Sponsor is subject to a much higher degree of risk than an investment in a SPAC because the entire investment may be lost if the SPAC is not successful in consummating a business combination. Such potential loss could have a material effect on our financial results and shareholders’ equity.

Risks Relating to Sale of Maison Business

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

As of December 31, 2020, we had approximately $12.1 million in cash and cash equivalents and $18.0 million in investments. We expect to invest significant funds into the implementation of our new business strategy, which will increase our operating expenses. Until we secure additional revenue streams, we may lose a significant amount of cash, which may have a material adverse effect on our results of operations and financial condition. In addition, the value of our investments may be materially adversely affected by financial market performance, general economic conditions, and other factors that may result in the recognition of other-than-temporary impairments. Each of these events may cause us to reduce the carrying value of our investment portfolio and may adversely affect our results of operations.

FG FINANCIAL GROUP, INC.

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

Legal and Regulatory Risks

Our failure to obtain or maintain approval of insurance regulators and other regulatory authorities as required for the operations of our reinsurance subsidiary may have a material adverse effect on our future business, financial condition, results of operations and prospects.

FGRe has a Class B (iii) insurer license in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto, and is subject to regulation by the Cayman Islands Monetary Authority (“CIMA”). Insurance statutes and policies of CIMA regulate items such as the minimum levels of capital at FGRe and the surplus and liquidity of FGRe. Furthermore, CIMA may restrict dividends and distributions from FGRe, require we obtain advance approval of ownership and transfer of shares, and maintain a principal office and maintain a principal representative on the island of Grand Cayman. Failure to comply with the laws, regulations and requirements applicable to a Cayman Islands-domiciled reinsurance subsidiary could result in consequences which may have a material adverse effect on our business and results of operations.

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

FG FINANCIAL GROUP, INC.

If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. We currently qualify as a smaller reporting company under the regulations of the Securities and Exchange Commission (the “SEC”). As a smaller reporting company we are exempt from the requirement to include the auditor’s report of the effectiveness of internal control over financial reporting until such time as we no longer qualify as a smaller reporting company based on our public float and our reporting of more than $100 million in annual revenues in a fiscal year. Regardless of our qualification status, we have implemented control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements of Nasdaq, among other items. Maintaining these internal controls is costly and may divert management’s attention.

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

We lost our status as an emerging growth company as of December 31, 2019. While we expect to remain a smaller reporting company and non-accelerated filer, we now face increased disclosure requirements as a non-emerging growth company, such as stockholder advisory votes on executive compensation (“say-on-pay”). Until such time that we lose smaller reporting company status, it is unclear if investors will find our common stock less attractive because we may rely on certain disclosure exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline. As a result of the loss of our emerging growth company status, the costs and demands placed upon our management have increased, as we now must comply with additional disclosure and accounting requirements. In addition, even if we remain a smaller reporting company, if our public float exceeds $75 million and we report $100 million or more in annual revenues in a fiscal year, we will become subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring an independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting, making the public reporting process more costly.

FG FINANCIAL GROUP, INC.

Holders of our outstanding shares of 8.00% Cumulative Preferred Stock, Series A, have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

As of March 12, 2021, we have issued and outstanding 700,000 shares of preferred stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). The aggregate liquidation preference with respect to the outstanding shares of Series A Preferred Stock is approximately $17.5 million, and annual dividends on the outstanding shares of Series A Preferred Stock are $1.4 million. Holders of our Series A Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company or a duly authorized committee thereof, out of lawfully available funds for the payment of dividends, cumulative cash dividends from and including the original issue date at the rate of 8.00% of the $25.00 per share liquidation preference per annum (equivalent to $2.00 per annum per share). Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus an amount equal to any accumulated and unpaid dividends to, but not including, the date of payment. This would reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares.

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

Technology and Operational Risks

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

FG FINANCIAL GROUP, INC.

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

Risks Related to Human Capital

We may be unable to attract and retain key personnel and management, which could adversely impact our ability to successfully implement and execute our business and growth strategy.

The successful implementation of our business and growth strategy depends in large part upon the ability and experience of members of our management and other personnel. We experienced a number of personnel changes in connection with the closing of our Asset Sale, including the resignations of our President and Chief Executive Officer, and our Vice President and Chief Underwriting Officer.

As of December 31, 2020, we had three employees, Larry G. Swets, Jr., who serves as our President and Chief Executive Officer, John S. Hill, who serves as our Executive Vice President and Chief Financial Officer, and Brian D. Bottjer, who serves as our Senior Vice President and Controller. Our performance will be dependent on our ability to identify, hire, train, motivate and retain qualified management and personnel with experience in the reinsurance industry, investment advisory services, and in real estate investments. We may not be able to attract and retain such personnel on acceptable terms, or at all. If we lose the service of qualified management or other personnel or are unable to attract and retain the necessary members of management or personnel, we may not be able to successfully execute on our business strategy, which could have an adverse effect on our business.

We have directors who also serve as directors and/or executive officers for other public companies or for our controlling stockholders or their affiliates, which may lead to conflicting interests.

We have directors who serve as executive officers and/or directors of other public companies. One of our directors also serves as CEO of Fundamental Global Investors, LLC (“FGI”) and its affiliates, which together, as of December 31, 2020, beneficially owned approximately 61% of our outstanding shares of common stock. In addition, FGI and its affiliates beneficially own 5% of our outstanding shares of 8.00% cumulative Preferred Stock, Series A. One of our directors serves as an executive officer and director of Atlas Financial Holdings, Inc. (OTC: AFHIF) (“Atlas”), a specialty commercial automobile insurance company. In addition, our chief executive officer and director, Mr. Swets and our chairman, Mr. Cerminara, also currently serve as executive officers of FG New America Acquisition Corp, (NYSE: FGNA), a blank check company formed to effect a merger, reorganization or similar business combination. We have sponsored a portion of the risk capital used to launch FGNA, through an investment of approximately $4 million in our joint venture, Fundamental Global Asset Management, LLC. Mr. Swets also serves as director of Limbach Holdings, Inc. (Nasdaq: LMB) (“Limbach”), an affiliate of KFSI (which, together with its affiliates, holds a warrant exercisable for common shares representing 23% of our outstanding shares of common stock). On October 13, 2020 our director, Mr. Wong, was appointed to the Board of Directors of Harbor Custom Development, Inc. (Nasdaq: HCDI), and serves as the chairperson of its audit committee. Our Director, General Payne, also currently serves on the Board of Directors of BK Technologies Corporation (NYSE American: BKTI).

Our executive officers and members of our Company’s Board of Directors have fiduciary duties to our stockholders; likewise, persons who serve in similar capacities at Atlas, FGNA, Limbach and FGI have fiduciary duties to those companies’ investors. We may find, though, the potential for a conflict of interest if our Company and one or more of these other companies pursue acquisitions, investments and other business opportunities that may be suitable for each of us. Our directors who find themselves in these multiple roles may, as a result, have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Furthermore, our directors who find themselves in these multiple roles own stock options, shares of common stock and other securities in some of these entities. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company and these other entities. From time to time, we may enter into transactions with or participate jointly in investments with Atlas, FGNA, Limbach or FGI or its affiliates. We may create new situations in the future in which our directors serve as directors or executive officers in future investment holdings of such entities.

FG FINANCIAL GROUP, INC.

Our executive officers and directors will allocate their time to our and other businesses in which they are involved in their discretion, potentially to the detriment of the Company.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and those other businesses in which they are involved. Our chief executive officer is engaged in other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific numbers of hours per week to our affairs. Our directors also serve as officers and board members for other entities. If our executive officers’ and directors’ elect to devote substantial amounts of time to the affairs of other businesses in excess of current levels, they might not assign sufficient attention to the Company, potentially impairing our results of operations, financial condition, and prospects and the value of our securities.

Members of our management and companies with which they are affiliated in the past have been, and may in the future be, involved in civil disputes and litigation and governmental investigations relating to their business affairs unrelated to our company. Any such claims or investigations may divert management’s attention from our business or be detrimental to our reputation, resulting in adverse effects upon our results of operations, financial condition, and prospects and the value of our securities held by investors.

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

In addition, as a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and Nasdaq rules, including those promulgated in response to the Sarbanes-Oxley Act. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we need to continually commit significant resources, maintain staff and provide additional management oversight. In addition, implementing our business strategy and sustaining our growth will require us to commit additional management, operational and financial resources to identify new professionals to join our organization and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As a public company, we incur significant annual expenses related to these steps associated with, among other things, director fees, reporting requirements, transfer agent fees, accounting, administrative personnel, auditing and legal fees and similar expenses. We also incur higher costs for director and officer liability insurance. Any of these factors make it more difficult for us to attract and retain qualified members of our Board of Directors. Finally, we expect to incur additional costs once we lose smaller reporting company status or are required to provide an auditor attestation report on the effectiveness of our internal control over financial reporting.

FG FINANCIAL GROUP, INC.

Risks Related to Investment Performance

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

Changes in the value of the investments we own could materially affect our income and increase the volatility of our earnings.

As of December 31, 2020 we have invested approximately $4 million as a seed investment to sponsor the launch of FG New America Acquisition Corp (NYSE: FGNA), a special purpose acquisition company which consummated its initial public offering on October 2, 2020. Our investment consists of both class A and class A-1 interests of the sponsor company, which represent beneficial ownership of approximately 1.4 million common shares of FGNA as well as approximately 0.4 million warrants to purchase common shares of FGNA at a price of $11.50 per share. The class A and class A-1 interests were purchased in a private placement and have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor. Should FGNA not complete an initial business combination within 24 months after the closing of their initial public offering, our investment could be subject to total loss, materially affecting our operating results.

Our investment in FG New America Acquisition Corp (“FGNA”) as well as any such investments we make in the future in the at-risk capital of SPACs, directly or via the SPAC sponsor entities, do not have redemption rights to receive the original investment back from the trust account of the SPAC, with such redemption rights afforded only to investors in initial public offerings of SPACs.  For this reason, such investments would become worthless if the SPAC fails to consummate a business combination within the specified time frame, which is typically 24 months from its initial public offering.  Our investment in FGNA as well as such future investments are subject to transfer restrictions and additional risks which include the following:

●	The ability of SPAC public stockholders to exercise redemption rights with respect to a large number of SPAC shares could increase the probability that its business combination would be unsuccessful.

●	The requirement for SPACs to complete the business combination within 24 months after the initial public offering may give potential target businesses leverage over the SPAC in negotiating a business combination, in particular as a SPAC approaches its dissolution deadline, which could undermine its ability to complete the business combination on terms that would produce value for our investment.

●	If a SPAC we are invested in is deemed to be an investment company under the Investment Company Act, it may be required to institute burdensome compliance requirements and its activities may be restricted, which may make it difficult for it to complete the business combination.

●	Past performance by SPAC’s management team and their affiliates may not be indicative of future performance of an investment in such a SPAC.

●	SPACs are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, we may have no assurance from an independent source that the SPAC we invest in is paying a fair price for the target business from a financial point of view.

●	We may experience dilution to our investment in any particular SPAC from additional issuance of shares by the SPAC in its business combination with a target business.

●	A SPAC’s officers and directors often have additional fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented in regard to merger. Additionally, the sponsor, executive officers and directors of SPACs we invest in may and often do hold at-risk investments in such SPACs. Since such sponsor, executive officers and directors will lose their entire investment in the SPAC if the business combination is not completed, a conflict of interest may arise in determining for such SPACs whether a particular business combination target is appropriate for a business combination.

●	A SPAC is considered an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if the SPAC we invest in takes advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make its securities less attractive to investors and may make it more difficult to compare its performance with other public companies.

We also own approximately 1.4 million shares of FedNat common stock representing approximately 25% of the total assets listed on our balance sheet as of December 31, 2020. The value of this investment has declined considerably since our initial investment, and could continue to decline, materially affecting our income and causing volatility in our earnings. Furthermore, the shares of FedNat common stock were issued to us pursuant to the terms of a Standstill Agreement entered into between the Company and FedNat upon the closing of the Asset Sale. Should we need to reduce or completely liquidate our investment in FedNat common stock to maintain our liquidity or for any other reason, we may be limited as to the timing and number of shares we can sell pursuant to the terms of the Standstill Agreement.

Risks Related to Our Significant Shareholder

Fundamental Global Investors, LLC and its affiliates control a substantial interest in us and thus may exert substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

As of December 31, 2020, FGI and its affiliates own approximately 61% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI. Due to his position on our Board of Directions as well as his position at FGI, he has considerable influence on actions requiring a stockholder vote. See Risks Related to Human Capital—Our executive officers and directors will allocate their time to our and other businesses in which they are involved in their discretion, potentially to the detriment of the Company and—We have directors who also serve as directors and/or executive officers for other public companies or for our controlling stockholders or their affiliates, which may lead to conflicting interests.

General Risk Factors

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

FG FINANCIAL GROUP, INC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 970 Lake Carillon Drive, Suite 318, St. Petersburg, FL 33716. Our lease term expires in May 2021, however the Company intends to renew its lease for an additional six month period. Total minimum rent over the six-month term is expected to be $9,000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock

Our common stock is traded on the Nasdaq Global Market tier of the Nasdaq Stock Market, LLC under the symbol “FGF.” Our Series A Preferred Stock is also traded on the Nasdaq Global Market tier of the Nasdaq Stock Market under the symbol “FGFPP.” Our common and preferred stock previously traded under the symbols “PIH” and “PIHPP,” respectively. At the Company’s annual meeting held on December 14, 2020, the Company’s shareholders approved an amendment to our certificate of incorporation to change our corporate name and resulting in the change of our trading symbols effective December 17, 2020.

FG FINANCIAL GROUP, INC.

Number of Common Stockholders

As of December 31, 2020, we had 4,988,310 common shares outstanding, which were held by 14 stockholders of record, including Cede & Co., which holds shares on behalf of the beneficial owners of the Company’s common stock. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Holders of our Series A Preferred Stock are entitled to receive cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference (equivalent to $2.00 per annum per share), accruing from February 28, 2018. Dividends are payable to holders of our Series A Preferred Stock quarterly on or about the 15th day of March, June, September and December of each year, commencing on June 15, 2018. The record dates for dividend payment are March 1, June 1, September 1 and December 1 of each year, whether or not a business day, immediately preceding the applicable dividend payment date. The first dividend record date was June 1, 2018. Dividends on the Series A Preferred Stock accumulate whether or not the Company has earnings, whether or not there are funds legally available for the payment of those dividends and whether or not those dividends are declared by the Board of Directors. We intend to declare regular quarterly dividends on the shares of Series A Preferred Stock. As of December 31, 2020, we had approximately $10.2 million available for the payment of future dividends, if declared by the Board of Directors. The declaration, payment and amount of future dividends will be subject to the discretion of our Board of Directors. Our Board of Directors expects to take into account a variety of factors when determining whether to declare any future dividends on the Series A Preferred Stock, including (i) our financial condition, liquidity, results of operations, retained earnings, and capital requirements, (ii) general business conditions, (iii) legal, tax and regulatory limitations, including those placed on our subsidiary companies, and (iv) any other factors that our Board of Directors deems relevant. Accordingly, there can be no assurance that we will declare dividends on our preferred shares in the future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

FG FINANCIAL GROUP, INC.

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

Unless context denotes otherwise, the terms “Company,” “FGF,” “we,” “us,” and “our,” refer to FG Financial Group, Inc., and its subsidiaries.

Overview

FG Financial Group, Inc. (“FGF”, the “Company”, “we”, or “us”) is a reinsurance and investment management holding company focused on opportunistic collateralized and loss capped reinsurance, while allocating capital to SPAC and SPAC sponsor-related businesses. The Company’s principal business operations are conducted through its subsidiaries and affiliates. From our inception through December 2, 2019, we operated as an insurance holding company, writing property and casualty insurance throughout the states of Louisiana, Florida and Texas through our subsidiaries. On December 2, 2019 we sold our three insurance subsidiaries as further described below under the heading “Sale of the Maison Business” and embarked on a new strategy focused on insurance, reinsurance, real estate, and asset management. Accordingly, on December 14, 2020, our shareholders approved a change in our corporate name to FG Financial Group, Inc., to better align with this new business strategy.

As of December 31, 2020, Fundamental Global Investors, LLC, a privately owned investment management company, and its affiliates, or FGI, beneficially owned approximately 61% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI.

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

FG FINANCIAL GROUP, INC.

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

Critical Accounting Estimates and Assumptions

Critical accounting policies are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in our financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent. Actual results may differ materially from these estimates. The business and economic uncertainty resulting from the novel coronavirus (COVID-19) pandemic has made such estimates and assumptions difficult to calculate. Set forth below is a summary of what we believe to be our most critical accounting policies and estimates.

Discontinued Operations

On December 2, 2019, we sold all of the issued and outstanding equity of Maison, MMI and ClaimCor. As a result, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. Certain transactions between the Company and its subsidiaries, which have historically been eliminated upon consolidation, are shown on a gross basis in the accompanying financial statements as such transactions have occurred between discontinued operations and those operations which the Company has continued to utilize following the closing of the Asset Sale. These items include surplus notes in the amount of $18 million plus accrued interest, all of which were settled upon the closing of the Asset Sale. Interest associated with these surplus notes has been recorded as part of net investment income from continuing operations as well as interest expense as part of discontinued operations on the Company’s consolidated statement of operations for the year ended December 31, 2020. All other significant intercompany balances and transactions have been eliminated upon consolidation.

Valuation of Investments

The Company’s equity securities are recorded at fair value using observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. Any change in the estimated fair value of its investments could impact the amount of unrealized gain or loss the Company has recorded, which could change the amount the Company has recorded for its investments and on its consolidated balance sheets and statements of income.

Gains and losses realized on the disposition of investments are determined on the first-in first-out basis and credited or charged to the consolidated statements of income and comprehensive income. Premium and discount on investments are amortized and accreted using the interest method and charged or credited to net investment income.

The Company performs a quarterly analysis of its investment portfolio to determine if declines in market value are other-than-temporary. Further information regarding its detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 5 – Investments, to the consolidated financial statements.

Variable Interest Entities

The determination of whether or not to consolidate a variable interest entity under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management has conducted an analysis, on a case-by-case basis, of whether we are the primary beneficiary and are therefore required to consolidate the entity. Management continually reconsiders whether we should consolidate a variable interest entity. Upon the occurrence of certain events, such as modifications to organizational documents and investment management agreements, management will reconsider its conclusion regarding the status of an entity as a variable interest entity.

FG FINANCIAL GROUP, INC.

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

Analysis of Financial Condition

As of December 31, 2020 compared to December 31, 2019

Investments

The table below summarizes, by type, the Company’s investments as of December 31, 2020 and 2019.

($ in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
As of December 31, 2020
FedNat common stock	$20,751	$–	$12,209	$8,542
Limited liability investments	8,651	695	–	9,346
Total investments	$29,402	$695	$12,209	$17,888

As of December 31, 2019
FedNat common stock	$25,500	$3,987	$–	$29,487
Limited liability investments	3,495	510	–	4,005
Total investments	$28,995	$4,497	$–	$33,492

FG FINANCIAL GROUP, INC.

FedNat Common Stock

On December 2, 2019, the Company received 1,773,102 shares of FedNat Holding Company common stock (Nasdaq: FNHC), along with $25.5 million cash as consideration for the Asset Sale. On July 14, 2020, the Company transferred 156,000 shares of FedNat common stock to FGRe, a wholly-owned subsidiary of the Company, as a capital contribution for no consideration, and, on September 15, 2020, the Company transferred 330,231 shares of FedNat common stock to the Hale Parties as further described under the heading “Related Party Transactions”. Following the transactions, the Company directly holds 1,286,871 shares of FedNat common stock. As of March 15, 2021, the estimated fair value of the 1,442,871 shares of FedNat common stock held in the aggregate by the Company and its subsidiary was $6.9 million.

Limited Liability Investments

The Company’s limited liability investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company’s total investment in these two entities was approximately $638,000 as of December 31, 2020. The limited liability company is managed by Argo Management Group, LLC, an entity which is wholly owned by KFSI. The Company has accounted for these two investments at cost minus impairment, if any, as the investments do not have readily determinable fair values. For the years ended December 31, 2020 and 2019, the Company has received profit distributions of $80,000 and $91,000 on these investments, respectively, which has been included in income. Furthermore, both investments began the process of returning capital back to its investors in 2020. As of December 31, 2020, the Company has received approximately 18% of its initial $776,000 investment back from these investments.

On June 18, 2018, the Company invested approximately $2.2 million in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invests in real estate through a real estate investment trust which is wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, is managed, in part, by Mr. Cerminara, the Chairman of the Company’s Board of Directors. The Company, a limited partner of Metrolina, does not have a controlling interest, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 53% as of December 31, 2020. Accordingly, the Company has accounted for this investment under the equity method of accounting, recognizing any unrealized holding gains or losses in income. On August 6, 2020, the Company increased its total investment in Metrolina to $4.0 million. As of December 31, 2020, Metrolina’s carrying amount on the Company’s balance sheet was approximately $4.7 million, including of $0.7 million in undistributed earnings.

Limited Liability Investment in Consolidated VIE

In September 2020, the Company invested $5.0 million into its joint venture, Fundamental Global Asset Management, LLC (“FGAM’), to capitalize FG Special Situations Fund Advisor, LLC (“Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of FG Special Situations Fund, LP (the “Fund”), a Delaware limited partnership formed on September 2, 2020. The Fund is wholly owned by FGAM through the Fund’s general partner and Advisor, both of which are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Of the total $5.0 million invested into the Fund, $4.0 million was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8.6 million of risk capital used to launch FG New America Acquisition Corp (NYSE: FGNA), a special purpose acquisition company which consummated its initial public offering on October 2, 2020, and entered into a definitive business combination with Opportunity Financial, LLC, on February 10, 2021. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor, purchased for approximately $4.0 million. The interests represent a potential beneficial ownership of approximately 1.4 million common shares of FGNA as well as approximately 0.4 million warrants to purchase common shares of FGNA at a price of $11.50 per share. Both the class A and class A-1 interests of the Sponsor are subject to complete loss if FGNA is not able to consummate a business combination in accordance with the terms of its initial public offering. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable, except as provided for in the operating agreement of the Sponsor. The remaining $987,000 invested in FGAM consists of cash equivalents owned by the Fund as of December 31, 2020, which are expected to be invested by the Fund in the future. Mr. Cerminara, the Chairman of our Board, is the President and a director of FGNA and a manager of the Sponsor. Mr. Swets, our Chief Executive Officer, is the Chief Executive Officer and a director of FGNA and a manager of the Sponsor.

The Company has determined that its investment in FGAM represents an investment in a variable interest entity (“VIE”), in which the Company is the primary beneficiary, and as such, has consolidated the financial results of FGAM as of December 31, 2020. The Company evaluates whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and continuously reconsiders that conclusion. In determining whether the Company is the primary beneficiary, the Company evaluates its control rights as well as economic interests in the entity held either directly, or indirectly through affiliates via both qualitative and quantitative analysis. Further investments in, or redemptions of investments in FGAM, by either member of the joint venture could affect the entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Company assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

FG FINANCIAL GROUP, INC.

The Fund is considered an investment company for GAAP purposes, following the accounting and reporting guidance in ASC Topic 946, Financial Services – Investment Companies. FG Financial Group, Inc., as a noninvestment company parent of an investment company, has retained the specialized industry accounting principles of its investment company subsidiary when preparing its consolidated financial statements. This specialized accounting includes the measurement of the investment company’s investments at fair value. Furthermore, cash flows from investing activities of the Fund, such as the purchase and sale of investments, have been included in cash flows from operating activities in the Company’s consolidated statement of cash flows for the year ended December 31, 2020.

As of December 31, 2020, the assets of the Fund, which have been included in the Company’s consolidated balance sheet as of the dates listed are as follows in the table below. The Fund reported no liabilities as of either date presented. The assets of the Fund may only be used to settle its obligations. The Company’s maximum exposure to loss as a result of its involvement with the Fund is $5.0 million as of December 31, 2020.

	December 31, 2020	December 31, 2019
Assets ($ in thousands)
Cash equivalents	$987	$–
Limited liability investments (Class A and Class A-1 interests in Sponsor)	4,013	–
Total assets	$5,000	$–

Impairment

The Company performs a quarterly analysis of its investments to determine if an impairment exists on its investments. Further information regarding the Company’s detailed analysis and factors considered in the evaluation of impairment is discussed within Note 5 to the consolidated financial statements in Item 8 of this report.

We have not recorded any write-downs for an other-than-temporary impairment on our investments for either of the years ended December 31, 2020 and 2019.

Funds Deposited with Reinsured Companies

On November 12, 2020, FGRe, our Cayman Islands based reinsurance subsidiary, initially funded a trust account at Lloyd’s with approximately $2.4 million in cash, to collateralize its obligations under a quota share agreement with a Funds at Lloyds syndicate. The quota share agreement is effective January 1, 2021.

Current Income Taxes Recoverable

Current income taxes recoverable were approximately $1.7 million as of December 31, 2020, compared to approximately $1.3 million as of December 31, 2019, representing the estimate of both the Company’s state and federal income taxes receivable as of each date.

Net Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes, as compared to the amounts used for income tax purposes. For the year ended December 31, 2020, the Company recorded an unrealized loss of approximately $12.2 million on its investment of FedNat common stock, resulting in a deferred tax asset of approximately $2.5 million. The Company’s gross deferred tax assets are $3.9 million as of December 31, 2020; however, the Company has recorded a valuation allowance against all of its deferred tax assets, resulting in a net deferred income tax asset of $0 as of December 31, 2020, due to the uncertain nature surrounding our ability to realize these tax benefits in the future. As of December 31, 2019, the financial statements show a net deferred tax liability in the amount of $106,000, due to the sale of the Maison Business. Significant components of the Company’s net deferred taxes are as follows:

	As of December 31,
($ in thousands)	2020	2019
Deferred income tax assets:
Net operating loss carryforward	$1,143	$463
Share-based compensation	216	214
Investments	2,570	–
Other	5	7
Deferred income tax assets	3,934	684
Less: Valuation allowance	(3,934)	–
Deferred income tax assets net of valuation allowance	$–	$684

Deferred income tax liabilities:
Investments	$–	$789
Other		1
Deferred income tax liabilities	$–	$790

Net deferred income tax asset (liability)	$–	$(106)

As of December 31, 2020, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $5.4 million, which will be available to offset future taxable income. Approximately $0.6 million of the Company’s NOLs will expire on December 31, 2039, while the remaining $4.8 million of the Company’s NOLs do not expire under current tax law.

FG FINANCIAL GROUP, INC.

Other Assets

Other assets increased $329,000, to $517,000 as of December 31, 2020, from $188,000 as of December 31, 2019. The major components of other assets, and the change therein, are shown below.

	December 31,
($ in thousands)	2020	2019	Change
Amount due under Investment Advisory Agreement with FedNat	$–	$35	$(35)
Amount due under Transition Services Agreement with FedNat	–	8	(8)
Prepaid expenses	481	142	339
Other	36	3	33
Total	$517	$188	$329

Related Party Transactions

Investment in Limited Liability Company and Limited Partnership

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $0.5 million. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016. As of December 31, 2020, the Company has invested $0.3 million in Argo.

As of December 31, 2020, the Company has invested $4.0 million as a limited partner in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invests in real estate through a real estate investment trust wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, is managed, in part, by Mr. Cerminara, the Chairman of the Board of Directors of the Company. For the year ending December 31, 2020, the Company paid $80,000 in performance-based fees to the general partner of Metrolina. For the year ending December 31, 2019, approximately $37,000 in performance-based fees were waived by the general partner of Metrolina. Metrolina’s investment program is managed by FGI Funds Management LLC, an affiliate of FGI, which, with its affiliates, is the largest stockholder of the Company. The Company’s investment represents an approximate 53% ownership stake in Metrolina as of December 31, 2020.

Joint Venture Agreement

On March 31, 2020, the Company entered into the Limited Liability Company Agreement (the “LLC Agreement”) of Fundamental Global Asset Management, LLC (“FGAM”), a newly formed joint venture owned 50% by each of the Company and FGI Funds Management, LLC, an affiliate of FGI (“FGIFM” and together with the Company, each a “Member” and collectively, the “Members”). The purpose of FGAM is to sponsor, capitalize and provide strategic advice to investment managers (“Underlying Managers”) in connection with the launch and/or growth of their asset management business and the investment products they sponsor (each, a “Sponsored Fund”).

FGAM is governed by a Board of Managers consisting of four managers, two of which have been appointed by each Member. The Company has appointed two of its independent directors to the Board of Managers of FGAM. Certain major actions, including any decision to sponsor a new investment manager, require the prior consent of both Members.

FG FINANCIAL GROUP, INC.

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

In addition, neither FGIFM nor any of its affiliates may participate in a Sponsored Fund Transaction other than through FGAM unless FGIFM has first presented the opportunity to FGAM and either the Board of Managers or the Company has rejected such opportunity. Notwithstanding the foregoing, if such opportunity requires in excess of $5.0 million, FGIFM may offer amounts in excess of $5.0 million to a third party, subject to certain conditions.

On September 14, 2020 and September 28, 2020, the Company provided Seed Capital of $2.0 million and $3.0 million, respectively, into FGAM, to capitalize FG Special Situations Fund Advisor, LLC (“Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of FG Special Situations Fund, LP (the “Fund”), a Delaware limited partnership also formed on September 2, 2020. The Fund is wholly owned by FGAM through the Fund’s general partner and the Advisor, both of which are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Of the total $5.0 million invested into the Fund, $4.0 million was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8.6 million of risk capital used to launch FG New America Acquisition Corp (NYSE: FGNA), a newly formed special purpose acquisition company which consummated its initial public offering on October 2, 2020, and entered into a definitive business combination with Opportunity Financial, LLC, on February 10, 2021. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor, purchased for approximately $4.0 million. The class A and class A-1 interests represent beneficial ownership of approximately 1.4 million common shares of FGNA as well as approximately 0.4 million warrants to purchase common shares of FGNA at a price of $11.50 per share. Both the class A and class A-1 interests of the Sponsor are subject to complete loss if FGNA is not able to consummate a business combination in accordance with the terms of its initial public offering. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor. The remaining $1.0 million invested in FGAM consists of cash owned by the Fund as of December 31, 2020 and will be used by the Fund to sponsor additional future investments. Mr. Cerminara, the Chairman of our Board, is the President and a director of FGNA and a manager of the Sponsor. Mr. Swets, our Chief Executive Officer, is the Chief Executive Officer and a director of FGNA and a manager of the Sponsor.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement entered into upon closing of the Asset Sale, FG Strategic Consulting (“FGSC,”, formerly Fundamental Global Advisors LLC), a wholly-owned subsidiary of the Company, has agreed to provide investment advisory services to FedNat, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay FGSC an annual fee of $100,000. FGI Funds Management, LLC will serve as the manager to FGSC. Both Advisor and FGI Funds Management, LLC are affiliates of Fundamental Global Investors, LLC, the Company’s largest stockholder. The Investment Advisory Agreement runs through December 2, 2024.

FG FINANCIAL GROUP, INC.

Shared Services Agreement

On March 31, 2020, the Company entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fundamental Global Management, LLC (“FGM”), an affiliate of FGI, pursuant to which FGM provides the Company with certain services related to the day-to-day management of the Company, including assisting with regulatory compliance, evaluating the Company’s financial and operational performance, providing a management team to supplement the executive officers of the Company, and such other services consistent with those customarily performed by executive officers and employees of a public company (collectively, the “Services”). In exchange for the Services, the Company pays FGM a fee of $456,250 per quarter (the “Shared Services Fee”), plus reimbursement of expenses incurred by FGM in connection with the performance of the Services, subject to certain limitations approved by the Company’s Board of Directors or Compensation Committee from time to time.

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

For the year ended December 31, 2020, the Company paid $1.4 million to FGM under the Shared Services Agreement.

Share Repurchase Transaction

On September 15, 2020, the Company entered into a Share Repurchase and Cooperation Agreement (the “Share Repurchase Agreement”) with Hale Partnership Capital Management, LLC and certain of its affiliates (collectively, the “Hale Parties”), which, prior to the transaction, owned more than 18% of our outstanding common stock (the “Share Repurchase Transaction”).

Pursuant to the Share Repurchase Agreement, the Company agreed to purchase (exclusive of any fees or expenses) all of the 1,130,152 shares of the Company’s common stock, owned, of record or beneficially, by the Hale Parties, in exchange for an aggregate approximately $2.8 million in cash and 330,231 shares of common stock, par value $0.01 per share, of FedNat Holding Company previously owned by the Company (the “FedNat Shares”) having an estimated fair value of approximately $2.7 million on September 15, 2020. As acknowledged by the Hale Parties in the Share Repurchase Agreement, that certain Standstill Agreement, dated December 2, 2019, by and between FedNat Holding Company and the Company, imposes certain restrictions in respect of the FedNat Shares transferred by the Company to the Hale Parties. FedNat Holding Company is not party to, or a third-party beneficiary of, the Agreement.

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

As the total consideration paid in the Share Repurchase transaction exceeded the fair value of the treasury shares repurchased by the Company, the Company recorded a charge of approximately $0.2 million to general and administrative expense for the year ended December 31, 2020, representing the estimated fair value of the rights conveyed to the Company pursuant to the standstill provisions in the agreement. The fair value of the 1,130,152 shares of Company common stock, or approximately $5.2 million, was recorded to treasury stock.

Formation of FG SPAC Partners, LP

On January 4, 2021, FG SPAC Partners, LP (“FGSP”) was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGSP and holds an approximate 49% limited partner interest in FGSP directly and through its subsidiaries. Certain of our directors and officers also hold limited partner interests in FGSP. Our Chief Executive Officer and Director, Larry G. Swets, holds a 10% limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. The Chairman of our Board of Directors, D. Kyle Cerminara also holds a limited partner interest in FGSP through Fundamental Global, LLC, a newly formed holding company for which Mr. Cerminara is the manager and a member.

On January 11, 2021, FGSP purchased 1,075,000 founder shares from Aldel, for total consideration of $4,674. Concurrent with Aldel’s initial public offering, FGSP will purchase 650,000 warrants at a price of $0.10 per warrant, each exercisable to purchase one share of Aldel’s Class A common stock at an exercise price of $15.00 per share (the “OTM Warrants”), for an aggregate purchase price of $65,000. In addition, the Company through its joint venture investment in Fundamental Global Asset Management, LLC and the FG Special Situations Fund, LP, will invest approximately $1.0 million in the risk capital of Aldel Investors, LLC. The Company’s limited partnership interests in FGSP potentially represent beneficial ownership of approximately 816,700 founder shares and approximately 321,000 OTM Warrants of Aldel. Our Chief Executive Officer and Director, Larry G. Swets, will serve as Senior Advisor to Aldel upon the closing of its offering and has received 25,000 common shares of Aldel. The Chairman of our Board of Directors, D. Kyle Cerminara will serve as director of Aldel upon the closing of its offering and has also received 25,000 shares of Aldel.

FG FINANCIAL GROUP, INC.

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

The shares of Series A Preferred Stock are listed on the Nasdaq Stock Market under the symbol “FGFPP”.

The table below presents the primary drivers behind the changes to total shareholders’ equity for the years ended December 31, 2020 and 2019.

($ in thousands)	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity
Balance, January 1, 2019	700,000	6,012,764	151,359	$62,747

Adoption of new accounting standards	–	–	–	10
Dividends declared on Series A Preferred Stock ($2.00 per share)	–	–	–	(1,400)
Stock compensation expense	–	53,184	–	414
Net income	–	–	–	311
Gains on investment portfolio (net of income taxes)	–	–	–	833
Balance, December 31, 2019	700,000	6,065,948	151,359	$62,915

Dividends declared on Series A Preferred Stock ($2.00 per share)	–	–	–	(1,400)
Stock compensation expense	–	52,514	–	311
Share Repurchase Transaction(1)	–	(1,130,152)	1,130,152	(5,176)
Net loss	–	–	–	(22,457)
Balance, December 31, 2020	700,000	4,988,310	1,281,511	$34,193

(1) Refer to “Related Party Transactions” above for additional information regarding the Share Repurchase Transaction

FG FINANCIAL GROUP, INC.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Investment Income

Net investment income (loss) decreased to $(17.3) million for the year ended December 31, 2020 from $5.6 million year ended December 31, 2019. The decrease was primarily the result of unrealized holding losses on the shares of FedNat common stock which the Company received upon the closing of the Asset Sale. Furthermore, the Company recognized a realized loss of approximately $2.1 million on the sale of 330,231 shares of FedNat common stock in the Share Repurchase Transaction, as previously discussed under the heading “Related Party Transactions.” Net investment income (loss) for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Investment income (loss):
Unrealized holding gain (loss) on FNHC common stock	$(16,196)	$3,987
Realized loss on FNHC common stock	(2,110)	–
Dividend income from FNHC common stock	609	–
Interest on surplus notes issued by Maison	–	1,708
Income from limited liability investments	265	101
Loss on assignment of limited liability investments	–	(239)
Other	172	30
Net investment income (loss)	$(17,260)	$5,587

Other Income

Other income was $104,000 compared to $10,000 for the years ended December 3, 2020 and 2019, respectively, and is comprised of fees earned under the Investment Advisory and Transition Services Agreements between the Company and FedNat.

General and Administrative Expenses

General and administrative expenses increased by $3.5 million to $6.0 million for the year ended December 31, 2020, from $2.5 million for the year ended December 31, 2019. The increase was primarily due to professional fees incurred in the current year for various legal fees associated with the formulation and regulatory approval of FGRe, our Cayman Islands-based reinsurance subsidiary, and the general formulation and development of our new business strategy. Employee and facility costs also account for a portion of the increase, which includes $1.4 million paid to FGM under the Shares Services Agreement discussed under the heading “Related Party Transactions’ above. These costs have been included in general and administrative expense for the year ended December 31, 2020, while employee and facility costs have been presented as part of discontinued operations for year ended December 31, 2019. Finally, the Company incurred a charge of $0.2 million along with associated legal fees in the current year which were related to the Share Repurchase Transaction, as previously described under the heading “Related Party Transactions.”

Income Tax Expense (Benefit)

Our actual effective tax rate varies from the statutory federal income tax rates as shown in the following table.

	Year Ended December 31,
	2020		2019
($ in thousands)	Amount	%	Amount	%

Provision for taxes at U.S. statutory marginal income tax rate of 21%	$(4,856)	21.0%	$121	21.0%
Valuation allowance for deferred tax assets deemed unrealizable	3,934	(17.0)%	–	–%
Rate differential due to CARES Act	(214)	0.9%	–	–%
Non-deductible expenses associated with the Share Repurchase Transaction	516	2.2%	–	–%
Net operating loss carryback	–	–%	(213)	(36.9)%
State income tax (net of federal benefit)	–	–%	265	45.9%
Other	(45)	0.2%	94	16.3%
Income tax expense (benefit)	$(665)	2.9%	$267	46.2%

As a result of the passage of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company recorded a credit of $214,000 against its income tax expense for the year ended December 31, 2020, due to a provision in the CARES Act that allows for the five-year carryback of net operating losses. Prior to the passage of the CARES Act, these net operating losses were only available to offset future taxable income generated by the Company.

FG FINANCIAL GROUP, INC.

As a result of the Share Repurchase Transaction, discussed under the heading “Related Party Transactions,” the Company has permanent non-deductible expenses of approximately $2.5 million which are comprised of the cost of purchasing the Company’s own stock as well as the legal fees associated with the transaction. These are shown at the tax effected rate of 21%, or $516,000 in the preceding table.

For the year ended December 31, 2020, the Company recorded an unrealized loss of approximately $12.2 million on its investment of FedNat common stock, resulting in a deferred tax asset of approximately $2.5 million. The Company’s gross deferred tax assets are $3.9 million as of December 31, 2020; however the Company has recorded a valuation allowance against all of its deferred tax assets, resulting in a net deferred income tax asset of $0 as of December 31, 2020, due to the uncertain nature surrounding our ability to realize these tax benefits in the future.

Discontinued Operations

As previously discussed, on December 2, 2019, we completed the sale of all of the issued and outstanding equity of our three former wholly owned subsidiaries, Maison, MMI and ClaimCor. Accordingly, the Company has classified the Maison Business as discontinued operations for all periods presented in this report as set forth in ASC 205-20 – Discontinued Operations.

The following table presents a reconciliation of the major classes of line items constituting pretax profit (loss) of discontinued operations to the after-tax profit (loss) of discontinued operations that are presented in the Company’s consolidated statement of operations for the year ended December 31, 2019.

($ in thousands)	Year ended December 31, 2019
Gain from sale of the Maison Business
Cash consideration received from sale	$25,500
Stock consideration received from sale	25,500
Total consideration received from sale	51,000
Less:
Carrying value of the Maison Business on December 1, 2019	39,099
Transaction and other sale related costs	2,818
Total pre-tax reductions	41,917
Pre-tax gain on sale	9,083
Income tax expense	2,017
Net gain from sale of the Maison Business	$7,066

Net premiums earned	$49,691
Net investment income	4,354
Other income	2,854
Net losses and loss adjustment expenses	(41,634)
Amortization of deferred policy acquisition costs	(15,983)
General and administrative expenses	(9,200)
Interest expense on surplus notes due to affiliate	(1,708)
Pretax loss from the Maison Business	(11,626)
Income tax benefit	(2,488)
Loss from the Maison Business, net of taxes	$(9,138)

Net loss from discontinued operations, net of taxes	$(2,072)

FG FINANCIAL GROUP, INC.

Net Income

Net income for the years ended December 31, 2020 and 2019 is as shown in the following table.

($ in thousands)	Year ended December 31,
	2020	2019
Net income (loss) from continuing operations	$(22,457)	$2,383
Loss from discontinued operations, net of income taxes	–	(2,072)
Net income	$(22,457)	$311

Diluted earnings (loss) per common share
Continuing operations	$(4.15)	$0.16
Discontinued operations	–	(0.34)
Loss attributable to common shareholders	$(4.15)	$(0.18)

Subsequent Event

On March 5, 2021, FedNat Holding Company filed a preliminary prospectus supplement with the SEC indicating that, as of the date of that filing, FedNat is prohibited from paying dividends on their common stock under the terms of their indenture for their senior notes, as their debt-to-capital ratio currently exceeds 35%. As of March 15, 2021, the Company owns 1,442,871 shares of FedNat Holding Company common stock.

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

On August 20, 2019, the Company entered into a $7.0 million Loan Agreement and a related Commercial Note (collectively, the “Loan Agreement”) with Hancock Bank, a trade name for Whitney Bank (n/k/a Hancock Whitney Bank) (the “Lender”). The Loan Agreement provided for a non-revolving line of credit of $7.0 million.

On November 29, 2019, the Company entered into an Amended and Restated Loan Agreement and a related Amended and Restated Commercial Note (collectively, the “Amended and Restated Loan Agreement”) with Lender, which increased the existing non-revolving line of credit by an additional $10.0 million (the “Line of Credit Increase”), resulting in an amended and restated non-revolving line of credit loan in the aggregate principal amount of up to $17.0 million. Immediately prior to the closing of the Asset Sale, the Company drew $7.0 million under the line of credit, which was repaid to the Lender as of the closing of the Asset Sale. Upon repayment, the line of credit was terminated. Borrowings under the Loan Agreement bore interest at a rate per annum equal to 5.25%.

Upon the closing of the Asset Sale, the Company received cash consideration from FedNat in the amount of $25.5 million as well as $18.7 million representing the repayment of surplus notes and accrued interest due from Maison to the Company. Pursuant to the terms of the Purchase Agreement, at the closing, the Maison Business was required to have a consolidated net GAAP book value of at least $42.0 million and was also required to settle any balances between the Company and the Maison Business. Additionally, prior to the closing of the Asset Sale, Maison was a limited partner in two limited partnerships and also had a limited interest in a limited liability company (collectively, the “Funds”). Pursuant to the terms of the Purchase Agreement, Maison assigned its interests in the Funds to the Company in exchange for the statutory carrying value of the Funds, paid in cash, at the closing of the Asset Sale. This resulted in net cash proceeds to the Company of approximately $24.8 million, as shown in the table below.

($ in thousands)
Cash consideration from FedNat	$25,500
Cash from FedNat to repay outstanding surplus note obligations	18,728
Capital contribution from the Company to the Maison Business to meet GAAP book value requirement	(9,057)
Transaction bonuses paid to current and former executive officers of the Company	(605)
Company acquisition of the Funds from Maison	(3,218)
Payment of intercompany federal tax obligations	(3,702)
Payment of transaction expenses directly associated with the Asset Sale	(2,868)
Net cash proceeds	$24,778

FG FINANCIAL GROUP, INC.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the years ended December 31, 2020 and 2019.

($ in thousands)	Year ended December 31,
	2020	2019
Summary of Cash Flows
Cash and cash equivalents – beginning of period	$28,509	$30,902

Net cash used by operating activities	(11,283)	(20,638)
Net cash provided (used) by investing activities	(1,156)	19,684
Net cash used by financing activities	(3,938)	(1,439)
Net decrease in cash and cash equivalents	(16,377)	(2,393)

Cash and cash equivalents – end of period	$12,132	$28,509

For the year ended December 31, 2020, the Company’s net cash used by operating activities was approximately $11.3 million. The major drivers of which were as follows:

●	Our net loss of approximately $22.5 million for the year, offset by approximately $16.0 million for a non-cash charge related to the unrealized losses associated with our shares of FedNat common stock.
●	A cash outflow of approximately $2.4 million representing cash placed in trust as collateral, pursuant to our Funds at Lloyd’s quota share agreement effective January 1, 2021.
●	A cash outflow of approximately $4.0 million for our investment in the Class A and Class A-1 interests in the Sponsor of FGNA. As this investment was made by our investment company subsidiary, we are required to show these cash outflows as operating activities.

For the year ended December 31, 2020, the Company’s net cash used by financing activities consist of:

●	Payments of dividends in the amount of $1.4 million on our Series A Preferred Shares.
●	The purchase of treasury shares associated with the Share Repurchase Agreement for approximately $2.5 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

FG FINANCIAL GROUP, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FG FINANCIAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

FG Financial Group, Inc

St. Petersburg, FL

Opinion on the consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FG Financial Group, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Investment Companies

As described in Note 5 to the consolidated financial statements, in 2020, the Company entered into a joint venture, FG Asset Management (“FGAM”), and created wholly owned subsidiaries under FGAM. Through these subsidiaries, the Company invested in the sponsor of a special purpose acquisition company (“SPAC”). The creation of these subsidiaries resulted in the determination that one of these subsidiaries meets the definition of an investment company under ASC 946, Financial Services – Investment Companies as of December 31, 2020. As a result, any investments held by this subsidiary are to be recognized at fair value and the specialized accounting and reporting requirements of this subsidiary is carried into the Company’s consolidated financial statements.

We identified the determination of whether FGAM or any of its wholly owned subsidiaries qualify as investment companies as a critical audit matter. Auditing the Company’s investment company assessment with respect to FGAM and its wholly owned subsidiaries involved significant judgment in consideration of their purpose and design, specifically whether the entity’s only substantive activities are investing for returns solely for capital appreciation and/or investment income and whether any other benefits are anticipated that are not normally attributable to ownership interests. Auditing these characteristics involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

●	Inspection of relevant contractual agreements, such as, the governing documents, any investment management agreements, offering materials, other communications with investors, and other available market information.

●	Utilizing personnel with specialized knowledge and skill to assist in the assessment of whether FGAM and its wholly owned subsidiaries qualify as investment companies. This includes evaluation of management’s conclusion with respect to the purpose and design of FGAM and its wholly owned subsidiaries, specifically (1) an evaluation of the activities performed by the subsidiaries, and (2) assessment of whether any other benefits are anticipated that are not normally attributable to ownership interests.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2012

Grand Rapids, Michigan

March 18, 2021

FG FINANCIAL GROUP, INC.

Consolidated Balance Sheets

($ in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Equity securities, at fair value (cost basis of $20,750 and $25,500)	$8,542	$29,487
Limited liability investments (including $4,013 and $0 held by the Company’s consolidated VIE)	9,346	4,005
Cash and cash equivalents (including $987 and $0 held by the Company’s consolidated VIE)	12,132	28,509
Funds deposited with reinsured companies	2,444	–
Current income taxes recoverable	1,724	1,265
Other assets	517	188
Total assets	$34,705	$63,454

LIABILITIES
Accounts payable	$455	$400
Deferred tax liability, net	–	106
Other liabilities	57	33
Total liabilities	$512	$539

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par value, 1,000,000 shares authorized; 700,000 shares issued and outstanding as of both periods	$17,500	$17,500
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,269,821 and 6,217,307 shares issued as of December 31, 2020 and 2019, respectively and, 4,988,310 and 6,065,948 shares outstanding as of December 31, 2020 and 2019, respectively	6	6
Additional paid-in capital	47,065	46,754
Accumulated deficit	(24,193)	(336)
Less: treasury stock at cost, 1,281,511 and 151,359 shares as of December 31, 2020 and 2019, respectively	(6,185)	(1,009)
Total shareholders’ equity	34,193	62,915
Total liabilities and shareholders’ equity	$34,705	$63,454

See accompanying notes to consolidated financial statements.

FG FINANCIAL GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

($ in thousands, except share and per share data)

	Year ended December 31,
	2020	2019
Revenue:
Net investment income (loss)	$(17,260)	$5,587
Other income	104	10
Total revenue	(17,156)	5,597

Expenses:
General and administrative expenses	5,966	2,476
Total expenses	5,966	2,476

Income (loss) from continuing operations before income tax expense (benefit)	(23,122)	3,121
Income tax expense (benefit)	(665)	738
Net income (loss) from continuing operations	(22,457)	2,383
Discontinued operations (Note 4):
Gain from sale of the Maison Business, net of taxes	–	7,066
Loss from the Maison Business, net of taxes	–	(9,138)
Net loss from discontinued operations, net of taxes	–	(2,072)
Net income (loss)	$(22,457)	$311

Dividends declared on Series A Preferred Shares	1,400	1,400
Loss attributable to common shareholders	$(23,857)	$(1,089)

Basic and diluted net earnings (loss) per common share:
Continuing operations	$(4.15)	$0.16
Discontinued operations	$–	$(0.34)
Loss per share attributable to common shareholders	$(4.15)	$(0.18)

Weighted average common shares outstanding:
Basic and diluted	5,746,259	6,018,542

Consolidated Statements of Comprehensive Income (Loss)

Net income (loss)	$(22,457)	$311
Unrealized gains on investments available for sale, net of income taxes	–	1,342
Comprehensive income (loss)	$(22,457)	$1,653

See accompanying notes to consolidated financial statements.

FG FINANCIAL GROUP, INC.

Consolidated Statements of Shareholders’ Equity

($ in thousands, except share amounts)

	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
January 1, 2019	700,000	$17,500	6,012,764	$6	151,359	$(1,009)	$46,340	$639	$(729)	$62,747

Cumulative effect of adoption of ASU 2016-01	–	–	–	–	–	–	–	104	(104)	–
Cumulative effect of adoption of Topic 842	–	–	–	–	–	–	–	10	–	10
Stock based compensation	–	–	53,184	–	–	–	414	–	–	414
Dividends declared on Series A Preferred Shares ($2.00 per share)	–	–	–	–	–	–	–	(1,400)	–	(1,400)
Net income	–	–	–	–	–	–	–	311	–	311
Other comprehensive income	–	–	–	–	–	–	–	–	1,342	1,342
Unrealized gains realized upon sale of Maison Business	–	–	–	–	–	–	–	–	(509)	(509)
Balance, December 31, 2019	700,000	$17,500	6,065,948	$6	151,359	$(1,009)	$46,754	$(336)	$–	$62,915

Stock based compensation	–	–	52,514	–	–	–	311	–	–	311
Share repurchase transaction	–	–	(1,130,152)	–	1,130,152	(5,176)	–	–	–	(5,176)
Dividends declared on Series A Preferred Shares ($2.00 per share)	–	–	–	–	–	–	–	(1,400)	–	(1,400)
Net loss	–	–	–	–	–	–	–	(22,457)	–	(22,457)
Balance, December 31, 2020	700,000	$17,500	4,988,310	$6	1,281,511	(6,185)	47,065	$(24,193)	$–	$34,193

See accompanying notes to consolidated financial statements

FG FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

($ in thousands)

	Year ended December 31,
	2020	2019
Cash provided by (used in):
Operating activities:
Net income (loss)	$(22,457)	$311
Net loss from discontinued operations, net of income taxes	–	2,072
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized holding (gains) losses on equity investments	16,010	(3,998)
Net realized loss in Share Repurchase Transaction	2,111	–
Net deferred income taxes	(106)	371
Stock compensation expense	311	414
Purchases of investments by consolidated investment company subsidiary	(4,013)	–
Changes in operating assets and liabilities:
Accrued interest on surplus notes due from affiliate	–	244
Funds deposited with reinsured companies	(2,444)	–
Other assets	(315)	(121)
Accounts payable and other accrued expenses	79	331
Current income taxes payable	(459)	(2,197)
Amounts due to affiliates	–	(2,698)
Net cash used by operating activities – continuing operations	(11,283)	(5,271)
Net cash used by operating activities – discontinued operations	–	(15,367)
Net cash used by operating activities	(11,283)	(20,638)

Investing activities:
Proceeds from repayment of surplus notes due from affiliates	–	18,000
Net purchases of furniture and equipment	(13)	(3)
Net purchases of other investments	(1,143)	–
Purchase of limited liability investments from subsidiary	–	(1,007)
Net cash provided (used) by investing activities – continuing operations	(1,156)	16,990
Net cash provided by investing activities – discontinued operations	–	2,694
Net cash used by investing activities	(1,156)	(19,684)

Financing activities:
Payment of dividends on preferred shares	(1,400)	(1,400)
Purchase of treasury shares	(2,538)	–
Net cash used by financing activities – continuing operations	(3,938)	(1,400)
Net cash used by financing activities – discontinued operations	–	(39)
Net cash used by financing activities	(3,938)	(1,439)

Net decrease in cash and cash equivalents	(16,377)	(2,393)
Cash and cash equivalents at beginning of period	28,509	30,902
Cash and cash equivalents at end of period	$12,132	$28,509

Supplemental disclosure of cash flow information:
Net refunds received during the period for income taxes	$(100)	$(628)
Non-cash financing activities:
Sale of equity investments to purchase treasury shares	$2,639	$–

See accompanying notes to consolidated financial statements.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

1. Nature of Business

FG Financial Group, Inc. (“FGF”, the “Company”, “we”, or “us”) is a reinsurance and investment management holding company focused on opportunistic collateralized and loss capped reinsurance, while allocating capital to SPAC and SPAC sponsor-related businesses. The Company’s principal business operations are conducted through its subsidiaries and affiliates. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to the offering, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. From our inception through December 2, 2019, we operated as an insurance holding company, writing property and casualty insurance throughout the states of Louisiana, Florida and Texas through our subsidiaries. On December 2, 2019 we sold our three insurance subsidiaries as further described below, and embarked on a new strategy focused on insurance, reinsurance, real estate, and asset management. Accordingly, on December 14, 2020, our shareholders approved a change in our corporate name to FG Financial Group, Inc., to better align with this new business strategy.

As of December 31, 2020, Fundamental Global Investors, LLC, a privately owned investment management company, and its affiliates, or FGI, beneficially owned approximately 61% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI.

Sale of the Maison Business

On December 2, 2019, we completed the sale of all of the issued and outstanding equity of three of the Company’s then wholly-owned subsidiaries, Maison Insurance Company (“Maison”), Maison Managers Inc. (“MMI”) and ClaimCor, LLC (“ClaimCor” and, together with Maison and MMI, the “Maison Business” or the “Insurance Companies”), to FedNat Holding Company, a Florida corporation (“FedNat”), pursuant to the terms and conditions of the Equity Purchase Agreement, dated as of February 25, 2019 (the “Purchase Agreement”), by and among the Company and each of Maison, MMI and ClaimCor, on the one hand, and FedNat, on the other hand (the “Asset Sale”).

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Reinsurance Capacity Right of First Refusal Agreement

The Reinsurance Agreement provides the Company with a right of first refusal to sell reinsurance coverage to the insurance company subsidiaries of FedNat, providing reinsurance on up to 7.5% of any layer in FedNat’s catastrophe reinsurance program, subject to the annual reinsurance limit of $15.0 million, on the terms and subject to the conditions set forth in the Reinsurance Agreement. All reinsurance sold by the Company pursuant to the right of first refusal, if any, will be memorialized in an agreement in such form and subject to such terms and conditions as are customary in the property and casualty insurance industry. The Reinsurance Agreement is assignable by the Company subject to conditions set forth in the agreement. The term of the Reinsurance Agreement is five years. As of December 31, 2020, the Company has not provided any reinsurance coverage to FedNat under the Reinsurance Agreement.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement, FG Strategic Consulting (“FGSC,” formerly Fundamental Global Advisors LLC), a wholly-owned subsidiary of the Company, was formed to provide investment advisory services to FedNat, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay FGSC an annual fee of $100,000. FGI Funds Management, LLC serves as the manager to FGSC. FGI Funds Management, LLC is affiliated with Fundamental Global Investors, LLC (“FGI”), the Company’s largest stockholder. The term of the Investment Advisory Agreement is five years.

Transition Services Agreement

To facilitate the transition following the Asset Sale, the Company and FedNat entered into a Transition Services Agreement, pursuant to which the Company agreed to provide certain transition accounting services to FedNat and the Insurance Companies, as requested, and FedNat has agreed to arrange for certain prior employees of the Company who became employees of the FedNat in connection with the Asset Sale to provide transition accounting services to the Company, as requested, on the terms and conditions set forth in the Transition Services Agreement. The term of the Transition Services Agreement was one year, expiring on December 2, 2020.

Current Business

Our strategy has evolved to focus on opportunistic collateralized and loss capped reinsurance, while allocating capital to special purpose acquisition companies (“SPACs”) and SPAC sponsor-related businesses. Accordingly, in the first quarter 2021, we have launched our “SPAC Platform,” as further discussed below. As part of our refined focus, we have adopted the following capital allocation philosophy:

“Grow intrinsic value per share with a long-term focus using fundamental research, allocating capital to asymmetric risk/reward opportunities.”

Historically, the Company has operated a real estate business through its subsidiary, FGI Metrolina Property Income Fund, LP, however, the Company does not anticipate that its real estate business will be a significant component of its future business plans.

Reinsurance:

The Company has formed a wholly-owned reinsurance subsidiary, Fundamental Global Reinsurance Ltd. (“FGRe”), a Cayman Islands limited liability company, to provide specialty property and casualty reinsurance. FGRe has been granted a Class B (iii) insurer license in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto and is subject to regulation by the Cayman Islands Monetary Authority (the “Authority”). The terms of the license require FGRe to receive a capital infusion in the amount of $5.0 million, which the Company effected in July 2020 via the transfer of 156,000 shares of FedNat common stock from the Company along with approximately $3.3 million in cash. The terms of the insurer license also require advance approval from the Authority should FGRe wish to enter into any reinsurance agreements which are not fully collateralized to their aggregate exposure limit. In November 2020, FGRe entered into its first reinsurance transaction, through a Funds at Lloyds syndicate. The maximum loss exposure in the transaction is approximately $2.9 million and covers all risks written by the syndicate during the 2021 calendar year. On November 12, 2020 FGRe initially funded a trust account at Lloyd’s with approximately $2.4 million in cash to collateralize its obligations under the contract.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Asset Management:

FGSC serves as an investment advisor to FedNat Holding Company under the investment advisory agreement entered into at the closing of the Asset Sale. The Company has also formed Fundamental Global Asset Management, LLC, a joint venture with a wholly owned subsidiary of FGI, to sponsor investment advisors that will manage private funds ranging the full spectrum of alternative equities, fixed income, private equity and real estate. In September 2020, the joint venture sponsored the launch of FG Special Situations Fund via an investment of $5.0 million. Approximately $4.0 million of this investment represented the sponsorship of our first special purpose acquisition company, or “SPAC”.

Insurance:

FGRe is currently in the process of establishing and seeking regulatory approvals for a Risk Retention Group (“RRG”) to be domiciled in the state of Vermont for the purpose of providing directors and officers insurance coverage to special purpose acquisition vehicles. The Company expects to begin operation of the RRG in the 4th quarter of 2021. FGRe would anticipate providing capital, along with others, to facilitate the underwriting of such insurance coverage. The Company will focus on fee income derived from originating, underwriting, and servicing the insurance business, while mitigating our financial risk with external reinsurance partners.

SPAC Platform

On December 21, 2020 we formed FG SPAC Solutions LLC (“FGSS”), a Delaware company, to facilitate the launch of our “SPAC Platform”. Under the SPAC Platform, we plan to provide various strategic, administrative, and regulatory support services to newly formed SPACs for a monthly fee. The Company co-founded a partnership to participate as a co-sponsor for newly formed SPACs. The Company also participates in the risk capital investments associated with the launch of such SPACs through its Asset Management business, specifically FG Special Situations Fund, LP. The first transaction entered into under the SPAC Platform occurred on January 11, 2021 by and among FGSS and Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (“Aldel”), a special purpose acquisition company which filed its initial registration statement with the Securities and Exchange Commission on February 16, 2021, but has not yet consummated an initial public offering. Under the agreement between FGSS and Aldel Investors, LLC (the “Agreement”), FGSS has agreed to provide certain accounting, regulatory, strategic advisory, and other administrative services to Aldel, which include assistance with negotiations with a potential merger target for the SPAC as well as assistance with the de-SPAC process. Additional information regarding our formation of FGSS and our SPAC Platform can be found in Note 9 – Related Party Transactions under the heading “Formation of FG SPAC Partners, LP.”

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

On June 18, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) by and between the Company and Itasca Financial LLC (“Itasca Financial”), an advisory and investment firm founded by Mr. Swets in 2005, pursuant to which Mr. Swets would provide the services described on behalf of Itasca Financial. The Consulting Agreement provided that Mr. Swets act as the Company’s Interim Chief Executive Officer. In consideration for the services, the Company has paid Itasca Financial $111,333 during the term of the Consulting Agreement. The Consulting Agreement was terminated on November 10, 2020 with Mr. Swets’ appointment as CEO.

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

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

On January 12, 2021, in connection with Mr. Swets’ appointment as CEO, the Company entered into a Stock Option Agreement (the “Stock Option”) with Mr. Swets under the Company’s 2018 Equity Incentive Plan. The Stock Option entitles Mr. Swets to purchase up to 130,000 shares of the Company’s common stock at an exercise price of $3.38 per share. The Stock Option becomes vested and fully exercisable in 20% increments on each anniversary of the grant date provided that Mr. Swets’ remain in the continuous service of the Company through each applicable vesting date and provided that the Company’s book value per share shall have increased by 15% or more as compared to the Company’s book value per shares as of the fiscal year end prior. The Stock Option expires on January 11, 2031.

On January 18, 2021, Company entered into an Equity Award Letter Agreement (the “Letter Agreement”) with Mr. Swets, pursuant to which the Company clarified its intention to grant an additional 370,000 stock options, restricted shares or restricted stock units pursuant to a future award (the “Future Award”), subject to the approval of an amended and/or new equity plan, among other conditions. Specifically, under the Letter Agreement, no such Future Award may be granted until there is a determination by the Compensation Committee of the specific vesting and other terms of the award, and an amended and/or new equity plan, in a form to be prepared and reviewed by the Board of Directors of the Company (the “Board”), has been approved by the Board and stockholders of the Company that authorizes a sufficient number of shares of common stock to make such Future Award.

Mr. Swets will remain a director of the Company if he is continued to be elected by its stockholders and will forgo the compensation of board fees while serving as CEO.

2. Significant Accounting Policies

Basis of Presentation:

These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Consolidation Policies:

The consolidated financial statements include the accounts of the Company and entities in which it is required to consolidate under either the Variable Interest Entity (“VIE”) or Voting Interest Entity (“VOE”) models. Both models require the reporting entity to identify whether it has a controlling financial interest in a legal entity and is therefore required to consolidate the legal entity. Under the VOE model, a reporting entity with ownership of a majority of the voting interest of a legal entity is generally considered to have a controlling financial interest. The VIE model was established for situations in which control may be demonstrated other than by the possession of voting rights in a legal entity and instead focuses on the power to direct the activities that most significantly impact the legal entity’s economic performance, as well as the rights to receive benefits and obligations to absorb losses that could potentially be significant to the legal entity.

The determination of whether a legal entity is consolidated under either model is reassessed where there is a substantive change in the governing documents or contractual arrangements of the entity, to the capital structure of the entity or in the activities of the entity. The Company continuously reassesses whether it should consolidate under either model. See Note 5 for additional information regarding the Company’s consolidated investments.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Discontinued Operations:

On December 2, 2019, we sold all of the issued and outstanding equity of Maison, MMI and ClaimCor. As a result, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. Certain transactions between the Company and its subsidiaries, which have historically been eliminated upon consolidation, are shown on a gross basis in the accompanying financial statements as such transactions have occurred between discontinued operations and those operations which the Company has continued to utilize following the closing of the Asset Sale. These items include surplus notes in the amount of $18 million plus accrued interest, all of which were settled upon the closing of the Asset Sale. Interest associated with these surplus notes has been recorded as part of net investment income from continuing operations as well as interest expense as part of discontinued operations on the Company’s consolidated statement of operations for the year ended December 31, 2020. All other significant intercompany balances and transactions have been eliminated upon consolidation.

The Use of Estimates in the Preparation of Consolidated Financial Statements:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the application of policies and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the valuation of our investments, the valuation of net deferred income taxes and stock-based compensation expense. The business and economic uncertainty resulting from the novel coronavirus (COVID-19) pandemic has made such estimates and assumptions difficult to calculate.

Investments:

The Company’s equity securities are recorded at fair value using observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. Effective January 1, 2019, we adopted Accounting Standards Update No. 2016-01, Financial Instruments–Overall, requiring us to recognize unrealized gains and losses on our equity securities through income.

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

Limited liability investments also include an investment where the Company is a limited partner in a limited partnership, which we have determined to be a variable interest entity (VIE), in which the Company is not the primary beneficiary. The Company does not have a controlling financial interest in the limited partnership but exerts significant influence over the entity’s operating and financial policies. Accordingly, the Company has accounted for this investment under the equity method of accounting, recognizing any unrealized gains or losses on the investment through income. See Note 5 for additional information on the Company’s investment in the VIE.

Additionally, in September 2020, the Company invested approximately $5.0 million, through its joint venture, Fundamental Global Asset Management, LLC (“FGAM”) to sponsor the launch of FG Special Situations Fund, LP (the “Fund”). The Fund, a VIE which the Company is required to consolidate, is considered an investment company for GAAP purposes and follows the accounting and reporting guidance in the Financial Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies, which includes the presentation of its investments at fair value. See Note 5 for additional information on the Company’s investment in the Fund.

Realized gains and losses on sales of investments are determined on a first-in, first-out basis, and are included in net investment income.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Interest income is included in net investment income and is recorded as it accrues.

The Company accounts for its investments using trade date accounting and also conducts a quarterly review to identify and evaluate investments that show objective indications of possible impairment. Impairment is charged to the statement of income if the fair value of the instrument falls below its amortized cost and the decline is considered other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, and deposits with reinsured companies. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of December 31, 2020 the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

The Company had not experienced significant losses related to its amounts due from reinsurers.

Revenue Recognition:

Premium revenue, up to the date of the Asset Sale transaction was recognized on a pro rata basis over the term of each policy contract.

Service charges on installment premiums were recognized as income upon receipt of related installment payments and were reflected in other income up to the date of the Asset Sale transaction.

Revenue from policy fees was deferred and recognized over the term of the applicable policy period, with revenue reflected in other income up to the date of the Asset Sale transaction.

Ceded premiums were charged to income over the applicable term of the various reinsurance contracts with third party reinsurers.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of December 31, 2020.

Fair Value of Financial Instruments:

The carrying values of certain financial instruments, including cash, short-term investments, deposits held, accounts payable, and other accrued expenses approximate fair value due to their short-term nature. The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 5 for further information on the fair value of the Company’s financial instruments.

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

4. Discontinued Operations

As previously discussed, on December 2, 2019, we completed the sale of all of the issued and outstanding equity of our three former wholly owned subsidiaries, Maison, MMI and ClaimCor. Accordingly, the Company has classified the Maison Business as discontinued operations for all periods presented in this report as set forth in ASC 205-20 – Discontinued Operations.

The following table presents a reconciliation of the major classes of line items constituting pretax profit (loss) of discontinued operations to the after-tax profit (loss) of discontinued operations that are presented in the Company’s consolidated statement of operations for the year ended December 31, 2019

($ in thousands)	Year ended December 31, 2019
Gain from sale of the Maison Business
Cash consideration received from sale	$25,500
Stock consideration received from sale	25,500
Total consideration received from sale	51,000
Less:
Carrying value of the Maison Business on December 1, 2019	39,099
Transaction and other sale related costs	2,818
Total pre-tax reductions	41,917
Pre-tax gain on sale	9,083
Income tax expense	2,017
Net gain from sale of the Maison Business	$7,066

Net premiums earned	$49,691
Net investment income	4,354
Other income	2,854
Net losses and loss adjustment expenses	(41,634)
Amortization of deferred policy acquisition costs	(15,983)
General and administrative expenses	(9,200)
Interest expense on surplus notes due to affiliate	(1,708)
Pretax loss from the Maison Business	(11,626)
Income tax benefit	(2,488)
Loss from the Maison Business, net of taxes	$(9,138)

Net loss from discontinued operations, net of taxes	$(2,072)

5. Investments and Fair Value Disclosures

The following table summarizes the Company’s investments as of December 31, 2020 and 2019.

($ in thousands)
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
As of December 31, 2020
FedNat common stock	$20,751	$–	$12,209	$8,542
Limited liability investments	8,651	695	–	9,346
Total investments	$29,402	$695	$12,209	$17,888

As of December 31, 2019
FedNat common stock	$25,500	$3,987	$–	$29,487
Limited liability investments	3,495	510	–	4,005
Total investments	$28,995	$4,497	$–	$33,492

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

FedNat Common Stock

On December 2, 2019, the Company received 1,773,102 shares of FedNat Holding Company common stock (Nasdaq: FNHC), along with $25.5 million cash as consideration for the Asset Sale. On July 14, 2020, the Company transferred 156,000 shares of FedNat common stock to FGRe, a wholly-owned subsidiary of the Company, as a capital contribution for no consideration, and, on September 15, 2020, the Company transferred 330,231 shares of FedNat common stock to the Hale Parties as further discussed in Note 9 – “Related Party Transactions”. Following the transactions, the Company directly holds 1,286,871 shares of FedNat common stock. As of March 15, 2021, the estimated fair value of the 1,442,871 shares of FedNat common stock held in the aggregate by the Company and its subsidiary was $6.9 million.

Limited Liability Investments

The Company’s limited liability investments are comprised of investments in a limited partnership and a limited liability company which seek to provide equity and asset-backed debt investment in a variety of privately-owned companies. The Company’s total investment in these two entities was approximately $638,000 as of December 31, 2020. The limited liability company is managed by Argo Management Group, LLC, which is wholly owned by KFSI. The Company has accounted for these two investments at cost minus impairment, if any, as the investments do not have readily determinable fair values. For the years ended December 31, 2020 and 2019, the Company has received profit distributions of $80,000 and $91,000 on these investments, respectively, which has been included in income. Furthermore, both investments began the process of returning capital back to its investors in 2020. As of December 31, 2020, the Company has received approximately 18% of its initial $776,000 investment back from these investments.

On June 18, 2018, the Company invested approximately $2.2 million in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invests in real estate through a real estate investment trust which is wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, is managed, in part, by Mr. Cerminara, the Chairman of the Company’s Board of Directors. The Company, a limited partner of Metrolina, does not have a controlling interest, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 53% as of December 31, 2020. Accordingly, the Company has accounted for this investment under the equity method of accounting, recognizing any unrealized holding gains or losses in income. On August 6, 2020, the Company increased its total investment in Metrolina to $4.0 million. As of December 31, 2020, Metrolina’s carrying amount on the Company’s balance sheet was approximately $4.7 million, consisting of $0.7 million in undistributed earnings.

Limited Liability Investment in Consolidated VIE

In September 2020, the Company invested $5.0 million into its joint venture, Fundamental Global Asset Management, LLC (“FGAM’), to capitalize FG Special Situations Fund Advisor, LLC (“Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of FG Special Situations Fund, LP (the “Fund”), a Delaware limited partnership formed on September 2, 2020. The Fund is wholly owned by FGAM through the Fund’s general partner and Advisor, both of which are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Of the total $5.0 million investment, approximately $4.0 million was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8.6 million of risk capital used to launch FG New America Acquisition Corp (NYSE: FGNA), a special purpose acquisition company which consummated its initial public offering on October 2, 2020, and entered into a definitive business combination with Opportunity Financial LLC on February 10, 2021. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor, purchased for approximately $4.0 million. The interests represent a potential beneficial ownership of approximately 1.4 million common shares of FGNA as well as approximately 0.4 million warrants to purchase common shares of FGNA at a price of $11.50 per share. Both the class A and class A-1 interests of the Sponsor are subject to complete loss if FGNA is not able to consummate a business combination in accordance with the terms of its initial public offering. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor. The remaining $987,000 invested in FGAM consists of cash equivalents owned by the Fund as of December 31, 2020 which are expected to be invested by the Fund in the future. Mr. Cerminara, the Chairman of our Board, is the President and a director of FGNA and a manager of the Sponsor. Mr. Swets, our Chief Executive Officer, is the Chief Executive Officer and a director of FGNA and a manager of the Sponsor.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

The Company has determined that its investment in FGAM represents an investment in a variable interest entity (“VIE”) in which the Company is the primary beneficiary and as such, has consolidated the financial results of FGAM as of December 31, 2020. The Company evaluates whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and continuously reconsiders that conclusion. In determining whether the Company is the primary beneficiary, the Company evaluates its control rights as well as economic interests in the entity held either directly or indirectly through affiliates via both qualitative and quantitative analysis. Further investments in, or redemptions of investments in FGAM, by either member of joint venture could affect the entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Company assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

Immaterial Revision to Previously Issued Financial Statements

Subsequent to the issuance of the September 30, 2020 consolidated financial statements, the Company determined that the Fund should be considered an investment company for GAAP purposes, following the accounting and reporting guidance in ASC Topic 946, Financial Services – Investment Companies.  FG Financial Group, Inc., as a noninvestment company parent of an investment company has retained the specialized industry accounting principles of its investment company subsidiary when preparing its consolidated financial statements.  This specialized accounting includes the measurement of the investment company’s investments at fair value.  Furthermore, cash flows from investing activities are required to be shown as cash flows from operating activities in an investment company’s statement of cash flows, whereas they will be shown as cash flows from investing activities in the cash flow statement of a non-investment company.   Specifically, in the case of the Fund, this includes a $4.0 million investment in the class A and class A-1 interests of the Sponsor, which the Company has shown as cash used by operating activities in the Company’s consolidated statement of cash flows for the year ended December 31, 2020.

We have determined that the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2020 contained an immaterial error as the Fund was not presented as an investment company under ASC 946.  The Company assessed the materiality of the error considering both qualitative and quantitative factors and determined that the adjustments for the nine-month period ended September 30, 2020 were immaterial. These adjustments resulted in a revision within the Company’s consolidated statement of cash flows for the nine months ended September 30, 2020. Cash flows from investing activities were understated by $4.0 million while cash flows from operating activities were overstated by $4.0 million. As revised, purchases of other investments within the cash flows from investing activities is an outflow of $1.2 million and purchases of investments by consolidated investment company subsidiary within cash flows from operating activities is an inflow of $4.0 million. Furthermore, the Company’s quarterly report should have contained, in footnote 12 to the financial statements, disclosure of $4.0 million as a Level 3 investment as of September 30, 2020, in the fair value hierarchy promulgated by the FASB, as it has been presented in this annual report.

The error had no impact on the consolidated balance sheets, statements of operations and comprehensive loss or statements of shareholders’ equity presented in the Company’s quarterly report.

All assets of our investment company subsidiary have been included in the Company’s consolidated balance sheet as of December 31, 2020 as listed in the table below. The Fund reported no liabilities as of either date presented. The assets of the Fund may only be used to settle its obligations. The Company’s maximum exposure to loss as a result of its involvement with the Fund is $5.0 million as of December 31, 2020.

	December 31, 2020	December 31, 2019
Schedule of Investments ($ in thousands)
Cash equivalents	$987	$–
Limited liability investments (Class A and Class A-1 interests in Sponsor)	4,013	–
Total assets	$5,000	$–

Impairment:

For equity securities without readily determinable fair values, such as the Company’s two limited liability investments, impairment is determined via a qualitative assessment which considers indicators to evaluate whether the investment is impaired. Some of these indicators include a significant deterioration in the earnings performance or asset quality of the investee, a significant adverse change in regulatory, economic or general market conditions in which the investee operates, or doubt over an investee’s ability to continue as a going concern. If the investment is deemed to be impaired after conducting this analysis, the Company would estimate the fair value of the investment to determine the amount of impairment loss.

For equity method investments, such as the Company’s investment in Metrolina, evidence of a loss in value might include a series of operating losses of an investee, the absence of an ability to recover the carrying amount of the investment, or a deterioration in the value of the investee’s underlying assets. If these, or other indicators lead to the conclusion that there is a decrease in the value of the investment that is other than temporary, the Company would recognize that decrease in value even though the decrease may be in excess of what would otherwise be recognized under the equity method of accounting.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional investment managers and appraisers could be incorrect;

●	the past operating performance and cash flows generated from the investee’s operations may not reflect their future performance; and

●	the estimated fair values for investments for which observable market prices are not available are inherently imprecise.

We have not recorded an impairment on our investments for either of the years ended December 31, 2020 and 2019.

Net investment income (loss) for the years ended December 31, 2020 and 2019 is as follows:

(in thousands)	Year Ended December 31,
	2020	2019
Investment income (loss):
Unrealized holding gain (loss) on FNHC common stock	$(16,196)	$3,987
Realized loss on FNHC common stock	(2,110)	–
Dividend income from FNHC common stock	609	–
Interest on surplus notes issued by Maison	–	1,708
Income from limited liability investments	265	101
Loss on assignment of limited liability investments	–	(239)
Other	172	30
Net investment income (loss)	$(17,260)	$5,587

Fair Value Measurements

The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. The FASB has issued guidance that defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

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

The availability of valuation techniques and observable inputs can vary from investment to investment and are affected by a variety of factors, including the type of investment, whether the investment is new and not yet established in the marketplace, the liquidity of markets and other characteristics specific to the individual investment. In some cases, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the hierarchy based on the lowest level input that is significant to the fair value measurement. When determining fair value, the Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

We have valued our FedNat common stock at their last reported sales price as the shares are traded on a national exchange. They have been characterized in Level 1 of the fair value hierarchy.

Our investment in the class A and class A-1 interests of the Sponsor consist of limited partner interests in a private operating company which have been characterized in Level 3 of the fair value hierarchy. For private operating companies, the transaction price, excluding transaction costs, is typically the best estimate of fair value at acquisition. As of December 31, 2020, the Fund’s investment in the class A and class A-1 interests in the Sponsor have been valued at their transaction price, excluding transaction costs, due to: 1) the fact that the Fund just recently acquired these securities, in September 2020, 2) there have not been any additional transactions in these securities, or in substantially similar securities since our original purchase and; 3) no significant events have occurred with respect to the Sponsor or to FGNA as of measurement date, which warranted an adjustment to fair value.

At each subsequent measurement date, the Fund will review the valuation of these investments and will record adjustments as necessary to reflect the expected exit value of the investment under current market conditions. The Fund uses an independent pricing service to value its private operating company investments which may include an income approach, a market approach, or a combination thereof. The Fund may use multiple valuation approaches and estimate fair value based on a weighted average or a selected outcome within a range of multiple valuation results. Due to the inherent uncertainty of valuations, the fair values reflected in the financial statements as of the measurement date may differ materially from: 1) values that would have been used had a readily available market existed for these investments; and 2) the values that may ultimately be realized upon sale of the investments.

Financial instruments measured, on a recurring basis, at fair value as of December 31, 2020 and 2019 in accordance with the guidance promulgated by the FASB are as follows.

(in thousands)
	Level 1	Level 2	Level 3	Total
As of December 31, 2020
FedNat common stock	$8,542	$–	$–	$8,542
Limited liability investments (class A and A-1 interests)	–	–	4,013	4,013
	$8,542	$–	$4,013	$12,555

As of December 31, 2019
FedNat common stock	$29,487	$–	$–	$29,487

The following table presents the changes in assets classified in Level 3 of the fair value hierarchy during the year ended December 31, 2020.

(in thousands)	Limited Liability Investments
Purchases	$4,013
Transfers into Level 3	–
Transfers out of Level 3	–
Balance, December 31, 2020	$4,013

6. Income Taxes

A summary of income tax expense (benefit) is as follows:

($ in thousands)	Year Ended December 31,
	2020	2019
Current income tax (benefit) – from continuing operations	$(559)	$–
Current income tax (benefit) – from discontinued operations	–	(894)
Total current income tax (benefit)	(559)	(894)

Deferred income tax expense (benefit) – from continuing operations	(106)	738
Deferred income tax expense – from discontinued operations	–	423
Total deferred income tax expense (benefit)	(106)	1,161

Total income tax expense (benefit) – from continuing operations	(665)	738
Total income tax (benefit) – from discontinued operations	–	(471)
Total income tax expense (benefit)	$(665)	$267

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Actual income tax expense (benefit) differs from the income tax expense computed by applying the applicable effective federal and state tax rates to income before income tax expense as follows:

($ in thousands)	Year Ended December 31,
	2020		2019
	Amount	%	Amount	%

Provision for taxes at U.S. statutory marginal income tax rate of 21%	$(4,856)	21.0%	$121	21.0%
Valuation allowance for deferred tax assets deemed unrealizable	3,934	(17.0)%	–	–%
Rate differential due to CARES Act	(214)	0.9%	–	–%
Non-deductible expenses associated with the Share Repurchase Transaction	516	2.2%	–	–%
Net operating loss carryback	–	–%	(213)	(36.9)%
State income tax (net of federal benefit)	–	–%	265	45.9%
Other	(45)	0.2%	94	16.3%
Income tax expense (benefit)	$(665)	2.9%	$267	46.2%

As a result of the passage of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company recorded a credit of $214,000 against its income tax expense for the year ended December 31, 2020, due to a provision in the CARES Act which allows for the five-year carryback of net operating losses. Prior to the passage of the CARES Act, these net operating losses were only available to offset future taxable income generated by the Company.

As a result of the Share Repurchase Transaction, discussed in further detail in Note 9 – “Related Party Transactions”, the Company has permanent non-deductible expenses of approximately $2.5 million, which are comprised of the cost of purchasing the Company’s own stock as well as the legal fees associated with the transaction. These are shown at the tax effected rate of 21%, or $516,000 in the preceding table.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes as compared to the amounts used for income tax purposes. For the year ended December 31, 2020, the Company recorded an unrealized loss of approximately $12.2 million on its investment of FedNat common stock, resulting in a deferred tax asset of approximately $2.5 million. The Company’s gross deferred tax assets are $3.9 million as of December 31, 2020, however the Company has recorded a valuation allowance against all of its deferred tax assets, resulting in a net deferred income tax asset of $0 as of December 31, 2020, due to the uncertain nature surrounding our ability to realize these tax benefits in the future. As of December 31, 2019, the financial statements show a net deferred tax liability in the amount of $106,000 due to the sale of the Maison Business. Significant components of the Company’s net deferred tax assets are as follows:

($ in thousands)	As of December 31,
	2020	2019
Deferred income tax assets:
Net operating loss carryforward	$1,143	$463
Share-based compensation	216	214
Investments	2,570	–
Other	5	7
Deferred income tax assets	3,934	684
Less: Valuation allowance	(3,934)	–
Deferred income tax assets net of valuation allowance	$–	$684

Deferred income tax liabilities:
Investments	$–	$789
Other	–	1
Deferred income tax liabilities	$–	$790

Net deferred income tax asset (liability)	$–	$(106)

As of December 31, 2020, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $5.4 million, which will be available to offset future taxable income. Approximately $0.6 million of the Company’s NOLs will expire on December 31, 2039, while the remaining $4.8 million of the Company’s NOLs do not expire under current tax law.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

As of December 31, 2020, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

The Company files federal income tax returns as well as multiple state and local tax returns. The Company’s consolidated federal and state income tax returns for the years 2016 through 2019 are open for review by the Internal Revenue Service (“IRS”) and the various state taxing authorities.

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

As of December 31, 2020, the only awards outstanding were restricted stock units issued under both of the 2014 and 2018 Plans.

Stock Options Issued under the 2014 Plan

The following table summarizes activity for stock options issued under the 2014 Plan for the year ended December 31, 2019. There was no activity for the year ended December 31, 2020.

Common Stock Options	Shares	Weighted Average Exercise Price	Weighted Ave Remaining Contractual Term (Years)	Weighted Ave Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2019	177,456	$8.06	0.25	$1.07	$–
Exercisable, January 1, 2019	177,456	$8.06	0.25	$1.07	$–
Granted	–
Exercised	–
Vested	–
Cancelled	(177,456)
Outstanding, December 31, 2019	–	$–	–	$–	$–
Exercisable, December 31, 2019	–	$–	–	$–	$–

Restricted Stock Units Issued under both the 2014 and 2018 Plans

On May 29, 2015, the Company’s Board of Directors granted 20,500 RSUs to certain of its executive officers under the 2014 Plan. Each RSU granted entitles the grantee to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest as follows: (i) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $10.00 per share; and (ii) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $12.00 per share. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should the grantee discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. In connection with the Asset Sale and pursuant to the employment and resignation agreements entered into between the Company and its former executive officers, Douglas N. Raucy and Dean E. Stroud, a total of 16,500 RSUs issued under this grant to Messrs. Raucy and Stroud were cancelled and forfeited on December 2, 2019. As of December 31, 2020, 4,000 RSUs remain outstanding under this grant which have been issued to our Chief Financial Officer, John S. Hill.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

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

Also, on August 22, 2018, the Company modified its compensation program for all non-employee directors of the Company, effective September 1, 2018. The modified compensation program allows for an annual grant of RSUs with a value of $40, vesting in five equal annual installments, beginning with the first anniversary of the grant date. Accordingly, on August 22, 2018, August 13, 2019, and again on August 12, 2020, the Board issued RSUs to each of the Company’s then serving non-employee directors, representing a value of $40 per director. The total number of RSUs granted were 34,284 on August 22, 2018, 61,776 on August 13, 2019, and 60,998 on August 12, 2020. Furthermore, on January 11, 2019, the Company’s Board appointed two new directors to the Board, Ambassador Rita Hayes and Dr. Marsha G. King, resulting in the issuance of 5,397 RSUs to each of these two directors, representing their pro-rata share of the RSU grant issued to each of the Company’s non-employee directors on an annual basis. The terms of the RSUs granted allow for their immediate vesting, subject to the Board’s discretion, upon a director’s resignation or retirement from the Board. Accordingly, upon the resignation of Marsha G. King and Lewis M. Johnson on December 14, 2020 and March 12, 2021, respectively, the Board accelerated the vesting of 19,210 RSUs that had been previously granted to Ms. King, and 20,987 RSUs that had been previously granted to Mr. Johnson.

The following table summarizes RSU activity for the years ended December 31, 2020 and 2019.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2019	137,116	$6.27
Granted	72,570	5.14
Vested	(53,184)	7.17
Forfeited	(16,500)	1.34
Non-vested units, December 31, 2019	140,002	$5.93
Granted	60,998	4.59
Vested	(52,514)	5.75
Forfeited	–	–
Non-vested units, December 31, 2020	148,486	$5.44

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Total stock-based compensation expense for the years ended December 31, 2020 and 2019 was $312,000 and $413,000, respectively. As of December 31, 2020, total unrecognized stock compensation expense of $736,000 remains, which will be recognized through September 30, 2025.

Warrants

For the year ended December 31, 2019, a total of 406,875 warrants expired having a weighted average exercise price of $9.69. Warrants were neither granted nor exercised during the two years ended December 31, 2020. As of December 31, 2020, the Company had 1,500,000 warrants outstanding with an exercise price of $15.00, which expire on February 24, 2022.

8. Shareholders’ Equity

Offering of 8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 shares of the Preferred Stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share. Also, on March 26, 2018, we issued an additional 60,000 shares of Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, commencing on June 15, 2018 when, as and if declared by our Board of Directors or a duly authorized committee thereof. The first dividend record date for the Preferred Stock was on June 1, 2018. For each of the years ended December 31, 2020 and 2019, the Company declared dividends of $1.4 million, representing all quarterly amounts due on the Preferred Stock. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Preferred Stock per year. The Company’s Board of Directors declared the first quarter 2021 dividend on the shares of Series A Preferred Stock on February 8, 2021.

The Preferred Stock is not redeemable prior to February 28, 2023. On and after that date, the Preferred Stock will be redeemable at our option, for cash, in whole or in part, at a redemption price of $25.00 per share of Preferred Stock, plus all accumulated and unpaid dividends to, but not including, the date of redemption. The Preferred Stock has no stated maturity and will not be subject to any sinking fund or mandatory redemption. The Preferred Stock will generally have no voting rights except as provided in the Certificate of Designations or as from time to time provided by law. The affirmative vote of the holders of at least two-thirds of the outstanding shares of Preferred Stock and each other class or series of voting parity stock will be required at any time for us to authorize, create or issue any class or series of our capital stock ranking senior to the Preferred Stock with respect to the payment of dividends or the distribution of assets on liquidation, dissolution or winding up, to amend any provision of our Certificate of Incorporation so as to materially and adversely affect any rights of the Preferred Stock or to take certain other actions. The shares trade on the Nasdaq Stock Market under the symbol “FGFPP”.

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

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

Investment in Limited Liability Company and Limited Partnership

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the Managing Member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $0.5 million. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016. As of December 31, 2020, the Company has invested $0.3 million in Argo.

As of December 31, 2020, the Company has invested $4.0 million as a limited partner in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invests in real estate through a real estate investment trust which is wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, is managed, in part, by Mr. Cerminara, the Chairman of the Board of Directors of the Company. For the year ending December 31, 2020, the Company paid $80,000 in performance-based fees to the general partner of Metrolina. For the year ending December 31, 2019, approximately $37,000 in performance-based fees were waived by the general partner of Metrolina. Metrolina’s investment program is managed by FGI Funds Management LLC, an affiliate of FGI, which, with its affiliates, is the largest stockholder of the Company. The Company’s investment represents an approximate 53% ownership stake in Metrolina as of December 31, 2020.

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

In addition, neither FGIFM nor any of its affiliates may participate in a Sponsored Fund Transaction other than through FGAM unless FGIFM has first presented the opportunity to FGAM and either the Board of Managers or the Company has rejected such opportunity. Notwithstanding the foregoing, if such opportunity requires in excess of $5.0 million, FGIFM may offer amounts in excess of $5.0 million to a third party, subject to certain conditions.

On September 14, 2020 and September 28, 2020, the Company provided Seed Capital of $2.0 million and $3.0 million, respectively, into FGAM, to capitalize FG Special Situations Fund Advisor, LLC (“Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of FG Special Situations Fund, LP (the “Fund”), a Delaware limited partnership also formed on September 2, 2020. The Fund is wholly owned by FGAM through the Fund’s general partner and the Advisor, both of which are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Of the total $5.0 million invested, approximately $4.0 million was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8.6 million of risk capital used to launch FG New America Acquisition Corp (NYSE: FGNA), a newly formed special purpose acquisition company which consummated its initial public offering on October 2, 2020, and entered into a definitive business combination with Opportunity Financial LLC, on February 10, 2021. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor, purchased for approximately $4.0 million. The class A and class A-1 interests represent beneficial ownership of approximately 1.4 million common shares of FGNA as well as approximately 0.4 million warrants to purchase common shares of FGNA at a price of $11.50 per share. Both the class A and class A-1 interests of the Sponsor are subject to complete loss if FGNA is not able to consummate a business combination in accordance with the terms of its initial public offering. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor. The remaining $1.0 million invested in FGAM consists of cash owned by the Fund as of December 31, 2020 and will be used by the Fund to sponsor additional future investments. Mr. Cerminara, the Chairman of our Board, is the President and a director of FGNA and a manager of the Sponsor. Mr. Swets, our Chief Executive Officer, is the Chief Executive Officer and a director of FGNA and a manager of the Sponsor.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement entered into upon closing of the Asset Sale, FG Strategic Consulting (“FGSC,”, formerly Fundamental Global Advisors LLC), a wholly-owned subsidiary of the Company, has agreed to provide investment advisory services to FedNat, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay FGSC an annual fee of $100,000. FGI Funds Management, LLC will serve as the manager to FGSC. Both Advisor and FGI Funds Management, LLC are affiliates of Fundamental Global Investors, LLC, the Company’s largest stockholder. The Investment Advisory Agreement runs through December 2, 2024.

Shared Services Agreement

On March 31, 2020, the Company entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fundamental Global Management, LLC (“FGM”), an affiliate of FGI, pursuant to which FGM provides the Company with certain services related to the day-to-day management of the Company, including assisting with regulatory compliance, evaluating the Company’s financial and operational performance, providing a management team to supplement the executive officers of the Company, and such other services consistent with those customarily performed by executive officers and employees of a public company (collectively, the “Services”). In exchange for the Services, the Company pays FGM a fee of $456,250 per quarter (the “Shared Services Fee”), plus reimbursement of expenses incurred by FGM in connection with the performance of the Services, subject to certain limitations approved by the Company’s Board of Directors or Compensation Committee from time to time.

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

For the year ended December 31, 2020, the Company paid $1.4 million to FGM under the Shared Services Agreement.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Share Repurchase Transaction

On September 15, 2020, the Company entered into a Share Repurchase and Cooperation Agreement (the “Share Repurchase Agreement”) with Hale Partnership Capital Management, LLC and certain of its affiliates (collectively, the “Hale Parties”), which, prior to the transaction, owned more than 18% of our outstanding common stock (the “Share Repurchase Transaction”).

Pursuant to the Share Repurchase Agreement, the Company agreed to purchase (exclusive of any fees or expenses) all of the 1,130,152 shares of the Company’s common stock, owned, of record or beneficially, by the Hale Parties, in exchange for an aggregate of approximately $2.8 million in cash and 330,231 shares of common stock, par value $0.01 per share, of FedNat Holding Company previously owned by the Company (the “FedNat Shares”) having an estimated fair value of approximately $2.7 million on September 15, 2020. As acknowledged by the Hale Parties in the Share Repurchase Agreement, that certain Standstill Agreement, dated December 2, 2019, by and between FedNat Holding Company and the Company, imposes certain restrictions in respect of the FedNat Shares transferred by the Company to the Hale Parties. FedNat Holding Company is not party to, or a third-party beneficiary of, the Agreement.

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

As the total consideration paid in the Share Repurchase transaction exceeded the fair value of the treasury shares repurchased by the Company, the Company recorded a charge of approximately $0.2 million to general and administrative expense for the year ended December 31, 2020, representing the estimated fair value of the rights conveyed to the Company pursuant to the standstill provisions in the agreement. The fair value of the 1,130,152 shares of Company common stock, or approximately $5.2 million, was recorded to treasury stock.

Formation of FG SPAC Partners, LP

On January 4, 2021, FG SPAC Partners, LP (“FGSP”) was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGSP and holds an approximate 49% limited partner interest in FGSP directly and through its subsidiaries. Certain of our directors and officers also hold limited partner interests in FGSP. Our Chief Executive Officer and Director, Larry G. Swets, holds a 10% limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. The Chairman of our Board of Directors, D. Kyle Cerminara also holds a limited partner interest in FGSP through Fundamental Global, LLC, a newly formed holding company for which Mr. Cerminara is the manager and a member.

On January 11, 2021, FGSP purchased 1,075,000 founder shares from Aldel, for total consideration of $4,674. Concurrent with Aldel’s initial public offering, FGSP will purchase 650,000 warrants at a price of $0.10 per warrant, each exercisable to purchase one share of Aldel’s Class A common stock at an exercise price of $15.00 per share (the “OTM Warrants”), for an aggregate purchase price of $65,000. In addition, the Company through its joint venture investment in Fundamental Global Asset Management, LLC and the FG Special Situations Fund, LP, will invest approximately $1.0 million in the risk capital of Aldel Investors, LLC. The Company’s limited partnership interests in FGSP potentially represent beneficial ownership of approximately 816,700 founder shares and approximately 321,000 OTM Warrants of Aldel. Our Chief Executive Officer and Director, Larry G. Swets, will serve as Senior Advisor to Aldel upon the closing of its offering and has received 25,000 common shares of Aldel. The Chairman of our Board of Directors, D. Kyle Cerminara will serve as director of Aldel upon the closing of its offering and has also received 25,000 shares of Aldel.

10. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the calculations used in determining basic and diluted earnings per share for the years ended December 31, 2020 and 2019.

($ in thousands)	Year Ended December 31,
	2020	2019
Basic and diluted:
Net income (loss) (in thousands)	$(22,457)	$311
Less: dividends declared on Series A Preferred Shares	(1,400)	(1,400)
Loss attributable to common shareholders	(23,857)	(1,089)
Weighted average common shares outstanding	5,746,259	6,018,542
Loss attributable to common shareholders	$(4.15)	$(0.18)

Net income (loss) from continuing operations (in thousands)	$(22,457)	$2,383
Less: dividends declared on Series A Preferred Shares	(1,400)	(1,400)
Income (Loss) from continuing operations attributable to common shareholders	(23,857)	983
Weighted average common shares outstanding	5,746,259	6,018,542
Earnings (Loss) per common share from continuing operations	$(4.15)	$0.16

Net loss from discontinued operations, net of income taxes (in thousands)	$–	$(2,072)
Weighted average common shares outstanding	–	6,018,542
Loss per common share from discontinued operations	$–	$(0.34)

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

The following potentially dilutive securities outstanding as of December 31, 2020 and 2019 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of December 31,
	2020	2019
Warrants to purchase common stock	1,500,000	1,500,000
Restricted stock units	152,731	140,002
	1,652,731	1,640,002

11. Accumulated Other Comprehensive Loss

The table below details the change in the balance of each component of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2020 and 2019.

(in thousands)	Year Ended December 31,
	2020	2019
Unrealized gains (losses) on available-for-sale securities:
Balance, January 1	$–	$(729)

Other comprehensive income (loss) before reclassifications	–	1,093
Amounts reclassified from accumulated other comprehensive income (loss)	–	695
Income tax (benefit) expense	–	(446)
Net current-period other comprehensive income (loss)	–	1,342
Reclassification of certain tax effects from accumulated other comprehensive loss	–	(104)
Unrealized gains realized upon sale of Maison Business, net of taxes	–	(509)
Balance, December 31	$–	$–

12. Retirement plans

The 1347 Property Insurance Holdings, Inc. 401(k) Plan (the “Retirement Plan”) was established effective January 1, 2015, as a defined contribution plan. The Retirement Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”); eligible employees of the Company and its subsidiaries may participate in the plan. Employees who have completed one month of service are eligible to participate and are permitted to make annual pre and post-tax salary reduction contributions not to exceed the limits imposed by the Internal Revenue Code of 1986, as amended. Contributions are invested at the direction of the employee participant in various money market and mutual funds. The Company matches contributions up to 100% of each participant’s contribution, limited to contributions up to 4% of a participant’s eligible earnings. The Company may also elect to make a profit-sharing contribution to the Retirement Plan based upon discretionary amounts and percentages authorized by the Company’s Board of Directors. For the years ended December 31, 2020 and 2019, the Company made matching contributions to the Retirement Plan in the amount of $18,000 and $97,000, respectively, but did not make any profit-sharing contributions to the Retirement Plan in either year.

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Operating Lease Commitments:

Effective December 1, 2020, the Company entered into a lease agreement for office space in St. Petersburg, FL. The lease has a term of six months. Total minimum rent over the six-month term is expected to be $9,000. Due to the short term nature of the lease, the Company has recognized lease expense on a straight line basis over the term of the lease, with any variable lease payments recognized in the period in which the obligation for the payment occurred.

Rent expense was $32,000 and $443,000 for the years ended December 31, 2020 and 2019, respectively. The entirety of rent expense for the year ended December 31, 2019 has been included as part of net income from discontinued operations, as it was associated with the operations of the Maison Business, sold on December 2, 2019.

Impact of Coronavirus (COVID-19) Pandemic:

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

14. Subsequent Events

On March 5, 2021, FedNat Holding Company filed a preliminary prospectus supplement with the SEC indicating that, as of the date of that filing, FedNat is prohibited from paying dividends on their common stock under the terms of their indenture for their senior notes, as their debt-to-capital ratio currently exceeds 35%. As of March 15, 2021, the Company owns 1,442,871 shares of FedNat Holding Company common stock.

FG FINANCIAL GROUP, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include a report of our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting. SEC’s rules permit smaller reporting companies like ours to provide only management’s report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Resignation of Director

On March 12, 2021, Lewis M. Johnson notified the Company of his intention to resign from the Company’s Board of Directors, effective immediately. Mr. Johnson was not a member of any of the standing committees of the Board. In connection with his resignation, the Board accelerated the vesting of his unvested restricted stock units which were previously awarded to him under the Company’s compensation plan for non-employee directors. The resignation was not the result of any disagreement with the Company.

FG FINANCIAL GROUP, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

Set forth below is certain information regarding the members of the Company’s Board of Directors, including the year in which each current director became a director of the Company. The Company’s Board of Directors currently consists of six directors which were previously divided into three classes, with each class being elected to a three-year term. At the Company’s 2019 Annual Meeting, our stockholders approved an amendment to our Certificate of Incorporation to declassify the Board of Directors and provide for our directors to be elected annually to one-year terms on a go-forward basis, beginning with the nominees who stood for election at the 2019 Annual Meeting. At the 2020 Annual Meeting, Messrs. Cerminara, Swets and Wollney and Ms. Hayes and Messrs. Johnson and Wong were nominated by the Board of Directors to serve as directors were elected to serve one-year terms. Director E. Gray Payne continues to serve as director until the expiry of his term at the Company’s 2021 Annual Meeting. At our 2021 Annual Meeting, and at each annual meeting thereafter, all directors will stand for election to serve one-year terms.

The age of each director is reported as of December 31, 2020.

D. Kyle Cerminara, age 43, was appointed to our Board of Directors on December 27, 2016 and became Chairman of our Board of Directors on May 11, 2018. Mr. Cerminara has been President of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company (“SPAC”) since July 2020. Mr. Cerminara is the Chairman of the Board of Ballantyne Strong, Inc., a holding company with diverse business activities focused on serving the cinema, retail, financial and government markets. Mr. Cerminara assumed responsibilities as Chairman of the Board of Ballantyne Strong in May 2015 and was Chief Executive Officer from November 2015 to April 2020. Since April 2012, Mr. Cerminara has also served as the Chief Executive Officer, Co-Founder and Partner of Fundamental Global Investors, LLC, an SEC registered investment advisor that manages equity and fixed income funds and strategies, and is the largest stockholder of the Company. In addition, Mr. Cerminara was previously Co-Chief Investment Officer of CWA Asset Management Group, LLC (d/b/a Capital Wealth Advisors), a wealth advisor and multi-family office, which position he held from December 2012 until December 2020. Mr. Cerminara is a member of the board of directors of a number of publicly-held companies focused in the insurance, technology and communication sectors, including Ballantyne Strong, Inc. (NYSE American: BTN), since February 2015; BK Technologies Corporation (NYSE American: BKTI), a publicly traded manufacturer which recently reorganized into a holding company structure, since July 2015; GreenFirst Forest Products, Inc. (TSXV: GFP) (formerly Itasca Capital, Ltd.), a publicly-traded investment firm, since June 2016; and FG New America Acquisition Corporation, since July 2020. He was appointed Chairman of BK Technologies, Inc. (now BK Technologies Corporation) in March 2017 and Chairman of GreenFirst Forest Products, Inc. in June 2018. He also served on the Boards of Directors of Limbach Holdings, Inc. (Nasdaq: LMB), a company which provides building infrastructure services, from March 2019 to March 2020; blueharbor bank from 2013 to January 2020; Iteris, Inc. (Nasdaq: ITI), a publicly traded, applied informatics company, from August 2016 to November 2017, and Magnetek, Inc., a publicly traded manufacturer, in 2015. He also serves on the board of directors of Firefly Systems, Inc., a privately held company. He previously served as a Trustee of StrongVest ETF Trust, which was an open-end management investment company, from July 2016 until October 2019. Prior to these roles, Mr. Cerminara was a Portfolio Manager at Sigma Capital Management from 2011 to 2012, a Director and Sector Head of the Financials Industry at Highside Capital Management from 2009 to 2011, and a Portfolio Manager and Director at CR Intrinsic Investors from 2007 to 2009. Before joining CR Intrinsic Investors, Mr. Cerminara was a Vice President, Associate Portfolio Manager and Analyst at T. Rowe Price from 2001 to 2007 and an Analyst at Legg Mason from 2000 to 2001. Mr. Cerminara received an MBA from the Darden School of Business at the University of Virginia and a B.S. degree in Finance and Accounting from the Smith School of Business at the University of Maryland, where he was a member of Omicron Delta Kappa, an NCAA Academic All American and Co-Captain of the men’s varsity tennis team. He also completed a China Executive Residency at the Cheung Kong Graduate School of Business in Beijing, China. Mr. Cerminara holds the Chartered Financial Analyst (CFA) designation. We believe Mr. Cerminara is qualified to serve on our Board as he contributes his perspective as one of the Company’s largest stockholders. He also offers to the Board valuable insights obtained through his management and operational experience and extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies.

FG FINANCIAL GROUP, INC.

Rita Hayes, age 78, was appointed to our Board of Directors on January 11, 2019. Ms. Hayes has been Chair of Hayes International Advisors, LLC since 2013, where she counsels industry and institutional leaders on a range of economic, political and regulatory matters. She served as an expert for the International Chamber of Commerce’s World Business Summit in 2008. Ms. Hayes served as Deputy U.S. Trade Representative and Ambassador to the World Trade Organization (WTO), a post to which she was nominated by President Bill Clinton and unanimously confirmed by the U.S. Senate, from November 1997 through August 2001, during which time she served as Acting U.S. Trade Representative from January through March 2001. From 2001 through December 2006, she held the position of Deputy Director General of the World Intellectual Property Organization (WIPO) to which she was approved by the 184 Member States. At the conclusion of her appointment at WIPO, she served as Senior Advisor in Hogan & Hartson LLP’s Geneva, Switzerland office. Confirmed by the U.S. Senate in 1996, Ms. Hayes served from 1996 to 1997 as U.S. Chief Textile Negotiator in the Office of the U.S. Trade Representative (USTR) in Washington, D.C. From 1983 to 1992, Ms. Hayes served as Chief of Staff for two members of the U.S. Congress. Ms. Hayes received a Bachelor of Arts from the University of Georgia, an honorary degree as Doctor of Humane Letters from the College of Charleston and an honorary degree as Doctorate of Outstanding Public Service from the University of South Carolina. We believe Ms. Hayes’ extensive record of public and private service uniquely qualifies her to serve on our Board of Directors.

E. Gray Payne, age 73, was elected to our Board of Directors on May 31, 2018. He served as Senior Vice President of The Columbia Group (“TCG”) from September 2010 to September 2017, where he was responsible for managing the Marine Corps Programs Division (since September 2010) and the Navy Programs Division (since October 2013). TCG is a federal consulting firm working with the Department of Defense, the Department of Homeland Security, the National Oceanic and Atmospheric Administration, and private clients. TCG consults in the areas of logistics, acquisitions, program management, information technology, training, marine architecture and engineering, and command and control systems. Since December 2011, General Payne has also provided consulting services to and served on the Advisory Council of Marstel-Day, LLC, located in Fredericksburg, Virginia, which consults in the areas of conservation, environmental compliance, and encroachment. Prior to September 2010, General Payne was on active duty with the Marine Corps for 10 years, retiring as a Major General. His three commands as a General Officer included the Marine Corps Mobilization Command, the Marine Corps Logistics Command, and the 4th Marine Logistics Group. Prior to March 2001, he worked with a number of companies in various capacities, including as a management consultant, Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer. General Payne currently serves on the Board of Directors of BK Technologies Corporation (NYSE American: BKTI), a publicly traded manufacturer which recently reorganized into a holding company structure, since January 2017. He is a prior chairman of the Board of the Marine Corps Association and Foundation and currently serves as a Director on the Boards of VetCV (since December 2017) and the National Wildlife Refuge Association (since June 2018). He received a B.S. in Economics from North Carolina State University and a M.S. in Strategic Studies from U.S. Army War College. A member of the National Association of Corporate Directors, he has also earned the Professional Director designation from the American College of Corporate Directors. We believe General Payne’s 40 years of service in the Marine Corps, as well as over 25 years of experience in the private sector in the areas of financial management, operational improvement and strategic planning, qualify him to serve on our Board of Directors.

FG FINANCIAL GROUP, INC.

Larry G. Swets, Jr., age 46, has served as a member of our Board of Directors since November 21, 2013 and served as our Chairman from March 5, 2017 to May 11, 2018. Since June 17, 2020, Mr. Swets has also served as our Chief Executive Officer. Mr. Swets serves as Managing Member of Itasca Financial LLC, an advisory and investment firm, and as President of Itasca Golf Managers, Inc., a management services and advisory firm focused on the real estate and hospitality industries. In August 2020, he began to serve as director and Chief Executive Officer of FG New America Acquisition Corp., a special purpose acquisition company and has also served as director and Chief Executive Officer of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.) since June 2016. Mr. Swets is also a member of the board of directors of Harbor Custom Development, Inc. (Nasdaq: HCDI), Limbach Holdings, Inc. (Nasdaq: LMB), Insurance Income Strategies Ltd., Alexian Brothers Foundation, and Unbounded Media Corporation. Previously, he served as Chief Executive Officer of Kingsway Financial Services Inc. (TSX: KFS, NYSE: KFS) a holding company which operates primarily in the extended warranty, asset management and real estate industries, from July 2010 to September 2018, including as its President from July 2010 until March 2017, and as Executive Vice President of Corporate Development from January 2010 to July 2010. Prior to founding Itasca Financial LLC in 2006, Mr. Swets served as an insurance company executive and advisor, including the role of Director of Investments and Fixed Income Portfolio Manager for Lumbermens Mutual Casualty Company, formerly known as Kemper Insurance, from June 1997 to May 2005. Mr. Swets began his career in insurance as an intern in the Kemper Scholar program in 1994. He previously served as a member of the board of directors of Kingsway Financial Services Inc. from September 2013 to December 2018, Atlas Financial Holdings, Inc. (Nasdaq: AFH) from December 2010 to January 2018, FMG Acquisition Corp. (Nasdaq: FMGQ) from May 2007 to September 2008, United Insurance Holdings Corp. from 2008 to March 2012, and Risk Enterprise Management Ltd. from November 2007 to May 2012. He is a member of the Young Presidents’ Organization. Mr. Swets earned a master’s degree in Finance from DePaul University in 1999 and a bachelor’s degree from Valparaiso University in 1997. He also holds the Chartered Financial Analyst (CFA) designation.

Scott D. Wollney, age 52, was appointed to our Board of Directors on March 30, 2015. Since December 2010, Mr. Wollney has served as the President, Chief Executive Officer and Director of Atlas Financial Holdings, Inc. (“Atlas”) (OTC: AFHIF), a specialty commercial automobile insurance business, which became subject to a liquidation order in the State of Illinois in August 2020, as previously disclosed by Atlas. From July 2009 until December 2010, Mr. Wollney was President and Chief Executive Officer of Kingsway America Inc. (KAI), a property and casualty holding company and subsidiary of Kingsway Financial Services Inc. From May 2008 to March 2009, he was the President and Chief Executive Officer of Lincoln General Insurance Company (a subsidiary of KAI), a property and casualty insurance company. Mr. Wollney co-founded Avalon Risk Management, Inc., an insurance broker, in 1998 and served as its President from 2002 to 2008. Mr. Wollney has more than 26 years of experience in property and casualty insurance. During his tenure in the industry, Mr. Wollney has held executive positions at both insurance companies as well as brokerage operations. Mr. Wollney is a MBA graduate of Northwestern University’s Kellogg School of Management with a concentration in finance and management strategy and holds a Bachelor of Arts degree from the University of Illinois. We believe Mr. Wollney’s qualifications to serve on our Board of Directors include his direct operating experience with respect to numerous disciplines which are critical to the insurance business.

Dennis A. Wong, age 51, has served as a member of our Board of Directors since August 2015. Since 2005, Mr. Wong has served as the owner of and a consultant with Insurance Resolution Group, a consulting firm focused on providing strategic advisory and financial consulting to domestic and international companies with insurance or insurance related operations. On October 13, 2020 Mr. Wong was appointed to the Board of Directors of Harbor Custom Development, Inc. (Nasdaq: HCDI), and serves as the chairperson of its audit committee. From 1997 to 2005, Mr. Wong worked in a variety of corporate roles with Lumbermens Mutual Casualty Company, formerly known as Kemper Insurance, including as Chief Financial Officer of its international operations. From 1991 to 1997, Mr. Wong worked as a public accountant with KPMG LLP, where he specialized in accounting and operational advisory services for the insurance industry. Mr. Wong obtained a Bachelor of Arts degree in Economics with an Accountancy Cognate from the University of Illinois. Mr. Wong is a Certified Public Accountant. We believe Mr. Wong’s qualifications to serve on our Board of Directors include his insurance industry experience, as well as his experience as an auditor for various insurance companies.

Board Diversity

We recognize the value of diversity at the Board level and believe that our Board currently comprises an appropriate mix of background, diversity and expertise. In particular, we currently have one female director and our directors, overall, have significant experience in a variety of industries and sectors, including, among others, the insurance industry, the financial industry, military operations and political and diplomatic operations. We believe that the diversity of our directors enriches our Board by encouraging fresh perspectives and bringing new and valuable insights to the Board.

Board Meetings

During the year ended December 31, 2020, the Board of Directors held 16 formal meetings. In 2020, no director attended fewer than 75% of (i) the total number of meetings held by the Board of Directors during the period for which he or she was a director; and (ii) the total number of meetings held by all committees of the Board of Directors on which he or she served (during the period that the director served). Independent members of our Board of Directors also meet in executive session without management present.

FG FINANCIAL GROUP, INC.

Director Independence

The Board has determined that four of its members are “independent directors” as defined under the applicable rules of the Nasdaq and the Securities and Exchange Commission (the “SEC”). The four independent directors currently serving on the Board are Rita Hayes, E. Gray Payne, Scott D. Wollney and Dennis A. Wong. In making its determination of independence, the Board of Directors considered questionnaires completed by directors and any relationships and transactions between the Company and all entities with which the directors are involved. Nasdaq’s listing rules require that the Board of Directors be comprised of a majority of independent directors.

Board Leadership Structure

Mssrs. Cerminara and Johnson have served as Chairman and Co-Chairman, respectively, of the Board of Directors since May 2018. On March 12, 2021, Mr. Johnson notified the Company of his intention to resign from the Board, effective immediately. Following Mr. Johnson’s departure, Mr. Cerminara will continue to serve as Chairman of the Board. On December 2, 2019, the Company’s then-serving Chief Executive Officer, Douglas N. Raucy, resigned from the Company in connection with the sale of our three insurance subsidiaries to FedNat Holding Company (“FedNat”) and entered into an employment agreement with FedNat. On March 23, 2020, the Board designated Mr. Cerminara as the “principal executive officer” of the Company for purposes of the Securities Exchange Act of 1934, as amended. This designation did not involve a change in Mr. Cerminara’s title or duties. Effective June 17, 2020, the Company’s Board appointed Mr. Swets, a current director of the Board, as the Company’s Interim Chief Executive Officer, and, on November 10, 2020 Mr. Swets became our permanent CEO. Mr. Swets replaced D. Kyle Cerminara as the Company’s principal executive officer, with Mr. Cerminara continuing to serve as the Chairman of the Board of the Company.

The Chairman of the Board typically presides at all meetings of the Board. The Chairman’s role also includes providing feedback on the direction and performance of the Company, setting the agenda of meetings of the Board of Directors and leading the Board of Directors in anticipating and responding to changes in our business.

Our Board of Directors has not established a policy on whether the same person should serve as both the principal executive officer of the Company and the Chairman of the Board or, if the roles are separate, whether the Chairman should be selected from the non-employee directors or should be an employee. Our Board believes that it should have the flexibility to periodically determine the leadership structure that it believes is best for the Company. Given the specific characteristics and circumstances of the Company, the Board believes that its current leadership structure will enhance and facilitate the implementation of the Company’s business strategy, including effective monitoring and objective evaluation of the Chief Executive Officer’s performance. Mr. Cerminara has been closely involved in developing the Company’s business strategy following the FedNat transaction and has extensive management experience, including having served as Chairman of the Board since May 2018. The Board believes that these qualities uniquely qualify Mr. Cerminara to lead and facilitate informed Board discussions about the Company’s policies and operations and enable him to communicate effectively with the Board on strategic developments and other critical matters facing the Company, while also providing oversight of the Chief Executive Officer. Meanwhile, as Chief Executive Officer, Mr. Swets is responsible for setting the Company’s direction and managing its day-to-day leadership and performance.

The Board has not appointed a lead independent director at this time. Currently, the Board consists of six directors, four of whom are independent. All independent directors serve on one or more committees of the Board, are able to closely monitor the activities of the Company and meet in executive sessions without management present to discuss the Company’s business strategy and operations. Given the active involvement of all of the independent directors in the Company’s matters, the Board has determined that a lead independent director is not necessary at this time. Additionally, because the Company’s Chairman is appointed annually by the Company’s non-management directors, such directors are able to evaluate the leadership and performance of the Chairman each year.

Risk Oversight

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

FG FINANCIAL GROUP, INC.

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

Policy Concerning Director Attendance at Annual Stockholders’ Meetings

There is no formal policy as to Director attendance at annual stockholders’ meetings. Ambassador Rita Hayes, as well as Messrs. Cerminara, Johnson, Payne, Swets, Wollney and Wong, attended the 2020 Annual Stockholders’ Meeting held on December 14, 2020.

Code of Ethics

We have adopted a code of ethics applicable to all officers, employees and directors of the Company, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our code of ethics has been posted on our corporate website: www.fgfinancial.com under the heading “Governance Documents.”

Board Committees and Committee Member Independence

Our Board of Directors has an Audit Committee, a Compensation and Management Resources Committee, and a Nominating and Corporate Governance Committee. The composition of each committee as of December 31, 2020 is outlined in the table and footnotes below. Our Board of Directors utilizes the Nasdaq rules and independence standards in determining whether its members are independent.

	Audit Committee	Compensation and Management Resources Committee(1)	Nominating and Corporate Governance Committee
Dennis A. Wong	C
E. Gray Payne	X	C	C
Rita Hayes			X
Scott D. Wollney	X	X	X

C-indicates committee chair.

The following is a summary of the respective responsibilities of the Audit Committee, Compensation and Management Resources Committee and the Nominating and Corporate Governance Committee. The Board of Directors has approved and adopted a written charter for each of the committees listed, copies of which are posted on the Company’s website at www.fgfinancial.com under the heading “Governance Documents.”

FG FINANCIAL GROUP, INC.

Audit Committee. The Audit Committee was appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibilities with respect to the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the external auditor’s qualifications, independence, and performance, and the performance of the Company’s internal audit function. The Audit Committee’s primary duties and responsibilities are to:

●	Oversee the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company.

●	Identify and monitor the management of the principal risks that could impact the financial reporting of the Company.

●	Monitor the integrity of the Company’s financial reporting process and system of internal controls regarding financial reporting and accounting appropriateness and compliance.

●	Provide oversight of the qualifications, independence and performance of the Company’s external auditors and the appointed actuary.

●	Provide an avenue of communication among the external auditors, the appointed actuary, management and the Board.

●	Review the annual audited and quarterly financial statements with management and the external auditors.

The Audit Committee is also responsible for discussing policies with respect to risk assessment and risk management, including regularly reviewing the Company’s cybersecurity and other information technology risks, controls and procedures and the Company’s plans to mitigate cybersecurity risks and respond to data breaches.

Audit committee members must meet the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the independence requirements of the Nasdaq listing standards and all other applicable rules and regulations. The Board of Directors has determined that Mr. Wong is the “audit committee financial expert” as that term is defined in SEC regulations. Each member of the Audit Committee is independent and satisfies the applicable requirements for Audit Committee membership under Rule 10A-3 under the Exchange Act and the Nasdaq rules. The Audit Committee held six meetings during the year ended December 31, 2020.

Compensation and Management Resources Committee. The primary purpose of the Compensation and Management Resources Committee, (the “Compensation Committee”) is to assist the Board of Directors in discharging its responsibilities with respect to compensation of the Company’s executive officers and subsidiary presidents and to provide recommendations to the Board in connection with directors’ compensation. The Compensation Committee’s primary duties and responsibilities are to:

●	Develop guidelines for and determine the compensation and performance of the executive officers of the Company (in the case of the Chief Executive Officer’s compensation, without the Chief Executive Officer being present).

●	Recommend to the Board incentive and equity-based plans and administer such plans, oversee compliance with the requirements under the Nasdaq listing standards that stockholders of the Company approve equity incentive plans (with limited exceptions under such standards), and approve grants of equity and equity-based awards.

●	Review any recommendations from the Chief Executive Officer with respect to compensation for the other executive officers, including benefits and perquisites, incentive compensation plans and equity-based plans for recommendation to the Board.

●	Oversee risks relating to the Company’s compensation policies, practices and procedures.

●	Review and discuss with management the proxy disclosures regarding executive compensation required to be included in the Company’s proxy statement and periodic reports with the SEC, each in accordance with applicable rules and regulations of the SEC and other authority.

●	Evaluate the results of the stockholder advisory vote on executive compensation when held.

●	Review director compensation levels and practices, and recommend, from time to time, changes in such compensation levels and practices to Board with equity ownership in the Company encouraged.

The Compensation Committee receives input and recommendations from the Company’s executive officers (except with respect to such executive officer’s own compensation), but is not bound by such recommendations. These recommendations are generally based on each executive officer’s individual performance as well as his knowledge of each executive officer’s job responsibilities, seniority, expected contributions and his understanding of the competitive market for such executives. In connection with the hiring of Mr. Swets as our CEO, the Compensation Committee engaged a compensation consultant in 2020, to provide advice and comparable pay structures for chief executive officers at publicly held companies with similar characteristics to the Company. Each Compensation Committee member is independent and satisfies the applicable requirements for Compensation Committee membership under the Nasdaq rules, and is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act. The Compensation Committee held five meetings during the year ended December 31, 2020.

FG FINANCIAL GROUP, INC.

Nominating and Corporate Governance Committee. The purpose of the Nominating and Corporate Governance Committee, (the “Nominating Committee”), is to:

●	Identify, evaluate and recommend individuals qualified to become members of the Board of Directors, consistent with criteria approved by the Board of Directors.

●	Select, or recommend that the Board select the director nominees to stand for election at each annual or special meeting of stockholders of the Company in which directors will be elected or to fill vacancies on the Board.

●	Develop and recommend to the Board a set of corporate governance principles applicable to the Company, as the Committee deems appropriate.

●	Oversee the annual performance evaluation of the Board and its committees and management.

●	Otherwise take a leadership role in shaping and providing oversight of the corporate governance of the Company, including recommending directors eligible to serve on all committees of the Board.

Each Nominating Committee member is independent under the Nasdaq rules. The Nominating Committee held one meeting during the year ended December 31, 2020.

Although the Nominating Committee has not formulated any specific minimum qualifications that the committee believes must be met by a director-nominee that the committee recommends to the Board, the factors it will take into account will include judgement, skill, diversity, experiences with businesses and other organizations of comparable size and scope, the interplay of the candidate’s experience with the experience of other directors, and the extent to which the candidate would be a desirable addition to the Board of Directors and any committees of the Board. The Nominating Committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees and may also seek referrals from other members of the Board, management, stockholders and other sources. Evaluations of candidates generally involve a review of background materials, internal discussions and interviews with selected candidates, as appropriate. Upon selection of a qualified candidate, the Nominating Committee recommends the candidate for consideration by the full Board.

The Nominating Committee will consider recommendations for directorships submitted by stockholders. Stockholders wishing to propose director candidates for consideration by the Nominating Committee may do so by writing to the Corporate Secretary of the Company and providing the information concerning the nominee and his or her proponent(s) as required by the Company’s By-Laws. The By-Laws set forth further requirements for stockholders wishing to nominate director candidates for consideration at a stockholders’ meeting including, among other things, that a stockholder must give timely written notice of such a nomination to the Corporate Secretary of the Company. See “Stockholder Proposals for Presentation at the 2021 Annual Meeting” in this Proxy Statement for more information. Candidates recommended by stockholders will be given the same consideration as all other candidates.

Information about our executive officers

Below is biographical information for our executive officers who are not directors. Biographical information regarding Mr. Swets, our Chief Executive Officer and a current director of the Board, can be found under the heading “Board of Directors” in Item 10 of this report. The age of each officer is reported as of December 31, 2020.

John S. Hill, CPA (Inactive), age 63, has served as our Executive Vice President since December 2019, Chief Financial Officer since July 2013 and was also appointed as Secretary in March 2015. Prior to becoming Executive Vice President, he served as our Vice President since July 2013. Prior to joining our company, Mr. Hill served as an Accounting Manager at AmeriLife Group, LLC, a company involved in the distribution of annuity, life and health insurance products, from June 2013 to July 2013 and as the founder and owner of his consulting business, Hill Consulting Services LLC from July 2009 to June 2013. From June 2010 to September 2011, Mr. Hill served as the Chief Financial Officer of Prepared Insurance Company and prior to that, he served as the Chief Financial Officer, Controller and Treasurer of Travelers of Florida from May 1998 to June 2009. Mr. Hill also served as the Chief Financial Officer of Carolina Casualty Insurance Company from 1989 to 1997. Mr. Hill served on the Board of Governors of the Florida Automobile Joint Underwriting Association from 1999 through 2003. Mr. Hill’s executive experience includes his prior roles as a national insurance audit instructor and peer review team member in KPMG’s insurance practice. He also holds the designation of certified public accountant (inactive) and is a member of the American Institute of CPAs. Mr. Hill obtained a bachelor’s degree from Iowa State University with a double major in economics and accounting.

FG FINANCIAL GROUP, INC.

Brian D. Bottjer, CPA, age 46, has served as our Senior Vice President since December 2019, and as our Controller since September 2014. Previously, Mr. Bottjer served as Principal Financial Officer and Controller of Biovest International, Inc., a biotechnology company focused on developing a cure for various types of cancer of the immune system. Mr. Bottjer has also served in various financial and regulatory reporting roles for a number of other publicly traded companies in the insurance, financial services, and retail industries. Mr. Bottjer is a certified public accountant licensed in the state of Florida, and obtained his bachelors of science degree from the State University of New York at Buffalo.

Delinquent Section 16(a) Reports

Under Section 16(a) of the Exchange Act, our executive officers, directors, and persons who own greater than 10% of our common stock (the “Section 16 Reporting Persons”) of the Company must file a Form 4 reporting the acquisition or disposition of the Company’s equity securities with the SEC no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an executive officer, director, or greater-than-10% stockholder. Based solely on our review of the copies of such reports and representations that no other reports were required, we believe that all Section 16 filing requirements applicable to our Section 16 Reporting Persons were timely complied with during 2020.

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers for the fiscal year ended December 31, 2020 include Larry G. Swets, Jr., our Chief Executive Officer, John S. Hill, our Executive Vice President, Chief Financial Officer and Secretary; Brian D. Bottjer, our Senior Vice President and Controller.

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

Summary Compensation Table for 2019-2020

The following table summarizes the compensation for our named executive officers for the years shown.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	All Other Compensation ($)(3)	Total ($)
Larry G. Swets, Jr.(1)	2020	77,917	–	221,933	299,850
President & Chief Executive Officer	2019	–	–	–	–
John S. Hill	2020	250,000	–	35,126	285,136
Executive Vice President & Chief Financial Officer	2019	250,000	187,500	30,183	467,683
Brian D. Bottjer	2020	200,000	–	34,587	234,857
Senior Vice President & Controller	2019	184,291	175,000	36,590	395,881

(1) From June 17, 2020 through November 10, 2020 Mr. Swets served as the Company’s Interim Chief Executive Officer through a consulting agreement by and between the Company and Itasca Financial LLC, an advisory and investment firm for which Mr. Swets has served as managing member since inception. In consideration for his interim Chief Executive Officer services, the Company agreed to pay Itasca Financial LLC $46,000 per month. A total of $111,333 was paid to Itasca Financial LLC under the agreement, which has been included in other compensation in the table above. Effective November 10, 2020 Mr. Swets became the Company’s permanent CEO under an employment agreement entered into between the Company and Mr. Swets. Under this agreement, Mr. Swets is entitled to an annual base salary of $550,000. Upon the appointment as CEO, the Company agreed to pay Itasca Financial, LLC $110,000 to terminate the existing consulting agreement with Itasca Financial LLC. The $110,000 termination fee has been included in other compensation in the table above. Salary, in the amount of $77,917 represents Mr. Swets pro-rata portion of his annual base salary of $550,000 for the period beginning November 10, 2020 and ending December 31, 2020.

FG FINANCIAL GROUP, INC.

(2) Cash bonuses for 2019 represent transaction bonuses approved by the Compensation Committee on December 1, 2019 and paid to Messrs. Hill, and Bottjer in connection with the completion of the sale of the Company’s former insurance subsidiaries to FedNat (as described further below), as well as $25,000 paid to Mr. Bottjer in January 2019, based on performance in 2018.

(3) All other compensation represents premiums paid by the Company for 401(k) match, medical, dental, life and other ancillary insurance benefits provided to each of Messrs. Hill and Bottjer. We also paid for one private business membership for each of Messrs. Hill and Bottjer for 2019, and continue to provide this benefit to Mr. Hill, to encourage entertainment of business colleagues and customers, interactions with others within professional, business and local communities, and holding business meetings at a convenient offsite location. Mr. Swets did not receive any other compensation in the form of 401(k) match, insurance or private business memberships in 2019 or 2020.

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

The resignation agreement entered into by Mr. Raucy with the Company provided for the accelerated vesting in full of 32,000 unvested restricted stock units held by Mr. Raucy, upon the closing of the Asset Sale, with each restricted stock unit representing one share of the Company’s common stock. The Compensation Committee of the Board had previously approved the accelerated vesting of the restricted stock units. Pursuant to the resignation agreement, the Company also paid a transaction bonus in the amount of $162,500 to Mr. Raucy, promptly following the closing of the Asset Sale.

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

On June 18, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) by and between the Company and Itasca Financial LLC (“Itasca Financial”), an advisory and investment firm founded by Mr. Swets in 2005, pursuant to which Mr. Swets would provide the services described on behalf of Itasca Financial. The Consulting Agreement provided that Mr. Swets act as the Company’s Interim Chief Executive Officer. In consideration for the services, the Company has paid Itasca Financial $111,333 during the term of the Consulting Agreement. The Consulting Agreement was terminated on November 10, 2020 with Mr. Swets’ appointment as CEO.

FG FINANCIAL GROUP, INC.

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

On January 12, 2021, in connection with Mr. Swets’ appointment as CEO, the Company entered into a Stock Option Agreement (the “Stock Option”) with Mr. Swets under the Company’s 2018 Equity Incentive Plan. The Stock Option entitles Mr. Swets to purchase up to 130,000 shares of the Company’s common stock at an exercise price of $3.38 per share. The Stock Option becomes vested and fully exercisable in 20% increments on each anniversary of the grant date, provided that Mr. Swets’ remains in the continuous service of the Company through each applicable vesting date and provided that the Company’s book value per share shall have increased by 15% or more as compared to the Company’s book value per shares as of the fiscal year end prior. The Stock Option expires on January 11, 2031.

On January 18, 2021, Company entered into an Equity Award Letter Agreement (the “Letter Agreement”) with Mr. Swets, pursuant to which the Company clarified its intention to grant an additional 370,000 stock options, restricted shares or restricted stock units pursuant to a future award (the “Future Award”), subject to the approval of an amended and/or new equity plan, among other conditions. Specifically, under the Letter Agreement, no such Future Award may be granted until there is a determination by the Compensation Committee of the specific vesting and other terms of the award, and an amended and/or new equity plan, in a form to be prepared and reviewed by the Board of Directors of the Company (the “Board”), has been approved by the Board and stockholders of the Company that authorizes a sufficient number of shares of common stock to make such Future Award.

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

FG FINANCIAL GROUP, INC.

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

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table shows the number of outstanding equity awards that are held by our named executive officers as of December 31, 2020. Messrs. Swets and Bottjer did not hold any equity awards as of December 31, 2020 other than those stock awards listed below under the heading ‘Director Compensation’ which were granted to Mr. Swets prior to his appointment as Chief Executive Officer of the Company.

		Stock Awards
Name	Grant Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, unit or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, unit or other rights that have not vested ($)
John S. Hill	05/29/2015(1)	–	–	4,000	16,880
	12/15/2017(2)	12,800	12,800	–	–
	08/22/2018(3)	600	600	–	–

(1)	Consists of 4,000 RSUs granted to Mr. Hill on May 29, 2015. Each RSU granted entitles Mr. Hill to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest as follows: (i) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $10.00 per share; and (ii) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $12.00 per share. Prior to the vesting of the RSUs, Mr. Hill will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should Mr. Hill discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued.

(2)	Consists of 32,000 RSUs granted to Mr. Hill on December 15, 2017. Each RSU granted entitles Mr. Hill to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest 20% per year over five years following the date granted, subject to continued employment through such vesting date. Prior to the vesting of the RSUs, Mr. Hill will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should Mr. Hill discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. The Board of Directors may, in its discretion, accelerate vesting in the event of early retirement.

(3)	The stock award issued to Mr. Hill on August 22, 2018 represents 1,000 RSUs entitling Mr. Hill to one share of the Company’s common stock for each RSU upon the vesting date of the RSU. The RSUs vest in five equal annual installments beginning with the first anniversary of the grant date, subject to continued employment, with vesting subject to Mr. Hill maintaining ownership of 1,000 shares of common stock of the Company issued to Mr. Hill in connection with the RSU grant through the full five-year vesting period.

The following table sets forth information concerning the vesting of stock awards for the Company’s named executive officers during the last completed fiscal year, other than Mr. Bottjer who does not hold any stock awards. The Company’s named executive officers did not exercise any option awards during the last completed fiscal year.

FG FINANCIAL GROUP, INC.

Name	# of shares acquired upon vesting of stock awards (#)	Value realized upon vesting of stock awards ($)
John S. Hill(1)	6,600	19,736

(1)	Consists of the vesting of 20%, or 6,400, shares of the 32,000 RSUs granted to Mr. Hill on December 15, 2017 as well as 20%, or 200 shares, of the 1,000 RSUs granted to Mr. Hill on August 22, 2018.

Potential Payments Upon Termination or Change in Control

Employment Agreements

The Employment Agreements between the Company and each of Messrs. Swets, Hill and Bottjer provide for payments by the Company in connection with a termination of employment. In the event Messrs. Swets, Hill or Bottjer is terminated by the Company without cause, then the Company will pay Messrs. Swets, Hill or Bottjer, as applicable, 12 months of base salary in effect at the time of the termination (24 months of base salary in the case of Mr. Swets) or the original base salary set forth in the Employment Agreement, whichever is greater, payable by the Company over a 12-month (24-month in the case of Mr. Swets) period in accordance with the Company’s normal payroll practices. If Messrs. Swets, Hill or Bottjer is terminated for cause or voluntarily resigns, he will not be entitled to any severance under the Employment Agreement. For purposes of their respective Employment Agreements, “cause” will exist if Messrs. Swets, Hill or Bottjer (i) acts dishonestly or engages in willful misconduct, (ii) breaches his fiduciary duties, (iii) intentionally fails to perform duties assigned to him, (iv) is convicted or enters a plea of guilty or nolo contendere with respect to any felony crime involving dishonesty or moral turpitude, and/or (v) breaches his obligations under the Employment Agreement. Furthermore, “cause” will exist under Mr. Swets’ employment agreement if Mr. Swet’s refuses to follow the written direction of the Board, unless such directions are, in the reasonable written opinion of legal counsel, illegal or in violation of applicable law.

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

To the extent that outstanding awards granted under the 2018 Plan are assumed in connection with a change in control, then, except as otherwise provided in the applicable award agreement or in another written agreement with the participant, all outstanding awards will continue to vest and become exercisable (as applicable) based on continued service during the remaining vesting period, with performance-based awards being converted to service-based awards at the “target” level. Vesting and exercisability (as applicable) of awards that are assumed in connection with a change in control generally would be accelerated in full on a “double-trigger” basis, if, within two years after the change in control, the participant’s employment is involuntarily terminated without “cause,” or by the participant for “good reason”. Any stock options or stock appreciation rights (SARs) that become vested on a “double-trigger” basis generally would remain exercisable for the full duration of the term of the applicable award.

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

FG FINANCIAL GROUP, INC.

For purposes of the 2018 Plan, a “change in control” generally includes (a) the acquisition of 50% or more of the company’s common stock; (b) a reorganization, merger, consolidation or similar transaction, or a sale of substantially all of the Company’s assets; or (c) the complete liquidation or dissolution of the Company. The full definition of “change in control” is set out in the 2018 Plan.

Whether a participant’s employment has been terminated for “cause” will be determined by the Company. Unless otherwise provided in the applicable award agreement or in an another written agreement with the participant, “cause,” as a reason for termination of a participant’s employment generally includes (a) an intentional act of fraud, embezzlement, theft or any other illegal or unethical act in connection with the performance of the participant’s duties to the Company or a subsidiary that the Company determines, acting in good faith, has materially injured or is highly likely to materially injure the Company, or any other terminable offense under the Company’s policies and practices; (b) intentional damage to the Company’s (or a subsidiary’s) assets; (c) conviction of (or plea of nolo contendere to) any felony or other crime involving moral turpitude; (d) improper, willful and material disclosure or use of the Company’s (or a subsidiary’s) confidential information or other willful material breach of the participant’s duty of loyalty to the Company or a subsidiary; (e) a willful, material violation of the Company’s policies and procedures as set out in its employee handbook or a material violation of the Company’s code of conduct that the Company determines, acting in good faith, has materially injured or is highly likely to materially injure the Company, monetarily or otherwise; or (f) the participant’s willful failure or refusal to follow the lawful and good faith directions of the Company or a subsidiary.

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

FG FINANCIAL GROUP, INC.

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

FG FINANCIAL GROUP, INC.

Director Compensation

Under our director compensation program, we provide compensation to our non-employee directors. Directors who are employees of the Company do not receive compensation for their service as directors. The current director compensation program was adopted on August 22, 2018 (effective as of September 1, 2018) to remain competitive in attracting and retaining qualified board members and to better align director compensation to other public companies of comparable size to the Company. The terms of the program are as follows:

●	Each non-employee director receives an annual cash retainer of $50,000, paid in quarterly installments.
●	Both the Chairman and Co-Chairman of the Board receive an additional annual cash retainer of $75,000 each, paid in quarterly installments.
●	The Chairman of the Reinsurance and Risk Committee receives an additional cash retainer of $75,000, paid in quarterly installments.
●	The Chairman of the Audit Committee receives an additional cash retainer of $15,000, paid in quarterly installments.
●	The Chairman of the Compensation Committee as well as the Chairman of the Nominating and Corporate Governance Committee each receive an additional cash retainer of $5,000, paid in quarterly installments.
●	Each of the members of the Audit, Compensation, and Nominating and Corporate Governance Committees (excluding the Chairman of each of those committees), each receive an additional annual cash retainer of $2,000, paid in quarterly installments.
●	Each non-employee director will receive an annual grant of RSUs with a value of $40,000.
●	Each non-employee director will receive reimbursement of reasonable out-of-pocket expenses for attending board and committee meetings.

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

The following table sets forth information with respect to compensation earned by each of our non-employee directors for the year ended December 31, 2020. Mr. Swets, who served as a director for all of 2020, did not receive any compensation for his service as a director for that portion of 2020 in which he concurrently served as Interim Chief Executive Officer and permanent Chief Executive Officer of the Company. For more information, see “Compensation of Executive Officers—Summary Compensation Table.”

Non-Employee Director	Fees Earned or Paid in Cash(4) ($)	Stock Awards(5) ($)	Total ($)
D. Kyle Cerminara	125,000	40,000	165,000
Rita Hayes	52,000	40,000	92,000
Lewis M. Johnson(1)	125,000	40,000	165,000
Marsha G. King(2)	52,000	40,000	92,000
E. Gray Payne	62,000	40,000	102,000
Larry G. Swets, Jr.(3)	62,500	-	62,500
Scott D. Wollney	56,000	40,000	96,000
Dennis A. Wong	65,000	40,000	105,000

(1)	On March 12, 2021, Mr. Johnson resigned from the Company’s Board of Directors.

(2)	Ms. King resigned from the Company’s Board effective December 14, 2020.

(3)	Mr. Swets was paid cash fees include his pro-rata share of the $75,000 annual retainer paid to the chairman of the Reinsurance and Risk committee, in addition to the $50,000 annual cash retainer payable to each non-employee director from January 1, 2020 through June 30, 2020. Upon his designation as Interim Chief Executive Officer on June 17, 2020, the Company discontinued any fees paid to Mr. Swets as a director.

(4)	In addition to their compensation, directors are reimbursed for travel and other reasonable out-of-pocket expenses related to their attendance at Board or committee meetings, or for other travel on behalf of the Company. These expenses have not been included in the table above.

(5)	Stock awards represent the aggregate grant date fair value of 8,714 RSUs granted to each non-employee director on August 12, 2020. The aggregate grant date fair value for the RSUs has been presented in the table above in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. For additional information relating to the assumptions made in valuing and expensing these awards, please see Note 2 – Significant Accounting Policies and Note 7 – Equity Incentive Plans in the footnotes to the consolidated financial statements included in Item 8 of this report. The RSUs were valued using the closing price of the Company’s common shares on the Nasdaq on grant date. The RSUs vest in five equal annual installments, beginning one year from the date of grant, provided that, if the director makes themselves available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated by the Board for election by stockholders, other than for good reason as determined by the Board in its discretion, then the next 20% tranche of RSUs shall vest as of the director’s last date of service as a director of the Company.

FG FINANCIAL GROUP, INC.

The aggregate number of stock and option awards outstanding for each director as of December 31, 2020 was as follows:

●	Mr. Cerminara – 20,987 RSUs.
●	Ambassador Hayes – 19,210 RSUs.
●	Mr. Johnson – 20,987 RSUs. In connection with Mr. Johnson’s resignation from the Board on March 12, 2021, the Board accelerated the vesting of these RSUs.
●	General Payne – 18,321 RSUs.
●	Mr. Swets – 12,273 RSUs.
●	Mr. Wollney – 18,321 RSUs.
●	Mr. Wong – 20,987 RSUs.

2020 Grants of Restricted Stock Units

On August 12, 2020, the Compensation Committee granted 8,714 RSUs with a value of $40,000 to each of the Company’s seven non-employee directors, representing the annual grant of RSUs for the 2020 fiscal year under the director compensation program. The RSUs vest in five equal annual installments, subject to the director’s continued service on the Board, beginning with the first anniversary of the grant date.

The award agreements for each of the RSU grants made during 2020 discussed above also provide that if a director makes herself or himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated by the Board for election by stockholders, other than for good reason as determined by the Board in its discretion, then the next 20% tranche of RSUs shall vest as of the director’s last date of service as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March 1, 2021, by:

●	Each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;
●	Each of our current directors and named executive officers; and
●	All of our current directors and executive officers as a group.

The number and percentages of shares beneficially owned are based on 4,988,310 common shares outstanding as of March 12, 2021. Information with respect to beneficial ownership has been furnished by each director, named executive officer (which includes all of our executive officers) and beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such persons have voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying warrants and RSUs held by each such person that are exercisable or vest within 60 days of March 12, 2021 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated below, the address for each beneficial owner is FG Financial Group, Inc., 970 Lake Carillion Drive, Suite 318, St. Petersburg, Florida 33716.

FG FINANCIAL GROUP, INC.

	Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage of Shares
5% Beneficial Owners
Fundamental Global Investors, LLC(1) 136 Corporate Park Drive, Suite G, Mooresville, NC 28117	3,045,593	61.1%
Kingsway Financial Services, Inc.(2) 150 Pierce Road, Itasca, IL 60143	1,500,000	23.1%
Named Executive Officers and Directors
Larry G. Swets, Jr., President, Chief Executive Officer and Director	11,179	0.2%
John S. Hill, Executive Vice President and Chief Financial Officer	37,100	0.7%
Brian D. Bottjer, Senior Vice President and Controller	–	–
D. Kyle Cerminara, Chairman of the Board(1)	3,056,755	61.3%
Rita Hayes, Director	3,703	*
E. Gray Payne, Director	3,829	*
Scott D. Wollney, Director	6,829	*
Dennis A. Wong, Director	11,329	0.2%
Current Executive Officers and Directors as a Group (8 individuals)(3)	3,130,724	62.8%

*	Denotes less than 0.2%

(1)	Fundamental Global Investors, LLC shares voting and dispositive power with respect to 3,045,593 shares of common stock (including 100,000 shares of common stock subject to a call option). Fundamental Activist Fund I, LP (“FAFI”) shares voting and dispositive power with respect to 838,199 shares of common stock (including 50,000 shares of common stock subject to a call option). FGI 1347 Holdings, LP (“FGIH”), of which BK Technologies, Inc., a wholly-owned subsidiary of BK Technologies Corporation (“BKTI”), is the sole limited partner, shares voting and dispositive power with respect to 477,282 shares of common stock. Mr. Cerminara is Chairman of the Board of Directors of BKTI. Fundamental Global Partners Master Fund, LP (“FGPM”) shares voting and dispositive power with respect to 678,875 shares of common stock (including 50,000 shares of common stock subject to a call option). FGI Global Asset Allocation Fund, Ltd. (“FGAA”) shares voting and dispositive power with respect to 5,296 shares of common stock. FGI Global Asset Allocation Master Fund, LP (“FGGM”) shares voting and dispositive power with respect to 4,532 shares of common stock. Fundamental Global Capital Appreciation Fund, LP (“FGCA”) shares voting and dispositive power with respect to 3,000 shares of common stock. Ballantyne Strong, Inc. (“BTN”) shares voting and dispositive power with respect to 1,038,409 shares of common stock. Mr. Cerminara is Chairman of the Board of Directors of BTN. The call option reported as beneficially owned by Fundamental Global Investors, LLC represents a call option to acquire from Fund Management Group LLC an additional 100,000 shares of common stock, for a purchase price of $6.00 per share, at any time during the two-year period beginning on April 16, 2020, ending at 5:00 p.m. Eastern time on April 16, 2022. Information regarding beneficial ownership of our common stock by Fundamental Global Investors, LLC and its affiliates is included herein in reliance on a Schedule 13D/A filed with the SEC on April 20, 2020 as well as information provided directly to us from Fundamental Global Investors, LLC. Due to their positions with Fundamental Global Investors, LLC and affiliated entities, D. Kyle Cerminara and Joseph H. Moglia may be deemed to be beneficial owners of the shares of the Company’s common stock disclosed as directly owned by FAFI, FGIH, FGPM, FGAA, FGGM, and FGCA. Due to his position with BTN, Fundamental Global Investors, LLC and affiliated entities, Mr. Cerminara may be deemed to be beneficial owner of the shares of the Company’s common stock disclosed as directly owned by BTN. The beneficial interest of Mr. Cerminara does not include 20,987 shares potentially issuable to Mr. Cerminara pursuant to RSUs granted for his service on the Company’s Board of Directors. The business addresses for Mr. Cerminara are c/o Fundamental Global Investors, LLC, 136 Corporate Park Drive, Suite G, Mooresville, North Carolina, 28117.

(2)	1347 Advisors, LLC (“1347 Advisors”) a wholly-owned subsidiary of Kingsway Financial Services, Inc., (“KFSI”) beneficially owns warrants to purchase 1,500,000 shares of common stock. The warrants have an exercise price of $15.00 per share and expire on February 24, 2022. KFSI shares voting and dispositive power with respect to all 1,500,000 shares of common stock underlying the warrants. Information regarding beneficial ownership of our common stock by KFSI and its affiliates is included herein based on internal information and in reliance on a Schedule 13D/A filed with the SEC on March 20, 2018.

(3)	Includes 3,045,593 shares reported as beneficially owned by Fundamental Global Investors, LLC and its affiliates, of which Mr. Cerminara is deemed to have beneficial ownership by virtue of his respective position with Fundamental Global Investors, LLC, as discussed in footnote 1.

FG FINANCIAL GROUP, INC.

Equity Compensation Plans

The following table provides information as of December 31, 2020 with respect to the Company’s 2018 Equity Incentive Plan, under which the Company’s common stock is authorized for issuance, and the 2014 Amended and Restated Equity

Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	148,486	$–	131,148
Equity compensation plans not approved by security holders	–	–	–
Total	148,486	$–	131,148

(1)	Includes 27,464 common shares to be issued upon vesting of restricted stock units issued under our 2014 Equity Incentive Plan and 121,022 common shares to be issued upon vesting of restricted stock units issued under our 2018 Equity Incentive Plan.
(2)	Represents shares available for future issuance under the 2018 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

It is the responsibility of the Audit Committee or, on a case-by-case basis, a special committee created by the Board, to review and oversee proposed “related party transactions” as defined in Item 404(a) of the SEC’s Regulation S-K. These include transactions and series of similar transactions to which we were a party or will be a party, in which

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, director nominees, executive officers or beneficial owners of more than 5% of any class of our voting stock, or any immediate family members thereof, had or will have a direct or indirect material interest.

Below is a summary of our related party transactions for the fiscal years ended December 31, 2020 and 2019 as well as those related party transactions occurring subsequent to December 31, 2020. Those items requiring review and oversight pursuant to Item 404(a) of Regulation S-K received the appropriate approvals by the Company’s Audit Committee, the full Board and/or a special committee created by the Board, prior to their consummation.

Transactions with Kingsway and its Affiliates

Prior to our initial public offering on March 31, 2014, the Company was a wholly-owned subsidiary of Kingsway America Inc. (“KAI”), which is a wholly-owned subsidiary of KFSI, a publicly owned Delaware holding company. As of December 31, 2020, KFSI and its affiliates beneficially owned approximately 23.1% of our outstanding shares of common stock. Larry G. Swets, Jr., our Chief Executive Officer and a member of our Board of Directors, previously held the positions of Director and Chief Executive Officer of KFSI.

Investment in Argo Management Group LLC

On April 21, 2016, KFSI completed the acquisition of Argo Management Group LLC (“Argo”). Argo’s primary business is to act as the managing member of Argo Holdings Fund I, LLC, an investment fund in which the Company has committed to invest $500,000. As of December 31, 2020, the Company has invested $295,000 into the investment fund. The managing member of Argo, Mr. John T. Fitzgerald, was appointed as President and Chief Executive Officer of KFSI on September 5, 2018 and has served on its board of directors since April 21, 2016.

Transactions involving Fundamental Global Investors, LLC and its Affiliates

FGI, a registered investment advisor, is, together with its affiliates, the Company’s largest stockholder. Funds managed by FGI directly hold shares of our common stock and Series A Preferred Stock. Mr. Cerminara, Chairman of our Board, is Chief Executive Officer, Co-Founder and Partner of FGI, and Mr. Johnson, the former Co-Chairman of our Board, serves as President, Co-Founder and Partner of FGI.

FG FINANCIAL GROUP, INC.

Investment in FGI Metrolina Property Income Fund, LP

On June 18, 2018, the Company invested $2.2 million in FGI Metrolina Property Income Fund, LP (“Metrolina”), which has invested in real estate through a real estate investment trust which is wholly owned by Metrolina. On April 1, 2019 the Company increased its investment in Metrolina by $0.5 million and again on August 6, 2020 the Company increased its investment by $1.3 million, such that the Company’s total investment in Metrolina is $4.0 million as of December 31, 2020. The general partner of Metrolina, FGI Metrolina GP, LLC, is managed, in part, by Mr. Cerminara. Metrolina’s investment program is managed by FGI Funds Management LLC, an affiliate of FGI. The Company is a limited partner of Metrolina and owns an economic interest of approximately 53% as of December 31, 2020.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement entered into on December 2, 2019, FG Strategic Consulting, LLC (formerly Fundamental Global Advisors LLC), a wholly-owned subsidiary of the Company (“FGSC”), was formed to provide investment advisory services to FedNat, which include identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay FGSC an annual fee of $100,000, all of which is paid for the benefit of the Company. FGI Funds Management, LLC, an affiliate of FGI, serves as the manager to FGSC but does not receive any fees for its services other than those outlined in the Shared Services Agreement below. The term of the Investment Advisory Agreement is five years.

Shared Services Agreement

On March 31, 2020, the Company entered into a Shared Services Agreement (the “Shared Services Agreement”) with FGM, an affiliate of FGI, pursuant to which FGM will provide the Company with certain services related to the day-to-day management of the Company, including assisting with regulatory compliance, evaluating the Company’s financial and operational performance, providing a management team to supplement the executive officers of the Company, and such other services consistent with those customarily performed by executive officers and employees of a public company (collectively, the “Services”). In exchange for the Services, the Company will pay FGM a fee of $456,250 per quarter (the “Shared Services Fee”), which began in the second quarter of 2020, plus reimbursement of expenses incurred by FGM in connection with the performance of the Services, subject to certain limitations approved by the Company’s Board of Directors or Compensation Committee from time to time.

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

For the year ended December 31, 2020, the Company paid $1.4 million to FGM under the Shared Services Agreement.

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

FG FINANCIAL GROUP, INC.

In addition, neither FGIFM nor any of its affiliates may participate in a Sponsored Fund Transaction other than through FGAM unless FGIFM has first presented the opportunity to FGAM and either the Board of Managers or the Company has rejected such opportunity. Notwithstanding the foregoing, if such opportunity requires in excess of $5.0 million, FGIFM may offer amounts in excess of $5.0 million to a third party, subject to certain conditions.

On September 14, 2020 and September 28, 2020, the Company provided Seed Capital of $2.0 million and $3.0 million respectively, into FGAM, to capitalize FG Special Situations Fund Advisor, LLC (“Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of FG Special Situations Fund, LP (the “Fund”), a Delaware limited partnership formed on September 2, 2020. The Fund is wholly owned by FGAM through the Fund’s general partner and the Advisor, both of which are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Of the total $5.0 million invested in the Fund, approximately $4.0 million was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8.6 million risk capital used to launch FG New America Acquisition Corp (NYSE: FGNA), a special purpose acquisition company which consummated its initial public offering on October 2, 2020, and entered into a definitive business combination with Opportunity Financial LLC, on February 10, 2021. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor, purchased for approximately $4.0 million, which represent beneficial ownership of approximately 1.4 million common shares of FGNA as well as approximately 0.4 million warrants to purchase common shares of FGNA at a price of $11.50 per share. Both the class A and class A-1 interests of the Sponsor are subject to complete loss if FGNA is not able to consummate a business combination in accordance with the terms of its initial public offering. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor. The remaining $1.0 million invested in FGAM consists of cash owned by the Fund as of December 31, 2020 and will be used by the Fund for both working capital purposes and potentially to sponsor additional future investments. Mr. Cerminara is the President and a director of FGNA and a manager of the Sponsor. Mr. Swets, our Chief Executive Officer and a director of the Company, is the Chief Executive Officer and a director of FGNA and a manager of the Sponsor.

Share Repurchase and Cooperation Agreement

On September 15, 2020, the Company entered into a Share Repurchase and Cooperation Agreement (the “Share Repurchase Agreement”) with Hale Partnership Capital Management, LLC and certain of its affiliates (collectively, the “Hale Parties”), which, prior to the transaction owned more than 18% of our outstanding common stock.

Pursuant to the Share Repurchase Agreement, the Company agreed to purchase (exclusive of any fees or expenses) all of the 1,130,152 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) owned, of record or beneficially, by the Hale Parties, in exchange for an aggregate of approximately $2.8 million in cash and 330,231 shares of common stock, par value $0.01 per share, of FedNat Holding Company previously owned by the Company (the “FedNat Shares”). As acknowledged by the Hale Parties in the Share Repurchase Agreement, that certain Standstill Agreement, dated December 2, 2019, by and between FedNat Holding Company and the Company, imposes certain restrictions in respect of the FedNat Shares transferred by the Company to the Hale Parties. FedNat Holding Company is not party to, or a third-party beneficiary of, the Agreement.

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

FG FINANCIAL GROUP, INC.

Formation of FG SPAC Partners, LP

On January 4, 2021, FG SPAC Partners, LP (“FGSP”) was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGSP and holds an approximate 49% limited partner interest in FGSP directly and through its subsidiaries. Certain of our directors and officers also hold limited partner interests in FGSP. Our Chief Executive Officer and Director, Larry G. Swets, holds a 10% limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. The Chairman of our Board of Directors, D. Kyle Cerminara also holds a limited partner interest in FGSP through Fundamental Global, LLC, a newly formed holding company for which Mr. Cerminara is the manager and a member.

On January 11, 2021, FGSP purchased 1,075,000 founder shares from Aldel, for total consideration of $4,674. Concurrent with Aldel’s initial public offering, FGSP will purchase 650,000 warrants at a price of $0.10 per warrant, each exercisable to purchase one share of Aldel’s Class A common stock at an exercise price of $15.00 per share (the “OTM Warrants”), for an aggregate purchase price of $65,000. In addition, the Company through its joint venture investment in Fundamental Global Asset Management, LLC and the FG Special Situations Fund, LP, will invest approximately $1.0 million in the risk capital of Aldel Investors, LLC. The Company’s limited partnership interests in FGSP potentially represent beneficial ownership of approximately 816,700 founder shares and approximately 321,000 OTM Warrants of Aldel. Our Chief Executive Officer and Director, Larry G. Swets, will serve as Senior Advisor to Aldel upon the closing of its offering and has received 25,000 common shares of Aldel. The Chairman of our Board of Directors, D. Kyle Cerminara will serve as director of Aldel upon the closing of its offering and has also received 25,000 shares of Aldel.

Other Transactions

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

As discussed above, FGI, together with its affiliates, is the largest stockholder of the Company. Mr. Cerminara, Chairman of our Board, is Chief Executive Officer, Partner and Manager of FGI. Mr. Johnson, the former Co-Chairman of our Board, serves as President, Partner and Manager of FGI. The funds managed by FGI, including the funds that directly own shares of our common stock and Series A Preferred Stock, have agreed to indemnify FGI, the principals of FGI, including Messrs. Cerminara and Johnson, or any other person designated by FGI for claims arising from Messrs. Cerminara’s and Johnson’s service on our Board, provided that a fund’s indemnity obligations are secondary to any obligations we may have with respect to Messrs. Cerminara’s and Johnson’s service on our Board.

Director Independence

The Board has determined that four of its members are “independent directors” as defined under the applicable rules of the Nasdaq and the Securities and Exchange Commission (the “SEC”). The four independent directors currently serving on the Board are Rita Hayes, E. Gray Payne, Scott D. Wollney and Dennis A. Wong. In making its determination of independence, the Board of Directors considered questionnaires completed by directors and any relationships and transactions between the Company and all entities with which the directors are involved. Nasdaq’s listing rules require that the Board of Directors be comprised of a majority of independent directors.

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

	Year ended December 31,
	2020	2019
Audit fees (1)	$180,958	$176,330
Audit-related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$180,958	$176,330

(1)	Includes professional fees billed for the audits of our financial statements, the review of interim condensed financial statements, as well as other professional services that are normally provided by BDO in connection with statutory and regulatory filings or engagements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	The following documents are filed as part of this report

1.	Financial Statements – the following consolidated financial statements of the Company and the reports of independent audit thereon are filed with this report:

i.	Independent Auditor’s Report

ii.	Consolidated Balance Sheets as of December 31, 2020 and 2019

iii.	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2020 and 2019

iv.	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2020 and 2019

FG FINANCIAL GROUP, INC.

v.	Consolidated Statements of Cash Flows for the Years ended December 31, 2020 and 2019

vi.	Notes to the Consolidated Financial Statements for the Years ended December 31, 2020 and 2019

2.	Exhibits - the exhibits listed below are filed or incorporated by reference as part of this Form 10-K.

Exhibit			Incorporated by Reference to:
No.		Description	Document	Exh. No.
3.1	*	Fourth Amended and Restated Certificate of Incorporation
3.2	*	Certificate of Correction to Fourth Amended and Restated Certificate of Incorporation
3.3		Fourth Amended and Restated By-Laws	[1]	3.2
4.1		Form of Common Stock certificate	[2]	4.1
4.2		Common Stock Purchase Warrant	[3]	4.2
4.3		Form of Global Certificate of Cumulative Preferred Stock, Series A	[4]	4.4
4.4		Description of securities	[5]	4.4
10.1	†	Amended and Restated 2014 Equity Incentive Plan	[6]	App. A
10.2	†	2018 Equity Incentive Plan	[7]	10.1
10.3	†	Form of Director and Officer Indemnification Agreement	[2]	10.6
10.4	†	Equity Award Letter Agreement between registrant and Larry Swets	[8]	10.1
10.5	*†	Stock Option Agreement between registrant and Larry Swets
10.6	†	Form of Stock Option Agreement under 2018 Equity Incentive Plan	[9]	10.2
10.7	†	Form of Restricted Stock Unit Agreement for executive officers under 2014 Equity Incentive Plan	[10]	10.2
10.8	†	Form of Restricted Share Agreement under 2018 Equity Incentive Plan	[9]	10.3
10.9	†	Form of Restricted Share Unit Agreement under 2018 Equity Incentive Plan	[9]	10.4
10.10	†	Form of Non-Employee Director Restricted Share Unit Agreement under 2018 Equity Incentive Plan	[11]	10.3
10.11	†	Form of Executive Restricted Stock Unit Award Agreement under the Share-Matching Program).	[12]	10.1
10.12	†	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Share-Matching Program	[12]	10.2
10.13	†	Form of Executive Stock Grant Agreement under 2018 Equity Incentive Plan	[13]	10.1
10.14	†	Form of Executive Restricted Share Unit Agreement for Share-Matching Grants under 2018 Equity Incentive Plan	[13]	10.2
10.15		Registration Rights Agreement, dated December 2, 2019, between FedNat Holding Company and registrant	[14]	10.1
10.16		Standstill Agreement, dated December 2, 2019, between FedNat Holding Company and registrant	[14]	10.2
10.17		Reinsurance Capacity Right of First Refusal Agreement, dated December 2, 2019, by and between FedNat Holding Company and registrant	[14]	10.3
10.18		Investment Advisory Agreement, dated December 2, 2019, between FedNat Holding Company and registrant	[14]	10.4
10.19	†	Employment Agreement, dated December 2, 2019, between John S. Hill and registrant	[14]	10.8
10.20	†	Employment Agreement, dated December 2, 2019, between Brian D. Bottjer and registrant	[14]	10.9
10.21	†	Employment Agreement, dated November 10, 2020, between Larry G. Swets, Jr. and registrant	[15]	10.1
10.22		Shared Services Agreement, dated March 31, 2020, between Fundamental Global Management, LLC and registrant	[16]	10.1
10.23		Limited Liability Company Agreement of Fundamental Global Asset Management, LLC, dated March 31, 2020	[16]	10.2
21.1	*	Registrant’s subsidiaries
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney (included on signature page).
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.

FG FINANCIAL GROUP, INC.

32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement

[1] Registrant’s Current Report on Form 8-K filed December 17, 2020

[2] Registrant’s Registration Statement on Form S-1/A1 (Reg. no. 333-193314), filed January 30, 2014

[3] Registrant’s Current Report on Form 8-K filed February 27, 2015

[4] Registrant’s Registration Statement on Form S-1/A1 (Reg. no. 333-222470), filed February 5, 2018

[5] Registrant’s Annual Report on Form 10-K for year ended December 31, 2019

[6] Registrant’s Definitive Proxy Statement on Schedule 14A filed April 30, 2015

[7] Registrant’s Current Report on Form 8-K filed June 1, 2018

[8] Registrant’s Current Report on Form 8-K filed January 19, 2021

[9] Registrant’s Current Report on Form 8-K filed June 1, 2018

[10] Registrant’s Current Report on Form 8-K filed June 2, 2015

[11] Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2018

[12] Registrant’s Current Report on Form 8-K filed December 19, 2017

[13] Registrant’s Current on Report on Form 8-K filed August 28, 2018

[14] Registrant’s Current Report on Form 8-K filed December 2, 2019

[15] Registrant’s Current Report on Form 8-K filed November 16, 2020

[16] Registrant’s Current Report on Form 8-K filed April 6, 2020

ITEM 16. FORM 10-K SUMMARY

None.

FG FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FG FINANCIAL GROUP, INC.

Date:	March 18, 2021	By:	/s/ Larry G. Swets, Jr.
		Name:	Larry G. Swets, Jr.
		Title:	Principal Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John S. Hill, the true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry G. Swets, Jr.	President, Chief Executive Officer and Director
Larry G. Swets, Jr.	(Principal Executive Officer)	March 18, 2021

/s/ John S. Hill	Executive Vice President, Secretary, and Chief Financial Officer
John S. Hill	(Principal Financial Officer and Principal Accounting Officer)	March 18, 2021

/s/ D. Kyle Cerminara
D. Kyle Cerminara	Director, Chairman of the Board	March 18, 2021

/s/ Rita Hayes	Director	March 18, 2021
Rita Hayes

/s/ E. Gray Payne
E. Gray Payne	Director	March 18, 2021

/s/ Scott D. Wollney
Scott D. Wollney	Director	March 18, 2021

/s/ Dennis A. Wong
Dennis A. Wong	Director	March 18, 2021

