Form 10-Q
period 2021-03-31
FG Financial Group, Inc.
filed 2021-05-14
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

727-304-5666

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	FGF	The Nasdaq Stock Market LLC

8.00% Cumulative Preferred Stock, Series A, $25.00 par value per share	FGFPP	The Nasdaq Stock Market LLC

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

The number of shares outstanding of the registrant’s common stock as of May 11, 2021 was 5,010,377.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FG FINANCIAL GROUP, INC.

Consolidated Balance Sheets

($ in thousands, except share and per share data)

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Equity securities, at fair value (cost basis of $27,110 and $24,763, respectively) (includes $9,956 and $4,013 held by the Company’s consolidated VIE, respectively)	$16,637	$12,554
Other investments	5,470	5,334
Cash and cash equivalents (includes $850 and $987 held by the Company’s consolidated VIE, respectively)	8,796	12,132
Funds deposited with reinsured companies	2,444	2,444
Current income taxes recoverable	1,471	1,724
Reinsurance balances receivable	479	–
Deferred policy acquisition costs	215	–
Other assets	494	517
Total assets	$36,005	$34,705

LIABILITIES
Loss and loss adjustment expense reserves	$106	$–
Unearned premium reserves	697	–
Accounts payable	483	455
Other liabilities	9	57
Total liabilities	$1,295	$512

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 700,000 shares issued and outstanding as of both periods	$17,500	$17,500
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,291,888 and 6,269,821 shares issued as of March 31, 2021 and December 31, 2020, respectively, and 5,010,377 and 4,988,310 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	47,242	47,065
Accumulated deficit	(24,509)	(24,193)
Less: treasury stock at cost; 1,281,511 shares for both periods	(6,185)	(6,185)
Total shareholders’ equity attributable to FG Financial Group, Inc.	34,054	34,193
Noncontrolling interests	656	–
Total shareholders’ equity	34,710	34,193
Total liabilities and shareholders’ equity	$36,005	$34,705

See accompanying notes to consolidated financial statements

FG FINANCIAL GROUP, INC.

Consolidated Statements of Operations

($ in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2021	2020
Revenue:
Net premiums earned	$185	$–
Net investment income (loss)	1,850	(8,706)
Other income	55	29
Total revenue	2,090	(8,677)

Expenses:
Net losses and loss adjustment expenses	106	–
Amortization of deferred policy acquisition costs	57	–
General and administrative expenses	2,039	805
Total expenses	2,202	805

Loss from continuing operations before income taxes	(112)	(9,482)
Income tax benefit	–	(1,185)
Net loss from continuing operations	$(112)	$(8,297)
Discontinued operations:
Gain from sale of the Maison Business, net of taxes	145	–
Net income (loss)	33	(8,297)
Loss attributable to noncontrolling interests	(1)	–
Dividends declared on Series A Preferred Shares	350	350
Loss attributable to FG Financial Group, Inc. common shareholders	$(316)	$(8,647)

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.09)	$(1.43)
Discontinued operations	0.03	–
	$0.06	(1.43)

Weighted average common shares outstanding:
Basic and diluted	4,992,989	6,067,845

See accompanying notes to consolidated financial statements

FG FINANCIAL GROUP, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

($ in thousands)

	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Total Shareholders’ Equity attributable to FG Financial	Non- controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	Interests
Balance, January 1, 2020	700,000	$17,500	6,065,948	$6	151,359	$(1,009)	$46,754	$(336)	$62,915	$–
Stock based compensation	–	–	2,158	–	–	–	52	–	52	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	(350)	–
Net loss	–	–	–	–	–	–	–	(8,297)	(8,297)	–
Balance, March 31, 2020	700,000	$17,500	6,068,106	$6	151,359	$(1,009)	$46,806	$(8,983)	$54,320	$–

Balance, January 1, 2021	700,000	$17,500	4,988,310	$6	1,281,511	$(6,185)	$47,065	$(24,193)	$34,193	$–
Stock based compensation	–	–	22,067	–	–	–	177	–	177	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	(350)	–
Interests issued for contributed cash	–	–	–	–	–	–	–	–	–	657
Net income (loss)	–	–	–	–	–	–	–	34	34	(1)
Balance, March 31, 2021	700,000	$17,500	5,010,377	$6	1,281,511	$(6,185)	$47,242	$(24,509)	$34,054	$656

See accompanying notes to consolidated financial statements

FG FINANCIAL GROUP, INC.

Consolidated Statement of Cash Flows

(Unaudited)

($ in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$33	$(8,297)
Adjustments to reconcile net income to net cash used by operating activities:
Net unrealized holding gains (losses) on investments	(1,830)	9,037
Net deferred income taxes	–	(626)
Stock compensation expense	177	52
Purchases of investments by consolidated investment company subsidiary	(2,347)	–
Changes in operating assets and liabilities:
Current income taxes recoverable	253	(559)
Deferred policy acquisition costs	(215)	–
Other assets	(454)	(128)
Loss and loss adjustment expense reserves	106	–
Unearned premium reserves	697	–
Accounts payable and other liabilities	(19)	30
Net cash used by operating activities	(3,599)	(491)

Cash flows from investing activities:
Purchases of furniture and equipment	(4)	–
Purchases of equity method investments	(73)	–
Return of capital – other investments	33	–
Net cash used by investing activities	(44)	–

Cash flows from financing activities:
Payment of dividends on preferred shares	(350)	(350)
Cash contributions from non-controlling interests	657	–
Net cash provided (used) by financing activities	307	(350)

Net decrease in cash and cash equivalents	(3,336)	(841)
Cash and cash equivalents at beginning of period	12,132	28,509
Cash and cash equivalents at end of period	$8,796	$27,668

See accompanying notes to consolidated financial statements.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

1. Nature of Business

FG Financial Group, Inc. (“FGF”, the “Company”, “we”, or “us”) is a reinsurance and investment management holding company focused on opportunistic collateralized and loss capped reinsurance, while allocating capital to SPAC and SPAC sponsor-related businesses. The Company’s principal business operations are conducted through its subsidiaries and affiliates. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to the offering, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. From our inception through December 2, 2019, we operated as an insurance holding company, writing property and casualty insurance throughout the states of Louisiana, Florida and Texas through our subsidiaries. On December 2, 2019, we sold our three insurance subsidiaries, and embarked on a new strategy focused on insurance, reinsurance, real estate, and asset management. Accordingly, on December 14, 2020, our shareholders approved a change in our corporate name to FG Financial Group, Inc., to better align with this new business strategy.

As of March 31, 2021, Fundamental Global Investors, LLC, a privately owned investment management company, and its affiliates, or FGI, beneficially owned approximately 61% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI.

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

In addition to the Registration Rights Agreement, the Company and FedNat entered into a Standstill Agreement, a Reinsurance Capacity Right of First Refusal Agreement (the “Reinsurance Agreement”), and an Investment Advisory Agreement at the closing of the Asset Sale.

Standstill Agreement

The Standstill Agreement imposes certain limitations and restrictions with respect to the voting securities of FedNat (including shares of FedNat common stock) that are owned or held beneficially or of record by the Company. Under the Standstill Agreement, the Company has agreed to vote all of the voting securities of FedNat beneficially owned by the Company in accordance with the recommendation of the board of directors of FedNat with respect to any matter that is before the stockholders of FedNat for a vote by such stockholders. The Standstill Agreement imposes limitations on the sale of voting securities of FedNat held by the Company and restricts the Company from taking certain actions as a holder of voting securities of FedNat. The Standstill Agreement expires on December 2, 2024.

For insurance regulatory purposes, the Company has waived any rights that it may have to exercise control of FedNat.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Reinsurance Capacity Right of First Refusal Agreement

The Reinsurance Agreement provides the Company with a right of first refusal to sell reinsurance coverage to the insurance company subsidiaries of FedNat, providing reinsurance on up to 7.5% of any layer in FedNat’s catastrophe reinsurance program, subject to the annual reinsurance limit of $15.0 million, on the terms and subject to the conditions set forth in the Reinsurance Agreement. All reinsurance sold by the Company pursuant to the right of first refusal, if any, will be memorialized in an agreement in such form and subject to such terms and conditions as are customary in the property and casualty insurance industry. The Reinsurance Agreement is assignable by the Company subject to conditions set forth in the agreement. The term of the Reinsurance Agreement is five years, expiring on December 2, 2024. As of March 31, 2021, the Company has not provided any reinsurance coverage to FedNat under the Reinsurance Agreement.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement, FG Strategic Consulting, LLC (“FGSC,” formerly Fundamental Global Advisors LLC), a wholly-owned subsidiary of the Company, was formed to provide investment advisory services to FedNat, which include identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay FGSC an annual fee of $100,000. FGI Funds Management, LLC serves as the manager to FGSC. FGI Funds Management, LLC is affiliated with Fundamental Global Investors, LLC (“FGI”), the Company’s largest stockholder. The term of the Investment Advisory Agreement is five years, expiring on December 2, 2024.

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

Historically, the Company has operated a real estate business through its subsidiary, FGI Metrolina Property Income Fund, LP; however, the Company does not anticipate that its real estate business will be a significant component of its future business plans.

Reinsurance:

The Company has formed a wholly-owned reinsurance subsidiary, FG Reinsurance Ltd. (“FGRe”), a Cayman Islands limited liability company, to provide specialty property and casualty reinsurance. FGRe has been granted a Class B (iii) insurer license in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto and is subject to regulation by the Cayman Islands Monetary Authority (the “Authority”). The terms of the license require FGRe to receive a capital infusion in the amount of $5.0 million, which the Company effected in July 2020 via the transfer of 156,000 shares of FedNat common stock from the Company along with approximately $3.3 million in cash. The terms of the insurer license also require advance approval from the Authority should FGRe wish to enter into any reinsurance agreements which are not fully collateralized to their aggregate exposure limit. In November 2020, FGRe entered into its first reinsurance transaction, effective January 1, 2021, through a Funds at Lloyds syndicate (“FAL”). The maximum loss exposure in the transaction is approximately $2.9 million and covers all risks written by the syndicate during the 2021 calendar year. On November 12, 2020 FGRe initially funded a trust account at Lloyd’s with approximately $2.4 million in cash to collateralize its obligations under the contract.

Asset Management:

FGSC serves as an investment advisor to FedNat under the investment advisory agreement entered into at the closing of the Asset Sale. The Company has also formed Fundamental Global Asset Management, LLC (“FGAM”), a joint venture with a subsidiary of FGI, to sponsor investment advisors that will manage private funds ranging the full spectrum of alternative equities, fixed income, private equity and real estate. In September 2020, the joint venture sponsored the launch of FG Special Situations Fund via an investment of $5.0 million. Approximately $4.0 million of this investment represented the sponsorship of our first special purpose acquisition company, or “SPAC”.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Insurance:

FGRe is currently in the process of establishing and seeking regulatory approvals for a Risk Retention Group (“RRG”) to be domiciled in the State of Vermont for the purpose of providing directors and officers insurance coverage to special purpose acquisition vehicles. The Company expects to begin operation of the RRG in the 4th quarter of 2021. FGRe would anticipate providing capital, along with other participants, to facilitate the underwriting of such insurance coverage. The Company will focus on fee income derived from originating, underwriting, and servicing the insurance business, while mitigating our financial risk with external reinsurance partners.

SPAC Platform

On December 21, 2020 we formed FG SPAC Solutions LLC (“FGSS”), a Delaware company, to facilitate the launch of our “SPAC Platform”. Under the SPAC Platform, we plan to provide various strategic, administrative, and regulatory support services to newly formed SPACs for a monthly fee. The Company co-founded a partnership, FG SPAC Partners, LP (“FGSP”) to participate as a co-sponsor for newly formed SPACs. The Company also participates in the risk capital investments associated with the launch of such SPACs through its Asset Management business, specifically FG Special Situations Fund, LP. The first transaction entered into under the SPAC Platform occurred on January 11, 2021 by and among FGSS and Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (“Aldel”), a special purpose acquisition company which consummated its initial public offering on April 12, 2021. Under the services agreement between FGSS and Aldel Investors, LLC, FGSS has agreed to provide certain accounting, regulatory, strategic advisory, and other administrative services to Aldel, which include assistance with negotiations with a potential merger target for the SPAC as well as assistance with the de-SPAC process. Additional information regarding our formation of FGSS and our SPAC Platform can be found in Note 10 – Related Party Transactions under the heading “Formation of FG SPAC Partners, LP.”

2. Significant Accounting Policies

Basis of Presentation:

These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Nature of operations and basis of consolidation:

The accompanying Consolidated Financial Statements include the accounts of FG Financial Group, Inc., consolidated with the accounts of all subsidiaries and affiliates in which we hold a controlling financial interest as of the financial statement date. Normally, a controlling financial interest reflects ownership of a majority of the voting interests. We also consolidate variable interest entities (“VIE”) when we possess both the power to direct the activities of the VIE that most significantly affect their economic performance, and we (i) are obligated to absorb the losses that could be significant to the VIE or (ii) hold the right to receive benefits from the VIE that could be significant to the VIE. Significant intercompany balances and transactions have been eliminated upon consolidation.

Information regarding our reportable business segments is contained in Note 13 – Segment reporting.

Discontinued Operations:

Due to the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor (the “Maison Business”) on December 2, 2019, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. For the quarter ended March 31, 2021, we recognized a gain from the sale of the Maison Business of approximately $145,000. This was related to a final true-up and settlement in the current quarter, for income taxes due to the Company under the sale agreement. The following table presents a reconciliation of the major classes of line items constituting pretax profit (loss) of discontinued operations to the after-tax profit (loss) of discontinued operations that are presented in the Company’s consolidated statement of operations for the quarters ended March 31, 2021 and 2020.

(in thousands)	Three months ended March 31,
	2021	2020
Pre-tax gain (loss) on sale	$–	$–
Income tax benefit	(145)	–
Net gain from sale of Maison Business	$145	$–

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

The Use of Estimates in the Preparation of Consolidated Financial Statements:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the application of policies and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the valuation of our investments, the valuation of net deferred income taxes and deferred policy acquisition costs, premium revenue recognition, reserves for loss and loss adjustment expenses, and stock-based compensation expense.

Investments in equity securities:

Investments in equity securities are carried at fair value with subsequent changes in fair value recorded to the Consolidated Statements of Operations as a component of net investment income.

Other investments:

Other investments consist of equity investments made in privately held companies accounted for under the equity method. We utilize the equity method to account for investments when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. We apply the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock.

In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee. We record dividends or other equity distributions as reductions in the carrying value of the investment. In the event that net losses of the investee reduce the carrying amount to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if we have not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in our claim on the investee’s book value.

Other investments also consist of equity we have purchased in a limited partnership and a limited liability company for which there does not exist a readily determinable fair value. The Company accounts for these investments at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of the same issuer. Any profit distributions the Company receives on these investments are included in net investment income.

Investment Company Accounting:

In September 2020, the Company invested approximately $5.0 million, through its joint venture, Fundamental Global Asset Management, LLC (“FGAM”) to sponsor the launch of FG Special Situations Fund, LP, a Delaware limited partnership formed on September 2, 2020 (the “Fund”). The Fund, a VIE which the Company is required to consolidate, is considered an investment company for GAAP purposes and follows the accounting and reporting guidance in the Financial Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies, which includes the presentation of its investments at fair value. All of the Fund’s investments have been included in ‘equity securities’ in the Company’s consolidated balance sheets presented herein.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

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

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, amounts held as collateral under our quota share insurance agreement, as well as other amounts due to us under our quota share insurance agreement. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of March 31, 2021, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

The Company had not experienced any losses related to amounts due to us under our quota share agreement.

Premium Revenue Recognition:

The Company participates in a quota share contract under a Funds at Lloyds (“FAL”) transaction and estimates the ultimate premiums for the contract period. These estimates are based on information received from the ceding companies, whereby premiums are recorded as written in the same periods in which the underlying insurance contracts are written and are based on cession statements from cedents. These statements are received quarterly, in arrears and thus for any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period.

Premium estimates are reviewed by management periodically. Such review includes a comparison of actual reported premiums to expected ultimate premiums. Based on management’s review, the appropriateness of the premium estimates is evaluated, and any adjustments to these estimates are recorded in the period in which they are determined. Changes in premium estimates, including premiums receivable, are not unusual and may result in significant adjustments in any period. A significant portion of amounts included in the caption “Reinsurance balances receivable” in the Company’s consolidated balance sheets represent estimated premiums written, net of commissions, brokerage, and loss and loss adjustment expense, and are not currently due based on the terms of the underlying contracts. Additional premiums due on a contract that has no remaining coverage period are earned in full when written.

Premiums written are generally recognized as earned over the contract period in proportion to the risk covered. Unearned premiums represent the unexpired portion of reinsurance provided.

Policy Acquisition Costs

Policy acquisition costs are costs that vary with, and are directly related to, the successful production of new and renewal business, and consist principally of commissions, taxes and brokerage expenses. If the sum of a contract’s expected losses and loss expenses and deferred acquisition costs exceeds associated unearned premiums and expected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are written off to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the periods presented herein.

Funds Held by Cedents

The caption “Funds Deposited with Reinsured Companies” in the Company’s consolidated balance sheets includes amounts held by Funds at Lloyd’s provided to support our reinsurance contracts with Lloyd’s syndicates. As of March 31, 2021 funds held by cedents were $2.4 million.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment reserve estimates are based on estimates derived from reports the Company has received from ceding companies. These estimates are periodically reviewed by the Company’s management and adjusted as necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

Loss estimates may also be based upon actuarial and statistical projections, an assessment of currently available data, predictions of future developments, estimates of future trends and other factors. The final settlement of losses may vary, perhaps materially, from the reserves recorded. All adjustments to the estimates are recorded in the period in which they are determined. U.S. GAAP does not permit establishing loss reserves, which include case reserves and IBNR loss reserves, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future loss events.

Generally, the Company obtains regular updates of premium and loss related information for the current and historical periods, which are utilized to update the initial expected loss ratio. We also experience lag between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. Client reports have pre-determined due dates (for example, thirty days after each month end). As a result, the lag depends in part upon the terms of the specific contract. The timing of the reporting requirements is designed so that the Company receives premium and loss information as soon as practicable once the client has closed its books. Accordingly, there should be a short lag in such reporting. Additionally, most of the contracts that have the potential for large single event losses have provisions that such loss notifications are provided to the Company immediately upon the occurrence of an event.

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

Fair Value of Financial Instruments:

The carrying values of certain financial instruments, including cash, short-term investments, deposits held, accounts payable, and other accrued expenses approximate fair value due to their short-term nature. The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 4 for further information on the fair value of the Company’s financial instruments.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

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

4. Investments

The following table summarizes the Company’s investments in equity securities as of March 31, 2021 and December 31, 2020.

($ in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
As of March 31, 2021
FNHC common stock	$20,751	$–	$14,070	$6,681
SPAC units	680	–	6	674
Private placements	5,679	3,603	–	9,282
Total equity securities	$27,110	$3,603	$14,076	$16,637

As of December 31, 2020
FNHC common stock	$20,751	$–	$12,209	$8,542
Private placements	4,012	–	–	4,012
Total equity securities	$24,763	$–	$–	$12,554

FedNat Common Stock

On December 2, 2019, the Company received 1,773,102 shares of FedNat Holding Company common stock (Nasdaq: FNHC), along with $25.5 million cash as consideration for the Asset Sale. On July 14, 2020, the Company transferred 156,000 shares of FedNat common stock to FGRe, a wholly-owned subsidiary of the Company, as a capital contribution for no consideration, and, on September 15, 2020, the Company transferred 330,231 shares of FedNat common stock to the Hale Parties as further discussed in Note 10 – “Related Party Transactions”. Following the transactions, the Company directly holds 1,286,871 shares of FedNat common stock. As of May 11, 2021, the estimated fair value of the 1,442,871 shares of FedNat common stock held in the aggregate by the Company and its subsidiary was $6.3 million.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

SPAC Units

SPAC units consist of the public equity of newly formed special purpose acquisition companies held by the Fund. The units typically consist of one share of common stock of the SPAC, along with one-half of one redeemable warrant entitling the holder to purchase one share of common stock at an exercise price of $11.50 per share, although the number of warrants and/or the exercise price of the warrant may vary. The SPAC units are typically issued by the SPAC at a price of $10.00 per unit. These SPAC units which we have purchased trade on either of the Nasdaq Stock Market or New York Stock Exchange.

Private Placements

Private placements typically consist of the private equity and risk capital associated with the sponsorship of SPACs and are also held by the Fund. In September 2020, the Company invested $5.0 million into its joint venture, Fundamental Global Asset Management, LLC (“FGAM’), to capitalize FG Special Situations Fund Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of the Fund. The Fund is wholly owned by FGAM through the Fund’s general partner and the Advisor, both of which are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Of the initial $5.0 million investment, approximately $4.0 million was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8.6 million of risk capital used to launch FG New America Acquisition Corp (NYSE: FGNA), a special purpose acquisition company which consummated its initial public offering on October 2, 2020, and entered into a definitive business combination with Opportunity Financial LLC on February 10, 2021. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor, purchased for approximately $4.0 million. The interests represent a potential beneficial ownership of approximately 1.4 million common shares of FGNA as well as approximately 0.4 million warrants to purchase common shares of FGNA at a price of $11.50 per share. Both the class A and class A-1 interests of the Sponsor are subject to complete loss if FGNA is not able to consummate a business combination in accordance with the terms of its initial public offering. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor. Mr. Cerminara, the Chairman of our Board, is the President and a director of FGNA and a manager of the Sponsor. Mr. Swets, our Chief Executive Officer, is the Chief Executive Officer and a director of FGNA and a manager of the Sponsor.

The Company has determined that its investment in the Fund represents an investment in a variable interest entity (“VIE”) in which the Company is the primary beneficiary and as such, has consolidated the financial results of the Fund as of March 31, 2021. The Company evaluates whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and continuously reconsiders that conclusion. In determining whether the Company is the primary beneficiary, the Company evaluates its control rights as well as economic interests in the entity held either directly or indirectly through affiliates via both qualitative and quantitative analysis. Further investments in, or redemptions of investments in FGAM, by either member of joint venture could affect the entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Company assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

In the first quarter, 2021, the Company invested an additional $1.65 million into the Fund. Additionally, the Fund received outside investment of approximately $0.7 million, resulting in the presentation of noncontrolling interests in the Company’s consolidated balance sheet as of March 31, 2021. This additional investment was used by the Fund to sponsor its second SPAC via an investment of $1.65 million in Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (NYSE: ADF). Of the total $1.65 million the Fund invested in Aldel, $1.0 million was allocated to the Company, with the remaining $0.65 million allocated to noncontrolling interests. The Company’s $1 million investment in Aldel, represents the beneficial ownership of approximately 286,000 Aldel founder shares.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Schedule of Investments

The assets and liabilities of our investment company subsidiary have been included in the Company’s consolidated balance sheets presented herein and as listed in the table below. The assets of the Fund may only be used to settle its obligations. The Company’s maximum exposure to loss as a result of its involvement with the Fund is $6.65 million as of March 31, 2021.

($ in thousands)	March 31, 2021	December 31, 2020

Cash equivalents	$850	$988
Investments-SPAC units	674	–
Investments-Private placements	9,282	4,012
Other assets	4	–
Total assets	$10,810	$5,000

Accounts payable	$10	$–
Total liabilities	$10	$–

Other Investments

Other investments consist of equity investments made in privately held companies accounted for under the equity method. Equity method investments include our investment of $4.0 million in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invests in real estate through a real estate investment trust which is wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, is managed, in part, by Mr. Cerminara, the Chairman of the Company’s Board of Directors. The Company, a limited partner of Metrolina, does not have a controlling interest, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 53% as of March 31, 2021. We have recorded equity method earnings from our investment in Metrolina of approximately $95,000 for each of the quarters ended March 31, 2021 and 2020. The carrying value of our investment in Metrolina as of March 31, 2021 was approximately $4.79 million.

Equity method investments also include our investment in FG SPAC Partners, LP (“FGSP”). On January 4, 2021, FGSP was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGSP and holds an approximate 49% limited partner interest in FGSP directly and through its subsidiaries. Certain of our directors and officers also hold limited partner interests in FGSP. Our Chief Executive Officer and Director, Larry G. Swets, holds a limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. Hassan R. Baqar, a director of our reinsurance subsidiary, FGRe, also holds a limited partner interest through Sequoia Financial LLC, an advisory firm for which Mr. Baqar is managing member. The Chairman of our Board of Directors, D. Kyle Cerminara, also holds a limited partner interest through Fundamental Global, LLC, a holding company for which Mr. Cerminara is the manager and one of the members. We have not recorded any equity method earnings from our investment in FGSP for either of the quarters ended March 31, 2021 and 2020. The carrying value of our investment in FGSP as of March 31, 2021 was approximately $74,000.

On January 11, 2021, FGSP purchased 1,075,000 founder shares from Aldel, for total consideration of $4,674. On March 25, 2021, FGSP entered into a forfeiture agreement with Aldel whereby FGSP agreed to transfer 575,000 of these founder shares back to Aldel at no cost. Concurrent with Aldel’s initial public offering, on April 12, 2021, FGSP also purchased 650,000 warrants at a price of $0.10 per warrant, each exercisable to purchase one share of Aldel’s Class A common stock at an exercise price of $15.00 per share (the “OTM Warrants”), for an aggregate purchase price of $65,000. In addition, as discussed above, the Company through the Fund has invested $1.0 million in the risk capital of Aldel Investors, LLC, which represent beneficial ownership of approximately 286,000 Aldel founder shares. Altogether, the Company’s investment represents beneficial interests of approximately 533,000 Aldel founder shares and approximately 321,000 OTM Warrants. Our Chief Executive Officer and Director, Larry G. Swets, serves as Senior Advisor to Aldel. Hassan R. Baqar, director of our reinsurance subsidiary, FGRe, serves as Chief Financial Officer of Aldel. The Chairman of our Board of Directors, D. Kyle Cerminara serves as a director of Aldel.

Other investments also consist of equity we have purchased in a limited partnership and a limited liability company for which there does not exist a readily determinable fair value. The Company accounts for these investments at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of the same issuer. Any profit distributions the Company receives on these investments are included in net investment income. The Company’s total investment in these two entities was approximately $606,000 as of March 31, 2021. For the quarters ended March 31, 2021 and 2020, the Company has received profit distributions of $0 and $88,000 on these investments, respectively, which has been included in income. Furthermore, both investments began the process of returning capital back to its investors in 2020. As of March 31, 2021, the Company has received approximately 22% of its initial $776,000 investment back from these investments.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Impairment:

For equity securities without readily determinable fair values, impairment is determined via a qualitative assessment which considers indicators to evaluate whether the investment is impaired. Some of these indicators include a significant deterioration in the earnings performance or asset quality of the investee, a significant adverse change in regulatory, economic or general market conditions in which the investee operates, or doubt over an investee’s ability to continue as a going concern. If the investment is deemed to be impaired after conducting this analysis, the Company would estimate the fair value of the investment to determine the amount of impairment loss.

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

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional investment managers and appraisers could be incorrect;

●	the past operating performance and cash flows generated from the investee’s operations may not reflect their future performance; and

●	the estimated fair values for investment for which observable market prices are not available are inherently imprecise.

We have not recorded an impairment on our investments for either of the quarters ended March 31, 2021 and 2020.

Net investment income (loss) for the quarters ended March 31, 2021 and 2020 is as follows:

($ in thousands)	Three Months Ended March 31,
	2021	2020
Unrealized holding loss on FNHC common stock	$(1,861)	$(9,132)
Unrealized holding gain on private placement investments	3,603	–
Dividend income from FNHC common stock	–	160
Equity method earnings	95	95
Other	13	171
Net investment income (loss)	$1,850	$(8,706)

5. Fair Value Measurements

The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. The FASB has issued guidance that defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal, or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets providing the most reliable measurement of fair value since it is directly observable.

●	Level 2 – inputs to the valuation methodology which include quoted prices for similar assets or liabilities in active markets. These inputs are observable, either directly or indirectly, for substantially the full-term of the financial instrument.

●	Level 3 - inputs to the valuation methodology which are unobservable and significant to the measurement of fair value.

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

We have valued our investment in FedNat and SPAC units at their last reported sales price as the shares and units are traded on a national exchange. They have been characterized in Level 1 of the fair value hierarchy.

Our private placement investments have been characterized in Level 3 of the fair value hierarchy. As of March 31, 2021, the Fund’s private placement investments consist of equity interests in the sponsor companies of FGNA and Aldel. The estimated fair value of our FGNA sponsor interests consist of both class A and A-1 interests in the sponsor, which represent the beneficial interest of approximately 1.4 million founder shares of FGNA as well as approximately 430,000 warrants to purchase FGNA common stock at $11.50 per share. The value of these interests was determined using Monte Carlo simulation and option pricing models. Inherent in Monte Carlo simulation and option pricing models are assumptions related to expected volatility, expected term, dividend yield and risk-free interest rate of the underlying SPAC common stock. The Company estimates the volatility of the common stock based on the historical performance of various broad market indices blended with various peer companies which the Company considers to have similar characteristics to the underlying SPAC.

Following are the significant inputs in the valuation model for the fair value of our FGNA sponsorship interests as of March 31, 2021:

	Founder Shares	Warrants
Expected volatility	30.0%	30.0%
Expected term (years)	1.1 to 1.3	5.3
Dividend yield	0.0%	0.0%
Risk-free rate	0.1%	1.0%
Probability weighted restructure adjustment	81.3%	n/a
Probability of completing a business combination	70.0%	70.0%
Discount for lack of marketability	13.0%	n/a

For private operating companies, the transaction price, excluding transaction costs, is typically the best estimate of fair value at acquisition. Accordingly, our sponsor interests in Aldel have been valued at their transaction price, excluding transaction costs as of March 31, 2021. This is due to: 1) the fact that the Fund just recently acquired these securities in March 2021; 2) there have not been any additional transactions in these securities, or in substantially similar securities since our original purchase; 3) as of March 31, 2021, Aldel had not yet completed its initial public offering (Aldel completed its IPO on April 12, 2021); and 4) no other significant events have occurred with respect to the Sponsor or Aldel as of measurement date, which warranted an adjustment to fair value.

At each subsequent measurement date, we will review the valuation of these investments and will record adjustments as necessary to reflect the expected exit value of the investment under current market conditions. The Fund uses an independent pricing service to value its private operating company investments which may include an income approach, a market approach, or a combination thereof. The Fund may use multiple valuation approaches and estimate fair value based on a weighted average or a selected outcome within a range of multiple valuation results. Due to the inherent uncertainty of valuations, the fair values reflected in the financial statements as of the measurement date may differ materially from: 1) values that would have been used had a readily available market existed for these investments; and 2) the values that may ultimately be realized upon sale of the investments.

Financial instruments measured, on a recurring basis, at fair value as of March 31, 2021 and December 31, 2020 in accordance with the guidance promulgated by the FASB are as follows.

(in thousands)
As of March 31, 2021	Level 1	Level 2	Level 3	Total
FedNat common stock	$6,681	$–	$–	$6,681
SPAC units	674	–	–	674
Private placements	–	–	9,282	9,282
	$7,355	$–	$9,282	$16,637

As of December 31, 2020
FNHC common stock	$8,542	$–	$–	$8,542
Private placements	–	–	4,012	4,012
	$8,542	$–	$4,012	$12,554

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

The following table presents the changes in assets classified in Level 3 of the fair value hierarchy for the three months ended March 31, 2021. There was no activity with respect to Level 3 assets for the three months ended March 31, 2020.

(in thousands)	2021
Balance, January 1	$4,012
Purchases	1,667
Unrealized holding gains	3,603
Balance, March 31	$9,282

6. Loss and Loss Adjustment Expense Reserves

A significant degree of judgment is required to determine amounts recorded in the consolidated financial statements for the provision for loss and loss adjustment expense (“LAE”) reserves. The process for establishing this provision reflects the uncertainties and significant judgmental factors inherent in predicting future results of both known and unknown loss events. The process of establishing the provision for loss and LAE reserves relies on the judgment and opinions of a large number of individuals, including the opinions of the Company’s management, as well as the management of ceding companies and their actuaries.

The COVID-19 pandemic is unprecedented, and the Company does not have previous loss experience on which to base the associated estimate for loss and loss adjustment expenses. In estimating losses, the Company may assess any of the following:

●	a review of in-force treaties that may provide coverage and incur losses;
●	general forecasts, catastrophe and scenario modelling analyses and results shared by cedents;
●	reviews of industry insured loss estimates and market share analyses; and
●	management’s judgement.

Significant assumptions which served as the basis for the Company’s estimates of reserves for the COVID-19 pandemic losses and loss adjustment expenses include:

●	the scope of coverage provided by the underlying policies, particularly those that provide for business interruption coverage;
●	the regulatory, legislative, and judicial actions that could influence contract interpretations across the insurance industry;
●	the extent of economic contraction caused by the COVID-19 pandemic and associated actions; and
●	the ability of the cedents and insured to mitigate some or all of their losses.

The quarter ending March 31, 2021 represents the Company’s initial reporting period under the Company’s Funds at Lloyd’s (“FAL”) reinsurance agreement. Under the terms of our agreement, and due to the nature of claims and premium reporting, a lag exists between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. The reports we receive from our cedents have pre-determined due dates. In the case of the Company’s FAL contract, first quarter 2021 premium and loss information will not be made available to the Company until subsequent to the filing of this quarterly report. Thus, quarterly results, including the loss and loss adjustment expense reserves presented herein, have are based solely upon full-year forecasts reported to us by the ceding companies. The Company will obtain regular updates of premium and loss related information for the current and historical periods, which will be utilized to update this initial expected loss ratio.

While the Company believes its estimate of loss and loss adjustment expense reserves are adequate as of March 31, 2021, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information is provided.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

A summary of changes in outstanding loss and loss adjustment expense reserves for the three months ended March 31, 2021 is as follows. There was no activity with respect to loss and loss adjustment expense reserves for the three months ended March 31, 2020.

(in thousands)	2021

Balance, January 1, gross of reinsurance	$–
Less reinsurance recoverable on loss and LAE expense reserves	–
Balance, January 1, net of reinsurance	–
Incurred related to:
Current year	106
Prior years	–
Paid related to:
Current year	–
Prior years	–
Balance, March 31, net of reinsurance	106
Plus reinsurance recoverable related to loss and LAE expense reserves	–
Balance, March 31, gross of reinsurance	$106

7. Income Taxes

Income tax expense for the three months ended March 31, 2021 and 2020 varies from the amount that would result by applying the applicable statutory federal income tax rate to income before income taxes as summarized in the following table:

($ in thousands)	Three months ended March 31,
	2021	2020
Income tax expense (benefit) at statutory income tax rate of 21%	$(24)	$(1,991)
Valuation allowance for deferred tax assets deemed unrealizable	(7)	1,037
Rate differential due to CARES Act	–	(214)
State income tax (net of federal tax benefit)	(114)	–
Share-based compensation	1	–
Other	(1)	(17)
Income tax benefit	$(145)	$(1,185)

Income tax benefit – from continuing operations	$–	$(1,185)
Income tax benefit – from discontinued operation	$(145)	$–

Due to the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor (the “Maison Business”) on December 2, 2019, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. For the quarter ended March 31, 2021, we recognized a gain from the sale of the Maison Business of approximately $145,000. This was related to a final true-up and settlement in the current quarter, for income taxes due to the Company under the sale agreement.

As a result of the passage of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company recorded a credit of $214,000 against its income tax expense for the quarter ended March 31, 2020, due to a provision in the CARES Act which allows for the five-year carryback of net operating losses. Prior to the passage of the CARES Act, these net operating losses were only available to offset future taxable income generated by the Company.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes as compared to the amounts used for income tax purposes. As of March 31, 2021, the Company has gross net deferred tax assets of approximately $3.9 million; however the Company has recorded a valuation allowance against all of its deferred tax assets due to the uncertain nature surrounding our ability to realize these tax benefits in the future, resulting in a net deferred income tax asset of $0 as of March 31, 2021. Significant components of the Company’s net deferred tax assets are as follows:

	March 31, 2021	December 31, 2020
Deferred income tax assets:
Net operating loss carryforward	$1,520	$1,143
Share-based compensation	228	216
Investments	2,944	2,570
Other	34	5
Deferred income tax assets	$4,726	3,934
Less: Valuation allowance	(3,926)	(3,934)
Deferred income tax assets net of valuation allowance	$800	$–

Deferred income tax liabilities:
Investments	$755	$–
Other	45	–
Deferred income tax liabilities	$800	$–

Net deferred income tax asset (liability)	$–	$–

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

As of March 31, 2021, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $7.2 million, which will be available to offset future taxable income. The Company’s NOLs expire as follows: $0.5 million in 2039, $0.1 million in 2040, and $0.3 million in 2040. The remaining $6.3 million in NOLs do not expire under current tax law.

As of March 31, 2021, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

8. Equity Incentive Plan Grants

In April 2014, the Company established an equity incentive plan for employees and directors of the Company (the “2014 Plan”). The purpose of the 2014 Plan was to create incentives designed to motivate recipients to significantly contribute toward the Company’s growth and success, to attract and retain persons of outstanding competence, and to provide such persons with an opportunity to acquire an equity interest in the Company.

The 2014 Plan allowed for the issuance of non-qualified stock options, restricted stock, restricted stock units (“RSUs”), performance shares, performance cash awards, and other stock-based awards and provided for the issuance of 354,912 shares of common stock. On May 31, 2018, the 2014 Plan was terminated with the adoption of the 2018 Plan, as discussed below.

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

As of March 31, 2021, the Company had RSU agreements outstanding under the 2014 Plan and both non-qualified stock options and RSUs outstanding under the 2018 Plan.

Restricted Stock Units issued under both the 2014 and 2018 Plans

On May 29, 2015, the Company’s Board of Directors granted 4,000 RSUs to our Chief Financial Officer, John S. Hill under the 2014 Plan. Each RSU granted entitles Mr. Hill to one share of the Company’s common stock upon the vesting date of the RSU. The RSUs vest as follows: (i) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $10.00 per share; and (ii) 50% upon the date that the closing price of the Company’s common stock equals or exceeds $12.00 per share. Prior to the vesting of the RSUs, Mr. Hill will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should Mr. Hill discontinue employment with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment is discontinued. As of March 31, 2021, all 4,000 RSUs remain outstanding under the grant.

On May 31, 2017, the Compensation Committee of the Company’s Board of Directors approved a share matching arrangement resulting in the issuance of 108,330 RSUs under the 2014 Plan issued to the Company’s officers and non-employee directors. The RSUs were issued on December 15, 2017, and entitle each grantee to one share of the Company’s common stock upon the vesting date of the RSU, which will vest 20% per year over a period of five years following the date granted, subject to each officer’s continued employment with the Company, or each director’s continued service on the Board. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should the grantee discontinue employment or Board service with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment or service is discontinued. The Board of Directors may, in its discretion, accelerate vesting in the event of early retirement. As of March 31, 2021, 20,798 RSUs remain outstanding under the grant. The RSUs granted on December 15, 2017 will also vest in full as of the last date of service as a director of the Company should the director make himself or herself available and consent to be nominated by the Company for continued service but is not nominated by the Board for election by the shareholders, other than for good reason as determined by the Board in its discretion.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

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

Also, on August 22, 2018, the Company modified its compensation program for all non-employee directors of the Company, effective September 1, 2018. The modified compensation program allows for an annual grant of RSUs with a value of $40,000, vesting in five equal annual installments, beginning with the first anniversary of the grant date. Accordingly, on August 22, 2018, August 13, 2019, and again on August 12, 2020, the Board issued RSUs to each of the Company’s then serving non-employee directors, representing a value of $40,000 per director. The total number of RSUs granted were 34,284 on August 22, 2018, 61,776 on August 13, 2019, and 60,998 on August 12, 2020. Furthermore, on January 11, 2019, the Company’s Board appointed two new directors to the Board, Ambassador Rita Hayes and Dr. Marsha G. King, resulting in the issuance of 5,397 RSUs to each of these two directors, representing their pro-rata share of the RSU grant issued to each of the Company’s non-employee directors on an annual basis. The terms of the RSUs granted allow for their immediate vesting, subject to the Board’s discretion, upon a director’s resignation or retirement from the Board. Accordingly, upon the resignation of Marsha G. King and Lewis M. Johnson on December 14, 2020 and March 12, 2021, respectively, the Board accelerated the vesting of 19,210 RSUs that had been previously granted to Ms. King, and 20,987 RSUs that had been previously granted to Mr. Johnson.

The following table summarizes RSU activity for the three months ended March 31, 2021 and 2020.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2020	140,002	$5.93
Granted	–	–
Vested	(2,158)	4.94
Forfeited	–	–
Non-vested units, March 31, 2020	137,844	$5.94

Non-vested units, January 1, 2021	148,486	$5.44
Granted	–	–
Vested	(22,067)	5.46
Forfeited	–	–
Non-vested units, March 31, 2020	126,419	$5.44

Stock options issued under the 2018 Plan:

On January 12, 2021, in connection with Larry G. Swets Jr.’s appointment as CEO, the Company entered into a Stock Option Agreement (the “Stock Option”) with Mr. Swets under the Company’s 2018 Plan. The Stock Option entitles Mr. Swets to purchase up to 130,000 shares of the Company’s common stock at an exercise price of $3.38 per share. The Stock Option becomes vested and fully exercisable in 20% increments on each anniversary of the grant date provided that Mr. Swets remain in the continuous service of the Company through each applicable vesting date and provided that the Company’s book value per share shall have increased by 15% or more as compared to the Company’s book value per share as of the fiscal year end prior. The Stock Option expires on January 11, 2031.

The Stock Option contains performance and service conditions that affect vesting. Pursuant to ASC Topic 718- Stock Compensation, these conditions have not been reflected in estimating the fair value of the award upon its grant date, however the Company employed a Monte Carlo model to estimate the likelihood of satisfaction of the required performance and service conditions. This resulted in a derived service period of approximately 3.3 years under the grant.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

In estimating the fair value of Stock Option, the Company estimated volatility based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the Stock Option. The expected life of the Stock Option is assumed to be equivalent to its contractual term. The dividend rate is based on our historical rate, which the Company anticipates will remain at zero. The following assumptions were used to determine the estimated fair value of the Stock Option:

Expected volatility	45.60%
Expected life (years)	10.00
Risk-free interest rate	1.15%
Dividend yield	0.00%

Total stock-based compensation expense for the three months ended March 31, 2021 and 2020 was approximately $177,000 and $52,000, respectively. As of March 31, 2021, total unrecognized stock compensation expense of $706,000 remains, which will be recognized through September 30, 2025. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense.

The following table summarizes activity for stock options issued for the quarter ended March 31, 2021. There was no activity for the quarter ended March 31, 2020.

Common Stock Options	Shares	Weighted Ave Exercise Price	Weighted Ave Remaining Contractual Term (yrs)	Weighted Ave Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2021	–	$–	–	$–	$–
Exercisable, January 1, 2021	–	$–	–	$–	$–
Granted	130,000	3.38	10.00	1.88	–
Exercised	–	–	–	–	–
Cancelled	–	–	–	–	–
Outstanding, March 31, 2021	130,000	$3.38	9.79	$1.88	$165,100
Exercisable, March 31, 2021	–	$–	–	$–	$–

Warrants

For the quarters ended March 31, 2021 and 2020, warrants were neither granted nor exercised, nor did any warrants expire. As of March 31, 2021, the Company had 1,500,000 warrants outstanding with an exercise price of $15.00, which expire on February 24, 2022.

9. Shareholders’ Equity

On February 28, 2018, we completed the underwritten public offering of 640,000 shares of the preferred stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). Also, on March 26, 2018, we issued an additional 60,000 shares of Series A Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, when, as and if declared by our Board of Directors or a duly authorized committee thereof. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. The Company’s Board of Directors declared the second quarter 2021 dividend on the shares of Series A Preferred Stock on May 14, 2021.

The Series A Preferred Stock is not redeemable prior to February 28, 2023. On and after that date, the Series A Preferred Stock will be redeemable at our option, for cash, in whole or in part, at a redemption price of $25.00 per share of Series A Preferred Stock, plus all accumulated and unpaid dividends to, but not including, the date of redemption. The Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. The Series A Preferred Stock will generally have no voting rights except as provided in the Certificate of Designations or as from time to time provided by law. The affirmative vote of the holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and each other class or series of voting parity stock will be required at any time for us to authorize, create or issue any class or series of our capital stock ranking senior to the Series A Preferred Stock with respect to the payment of dividends or the distribution of assets on liquidation, dissolution or winding up, to amend any provision of our Certificate of Incorporation so as to materially and adversely affect any rights of the Series A Preferred Stock or to take certain other actions. The Series A Preferred stock shares trade on the Nasdaq Stock Market under the symbol “FGFPP”.

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

10. Related Party Transactions

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

Investment in Metrolina

As of March 31, 2021, the Company has invested $4.0 million as a limited partner in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invests in real estate through a real estate investment trust which is wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, is managed, in part, by Mr. Cerminara, the Chairman of the Board of Directors of the Company. For the year ending December 31, 2020, the Company paid approximately $80,000 in performance-based fees to the general partner of Metrolina. Metrolina’s investment program is managed by FGI Funds Management LLC, an affiliate of FGI, which, with its affiliates, is the largest stockholder of the Company. The Company’s investment represents an approximate 53% ownership stake in Metrolina as of March 31, 2021.

Joint Venture Agreement

On March 31, 2020, the Company entered into the Limited Liability Company Agreement of Fundamental Global Asset Management, LLC (“FGAM”), a joint venture owned 50% by each of the Company and FGI Funds Management, LLC, an affiliate of FGI (“FGIFM” and together with the Company, each a “Member” and collectively, the “Members”). The purpose of FGAM is to sponsor, capitalize and provide strategic advice to investment managers in connection with the launch and/or growth of their asset management business and the investment products they sponsor.

FGAM is governed by a Board of Managers consisting of four managers, two of which have been appointed by each Member. The Company has appointed two of its independent directors to the Board of Managers of FGAM. Certain major actions, including any decision to sponsor a new investment manager, require the prior consent of both Members.

In September 2020, the Company provided seed capital of $4.0 million into FGAM, to capitalize FG Special Situations Fund Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of FG Special Situations Fund, LP (the “Fund”), a Delaware limited partnership also formed on September 2, 2020. The Fund is wholly owned by FGAM through the Fund’s general partner and the Advisor, both of which are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Of the total $5.0 million invested, approximately $4.0 million was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8.6 million of risk capital used to launch FG New America Acquisition Corp (NYSE: FGNA), a special purpose acquisition company which consummated its initial public offering on October 2, 2020, and entered into a definitive business combination with Opportunity Financial LLC, on February 10, 2021. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor, purchased for approximately $4.0 million. The class A and class A-1 interests represent beneficial ownership of approximately 1.4 million common shares of FGNA as well as approximately 0.4 million warrants to purchase common shares of FGNA at a price of $11.50 per share. Both the class A and class A-1 interests of the Sponsor are subject to complete loss if FGNA is not able to consummate a business combination in accordance with the terms of its initial public offering. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor.

Mr. Cerminara, the Chairman of our Board, is the President and a director of FGNA and a manager of the Sponsor. Mr. Swets, our Chief Executive Officer, is the Chief Executive Officer and a director of FGNA and a manager of the Sponsor. Hassan R. Baqar, director of our reinsurance subsidiary, FGRe, serves as Chief Financial Officer of FGNA.

In the first quarter 2021, the Company invested an additional $1.65 million into FGAM, which, in turn, was further invested into the Fund. Additionally, the Fund received outside investment of approximately $0.7 million during the quarter. This additional investment was used by the Fund to sponsor its second SPAC via an investment of $1.65 million in Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (NYSE: ADF). Of the total $1.65 million the Fund invested in Aldel, $1.0 million was allocated to the Company, with the remaining $0.65 million allocated to noncontrolling interests. The Company’s $1 million investment in Aldel, represents the beneficial ownership of approximately 286,000 Aldel founder shares.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Mr. Swets serves as Senior Advisor to Aldel, Mr. Baqar serves as Chief Financial Officer of Aldel, and Mr. Cerminara serves as a director of Aldel.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement entered into upon closing of the Asset Sale, FG Strategic Consulting, LLC (“FGSC,”, formerly Fundamental Global Advisors LLC), a wholly-owned subsidiary of the Company, has agreed to provide investment advisory services to FedNat, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay FGSC an annual fee of $100,000. FGI Funds Management, LLC will serve as the manager to FGSC. Both the Advisor and FGI Funds Management, LLC are affiliates of Fundamental Global Investors, LLC, the Company’s largest stockholder. The Investment Advisory Agreement expires on December 2, 2024.

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

The Company paid $456,250 and $0 to FGM under the Shared Services Agreement for the three months ended March 31, 2021 and 2020, respectively.

Share Repurchase Transaction

On September 15, 2020, the Company entered into a Share Repurchase and Cooperation Agreement (the “Share Repurchase Agreement”) with Hale Partnership Capital Management, LLC and certain of its affiliates (collectively, the “Hale Parties”), which, prior to the transaction, owned more than 18% of our outstanding common stock (the “Share Repurchase Transaction”).

Pursuant to the Share Repurchase Agreement, the Company agreed to purchase (exclusive of any fees or expenses) all of the 1,130,152 shares of the Company’s common stock, owned, of record or beneficially, by the Hale Parties, in exchange for an aggregate of approximately $2.8 million in cash and 330,231 shares of FedNat common stock previously owned by the Company (the “FedNat Shares”) having an estimated fair value of approximately $2.7 million on September 15, 2020. As acknowledged by the Hale Parties in the Share Repurchase Agreement, that certain Standstill Agreement, dated December 2, 2019, by and between FedNat and the Company, imposes certain restrictions in respect of the FedNat Shares transferred by the Company to the Hale Parties. FedNat is not party to, or a third-party beneficiary of, the agreement.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

The Share Repurchase Agreement contains certain customary standstill provisions that, for a period of five years commencing September 15, 2020 (the “Standstill Period”), prohibit, among other things, the Hale Parties from (i) making certain announcements regarding the Company’s transactions, (ii) soliciting proxies, (iii) acquiring ownership of any securities of the Company, (iv) advising, encouraging or influencing any vote or disposition of any securities of the Company, (v) selling securities of the Company resulting in any third party owning more than 4.9% of the outstanding shares of the Company’s common stock (subject to certain exceptions set forth in the Share Repurchase Agreement), (vi) taking actions to change or influence the Board of Directors of the Company, Company management or the direction of certain Company matters and (vii) exercising certain stockholder rights. The Company and the Hale Parties further agreed that they will not disparage each other and that they will not initiate any lawsuit, claim or proceeding with respect to any claims against the Company or any of the Hale Parties, as applicable, based on facts known as of the date of the Share Repurchase Agreement, in each case applicable during the Standstill Period, and to a mutual release of claims.

Each of the Company and the Hale Parties has the right to terminate the Share Repurchase Agreement prior to the end of the Standstill Period if (i) any of the Hale Parties, in the case of the Company, or (ii) the Company, in the case of the Hale Parties, commits a material breach of the Share Repurchase Agreement and such breach is not cured within 15 days after notice is given to the breaching party.

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

Formation of FG SPAC Partners, LP

On January 4, 2021, FG SPAC Partners, LP (“FGSP”) was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGSP and holds an approximate 49% limited partner interest in FGSP directly and through its subsidiaries. Certain of our directors and officers also hold limited partner interests in FGSP. Our Chief Executive Officer and Director, Larry G. Swets, holds a limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. Hassan R. Baqar, a director of our reinsurance subsidiary, FGRe, also holds a limited partner interest through Sequoia Financial LLC, an advisory firm for which Mr. Baqar is managing member. The Chairman of our Board of Directors, D. Kyle Cerminara, also holds a limited partner interest through Fundamental Global, LLC, a holding company for which Mr. Cerminara is the manager and one of the members.

On January 11, 2021, FGSP purchased 1,075,000 founder shares from Aldel, for total consideration of $4,674. On March 25, 2021, FGSP entered into a forfeiture agreement with Aldel whereby FGSP agreed to transfer 575,000 of these founder shares back to Aldel at no cost. Concurrent with Aldel’s initial public offering, on April 12, 2021, FGSP also purchased 650,000 warrants at a price of $0.10 per warrant, each exercisable to purchase one share of Aldel’s Class A common stock at an exercise price of $15.00 per share (the “OTM Warrants”), for an aggregate purchase price of $65,000. In addition, the Company through its joint venture investment in Fundamental Global Asset Management, LLC and the FG Special Situations Fund, LP, has invested $1.0 million in the risk capital of Aldel Investors, LLC, which represent beneficial ownership of approximately 286,000 Aldel founder shares. Altogether, the Company’s investment represents beneficial interests of approximately 533,000 Aldel founder shares and approximately 321,000 OTM Warrants. Our Chief Executive Officer and Director, Larry G. Swets, serves as Senior Advisor to Aldel. Hassan R. Baqar, director of our reinsurance subsidiary, FGRe, serves as Chief Financial Officer of Aldel. The Chairman of our Board of Directors, D. Kyle Cerminara serves as a director of Aldel.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

11. Net Income (loss) Per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three months ended March 31, 2021 and 2020.

($ in thousands)	Three months ended March 31,
	2021	2020
Basic and diluted:
Net loss from continuing operations	$(112)	$(8,297)
Loss attributable to noncontrolling interests	(1)	–
Dividends declared on Series A Preferred Shares	350	350
Loss attributable to FG Financial Group, Inc. common shareholders (numerator)	(461)	(8,647)
Weighted average common shares outstanding (denominator)	4,992,989	6,067,845
Loss per common share from continuing operations	$(0.09)	$(1.43)

Gain from sale of Maison Business, net of taxes (numerator)	$145	$–
Weighted average common shares outstanding (denominator)	4,992,989	6,067,845
Income per common share from discontinued operations	$0.03	$–

The following potentially dilutive securities outstanding as of March 31, 2021 and 2020 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of March 31,
	2021	2020
Options to purchase common stock	130,000	–
Warrants to purchase common stock	1,500,000	1,500,000
Restricted stock units	126,419	137,844
	1,756,419	1,637,844

12. Commitments and Contingencies

Equity Award Letter Agreement

On January 18, 2021, Company and the Company’s Chief Executive Officer, Larry Swets, Jr., entered into an Equity Award Letter Agreement (the “Letter Agreement”), pursuant to which the Company agreed to grant Mr. Swets a future award (the “Future Award”) of 370,000 stock options, restricted shares or restricted stock units, subject to the approval of an amended and/or new equity plan, among other conditions. Specifically, under the Letter Agreement, no such Future Award may be granted until there is a determination by the Compensation Committee of the specific vesting and other terms of the award, and an amended and/or new equity plan, in a form to be prepared and reviewed by the Board of Directors of the Company (the “Board”), has been approved by the Board and stockholders of the Company that authorizes a sufficient number of shares of common stock to make such Future Award.

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

Operating Lease Commitments:

Effective December 1, 2020, the Company entered into a lease agreement for office space in St. Petersburg, FL. The lease has a term of six months. Total minimum rent over the six-month term is expected to be $9,000. Due to the short-term nature of the lease, the Company has recognized lease expense on a straight-line basis over the term of the lease, with any variable lease payments recognized in the period in which the obligation for the payment occurred.

Rent expense was $5,000 and $7,000 for the three months ended March 31, 2021 and 2020, respectively.

Impact of the Coronavirus (COVID-19) Pandemic:

We continue to monitor the recent outbreak of the novel coronavirus (COVID-19) on our operations.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

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

13. Segment Reporting

The Company has two operating segments, insurance and asset management. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax. Our insurance segment consists of the operations of our Cayman Islands-based reinsurance subsidiary, FGRe, which includes our FAL reinsurance agreement, as well the returns associated with the investments made by our reinsurance operations, which include the Company’s FNHC common stock investment as well as a portion of its investment in Aldel. Our asset management segment includes the operations of the Fund, as well as our investments in Metrolina, our investment advisory agreement with FedNat and the operations of our newly formed SPAC Platform.

The following table presents the financial information for each segment that is specifically identifiable or based on allocations using internal methodology as of and for the three months ended March 31, 2021 and 2020. The three months ended March 31, 2020 marked the first quarter following the sale of the Company’s insurance operations in the Asset Sale. Accordingly, the Company had limited information to present for its insurance segment for that period, restricted primarily to its investment in FNHC common stock. Furthermore, cash proceeds received as a result of the Asset Sale had not yet been deployed and have been presented in the ‘other’ segment as of March 31, 2020.

(in thousands) For the three months ended March 31, 2021	Insurance	Asset Management	Other	Total
Revenues from external customers	$185	$55	$–	$55
Interest revenue	13	8	–	21
Total revenue	(1,664)	3,754	–	2,090
Depreciation and amortization	–	–	31	31
Income (loss) before income tax	(2,129)	3,598	(1,581)	(112)

As of March 31, 2021
Segment assets	$10,533	$16,375	$8,952	$35,860

For the three months ended March 31, 2020
Revenues from external customers	$–	$25	$4	$29
Interest revenue	–	83	–	83
Total revenue	(8,972)	291	4	(8,677)
Depreciation and amortization	–	–	1	1
Income (loss) before income tax	(8,972)	291	(801)	(9,482)

As of March 31, 2020
Segment assets	$20,355	$4,133	$30,295	$54,783

FG FINANCIAL GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report for the year ended December 31, 2020 on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2021.

Cautionary Note about Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “can,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “evaluate,” “forecast,” “goal,” “guidance,” “indicate,” “intend,” “likely,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probable,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “view,” “will,” “would,” “will be,” “will continue,” “will likely result” or the negative thereof or other variations thereon or comparable terminology. In particular, discussions and statements regarding the Company’s future business plans and initiatives are forward-looking in nature. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these to be reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, and may impact our ability to implement and execute on our future business plans and initiatives. You should be aware that many of the risks listed below were, and may continue to be, exacerbated by the COVID-19 pandemic.

Management cautions that the forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation: risks associated with our limited business operations since the closing of the Asset Sale; risks associated with our inability to identify and realize business opportunities, and the undertaking of any new such opportunities, following the Asset Sale; our ability to spend or invest the net proceeds from the Asset Sale in a manner that yields a favorable return; general conditions in the global economy, including the impact of health and safety concerns from the current COVID-19 pandemic and the impact of governmental measures taken in response thereto; the uncertainty and difficulty in predicting the ultimate impact of the COVID-19 pandemic on our business; our lack of operating history or established reputation in the reinsurance industry; our inability to obtain or maintain the necessary approvals to operate reinsurance subsidiaries; risks associated with operating in the reinsurance industry, including inadequately priced insured risks, credit risk associated with brokers we may do business with, and inadequate retrocessional coverage; our inability to execute on our investment and investment management strategy, including our strategy to invest in real estate assets; potential loss of value of investments; risk of becoming an investment company; fluctuations in our short-term results as we implement our new business strategy; risks of not being unable to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; our limited operating history as a publicly traded company; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; potential conflicts of interest between us and our directors and executive officers; the impact of the COVID-19 pandemic on the business of FedNat Holding Company; continued volatility or further decline in the value of the shares of FedNat Holding Company common stock received by us as consideration in the Asset Sale or limitations and restrictions with respect to our ownership of such shares; risks of being a minority stockholder of FedNat Holding Company; risks associated with our related party transactions and investments; and risks associated with our inability to continue to satisfy the listing standards of the Nasdaq following completion of the Asset Sale. Our expectations and future plans and initiatives may not be realized. If one of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. You are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements are made only as of the date hereof and do not necessarily reflect our outlook at any other point in time. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect new information, future events or developments.

FG FINANCIAL GROUP, INC.

Overview

FG Financial Group, Inc. (“FGF”, the “Company”, “we”, or “us”) is a reinsurance and investment management holding company focused on opportunistic collateralized and loss capped reinsurance, while allocating capital to SPAC and SPAC sponsor-related businesses. The Company’s principal business operations are conducted through its subsidiaries and affiliates. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to the offering, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. From our inception through December 2, 2019, we operated as an insurance holding company, writing property and casualty insurance throughout the states of Louisiana, Florida and Texas through our subsidiaries. On December 2, 2019, we sold our three insurance subsidiaries, and embarked on a new strategy focused on insurance, reinsurance, real estate, and asset management. Accordingly, on December 14, 2020, our shareholders approved a change in our corporate name to FG Financial Group, Inc., to better align with this new business strategy.

As of March 31, 2021, Fundamental Global Investors, LLC, a privately owned investment management company, and its affiliates, or FGI, beneficially owned approximately 61% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI.

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

In addition to the Registration Rights Agreement, the Company and FedNat entered into a Standstill Agreement, a Reinsurance Capacity Right of First Refusal Agreement (the “Reinsurance Agreement”), and an Investment Advisory Agreement at the closing of the Asset Sale.

Standstill Agreement

The Standstill Agreement imposes certain limitations and restrictions with respect to the voting securities of FedNat (including shares of FedNat common stock) that are owned or held beneficially or of record by the Company. Under the Standstill Agreement, the Company has agreed to vote all of the voting securities of FedNat beneficially owned by the Company in accordance with the recommendation of the board of directors of FedNat with respect to any matter that is before the stockholders of FedNat for a vote by such stockholders. The Standstill Agreement imposes limitations on the sale of voting securities of FedNat held by the Company and restricts the Company from taking certain actions as a holder of voting securities of FedNat. The Standstill Agreement expires on December 2, 2024.

For insurance regulatory purposes, the Company has waived any rights that it may have to exercise control of FedNat.

FG FINANCIAL GROUP, INC.

Reinsurance Capacity Right of First Refusal Agreement

The Reinsurance Agreement provides the Company with a right of first refusal to sell reinsurance coverage to the insurance company subsidiaries of FedNat, providing reinsurance on up to 7.5% of any layer in FedNat’s catastrophe reinsurance program, subject to the annual reinsurance limit of $15.0 million, on the terms and subject to the conditions set forth in the Reinsurance Agreement. All reinsurance sold by the Company pursuant to the right of first refusal, if any, will be memorialized in an agreement in such form and subject to such terms and conditions as are customary in the property and casualty insurance industry. The Reinsurance Agreement is assignable by the Company subject to conditions set forth in the agreement. The term of the Reinsurance Agreement is five years, expiring on December 2, 2024. As of March 31, 2021, the Company has not provided any reinsurance coverage to FedNat under the Reinsurance Agreement.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement, FG Strategic Consulting, LLC (“FGSC,” formerly Fundamental Global Advisors LLC), a wholly-owned subsidiary of the Company, was formed to provide investment advisory services to FedNat, which include identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay FGSC an annual fee of $100,000. FGI Funds Management, LLC serves as the manager to FGSC. FGI Funds Management, LLC is affiliated with Fundamental Global Investors, LLC (“FGI”), the Company’s largest stockholder. The term of the Investment Advisory Agreement is five years, expiring on December 2, 2024.

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

Reinsurance:

The Company has formed a wholly-owned reinsurance subsidiary, FG Reinsurance Ltd. (“FGRe”), a Cayman Islands limited liability company, to provide specialty property and casualty reinsurance. FGRe has been granted a Class B (iii) insurer license in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto and is subject to regulation by the Cayman Islands Monetary Authority (the “Authority”). The terms of the license require FGRe to receive a capital infusion in the amount of $5.0 million, which the Company effected in July 2020 via the transfer of 156,000 shares of FedNat common stock from the Company along with approximately $3.3 million in cash. The terms of the insurer license also require advance approval from the Authority should FGRe wish to enter into any reinsurance agreements which are not fully collateralized to their aggregate exposure limit. In November 2020, FGRe entered into its first reinsurance transaction, effective January 1, 2021, through a Funds at Lloyds syndicate (“FAL”). The maximum loss exposure in the transaction is approximately $2.9 million and covers all risks written by the syndicate during the 2021 calendar year. On November 12, 2020, FGRe initially funded a trust account at Lloyd’s with approximately $2.4 million in cash to collateralize its obligations under the contract.

Asset Management:

FGSC serves as an investment advisor to FedNat under the investment advisory agreement entered into at the closing of the Asset Sale. The Company has also formed Fundamental Global Asset Management, LLC (“FGAM”), a joint venture with a subsidiary of FGI, to sponsor investment advisors that will manage private funds ranging the full spectrum of alternative equities, fixed income, private equity and real estate. In September 2020, the joint venture sponsored the launch of FG Special Situations Fund via an investment of $5.0 million. Approximately $4.0 million of this investment represented the sponsorship of our first special purpose acquisition company, or “SPAC”.

FG FINANCIAL GROUP, INC.

Insurance:

FGRe is currently in the process of establishing and seeking regulatory approvals for a Risk Retention Group (“RRG”) to be domiciled in the State of Vermont for the purpose of providing directors and officers insurance coverage to special purpose acquisition vehicles. The Company expects to begin operation of the RRG in the 4th quarter of 2021. FGRe would anticipate providing capital, along with other participants, to facilitate the underwriting of such insurance coverage. The Company will focus on fee income derived from originating, underwriting, and servicing the insurance business, while mitigating our financial risk with external reinsurance partners.

SPAC Platform

On December 21, 2020, we formed FG SPAC Solutions LLC (“FGSS”), a Delaware company, to facilitate the launch of our “SPAC Platform”. Under the SPAC Platform, we plan to provide various strategic, administrative, and regulatory support services to newly formed SPACs for a monthly fee. The Company co-founded a partnership, FG SPAC Partners, LP (“FGSP”) to participate as a co-sponsor for newly formed SPACs. The Company also participates in the risk capital investments associated with the launch of such SPACs through its Asset Management business, specifically FG Special Situations Fund, LP. The first transaction entered into under the SPAC Platform occurred on January 11, 2021 by and among FGSS and Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (“Aldel”), a special purpose acquisition company which consummated its initial public offering on April 12, 2021. Under the services agreement between FGSS and Aldel Investors, LLC, FGSS has agreed to provide certain accounting, regulatory, strategic advisory, and other administrative services to Aldel, which include assistance with negotiations with a potential merger target for the SPAC as well as assistance with the de-SPAC process. Additional information regarding our formation of FGSS and our SPAC Platform can be found under the heading “Formation of FG SPAC Partners, LP.”

Impact of the Coronavirus (COVID-19) Pandemic

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

FG FINANCIAL GROUP, INC.

Discontinued Operations:

Due to the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor (the “Maison Business”) on December 2, 2019, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. For the quarter ended March 31, 2021, we recognized a gain from the sale of the Maison Business of approximately $145,000. This was related to a final true-up and settlement in the current quarter, for income taxes due to the Company under the sale agreement.

Valuation of Investments

The Company’s equity securities are recorded at fair value using observable inputs such as quoted prices in both active and inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. Certain of the Company’s equity securities do not trade on established markets and are thus valued using unobservable inputs and other valuation approaches such as an income or market approach and are accordingly classified as Level 3 valuation inputs under the fair value hierarchy established by the Financial Accounting and Standards Board. Due to the inherent uncertainty of valuations, the fair values reflected in the financial statements as of the measurement date may differ materially from: 1) values that would have been used had a readily available market existed for these investments; and 2) the values that may ultimately be realized upon sale of the investments.

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

The Company performs a quarterly analysis of its investment portfolio to determine if declines in market value are other-than-temporary. Further information regarding its detailed analysis and factors considered in establishing an other-than-temporary impairment on an investment is discussed within Note 4 – Investments, to the consolidated financial statements.

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

FG FINANCIAL GROUP, INC.

Premium Revenue Recognition:

The Company participates in a quota share contract under a Funds at Lloyds (“FAL”) transaction and estimates the ultimate premiums for the contract period. These estimates are based on information received from the ceding companies, whereby premiums are recorded as written in the same periods in which the underlying insurance contracts are written and are based on cession statements from cedents. These statements are received quarterly, in arrears and thus for any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period.

Premium estimates are reviewed by management periodically. Such review includes a comparison of actual reported premiums to expected ultimate premiums. Based on management’s review, the appropriateness of the premium estimates is evaluated, and any adjustments to these estimates are recorded in the period in which they are determined. Changes in premium estimates, including premiums receivable, are not unusual and may result in significant adjustments in any period. A significant portion of amounts included in the caption “Reinsurance balances receivable” in the Company’s consolidated balance sheets represent estimated premiums written, net of commissions, brokerage, and loss and loss adjustment expense, and are not currently due based on the terms of the underlying contracts. Additional premiums due on a contract that has no remaining coverage period are earned in full when written.

Premiums written are generally recognized as earned over the contract period in proportion to the risk covered. Unearned premiums represent the unexpired portion of reinsurance provided.

Policy Acquisition Costs

Policy acquisition costs are costs that vary with, and are directly related to, the successful production of new and renewal business, and consist principally of commissions, taxes and brokerage expenses. If the sum of a contract’s expected losses and loss expenses and deferred acquisition costs exceeds associated unearned premiums and expected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are written off to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the periods presented herein.

Loss and Loss Adjustment Expense Reserves

These reserve estimates are based on the Company estimates derived from reports received from ceding companies. These estimates are periodically reviewed by the Company’s management and adjusted as necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

Loss estimates may also be based upon actuarial and statistical projections, an assessment of currently available data, predictions of future developments, estimates of future trends and other factors. The final settlement of losses may vary, perhaps materially, from the reserves recorded. All adjustments to the estimates are recorded in the period in which they are determined. U.S. GAAP does not permit establishing loss reserves, which include case reserves and IBNR loss reserves, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future loss events.

Generally, the Company obtains regular updates of premium and loss related information for the current and historical periods, which are utilized to update the initial expected loss ratio. We also experience lag between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. Client reports have pre-determined due dates (for example, thirty days after each month end). As a result, the lag depends in part upon the terms of the specific contract. The timing of the reporting requirements is designed so that the Company receives premium and loss information as soon as practicable once the client has closed its books. Accordingly, there should be a short lag in such reporting. Additionally, most of the contracts that have the potential for large single event losses have provisions that such loss notifications are provided to the Company immediately upon the occurrence of an event.

FG FINANCIAL GROUP, INC.

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

Analysis of Financial Condition

As of March 31, 2021 compared to December 31, 2020

Investments

The following table summarizes the Company’s investments in equity securities as of March 31, 2021 and December 31, 2020.

($ in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
As of March 31, 2021
FNHC common stock	$20,751	$–	$14,070	$6,681
SPAC units	680	–	6	674
Private placements	5,679	3,603	–	9,282
Total equity securities	$27,110	$3,603	$14,076	$16,637

As of December 31, 2020
FNHC common stock	$20,751	$–	$12,209	$8,542
Private placements	4,012	–	–	4,012
Total equity securities	$24,763	$–	$–	$12,554

FedNat Common Stock

On December 2, 2019, the Company received 1,773,102 shares of FedNat common stock (Nasdaq: FNHC), along with $25.5 million cash as consideration for the Asset Sale. On July 14, 2020, the Company transferred 156,000 shares of FedNat common stock to FGRe, a wholly-owned subsidiary of the Company, as a capital contribution for no consideration, and, on September 15, 2020, the Company transferred 330,231 shares of FedNat common stock to the Hale Parties as further discussed under the heading “Related Party Transactions” below. Following the transactions, the Company directly holds 1,286,871 shares of FedNat common stock. As of May 11, 2021, the estimated fair value of the 1,442,871 shares of FedNat common stock held in the aggregate by the Company and its subsidiary was $6.3 million.

SPAC Units

SPAC units consist of the public equity of newly formed special purpose acquisition companies held by our investment company subsidiary, FG Special Situations Fund, LP, a Delaware limited partnership formed on September 2, 2020 (the “Fund”). The units typically consist of one share of common stock of the SPAC, along with one-half of one redeemable warrant entitling the holder to purchase one share of common stock at an exercise price of $11.50 per share, although the number of warrants and/or the exercise price of the warrant may vary. The SPAC units are typically issued by the SPAC at a price of $10.00 per unit. These SPAC units which we have purchased trade on either of the Nasdaq Stock Market or New York Stock Exchange.

FG FINANCIAL GROUP, INC.

Private Placements

Private placements typically consist of the private equity and risk capital associated with the sponsorship of SPACs and are also held by the Fund. In September 2020, the Company invested $5.0 million into its joint venture, Fundamental Global Asset Management, LLC (“FGAM’), to capitalize FG Special Situations Fund Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of the Fund. The Fund is wholly owned by FGAM through the Fund’s general partner and Advisor, both of which are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Of the initial $5.0 million investment, approximately $4.0 million was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8.6 million of risk capital used to launch FG New America Acquisition Corp (NYSE: FGNA), a special purpose acquisition company which consummated its initial public offering on October 2, 2020, and entered into a definitive business combination with Opportunity Financial LLC on February 10, 2021. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor, purchased for approximately $4.0 million. The interests represent a potential beneficial ownership of approximately 1.4 million common shares of FGNA as well as approximately 0.4 million warrants to purchase common shares of FGNA at a price of $11.50 per share. Both the class A and class A-1 interests of the Sponsor are subject to complete loss if FGNA is not able to consummate a business combination in accordance with the terms of its initial public offering. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor. Mr. Cerminara, the Chairman of our Board, is the President and a director of FGNA and a manager of the Sponsor. Mr. Swets, our Chief Executive Officer, is the Chief Executive Officer and a director of FGNA and a manager of the Sponsor.

The Company has determined that its investment in the Fund represents an investment in a variable interest entity (“VIE”) in which the Company is the primary beneficiary and as such, has consolidated the financial results of the Fund as of March 31, 2021. The Company evaluates whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and continuously reconsiders that conclusion. In determining whether the Company is the primary beneficiary, the Company evaluates its control rights as well as economic interests in the entity held either directly or indirectly through affiliates via both qualitative and quantitative analysis. Further investments in, or redemptions of investments in FGAM, by either member of joint venture could affect the entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Company assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

In the first quarter 2021, the Company invested an additional $1.65 million into the Fund. Additionally, the Fund received outside investment of approximately $0.7 million, resulting in the presentation of noncontrolling interests in the Company’s consolidated balance sheet as of March 31, 2021. This additional investment was used by the Fund to sponsor its second SPAC via an investment of $1.65 million in Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (NYSE: ADF). Of the total $1.65 million the Fund invested in Aldel, $1.0 million was allocated to the Company, with the remaining $0.65 million allocated to noncontrolling interests. The Company’s $1 million investment in Aldel, represents the beneficial ownership of approximately 286,000 Aldel founder shares.

Other Investments

Other investments consist of equity investments made in privately held companies accounted for under the equity method. Equity method investments include our investment of $4.0 million in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invests in real estate through a real estate investment trust which is wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, is managed, in part, by Mr. Cerminara, the Chairman of the Company’s Board of Directors. The Company, a limited partner of Metrolina, does not have a controlling interest, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 53% as of March 31, 2021. We have recorded equity method earnings from our investment in Metrolina of approximately $95,000 for each of the quarters ended March 31, 2021 and 2020. The carrying value of our investment in Metrolina as of March 31, 2021 was approximately $4.79 million.

Equity method investments also include our investment in FG SPAC Partners, LP (“FGSP”). On January 4, 2021, FGSP was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGSP and holds an approximate 49% limited partner interest in FGSP directly and through its subsidiaries. Certain of our directors and officers also hold limited partner interests in FGSP. Our Chief Executive Officer and Director, Larry G. Swets, holds a limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. Hassan R. Baqar, a director of our reinsurance subsidiary, FGRe, also holds a limited partner interest through Sequoia Financial LLC, an advisory firm for which Mr. Baqar is managing member. The Chairman of our Board of Directors, D. Kyle Cerminara, also holds a limited partner interest through Fundamental Global, LLC, a holding company for which Mr. Cerminara is the manager and one of the members. We have not recorded any equity method earnings from our investment in FGSP for either of the quarters ended March 31, 2021 and 2020. The carrying value of our investment in FGSP as of March 31, 2021 was approximately $74,000.

FG FINANCIAL GROUP, INC.

On January 11, 2021, FGSP purchased 1,075,000 founder shares from Aldel, for total consideration of $4,674. On March 25, 2021, FGSP entered into a forfeiture agreement with Aldel whereby FGSP agreed to transfer 575,000 of these founder shares back to Aldel at no cost. Concurrent with Aldel’s initial public offering, on April 12, 2021, FGSP also purchased 650,000 warrants at a price of $0.10 per warrant, each exercisable to purchase one share of Aldel’s Class A common stock at an exercise price of $15.00 per share (the “OTM Warrants”), for an aggregate purchase price of $65,000. In addition, as discussed above, the Company through the Fund has invested $1.0 million in the risk capital of Aldel Investors, LLC, which represent beneficial ownership of approximately 286,000 Aldel founder shares. Altogether, the Company’s investment represents beneficial interests of approximately 533,000 Aldel founder shares and approximately 321,000 OTM Warrants. Our Chief Executive Officer and Director, Larry G. Swets, serves as Senior Advisor to Aldel. Hassan R. Baqar, director of our reinsurance subsidiary, FGRe, serves as Chief Financial Officer of Aldel. The Chairman of our Board of Directors, D. Kyle Cerminara serves as a director of Aldel.

Other investments also consist of equity we have purchased in a limited partnership and a limited liability company for which there does not exist a readily determinable fair value. The Company accounts for these investments at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of the same issuer. Any profit distributions the Company receives on these investments are included in net investment income. The Company’s total investment in these two entities was approximately $606,000 as of March 31, 2021. For the quarters ended March 31, 2021 and 2020, the Company has received profit distributions of $0 and $88,000 on these investments, respectively, which has been included in income. Furthermore, both investments began the process of returning capital back to its investors in 2020. As of March 31, 2021, the Company has received approximately 22% of its initial $776,000 investment back from these investments.

Impairment:

For equity securities without readily determinable fair values, impairment is determined via a qualitative assessment which considers indicators to evaluate whether the investment is impaired. Some of these indicators include a significant deterioration in the earnings performance or asset quality of the investee, a significant adverse change in regulatory, economic or general market conditions in which the investee operates, or doubt over an investee’s ability to continue as a going concern. If the investment is deemed to be impaired after conducting this analysis, the Company would estimate the fair value of the investment to determine the amount of impairment loss.

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

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional investment managers and appraisers could be incorrect;

●	the past operating performance and cash flows generated from the investee’s operations may not reflect their future performance; and

●	the estimated fair values for investment for which observable market prices are not available are inherently imprecise.

We have not recorded an impairment on our investments for either of the quarters ended March 31, 2021 and 2020.

FG FINANCIAL GROUP, INC.

Funds Deposited with Reinsured Companies

On November 12, 2020, FGRe, our Cayman Islands based reinsurance subsidiary, initially funded a trust account at Lloyd’s with approximately $2.4 million in cash, to collateralize its obligations under our quota share agreement. The quota share agreement became effective January 1, 2021.

Current Income Taxes Recoverable

Current income taxes recoverable were approximately $1.5 million as of March 31, 2021, compared to approximately $1.7 million as of December 31, 2020, representing the estimate of both the Company’s state and federal income taxes receivable as of each date.

Net Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes, as compared to the amounts used for income tax purposes. As of March 31, 2021, the Company has gross net deferred tax assets of approximately $3.9 million; however the Company has recorded a valuation allowance against all of its deferred tax assets due to the uncertain nature surrounding our ability to realize these tax benefits in the future, resulting in a net deferred income tax asset of $0 as of March 31, 2021. Significant components of the Company’s net deferred taxes are as follows:

	March 31, 2021	December 31, 2020
Deferred income tax assets:
Net operating loss carryforward	$1,520	$1,143
Share-based compensation	228	216
Investments	2,944	2,570
Other	34	5
Deferred income tax assets	4,726	3,934
Less: Valuation allowance	(3,926)	(3,934)
Deferred income tax assets net of valuation allowance	$800	$–

Deferred income tax liabilities:
Investments	$755	$–
Other	45	–
Deferred income tax liabilities	$800	$–

Net deferred income tax asset (liability)	$–	$–

As of March 31, 2021, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $7.2 million, which will be available to offset future taxable income. The Company’s NOLs expire as follows: $0.5 million in 2039, $0.1 million in 2040, and $0.3 million in 2040. The remaining $6.3 million in NOLs do not expire under current tax law.

Loss and Loss Adjustment Expense Reserves

A significant degree of judgment is required to determine amounts recorded in the consolidated financial statements for the provision for loss and loss adjustment expense (“LAE”) reserves. The process for establishing this provision reflects the uncertainties and significant judgmental factors inherent in predicting future results of both known and unknown loss events. The process of establishing the provision for loss and LAE reserves relies on the judgment and opinions of a large number of individuals, including the opinions of the Company’s management, as well as the management of ceding companies and their actuaries.

The COVID-19 pandemic is unprecedented, and the Company does not have previous loss experience on which to base the associated estimate for loss and loss adjustment expenses. In estimating losses, the Company may assess any of the following:

●	a review of in-force treaties that may provide coverage and incur losses;

●	general forecasts, catastrophe and scenario modelling analyses and results shared by cedents;

●	reviews of industry insured loss estimates and market share analyses; and

●	management’s judgement.

FG FINANCIAL GROUP, INC.

Significant assumptions which served as the basis for the Company’s estimates of reserves for the COVID-19 pandemic losses and loss adjustment expenses include:

●	the scope of coverage provided by the underlying policies, particularly those that provide for business interruption coverage;

●	the regulatory, legislative, and judicial actions that could influence contract interpretations across the insurance industry;

●	the extent of economic contraction caused by the COVID-19 pandemic and associated actions; and

●	the ability of the cedents and insured to mitigate some or all of their losses.

The quarter ending March 31, 2021 represents the Company’s initial reporting period under the Company’s Funds at Lloyd’s (“FAL”) reinsurance agreement. Under the terms of our agreement, and due to the nature of claims and premium reporting, a lag exists between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. The reports we receive from our cedents have pre-determined due dates. In the case of the Company’s FAL contract, first quarter 2021 premium and loss information will not be made available to the Company until subsequent to the filing of this quarterly report. Thus, quarterly results, including the loss and loss adjustment expense reserves presented herein, have are based solely upon full-year forecasts reported to us by the ceding companies. The Company will obtain regular updates of premium and loss related information for the current and historical periods, which will be utilized to update this initial expected loss ratio.

While the Company believes its estimate of loss and loss adjustment expense reserves are adequate as of March 31, 2021, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information is provided.

A summary of changes in outstanding loss and loss adjustment expense reserves for the three months ended March 31, 2021 is as follows. There was no activity with respect to loss and loss adjustment expense reserves for the three months ended March 31, 2020.

(in thousands)	2021

Balance, January 1, gross of reinsurance	$–
Less reinsurance recoverable on loss and LAE expense reserves	–
Balance, January 1, net of reinsurance	–
Incurred related to:
Current year	106
Prior years	–
Paid related to:
Current year	–
Prior years	–
Balance, March 31, net of reinsurance	106
Plus reinsurance recoverable related to loss and LAE expense reserves	–
Balance, March 31, gross of reinsurance	$106

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

Investment in Metrolina

As of March 31, 2021, the Company has invested $4.0 million as a limited partner in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invests in real estate through a real estate investment trust which is wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, is managed, in part, by Mr. Cerminara, the Chairman of the Board of Directors of the Company. For the year ending December 31, 2020, the Company paid approximately $80,000 in performance-based fees to the general partner of Metrolina. Metrolina’s investment program is managed by FGI Funds Management LLC, an affiliate of FGI, which, with its affiliates, is the largest stockholder of the Company. The Company’s investment represents an approximate 53% ownership stake in Metrolina as of March 31, 2021.

FG FINANCIAL GROUP, INC.

Joint Venture Agreement

On March 31, 2020, the Company entered into the Limited Liability Company Agreement of Fundamental Global Asset Management, LLC (“FGAM”), a joint venture owned 50% by each of the Company and FGI Funds Management, LLC, an affiliate of FGI (“FGIFM” and together with the Company, each a “Member” and collectively, the “Members”). The purpose of FGAM is to sponsor, capitalize and provide strategic advice to investment managers in connection with the launch and/or growth of their asset management business and the investment products they sponsor.

FGAM is governed by a Board of Managers consisting of four managers, two of which have been appointed by each Member. The Company has appointed two of its independent directors to the Board of Managers of FGAM. Certain major actions, including any decision to sponsor a new investment manager, require the prior consent of both Members.

In September 2020, the Company provided seed capital of $4.0 million into FGAM, to capitalize FG Special Situations Fund Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of FG Special Situations Fund, LP (the “Fund”), a Delaware limited partnership also formed on September 2, 2020. The Fund is wholly owned by FGAM through the Fund’s general partner and the Advisor, both of which are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Of the total $5.0 million invested, approximately $4.0 million was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8.6 million of risk capital used to launch FG New America Acquisition Corp (NYSE: FGNA), a special purpose acquisition company which consummated its initial public offering on October 2, 2020, and entered into a definitive business combination with Opportunity Financial LLC, on February 10, 2021. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor, purchased for approximately $4.0 million. The class A and class A-1 interests represent beneficial ownership of approximately 1.4 million common shares of FGNA as well as approximately 0.4 million warrants to purchase common shares of FGNA at a price of $11.50 per share. Both the class A and class A-1 interests of the Sponsor are subject to complete loss if FGNA is not able to consummate a business combination in accordance with the terms of its initial public offering. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor.

Mr. Cerminara, the Chairman of our Board, is the President and a director of FGNA and a manager of the Sponsor. Mr. Swets, our Chief Executive Officer, is the Chief Executive Officer and a director of FGNA and a manager of the Sponsor. Hassan R. Baqar, director of our reinsurance subsidiary, FGRe, serves as Chief Financial Officer of FGNA.

In the first quarter 2021, the Company invested an additional $1.65 million into FGAM, which, in turn, was further invested into the Fund. Additionally, the Fund received outside investment of approximately $0.7 million during the quarter. This additional investment was used by the Fund to sponsor its second SPAC via an investment of $1.65 million in Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (NYSE: ADF). Of the total $1.65 million the Fund invested in Aldel, $1.0 million was allocated to the Company, with the remaining $0.65 million allocated to noncontrolling interests. The Company’s $1 million investment in Aldel, represents the beneficial ownership of approximately 286,000 Aldel founder shares.

Mr. Swets serves as Senior Advisor to Aldel, Mr. Baqar serves as Chief Financial Officer of Aldel, and Mr. Cerminara serves as a director of Aldel.

FG FINANCIAL GROUP, INC.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement entered into upon closing of the Asset Sale, FG Strategic Consulting, LLC (“FGSC,”, formerly Fundamental Global Advisors LLC), a wholly-owned subsidiary of the Company, has agreed to provide investment advisory services to FedNat, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay FGSC an annual fee of $100,000. FGI Funds Management, LLC will serve as the manager to FGSC. Both the Advisor and FGI Funds Management, LLC are affiliates of Fundamental Global Investors, LLC, the Company’s largest stockholder. The Investment Advisory Agreement expires on December 2, 2024.

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

The Company paid $456,250 and $0 to FGM under the Shared Services Agreement for the three months ended March 31, 2021 and 2020, respectively.

Share Repurchase Transaction

On September 15, 2020, the Company entered into a Share Repurchase and Cooperation Agreement (the “Share Repurchase Agreement”) with Hale Partnership Capital Management, LLC and certain of its affiliates (collectively, the “Hale Parties”), which, prior to the transaction, owned more than 18% of our outstanding common stock (the “Share Repurchase Transaction”).

Pursuant to the Share Repurchase Agreement, the Company agreed to purchase (exclusive of any fees or expenses) all of the 1,130,152 shares of the Company’s common stock, owned, of record or beneficially, by the Hale Parties, in exchange for an aggregate of approximately $2.8 million in cash and 330,231 shares of FedNat common stock previously owned by the Company (the “FedNat Shares”) having an estimated fair value of approximately $2.7 million on September 15, 2020. As acknowledged by the Hale Parties in the Share Repurchase Agreement, that certain Standstill Agreement, dated December 2, 2019, by and between FedNat and the Company, imposes certain restrictions in respect of the FedNat Shares transferred by the Company to the Hale Parties. FedNat is not party to, or a third-party beneficiary of, the Agreement.

The Share Repurchase Agreement contains certain customary standstill provisions that, for a period of five years commencing September 15, 2020 (the “Standstill Period”), prohibit, among other things, the Hale Parties from (i) making certain announcements regarding the Company’s transactions, (ii) soliciting proxies, (iii) acquiring ownership of any securities of the Company, (iv) advising, encouraging or influencing any vote or disposition of any securities of the Company, (v) selling securities of the Company resulting in any third party owning more than 4.9% of the outstanding shares of the Company’s common stock (subject to certain exceptions set forth in the Share Repurchase Agreement), (vi) taking actions to change or influence the Board of Directors of the Company, Company management or the direction of certain Company matters and (vii) exercising certain stockholder rights. The Company and the Hale Parties further agreed that they will not disparage each other and that they will not initiate any lawsuit, claim or proceeding with respect to any claims against the Company or any of the Hale Parties, as applicable, based on facts known as of the date of the Share Repurchase Agreement, in each case applicable during the Standstill Period, and to a mutual release of claims.

Each of the Company and the Hale Parties has the right to terminate the Share Repurchase Agreement prior to the end of the Standstill Period if (i) any of the Hale Parties, in the case of the Company, or (ii) the Company, in the case of the Hale Parties, commits a material breach of the Share Repurchase Agreement and such breach is not cured within 15 days after notice is given to the breaching party.

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

Formation of FG SPAC Partners, LP

On January 4, 2021, FG SPAC Partners, LP (“FGSP”) was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGSP and holds an approximate 49% limited partner interest in FGSP directly and through its subsidiaries. Certain of our directors and officers also hold limited partner interests in FGSP. Our Chief Executive Officer and Director, Larry G. Swets, holds a limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. Hassan R. Baqar, a director of our reinsurance subsidiary, FGRe, also holds a limited partner interest through Sequoia Financial LLC, an advisory firm for which Mr. Baqar is managing member. The Chairman of our Board of Directors, D. Kyle Cerminara, also holds a limited partner interest through Fundamental Global, LLC, a holding company for which Mr. Cerminara is the manager and one of the members.

On January 11, 2021, FGSP purchased 1,075,000 founder shares from Aldel, for total consideration of $4,674. On March 25, 2021, FGSP entered into a forfeiture agreement with Aldel whereby FGSP agreed to transfer 575,000 of these founder shares back to Aldel at no cost. Concurrent with Aldel’s initial public offering, on April 12, 2021, FGSP also purchased 650,000 warrants at a price of $0.10 per warrant, each exercisable to purchase one share of Aldel’s Class A common stock at an exercise price of $15.00 per share (the “OTM Warrants”), for an aggregate purchase price of $65,000. In addition, the Company through its joint venture investment in Fundamental Global Asset Management, LLC and the FG Special Situations Fund, LP, has invested $1.0 million in the risk capital of Aldel Investors, LLC, which represent beneficial ownership of approximately 286,000 Aldel founder shares. Altogether, the Company’s investment represents beneficial interests of approximately 533,000 Aldel founder shares and approximately 321,000 OTM Warrants. Our Chief Executive Officer and Director, Larry G. Swets, serves as Senior Advisor to Aldel. Hassan R. Baqar, director of our reinsurance subsidiary, FGRe, serves as Director and Chief Financial Officer of Aldel. The Chairman of our Board of Directors, D. Kyle Cerminara serves as director of Aldel.

Shareholders’ Equity

8.00% Cumulative Preferred Stock, Series A

On February 28, 2018, we completed the underwritten public offering of 640,000 shares of the preferred stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). Also, on March 26, 2018, we issued an additional 60,000 shares of Series A Preferred Stock pursuant to the exercise of the underwriters’ over-allotment option. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, when, as and if declared by our Board of Directors or a duly authorized committee thereof. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. The Company’s Board of Directors declared the second quarter 2021 dividend on the shares of Series A Preferred Stock on May 14, 2021.

The Series A Preferred Stock is not redeemable prior to February 28, 2023. On and after that date, the Series A Preferred Stock will be redeemable at our option, for cash, in whole or in part, at a redemption price of $25.00 per share of Series A Preferred Stock, plus all accumulated and unpaid dividends to, but not including, the date of redemption. The Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. The Series A Preferred Stock will generally have no voting rights except as provided in the Certificate of Designations or as from time to time provided by law. The affirmative vote of the holders of at least two-thirds of the outstanding shares of Series A Preferred Stock and each other class or series of voting parity stock will be required at any time for us to authorize, create or issue any class or series of our capital stock ranking senior to the Series A Preferred Stock with respect to the payment of dividends or the distribution of assets on liquidation, dissolution or winding up, to amend any provision of our Certificate of Incorporation so as to materially and adversely affect any rights of the Series A Preferred Stock or to take certain other actions. The Series A Preferred Stock shares trade on the Nasdaq Stock Market under the symbol “FGFPP”.

FG FINANCIAL GROUP, INC.

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

Equity Award Letter Agreement

On January 18, 2021, Company and the Company’s Chief Executive Officer, Larry Swets, Jr., entered into an Equity Award Letter Agreement (the “Letter Agreement”), pursuant to which the Company agreed to grant Mr. Swets a future award (the “Future Award”) of 370,000 stock options, restricted shares or restricted stock units, subject to the approval of an amended and/or new equity plan, among other conditions. Specifically, under the Letter Agreement, no such Future Award may be granted until there is a determination by the Compensation Committee of the specific vesting and other terms of the award, and an amended and/or new equity plan, in a form to be prepared and reviewed by the Board of Directors of the Company (the “Board”), has been approved by the Board and stockholders of the Company that authorizes a sufficient number of shares of common stock to make such Future Award.

Change in Shareholders’ Equity

The table below presents the primary drivers behind the changes to total shareholders’ equity for the three months ended March 31, 2021 and 2020.

	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity attributable to FG Financial Group, Inc.	Non-controlling Interests
Balance, January 1, 2020	700,000	6,065,948	151,359	$62,915	$–
Stock compensation expense	–	2,158	–	52	–
Dividends declared on Series A Preferred Stock	–	–	–	(350)	–
Net loss	–	–	–	(8,297)	–
Balance, March 31, 2020	700,000	6,068,106	151,359	$54,320	$–

Balance, January 1, 2021	700,000	4,988,310	1,281,511	$34,193	$–
Stock compensation expense	–	22,067	–	177	–
Dividends declared on Series A Preferred Stock	–	–	–	(350)	–
Interests issued for contributed cash	–	–	–	–	657
Net loss	–	–	–	34	(1)
Balance, March 31, 2021	700,000	5,010,377	1,281,511	$34,054	$656

Results of Operations

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Net Premiums Earned

Net premiums earned represent estimated premiums earned on our FAL agreement for the first quarter 2021 and is approximately $185,000. These estimates are based on information received from the ceding companies, whereby premiums are recorded as written in the same periods in which the underlying insurance contracts are written, and are based on cession statements from cedents. These statements are received quarterly, in arrears and thus for any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period.

FG FINANCIAL GROUP, INC.

Net Investment Income (Loss)

Net investment income increased to $1.85 million from $(8.7) million for the three months ended March 31, 2021 and 2020, respectively, primarily as a result of unrealized holding gains on our sponsorship of FGNA. The value of our FGNA investment, along with our other private placement investments is determined using a number of unobservable level 3 inputs under the guidance issued by the Financial Accounting Standards Board and, as a result, the fair values reflected in our financial statements may differ materially from: 1) values that would have been used had a readily available market existed for these investments; and 2) the values that may ultimately be realized upon sale of the investments. Net investment income (loss) for the three months ended March 31, 2021 and 2020 is as follows:

($ in thousands)	Three Months Ended March 31,
	2021	2020
Unrealized holding loss on FNHC common stock	$(1,861)	$(9,132)
Unrealized holding gain on private placement investments	3,603	–
Dividend income from FNHC common stock	–	160
Equity method earnings	95	95
Other	13	171
Net investment income (loss)	$1,850	$(8,706)

Other Income

Other income was $55,000 compared to $29,000 for the three months ended March 31, 2021 and 2020, respectively, and is comprised of fees earned under the Investment Advisory and Transition Services Agreements between the Company and FedNat. Also included in other income for the three months ended March 31, 2021 is approximately $30,000 in service fee revenue we have earned under our new SPAC Platform, whereby we have provided certain accounting, regulatory, strategic advisory, and other administrative services to Aldel.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses (‘LAE”) for the three months ended March 31, 2021 represent the charge associated with the establishment of our initial loss and LAE reserve under our FAL agreement. As discussed under the heading “Loss and Loss Adjustment Expense Reserves”, this charge represents an estimate based upon a full calendar year forecast of results provided to us by the ceding companies.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million to $2.0 million for the three months ended March 31, 2021, compared to $0.8 million for the three months ended March 31, 2020. The increase was primarily due to professional fees as well as increased personnel costs as the number of employees increased from two to five when comparing periods. Also included in the current quarter is $0.4 million paid to FGM under the Shared Services Agreement, as further described under the heading “Related Party Transactions” above. As the Shared Services Agreement became effective subsequent to the first quarter 2020, there was no comparable charge for the three months ended March 31, 2020.

Income Tax Expense

Our effective tax rate varies from the statutory federal income tax rates as shown in the following table.

($ in thousands)	Three months ended March 31,
	2021	2020
Income tax expense (benefit) at statutory income tax rate of 21%	$(24)	$(1,991)
Valuation allowance for deferred tax assets deemed unrealizable	(7)	1,037
Rate differential due to CARES Act	–	(214)
State income tax (net of federal tax benefit)	(114)	–
Share-based compensation	1	–
Other	(1)	(17)
Income tax benefit	$(145)	$(1,185)

Income tax benefit – from continuing operations	$–	$(1,185)
Income tax benefit – from discontinued operations	$(145)	$–

Due to the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor (the “Maison Business”) on December 2, 2019, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. For the quarter ended March 31, 2021, we recognized a gain from the sale of the Maison Business of approximately $145,000. This was related to a final true-up and settlement in the current quarter, for income taxes due to the Company under the sale agreement.

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

As of March 31, 2021, the Company has gross net deferred tax assets of approximately $3.9 million; however the Company has recorded a valuation allowance against all of its deferred tax assets due to the uncertain nature surrounding our ability to realize these tax benefits in the future, resulting in a net deferred income tax asset of $0 as of March 31, 2021.

FG FINANCIAL GROUP, INC.

Net Income (Loss)

Net income (loss) and earnings per share for the three months ended March 31, 2021 and 2020 is as shown in the following table.

(in thousands)	Three months ended March 31,
	2021	2020

Net income (loss)	$33	$(8,297)
Loss attributable to noncontrolling interest	(1)	–
Net income (loss) attributable to FG Financial Group, Inc.	34	(8,297)
Dividends declared on Series A Preferred Shares	350	350
Loss attributable to FG Financial Group, Inc. common shareholders	$(316)	$(8,647)

Loss attributable to FG Financial Group, Inc. common shareholders per common share:
Basic and diluted	$(0.06)	$(1.43)

Weighted average common shares outstanding
Basic and diluted	4,992,989	6,067,845

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

(in thousands)
Cash consideration from FedNat	$25,500
Cash from FedNat to repay outstanding surplus note obligations	18,728
Capital contribution from the Company to the Maison Business to meet GAAP book value requirement	(9,057)
Transaction bonuses paid to current and former executive officers of the Company	(605)
Company acquisition of the Funds from Maison	(3,218)
Payment of intercompany federal tax obligations	(3,702)
Payment of transaction expenses directly associated with the Asset Sale	(2,868)
Net cash proceeds	$24,778

FG FINANCIAL GROUP, INC.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the three months ended March 31, 2021 and 2020.

(in thousands)	Three months ended March 31,
Summary of Cash Flows	2021	2020
Cash and cash equivalents – January 1	$12,132	$28,509

Net cash used by operating activities	(3,599)	(491)
Net cash used by investing activities	(44)	–
Net cash provided (used) by financing activities	307	(350)
Net decrease in cash and cash equivalents	(3,336)	(841)

Cash and cash equivalents – March 31	$8,796	$27,668

For the quarter ended March 31, 2021, net cash used by operating activities was approximately $3.6 million, the major drivers of which were as follows:

●	Our net income of approximately $33,000 for the quarter, increased for unrealized gains on our equity investments of approximately $1.8 million.

●	A cash outflow of approximately $2.3 million for our consolidated Fund investments in private placement securities. As this investment was made by our investment company subsidiary, we are required to show these cash outflows as operating activities.

For the quarter ended March 31, 2021, net cash used by investing activities was $44,000, primarily related to our purchase and sale of equity investments outside of our investment company subsidiary. Net cash provided by financing activities was $307,000, primarily as a result of a contribution cash to our investment company subsidiary from noncontrolling interests.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FG FINANCIAL GROUP, INC.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 18, 2021.

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

FG FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1347 PROPERTY INSURANCE HOLDINGS, INC.

Date:	May 14, 2021	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., Chief Executive Officer
(principal executive officer)

Date:	May 14, 2021	By:	/s/ John S. Hill
John S. Hill, Executive Vice President, Secretary and Chief Financial Officer
(principal financial officer and principal accounting officer)

