Form 10-Q
period 2021-06-30
FG Financial Group, Inc.
filed 2021-08-16
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36366

FG Financial Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1119100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 Central Avenue, Suite 800, St. Petersburg, FL 33701
(Address of principal executive offices and zip code)

727-304-5666
(Registrant’s telephone number, including area code)

Not Applicable
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 11, 2021 was 5,010,377.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FG FINANCIAL GROUP, INC.

Consolidated Balance Sheets

($ in thousands, except share and per share data)

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Equity securities, at fair value (cost basis of $27,110 and $24,763, respectively) (includes $11,479 and $4,013 held by the Company’s consolidated VIE, respectively)	$17,467	$12,554
Other investments	6,709	5,334
Cash and cash equivalents (includes $805 and $987 held by the Company’s consolidated VIE, respectively)	10,431	12,132
Funds deposited with reinsured companies	2,718	2,444
Current income taxes recoverable	1,471	1,724
Reinsurance balances receivable	2,235	–
Deferred policy acquisition costs	837	–
Other assets	824	517
Total assets	$42,692	$34,705

LIABILITIES
Loss and loss adjustment expense reserves	$678	$–
Unearned premium reserves	2,529	–
Accounts payable	447	455
Other liabilities	48	57
Total liabilities	$3,702	$512

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 894,580 and 700,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	$22,365	$17,500
Common stock, $0.001 par value; 10,000,000 shares authorized; 6,291,888 and 6,269,821 shares issued as of June 30, 2021 and December 31, 2020, respectively, and 5,010,377 and 4,988,310 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	6	6
Additional paid-in capital	46,664	47,065
Accumulated deficit	(25,183)	(24,193)
Less: treasury stock at cost; 1,281,511 shares for both periods	(6,185)	(6,185)
Total shareholders’ equity attributable to FG Financial Group, Inc.	37,667	34,193
Noncontrolling interests	1,323	–
Total shareholders’ equity	38,990	34,193
Total liabilities and shareholders’ equity	$42,692	$34,705

See accompanying notes to consolidated financial statements

FG FINANCIAL GROUP, INC.

Consolidated Statements of Operations

($ in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue:
Net premiums earned	$937	$–	$1,122	$–
Net investment income (loss)	2,241	(571)	4,091	(9,277)
Other income	24	25	79	54
Total revenue	3,202	(546)	5,292	(9,223)

Expenses:
Net losses and loss adjustment expenses	729	–	835	–
Amortization of deferred policy acquisition costs	374	–	431	–
General and administrative expenses	1,659	1,505	3,698	2,310
Total expenses	2,762	1,505	4,964	2,310

Income (loss) from continuing operations before income taxes	440	(2,051)	328	(11,533)
Income tax expense (benefit)	–	520	–	(665)
Net income (loss) from continuing operations	$440	$(2,571)	$328	$(10,868)
Discontinued operations (Note 4):
Gain from sale of the Maison Business, net of taxes	–	–	145	–
Net income (loss)	440	(2,571)	473	(10,868)
Gain attributable to noncontrolling interests	667	–	666	–
Dividends declared on Series A Preferred Shares	447	350	797	700
Loss attributable to FG Financial Group, Inc. common shareholders	$(674)	$(2,921)	$(990)	$(11,568)

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.13)	$(0.48)	$(0.23)	$(1.91)
Discontinued operations	–	–	0.03	–
	$(0.13)	$(0.48)	$(0.20)	$(1.91)

Weighted average common shares outstanding:
Basic and diluted	5,010,377	6,068,106	5,001,731	6,067,975

See accompanying notes to consolidated financial statements

FG FINANCIAL GROUP, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

($ in thousands)

	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Total Shareholders’ Equity attributable to FG Financial Group,	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	Interests
Balance, January 1, 2020	700,000	$17,500	6,065,948	$6	151,359	$(1,009)	$46,754	$(336)	$62,915	$–
Stock based compensation	–	–	2,158	–	–	–	52	–	52	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	(350)	–
Net loss	–	–	–	–	–	–	–	(8,297)	(8,297)	–
Balance, March 31, 2020	700,000	$17,500	6,068,106	$6	151,359	$(1,009)	$46,806	$(8,983)	$54,320	$–

Stock based compensation	–	–	–	–	–	–	52	–	52	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	(350)	–
Net loss	–	–	–	–	–	–	–	(2,571)	(2,571)	–
Balance, June 30, 2020	700,000	$17,500	6,068,106	$6	151,359	$(1,009)	$46,858	$(11,904)	$51,451	$–

Balance, January 1, 2021	700,000	$17,500	4,988,310	$6	1,281,511	$(6,185)	$47,065	$(24,193)	$34,193	$–
Stock based compensation	–	–	22,067	–	–	–	177	–	177	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	(350)	–
Interests issued for contributed cash	–	–	–	–	–	–	–	–	–	657
Net income (loss)	–	–	–	–	–	–	–	34	34	(1)
Balance, March 31, 2021	700,000	$17,500	5,010,377	$6	1,281,511	$(6,185)	$47,242	$(24,509)	$34,054	$656

Series A Preferred Share issuance	194,580	4,865	–	–	–	–	(648)	–	4,217	–
Stock based compensation	–	–	–	–	–	–	70	–	70	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(447)	(447)	–
Net income (loss)	–	–	–	–	–	–	–	(227)	(227)	667
Balance, June 30, 2021	894,580	$22,365	5,010,377	$6	1,281,511	$(6,185)	$46,664	$(25,183)	$37,667	$1,323

See accompanying notes to consolidated financial statements

FG FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

($ in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$473	$(10,868)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Net unrealized holding (gains) losses on investments	(4,022)	9,764
Net deferred income taxes	–	(106)
Stock compensation expense	247	104
Purchases of investments by consolidated investment company subsidiary	(2,347)	–
Changes in operating assets and liabilities:
Funds deposited with reinsured companies	(274)	–
Current income taxes recoverable	253	(559)
Reinsurance balances receivable	(2,235)	–
Deferred policy acquisition costs	(837)	–
Other assets	(302)	(534)
Loss and loss adjustment expense reserves	678	–
Unearned premium reserves	2,529	–
Accounts payable and other liabilities	(17)	(63)
Net cash used by operating activities	(5,854)	(2,262)

Cash flows from investing activities:
Purchases of furniture and equipment	(6)	–
Purchases of equity method investments	(73)	–
Return of capital – other investments	155	91
Net cash provided by investing activities	76	91

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	4,217	–
Payment of dividends on preferred shares	(797)	(700)
Cash contributions from non-controlling interests	657	–
Net cash provided (used) by financing activities	4,077	(700)

Net decrease in cash and cash equivalents	(1,701)	(2,871)
Cash and cash equivalents at beginning of period	12,132	28,509
Cash and cash equivalents at end of period	$10,431	$25,638

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

As of June 30, 2021, Fundamental Global Investors, LLC, a privately owned investment management company, and its affiliates, or FGI, beneficially owned approximately 61% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI.

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Reinsurance Capacity Right of First Refusal Agreement

The Reinsurance Agreement provides the Company with a right of first refusal to sell reinsurance coverage to the insurance company subsidiaries of FedNat, providing reinsurance on up to 7.5% of any layer in FedNat’s catastrophe reinsurance program, subject to the annual reinsurance limit of $15.0 million, on the terms and subject to the conditions set forth in the Reinsurance Agreement. All reinsurance sold by the Company pursuant to the right of first refusal, if any, will be memorialized in an agreement in such form and subject to such terms and conditions as are customary in the property and casualty insurance industry. The Reinsurance Agreement is assignable by the Company subject to conditions set forth in the agreement. The term of the Reinsurance Agreement is five years, expiring on December 2, 2024. As of June 30, 2021, the Company has not provided any reinsurance coverage to FedNat under the Reinsurance Agreement.

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

Reinsurance:

The Company has formed a wholly-owned reinsurance subsidiary, FG Reinsurance Ltd. (“FGRe”), a Cayman Islands limited liability company, to provide specialty property and casualty reinsurance. FGRe has been granted a Class B (iii) insurer license in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto and is subject to regulation by the Cayman Islands Monetary Authority (the “Authority”). The terms of the license require FGRe to receive a capital infusion in the amount of $5.0 million, which the Company effected in July 2020 via the transfer of 156,000 shares of FedNat common stock from the Company along with approximately $3.3 million in cash. The terms of the insurer license also require advance approval from the Authority should FGRe wish to enter into any reinsurance agreements which are not fully collateralized to their aggregate exposure limit. In November 2020, FGRe entered into its first reinsurance transaction, effective January 1, 2021, through a Funds at Lloyds syndicate (“FAL”). The maximum loss exposure in the transaction is approximately $2.9 million and covers all risks written by the syndicate during the 2021 calendar year. On November 12, 2020 FGRe initially funded a trust account at Lloyd’s with approximately $2.4 million in cash to collateralize its obligations under the contract. Effective April 1, 2021, FGRe entered into its second reinsurance contract with a leading insurtech company that provides automotive insurance utilizing driver monitoring to predictively segment and price drivers. FGRe’s exposure is limited by a loss-cap stipulated within the quota-share agreement.

Asset Management:

FGSC serves as an investment advisor to FedNat under the investment advisory agreement entered into at the closing of the Asset Sale. The Company has also formed Fundamental Global Asset Management, LLC (“FGAM”), a joint venture with an affiliate of FGI, to sponsor investment advisors that will manage private funds ranging the full spectrum of alternative equities, fixed income, private equity and real estate. In September 2020, the joint venture sponsored the launch of FG Special Situations Fund via an investment of $5.0 million. Approximately $4.0 million of this investment represented the sponsorship of our first SPAC.

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

SPAC Platform

On December 21, 2020 we formed FG SPAC Solutions LLC (“FGSS”), a Delaware company, to facilitate the launch of our “SPAC Platform”. Under the SPAC Platform, we plan to provide various strategic, administrative, and regulatory support services to newly formed SPACs for a monthly fee. The Company co-founded a partnership, FG SPAC Partners, LP (“FGSP”) to participate as a co-sponsor for newly formed SPACs. The Company also participates in the risk capital investments associated with the launch of such SPACs through its Asset Management business, specifically FG Special Situations Fund, LP. The first transaction entered into under the SPAC Platform occurred on January 11, 2021 by and among FGSS and Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (“Aldel”), a special purpose acquisition company which consummated its initial public offering on April 12, 2021. Under the services agreement between FGSS and Aldel Investors, LLC (the “Agreement”), FGSS has agreed to provide certain accounting, regulatory, strategic advisory, and other administrative services to Aldel, which include assistance with negotiations with a potential merger target for the SPAC as well as assistance with the de-SPAC process. Additional information regarding our formation of FGSS and our SPAC Platform can be found in Note 10 – Related Party Transactions under the heading “Formation of FG SPAC Partners, LP.”

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

Discontinued Operations:

Due to the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor (the “Maison Business”) on December 2, 2019, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. For the six months ended June 30, 2021, we recognized a gain from the sale of the Maison Business of approximately $145,000. This was related to a final true-up and settlement in the first quarter 2021, for income taxes due to the Company under the sale agreement. The following table presents a reconciliation of the major classes of line items constituting pretax profit (loss) of discontinued operations to the after-tax profit (loss) of discontinued operations that are presented in the Company’s consolidated statements of operations for the three and six months ended June 30, 2021 and 2020.

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Pre-tax gain (loss) on sale	$–	$–	$–	$–
Income tax benefit	–	–	(145)	–
Net gain from sale of Maison Business	$–	$–	$145	$–

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

In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee. We record dividends or other equity distributions as reductions in the carrying value of the investment. Should net losses of the investee reduce the carrying amount of the investment to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if we have not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in our claim on the investee’s book value.

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

Investment Company Accounting:

In September 2020, the Company invested approximately $5.0 million, through its joint venture, Fundamental Global Asset Management, LLC (“FGAM”) to sponsor the launch of FG Special Situations Fund, LP a Delaware limited partnership formed on September 2, 2020 (the “Fund”). The Fund, a VIE which the Company is required to consolidate, is considered an investment company for GAAP purposes and follows the accounting and reporting guidance in the Financial Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies, which includes the presentation of its investments at fair value. All of the Fund’s investments have been included in ‘equity securities’ in the Company’s consolidated balance sheets presented herein.

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

Concentration of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, amounts held as collateral under our quota share insurance agreements, as well as other amounts due to us under our quota share insurance agreement. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of June 30, 2021, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

The Company had not experienced any credit losses related to amounts due to us under our quota share agreement.

Premium Revenue Recognition:

The Company participates in quota share contracts and estimates the ultimate premiums for the contract period. These estimates are based on information received from the ceding companies, whereby premiums are recorded as written in the same periods in which the underlying insurance contracts are written and are based on cession statements from cedents. These statements are received quarterly, in arrears and thus for any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period.

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

Policy Acquisition Costs

Policy acquisition costs are costs that vary with, and are directly related to, the successful production of new and renewal business, and consist principally of commissions, taxes and brokerage expenses. If the sum of a contract’s expected losses and loss expenses and deferred acquisition costs exceeds associated unearned premiums and expected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are written off to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs, then a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the periods presented herein.

Funds Held by Cedents

The caption “Funds Deposited with Reinsured Companies” in the Company’s consolidated balance sheets includes amounts held by Funds at Lloyd’s provided to support our reinsurance contracts with Lloyd’s syndicates. As of June 30, 2021 funds held by cedents were $2.7 million. We also anticipate that we will be required to provide additional collateral in the third quarter 2021, to support our automotive insurance quota-share agreement entered into April 1, 2021.

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

Generally, the Company obtains regular updates of premium and loss related information for the current and historical periods, which are utilized to update the initial expected loss ratio. We also experience a lag between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. Client reports have pre-determined due dates (for example, thirty days after each month end). As a result, the lag depends in part upon the terms of the specific contract. The timing of the reporting requirements is designed so that the Company receives premium and loss information as soon as practicable once the client has closed its books. Accordingly, there should be a short lag in such reporting. Additionally, most of the contracts that have the potential for large single event losses have provisions that such loss notifications are provided to the Company immediately upon the occurrence of an event.

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

4. Investments

The following table summarizes the Company’s investments in equity securities as of June 30, 2021 and December 31, 2020.

($ in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
As of June 30, 2021
FedNat common stock	$20,751	$–	$14,763	$5,988
SPAC investments	680	4	–	684
Private placements	5,679	5,116	–	10,795
Total equity securities	$27,110	$5,120	$14,763	$17,467

As of December 31, 2020
FedNat common stock	$20,751	$–	$12,209	$8,542
Private placements	4,012	–	–	4,012
Total equity securities	$24,763	$–	$12,209	$12,554

FedNat Common Stock

On December 2, 2019, the Company received 1,773,102 shares of FedNat Holding Company common stock (Nasdaq: FNHC), along with $25.5 million cash as consideration for the Asset Sale. On July 14, 2020, the Company transferred 156,000 shares of FedNat common stock to FGRe, a wholly-owned subsidiary of the Company, as a capital contribution for no consideration, and, on September 15, 2020, the Company transferred 330,231 shares of FedNat common stock to the Hale Parties as further discussed in Note 10 – “Related Party Transactions”. Following the transactions, the Company directly holds 1,286,871 shares of FedNat common stock. As of August 11, 2021, the estimated fair value of the 1,442,871 shares of FedNat common stock held in the aggregate by the Company and its subsidiary was [$6.3 million].

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

SPAC Investments

SPAC investments consist of the public equity of newly formed special purpose acquisition companies held by the Fund. The investments typically consist of one share of common stock of the SPAC, along with one-half of one redeemable warrant entitling the holder to purchase one share of common stock at an exercise price of $11.50 per share, although the number of warrants and/or the exercise price of the warrant may vary. The investments are typically issued by the SPAC as a combined unit consisting of both the common stock and warrant at a price of $10.00 per unit; however the offering price may also vary. Following the initial public offering of the SPAC, these units are separated into individual shares of common stock and warrants. The SPAC investments which we have purchased trade on either of the Nasdaq Stock Market or New York Stock Exchange.

Private Placements

Private placements typically consist of the private equity and risk capital associated with the sponsorship of SPACs and are also held by the Fund. In September 2020, the Company invested $5.0 million into its joint venture, Fundamental Global Asset Management, LLC (“FGAM’), to capitalize FG Special Situations Fund Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of the Fund. The Fund is majority owned by FGAM through the Fund’s general partner and the Advisor, both of which are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Of the initial $5.0 million investment, approximately $4.0 million was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8.6 million of risk capital used to launch FG New America Acquisition Corp (“FGNA”), a special purpose acquisition company which consummated its initial public offering on October 2, 2020. On July 20, 2021, FGNA completed its definitive business combination with Opportunity Financial, LLC and began operating as OppFi Inc. (“OppFi”), with OppFi’s common stock trading on the NYSE under the ticker symbol “OPFI”. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor. On July 15, 2021, the Sponsor entered into a sponsor forfeiture agreement with FGNA and Opportunity Financial, LLC, under which the Sponsor agreed to forfeit a portion of FGNA Class B common stock as well as a portion of warrants to purchase FGNA Class A common stock which the Sponsor previously held. As a result, as of July 20, 2021, the class A and class A-1 interests represent a potential beneficial ownership of approximately 0.86 million common shares of OPFI as well as approximately 0.36 million warrants to purchase common shares of OPFI at a price of $11.50 per share. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor.

The Company has determined that its investment in the Fund represents an investment in a variable interest entity (“VIE”) in which the Company is the primary beneficiary and as such, has consolidated the financial results of the Fund as of June 30, 2021. The Company evaluates whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and continuously reconsiders that conclusion. In determining whether the Company is the primary beneficiary, the Company evaluates its control rights as well as economic interests in the entity held either directly or indirectly through affiliates via both qualitative and quantitative analysis. Further investments in, or redemptions of investments in FGAM, by either member of the joint venture could affect the entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Company assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

In the first quarter, 2021, the Company invested an additional $1.65 million into the Fund. Additionally, the Fund received outside investment of approximately $0.7 million, resulting in the presentation of noncontrolling interests in the Company’s consolidated balance sheet as of June 30, 2021. This additional investment was used by the Fund to sponsor its second SPAC via an investment of $1.65 million in Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (NYSE: ADF). Of the total $1.65 million the Fund invested in Aldel, $1.0 million was allocated to the Company, with the remaining $0.65 million allocated to noncontrolling interests. The Company’s $1 million investment in Aldel, represents the beneficial ownership of approximately 286,000 Aldel founder shares.

Schedule of Investments

The assets and liabilities of our investment company subsidiary have been included in the Company’s consolidated balance sheets presented herein and as listed in the table below. The assets of the Fund may only be used to settle its obligations. The Company’s maximum exposure to loss as a result of its involvement with the Fund is $6.65 million as of June 30, 2021.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

($ in thousands)	June 30, 2021	December 31, 2020

Cash equivalents	$805	$988
Investments-SPACs	684	–
Investments-private placements	10,795	4,012
Other assets	3	–
Total assets	$12,287	$5,000

Accounts payable	$26	$–
Total liabilities	$26	$–

Other Investments

Other investments consist of equity investments made in privately held companies accounted for under the equity method. Equity method investments include our investment of $4.0 million in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invests in real estate through a real estate investment trust which is wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, is managed, in part, by Mr. Cerminara, the Chairman of the Company’s Board of Directors. The Company, a limited partner of Metrolina, does not have a controlling interest, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 52% as of June 30, 2021. We have recorded equity method earnings from our investment in Metrolina of approximately $25,000 and $95,000 for each of the six months ended June 30, 2021 and 2020, respectively. The carrying value of our investment in Metrolina as of June 30, 2021 was approximately $4.72 million, which represents $0.72 million in undistributed earnings.

Equity method investments also include our investment in FG SPAC Partners, LP (“FGSP”). On January 4, 2021, FGSP was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGSP and holds an approximate 49% limited partner interest in FGSP directly and through its subsidiaries. Certain of our directors and officers also hold limited partner interests in FGSP. Our Chief Executive Officer and Director, Larry G. Swets, holds a limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. Hassan R. Baqar, our Chief Financial Officer effective August 6, 2021, also holds a limited partner interest through Sequoia Financial LLC, an advisory firm for which Mr. Baqar is managing member. The Chairman of our Board of Directors, D. Kyle Cerminara, also holds a limited partner interest through Fundamental Global, LLC, a holding company for which Mr. Cerminara is the manager and one of the members. We have recorded equity method earnings from our investment in FGSP of approximately $1.43 million for the six months ended June 30, 2021. The carrying value of our investment in FGSP as of June 30, 2021 was approximately $1.51 million, representing $1.43 million in undistributed earnings.

On January 11, 2021, FGSP purchased 1,075,000 founder shares from Aldel, for total consideration of $4,674. On March 25, 2021, FGSP entered into a forfeiture agreement with Aldel whereby FGSP agreed to transfer 575,000 of these founder shares back to Aldel at no cost. Concurrent with Aldel’s initial public offering, on April 12, 2021, FGSP also purchased 650,000 warrants at a price of $0.10 per warrant, each exercisable to purchase one share of Aldel’s Class A common stock at an exercise price of $15.00 per share (the “OTM Warrants”), for a purchase price of $65,000. In addition, as discussed above, the Company, through the Fund, has invested $1.0 million in the risk capital of Aldel Investors, LLC, which represents beneficial ownership of approximately 286,000 Aldel founder shares. Altogether, the Company’s investment represents beneficial interests of approximately 533,000 Aldel founder shares and approximately 321,000 OTM Warrants. Our Chief Executive Officer and Director, Larry G. Swets, serves as senior advisor to Aldel. Hassan R. Baqar, our Chief Financial Officer effective August 6, 2021, serves as a director and chief financial officer of Aldel. The Chairman of our Board of Directors, D. Kyle Cerminara serves as a director of Aldel.

Other investments also consist of equity we have purchased in a limited partnership and a limited liability company for which there does not exist readily determinable fair values. The Company accounts for these investments at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Any profit distributions the Company receives on these investments are included in net investment income. The Company’s total investment in these two entities was approximately $483,000 as of June 30, 2021. For the six months ended June 30, 2021 and 2020, the Company has received profit distributions of $45,000 and $42,000 on these investments, respectively, which has been included in income. Furthermore, both investments began the process of returning capital back to its investors in 2020. As of June 30, 2021, the Company has received approximately 38% of its initial $776,000 investment back from these investments.

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

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional investment managers and appraisers could be incorrect;

●	the past operating performance and cash flows generated from the investee’s operations may not reflect their future performance; and
●	the estimated fair values for investment for which observable market prices are not available are inherently imprecise.

We have not recorded an impairment on our investments for either of the six months ended June 30, 2021 and 2020.

Net investment income (loss) for the three and six months ended June 30, 2021 and 2020 is as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized holding loss on FedNat common stock	$(693)	$(726)	$(2,554)	$(9,858)
Unrealized holding gain on private placement investments	1,513	–	5,116	–
Dividend income from FedNat common stock	–	159	–	319
Equity method earnings	1,362	–	1,457	95
Other	59	(4)	72	167
Net investment income (loss)	$2,241	$(571)	$4,091	$(9,277)

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

Our private placement investments have been characterized in Level 3 of the fair value hierarchy. As of June 30, 2021, the Fund’s private placement investments consist of equity interests in the sponsor companies of OppFi (formerly FGNA) and Aldel. The estimated fair value of our OppFi sponsor interests consist of both class A and A-1 interests in the Sponsor, which, represent the beneficial interest of approximately 860,000 shares of OPFI as well as approximately 360,000 warrants to purchase OPFI common stock at $11.50 per share. The estimated fair value of our Aldel sponsor interests consist of a total of approximately 471,000 Aldel founder shares held by the Fund to which the Company was allocated approximately 286,000 founder shares, with the remaining 185,000 founder shares allocated to noncontrolling interests.

The value of these interests was determined using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility, expected term, dividend yield and risk-free interest rate of the underlying SPAC common stock. The Company estimates the volatility of the common stock based on the historical performance of various broad market indices blended with various peer companies which the Company considers to have similar characteristics to the underlying SPAC.

Following are the significant inputs in the valuation model for the fair value of our OppFi and Aldel sponsorship interests as of June 30, 2021:

	OppFi		Aldel
	Founder Shares	Warrants	Founder Shares
Expected volatility	55.0%	15.0%	20.0%
Expected term (years)	0.6 to 1.1	5.1	0.7 to 1.6
Dividend yield	0.0%	0.0%	0.0%
Risk-free rate	0.1%	0.9%	0.1%
Probability weighted restructure adjustment*	0.0%	n/a	18.7%
Probability of completing a business combination	100.0%	100.0%	70.0%
Discount for lack of marketability	20.0%	n/a	8.0%

*	Pursuant to the sponsor forfeiture agreement discussed in Note 4 – Investments, the number of OppFi founder shares to which the Company has a beneficial interest was reduced on July 20, 2021, immediately prior to the consummation of the business combination between FGNA and Opportunity Financial, LLC. Rather than estimating a restructure adjustment percentage for purposes of estimating the fair value of the OppFi Founder shares as of June 30, 2021, the Company elected to use the updated number of Founder Shares which it holds as of July 20, 2021 (approximately 860,000 shares) as if it held that number of shares effective June 30, 2021.

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

Financial instruments measured, on a recurring basis, at fair value as of June 30, 2021 and December 31, 2020 in accordance with the guidance promulgated by the FASB are as follows.

(in thousands)
As of June 30, 2021	Level 1	Level 2	Level 3	Total
FedNat common stock	$5,988	$–	$–	$5,988
SPAC investments	684	–	–	684
Private placements	–	–	10,795	10,795
	$6,672	$–	$10,795	$17,467

As of December 31, 2020
FedNat common stock	$8,542	$–	$–	$8,542
Private placements	–	–	4,012	4,012
	$8,542	$–	$4,012	$12,554

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

The following table presents the changes in assets classified in Level 3 of the fair value hierarchy for the six months ended June 30, 2021. There was no activity with respect to Level 3 assets for the six months ended June 30, 2020.

(in thousands)	2021
Balance, January 1	$4,012
Purchases	1,667
Unrealized holding gains	5,116
Balance, June 30	$10,795

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

Under the terms of our quota share agreements, and due to the nature of claims and premium reporting, a lag exists between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. The reports we receive from our cedents have pre-determined due dates. In the case of the Company’s FAL contract, second quarter 2021 premium and loss information will not be made available to the Company until subsequent to the filing of this quarterly report. Thus, our second quarter results, including the loss and loss adjustment expense reserves presented herein, have been based upon a combination of first quarter actual results as well as full-year forecasts reported to us by the ceding companies for which we used to approximate second quarter results. Similarly, our automotive insurance quota share agreement reports monthly results to us approximately 45 days in arrears, requiring us to approximate full second quarter results under the contract.

While the Company believes its estimate of loss and loss adjustment expense reserves are adequate as of June 30, 2021, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information is provided.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

A summary of changes in outstanding loss and loss adjustment expense reserves for the six months ended June 30, 2021 is as follows and includes reserves related to both our FAL contract as well as our automotive insurance quota-share agreement which became effective April 1, 2021. There was no activity with respect to loss and loss adjustment expense reserves for the six months ended June 30, 2020.

(in thousands)	2021

Balance, January 1, gross of reinsurance	$–
Less reinsurance recoverable on loss and LAE expense reserves	–
Balance, January 1, net of reinsurance	–
Incurred related to:
Current year	835
Prior years	–
Paid related to:
Current year	(157)
Prior years	–
Balance, June 30, net of reinsurance	678
Plus reinsurance recoverable related to loss and LAE expense reserves	–
Balance, June 30, gross of reinsurance	$678

7. Income Taxes

Income tax expense for the three and six months ended June 30, 2021 and 2020 varies from the amount that would result by applying the applicable statutory federal income tax rate to income before income taxes as summarized in the following table:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Income tax expense (benefit) at statutory income tax rate of 21%	$93	$(431)	$69	$(2,422)
Valuation allowance for deferred tax assets deemed unrealizable	47	967	40	2,004
Rate differential due to CARES Act	–	–	–	(214)
State income tax (net of federal tax benefit)	–	–	(114)	–
Share-based compensation	1	–	2	–
Noncontrolling interests	(140)		(140)	–
Other	(1)	(16)	(2)	(33)
Income tax expense (benefit)	$–	$520	(145)	$(665)

Income tax benefit – from continuing operations	$–	$520	$–	$(665)
Income tax benefit – from discontinued operations	$–	$–	$(145)	$–

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes as compared to the amounts used for income tax purposes. As of June 30, 2021, the Company has gross net deferred tax assets of approximately $4.0 million; however the Company has recorded a valuation allowance against all of its deferred tax assets due to the uncertain nature surrounding our ability to realize these tax benefits in the future, resulting in a net deferred income tax asset of $0 as of June 30, 2021. Significant components of the Company’s net deferred tax assets are as follows:

	June 30, 2021	December 31, 2020
Deferred income tax assets:
Net operating loss carryforward	$2,060	$1,143
Share-based compensation	242	216
Investments	1,728	2,570
Other	118	5
Deferred income tax assets	4,148	3,934
Less: Valuation allowance	(3,972)	(3,934)
Deferred income tax assets net of valuation allowance	$176	$–

Deferred income tax liabilities:
Deferred policy acquisition costs	$176	$–
Other	–	–
Deferred income tax liabilities	$176	$–

Net deferred income tax asset	$–	$–

As of June 30, 2021, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $9.8 million, which will be available to offset future taxable income. The Company’s NOLs expire as follows: $0.5 million in 2039, $0.1 million in 2040, and $0.7 million in 2041. The remaining $8.5 million in NOLs do not expire under current tax law.

As of June 30, 2021, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

As of June 30, 2021, the Company had RSU agreements outstanding under the 2014 Plan and both non-qualified stock options and RSUs outstanding under the 2018 Plan.

Restricted Stock Units issued under both the 2014 and 2018 Plans

On May 29, 2015, the Company’s Board of Directors granted 4,000 RSUs to our former Chief Financial Officer, John S. Hill under the 2014 Plan. Each RSU granted entitled Mr. Hill to one share of the Company’s common stock upon the vesting date of the RSU. As of June 30, 2021, all 4,000 RSUs remained outstanding under the grant. On August 6, 2021, in connection with Mr. Hill’s retirement from the Company, the Company’s Compensation Committee approved the vesting of all 4,000 RSUs.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

On May 31, 2017, the Compensation Committee of the Company’s Board of Directors approved a share matching arrangement resulting in the issuance of 108,330 RSUs under the 2014 Plan issued to the Company’s officers and non-employee directors. The RSUs were issued on December 15, 2017, and entitle each grantee to one share of the Company’s common stock upon the vesting date of the RSU, which will vest 20% per year over a period of five years following the date granted, subject to each officer’s continued employment with the Company, or each director’s continued service on the Board. Prior to the vesting of the RSUs, the grantee will not be entitled to any dividends declared on the Company’s common stock. The RSUs do not expire; however, should the grantee discontinue employment or Board service with the Company for any reason other than death or disability, all unvested RSUs will be deemed forfeited on the date employment or Board service is discontinued. The Board of Directors may, in its discretion, accelerate vesting in the event of early retirement. As of June 30, 2021, 20,798 RSUs remain outstanding under the grant. On August 6, 2021, in connection with Mr. Hill’s retirement from the Company, a total of 12,800 of these RSU shares vested to Mr. Hill. The RSUs granted on December 15, 2017 will also vest in full as of the last date of service as a director of the Company should the director make himself or herself available and consent to be nominated by the Company for continued service but is not nominated by the Board for election by the shareholders, other than for good reason as determined by the Board in its discretion.

On August 22, 2018, the Compensation Committee granted 1,000 shares of the Company’s common stock (the “Bonus Shares”) and 1,000 RSUs to Mr. Hill, under the 2018 Plan. Each RSU represents a contingent right to receive one share of the Company’s common stock. As of June 30, 2021, 600 RSUs remained unvested under this grant, however, on August 6, 2021, in connection with Mr. Hill’s retirement from the Company, the Compensation Committee approved the vesting of these RSUs.

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

The following table summarizes RSU activity for the six months ended June 30, 2021 and 2020.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2020	140,002	$5.93
Granted	–	–
Vested	(2,158)	4.94
Forfeited	–	–
Non-vested units, June 30, 2020	137,844	$5.94

Non-vested units, January 1, 2021	148,486	$5.44
Granted	–	–
Vested	(22,067)	5.46
Forfeited	–	–
Non-vested units, June 30, 2021	126,419	$5.44

Stock options issued under the 2018 Plan:

On January 12, 2021, in connection with Larry G. Swets Jr.’s appointment as Chief Executive Officer, the Company entered into a Stock Option Agreement (the “Stock Option”) with Mr. Swets under the Company’s 2018 Equity Incentive Plan. The Stock Option entitles Mr. Swets to purchase up to 130,000 shares of the Company’s common stock at an exercise price of $3.38 per share. The Stock Option becomes vested and fully exercisable in 20% increments on each anniversary of the grant date provided that Mr. Swets’ remain in the continuous service of the Company through each applicable vesting date and provided that the Company’s book value per share shall have increased by 15% or more as compared to the Company’s book value per share as of the fiscal year end prior. The Stock Option expires on January 11, 2031.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

The Stock Option contains performance and service conditions that affect vesting. Pursuant to ASC Topic 718- Stock Compensation, these conditions have not been reflected in estimating the fair value of the award upon its grant date, however the Company employed a Monte-Carlo model to estimate the likelihood of satisfaction of the required performance and service conditions. This resulted in a derived service period of approximately 3.3 years under the grant.

In estimating the fair value of the Stock Option, the Company estimated volatility based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the Stock Option. The expected life of the Stock Option is assumed to be equivalent to its contractual term. The dividend rate is based on our historical rate, which the Company anticipates will remain at zero. The following assumptions were used to determine the estimated fair value of the Stock Option:

Expected volatility	45.60%
Expected life (years)	10.00
Risk-free interest rate	1.15%
Dividend yield	0.00%

Total stock-based compensation expense for the six months ended June 30, 2021 and 2020 was approximately $247,000 and $104,000, respectively. As of June 30, 2021, total unrecognized stock compensation expense of $635,000 remains, which will be recognized through September 30, 2025. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense.

The following table summarizes activity for stock options issued for the six months ended June 30, 2021. There was no activity for the six months ended June 30, 2020.

Common Stock Options	Shares	Weighted Ave Exercise Price	Weighted Ave Remaining Contractual Term (yrs)	Weighted Ave Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2021	–	$–	–	$–	$–
Exercisable, January 1, 2021	–	$–	–	$–	$–
Granted	130,000	3.38	10.00	1.88	–
Exercised	–	–	–	–	–
Cancelled	–	–	–	–	–
Outstanding, June 30, 2021	130,000	$3.38	9.54	$1.88	$781,300
Exercisable, June 30, 2021	–	$–	–	$–	$–

Warrants

For the six months ended June 30, 2021 and 2020, warrants were neither granted nor exercised, nor did any warrants expire. As of June 30, 2021, the Company had 1,500,000 warrants outstanding with an exercise price of $15.00, which expire on February 24, 2022.

9. Shareholders’ Equity

On May 21, 2021, we completed the underwritten public offering of an additional 194,580 shares of our preferred stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”), for gross proceeds of approximately $4.9 million, before deducting underwriting commissions and offering expenses. This included the exercise in full by the underwriters of their over-allotment option to purchase up to an additional 25,380 shares, bringing the total number of Series A Preferred Stock shares outstanding to 894,580 as of June 30, 2021.

Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, when, as and if declared by our Board of Directors or a duly authorized committee thereof. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. [The Company’s Board of Directors declared the third quarter 2021 dividend on the shares of Series A Preferred Stock on August 13, 2021.]

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

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

Investment in Metrolina

As of June 30, 2021, the Company has invested $4.0 million as a limited partner in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invests in real estate through a real estate investment trust which is wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, is managed, in part, by Mr. Cerminara, the Chairman of the Board of Directors of the Company. For the year ending December 31, 2020, the Company made approximately $80,000 in performance allocations to the general partner of Metrolina. Metrolina’s investment program is managed by FGI Funds Management LLC, an affiliate of FGI, which, with its affiliates, is the largest stockholder of the Company. The Company’s investment represents an approximate 52% ownership stake in Metrolina as of June 30, 2021.

Joint Venture Agreement

On March 31, 2020, the Company entered into the Limited Liability Company Agreement (the “LLC Agreement “) of Fundamental Global Asset Management, LLC (“FGAM”), a joint venture owned 50% by each of the Company and an affiliate of FGI. The purpose of FGAM is to sponsor, capitalize and provide strategic advice to investment managers in connection with the launch and/or growth of their asset management business and the investment products they sponsor.

FGAM is governed by a Board of Managers consisting of four managers, two of which are appointed by each member of the joint venture. The Company has appointed two of its independent directors to the Board of Managers of FGAM. Certain major actions, including any decision to sponsor a new investment manager, require the prior consent of both members.

In September 2020, the Company provided seed capital of $5.0 million into FGAM, to capitalize FG Special Situations Fund Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of FG Special Situations Fund, LP (the “Fund”), a Delaware limited partnership also formed on September 2, 2020. The Fund is majority owned by FGAM through the Fund’s general partner and the Advisor, both of which are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Of the total $5.0 million invested, approximately $4.0 million was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8.6 million of risk capital used to launch FG New America Acquisition Corp (NYSE: FGNA), a special purpose acquisition company which consummated its initial public offering on October 2, 2020. On July 20, 2021, FGNA completed its definitive business combination with Opportunity Financial, LLC and began operating as OppFi Inc. (“OppFi”), with OppFi’s common stock trading on the NYSE under the ticker symbol “OPFI”. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor. On July 15, 2021, the Sponsor entered into a sponsor forfeiture agreement with FGNA and Opportunity Financial, LLC, under which the Sponsor agreed to forfeit a portion of FGNA Class B common stock as well as a portion of warrants to purchase FGNA Class A common stock which the Sponsor previously held. As a result, as of July 20, 2021, the class A and class A-1 interests represent a potential beneficial ownership of approximately 0.86 million common shares of OPFI as well as approximately 0.36 million warrants to purchase common shares of OPFI at a price of $11.50 per share. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Mr. Cerminara is a manager of the Sponsor. Mr. Swets, our Chief Executive Officer, was the Chief Executive Officer and a director of FGNA, however no longer holds those positions following FGNAs business combination with OppFi. Mr. Swets is also a manager of the Sponsor. Hassan R. Baqar, our Chief Financial Officer effective August 6, 2021, was the Chief Financial Officer of FGNA, however no longer holds that position following FGNA’s business combination with OppFi.

In the first quarter, 2021, the Company invested an additional $1.65 million into FGAM, which, in turn, was further invested into the Fund. Additionally, the Fund received outside investment of approximately $0.7 million during the quarter. This additional investment was used by the Fund to sponsor its second SPAC via an investment of $1.0 million in Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (NYSE: ADF). Of the total $1.65 million the Fund invested in Aldel, $1.0 million was allocated to the Company, with the remaining $0.65 million allocated to noncontrolling interests. The Company’s $1 million investment in Aldel, represents the beneficial ownership of approximately 286,000 Aldel founder shares.

Mr. Swets serves as Senior Advisor to Aldel, Mr. Baqar serves as Director and Chief Financial Officer of Aldel, and Mr. Cerminara serves as a director of Aldel.

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

The Company paid $912,500 and $456,250 to FGM under the Shared Services Agreement for the six months ended June 30, 2021 and 2020, respectively.

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

Formation of FG SPAC Partners, LP

On January 4, 2021, FG SPAC Partners, LP (“FGSP”) was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGSP and holds an approximate 49% limited partner interest in FGSP directly and through its subsidiaries. Certain of our directors and officers also hold limited partner interests in FGSP. Our Chief Executive Officer and Director, Larry G. Swets, holds a limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. Hassan R. Baqar, our Chief Financial Officer effective August 6, 2021, also holds a limited partner interest through Sequoia Financial LLC, an advisory firm for which Mr. Baqar is managing member. The Chairman of our Board of Directors, D. Kyle Cerminara, also holds a limited partner interest through Fundamental Global, LLC, a holding company for which Mr. Cerminara is the manager and one of the members.

On January 11, 2021, FGSP purchased 1,075,000 founder shares from Aldel, for total consideration of $4,674. On March 25, 2021, FGSP entered into a forfeiture agreement with Aldel whereby FGSP agreed to transfer 575,000 of these founder shares back to Aldel at no cost. Concurrent with Aldel’s initial public offering, on April 12, 2021, FGSP also purchased 650,000 warrants at a price of $0.10 per warrant, each exercisable to purchase one share of Aldel’s Class A common stock at an exercise price of $15.00 per share (the “OTM Warrants”), for an aggregate purchase price of $65,000. In addition, the Company through its joint venture investment in Fundamental Global Asset Management, LLC and the FG Special Situations Fund, LP, has invested $1.0 million in the risk capital of Aldel Investors, LLC, which represent beneficial ownership of approximately 286,000 Aldel founder shares. Altogether, the Company’s investment represents beneficial interests of approximately 533,000 Aldel founder shares and approximately 321,000 OTM Warrants. Our Chief Executive Officer and Director, Larry G. Swets, serves as senior advisor to Aldel. Hassan R. Baqar, our Chief Financial Officer effective August 6, 2021, serves as a director and chief financial officer of Aldel. The Chairman of our Board of Directors, D. Kyle Cerminara serves as a director of Aldel.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

11. Net Income (loss) Per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020.

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Basic and diluted:
Net income (loss) from continuing operations	$440	$(2,571)	$328	$(10,868)
Gain attributable to noncontrolling interests	(667)	–	(666)	–
Dividends declared on Series A Preferred Shares	(447)	(350)	(797)	(700)
Loss attributable to FG Financial Group, Inc. common shareholders	(674)	(2,921)	(990)	(11,568)
Weighted average common shares outstanding	5,010,377	6,068,106	5,001,731	6,067,975
Loss per common share from continuing operations	$(0.13)	$(0.48)	$(0.23)	$(1.91)

Gain from sale of Maison Business, net of taxes	$–	$–	145	$–
Weighted average common shares outstanding	5,010,377	6,068,106	5,001,731	6,067,975
Income per common share from discontinued operations	$–	$–	$0.03	$–

The following potentially dilutive securities outstanding as of June 30, 2021 and 2020 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of June 30,
	2021	2020
Options to purchase common stock	130,000	–
Warrants to purchase common stock	1,500,000	1,500,000
Restricted stock units	126,419	147,910
	1,756,419	1,647,910

12. Commitments and Contingencies

Equity Award Letter Agreement

On January 18, 2021, the Company and the Company’s Chief Executive Officer, Larry Swets, Jr., entered into an Equity Award Letter Agreement (the “Letter Agreement”), pursuant to which the Company agreed to grant Mr. Swets a future award (the “Future Award”) of 370,000 stock options, restricted shares or restricted stock units, subject to the approval of an amended and/or new equity plan, among other conditions. Specifically, under the Letter Agreement, no such Future Award may be granted until there is a determination by the Compensation Committee of the specific vesting and other terms of the award, and an amended and/or new equity plan, in a form to be prepared and reviewed by the Board of Directors of the Company (the “Board”), has been approved by the Board and stockholders of the Company that authorizes a sufficient number of shares of common stock to make such Future Award.

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

Operating Lease Commitments:

Effective July 23, 2021, the Company entered into a lease agreement for office space in St. Petersburg, FL. The lease has a term of one year. Total minimum rent over the term is expected to be $18,000. Rent expense was $10,000 and $16,000 for the six months ended June 30, 2021 and 2020, respectively.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

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

13. Segment Reporting

The Company has two operating segments; insurance and asset management. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax. Our insurance segment consists of the operations of our Cayman Islands-based reinsurance subsidiary, FGRe, which includes our two quota share reinsurance agreements, as well the returns associated with the investments made by our reinsurance operations, which include the Company’s FedNat common stock investment as well as a portion of our investment in Aldel. Our asset management segment includes the operations of the Fund, as well as our investments in Metrolina, our investment advisory agreement with FedNat and the operations of our newly formed SPAC Platform.

The following table presents the financial information for each segment that is specifically identifiable or based on allocations using internal methodology as of and for the three and six months ended June 30, 2021 and 2020. The three months ended March 31, 2020 marked the first quarter following the sale of the Company’s insurance operations in the Asset Sale. Accordingly, the Company had limited information to present for its insurance segment for 2020, restricted primarily to its investment in FedNat common stock. Furthermore, cash proceeds received as a result of the Asset Sale had not yet been deployed and have been presented in the ‘other’ segment as of June 30, 2020. The ‘other’ category in the table below consists largely of corporate general and administrative expenses which have not been allocated to a specific segment.

(in thousands) For the three months ended June 30, 2021	Insurance	Asset Management	Other	Total
Revenues from external customers	$937	$25	$–	$962
Interest revenue	–	4	–	4
Total revenue	1,676	1,526	–	3,202
Depreciation and amortization	–	–	2	2
Income (loss) before income tax	540	1,430	(1,530)	440

For the six months ended June 30, 2021
Revenues from external customers	$1,122	$80	$–	$1,202
Interest revenue	13	12	–	25
Total revenue	12	5,280	–	5,292
Depreciation and amortization	–	–	33	33
Income (loss) before income tax	(1,589)	5,028	(3,111)	328

As of June 30, 2021
Segment assets	$13,620	$17,669	$11,403	$42,692

For the three months ended June 30, 2020
Revenues from external customers	$–	$25	$–	$25
Interest revenue	–	42	–	42
Total revenue	(567)	21	–	(546)
Depreciation and amortization	–	–	1	1
Income (loss) before income tax	(600)	21	(1,472)	(2,051)

For the six months ended June 30, 2020
Revenues from external customers	$–	$50	$4	$54
Interest revenue	–	125	–	125
Total revenue	(9,539)	312	4	(9,223)
Depreciation and amortization	–	–	2	2
Income (loss) before income tax	(9,572)	312	(2,273)	(11,533)

As of June 30, 2020
Segment assets	$19,636	$4,082	$28,103	$54,783

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

Cautionary Note about Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “can,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “evaluate,” “forecast,” “goal,” “guidance,” “indicate,” “intend,” “likely,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probable,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “view,” “will,” “would,” “will be,” “will continue,” “will likely result” or the negative thereof or other variations thereon or comparable terminology. In particular, discussions and statements regarding the Company’s future business plans and initiatives are forward-looking in nature. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these to be reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements and may impact our ability to implement and execute on our future business plans and initiatives. You should be aware that many of the risks listed below were, and may continue to be, exacerbated by the COVID-19 pandemic.

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

As of June 30, 2021, Fundamental Global Investors, LLC, a privately owned investment management company, and its affiliates, or FGI, beneficially owned approximately 61% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FGI.

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

FG FINANCIAL GROUP, INC.

Reinsurance Capacity Right of First Refusal Agreement

The Reinsurance Agreement provides the Company with a right of first refusal to sell reinsurance coverage to the insurance company subsidiaries of FedNat, providing reinsurance on up to 7.5% of any layer in FedNat’s catastrophe reinsurance program, subject to the annual reinsurance limit of $15.0 million, on the terms and subject to the conditions set forth in the Reinsurance Agreement. All reinsurance sold by the Company pursuant to the right of first refusal, if any, will be memorialized in an agreement in such form and subject to such terms and conditions as are customary in the property and casualty insurance industry. The Reinsurance Agreement is assignable by the Company subject to conditions set forth in the agreement. The term of the Reinsurance Agreement is five years, expiring on December 2, 2024. As of June 30, 2021, the Company has not provided any reinsurance coverage to FedNat under the Reinsurance Agreement.

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

Reinsurance:

The Company has formed a wholly-owned reinsurance subsidiary, FG Reinsurance Ltd. (“FGRe”), a Cayman Islands limited liability company, to provide specialty property and casualty reinsurance. FGRe has been granted a Class B (iii) insurer license in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto and is subject to regulation by the Cayman Islands Monetary Authority (the “Authority”). The terms of the license require FGRe to receive a capital infusion in the amount of $5.0 million, which the Company effected in July 2020 via the transfer of 156,000 shares of FedNat common stock from the Company along with approximately $3.3 million in cash. The terms of the insurer license also require advance approval from the Authority should FGRe wish to enter into any reinsurance agreements which are not fully collateralized to their aggregate exposure limit. In November 2020, FGRe entered into its first reinsurance transaction, effective January 1, 2021, through a Funds at Lloyds syndicate (“FAL”). The maximum loss exposure in the transaction is approximately $2.9 million and covers all risks written by the syndicate during the 2021 calendar year. On November 12, 2020 FGRe initially funded a trust account at Lloyd’s with approximately $2.4 million in cash to collateralize its obligations under the contract. Effective April 1, 2021 FGRe entered into its second reinsurance contract with a leading insurtech company that provides automotive insurance utilizing driver monitoring to predictively segment and price drivers. FGRe’s exposure is limited by a loss-cap stipulated within the quota-share agreement.

Asset Management:

FGSC serves as an investment advisor to FedNat under the investment advisory agreement entered into at the closing of the Asset Sale. The Company has also formed Fundamental Global Asset Management, LLC (“FGAM”), a joint venture with an affiliate of FGI, to sponsor investment advisors that will manage private funds ranging the full spectrum of alternative equities, fixed income, private equity and real estate. In September 2020, the joint venture sponsored the launch of FG Special Situations Fund via an investment of $5.0 million. Approximately $4.0 million of this investment represented the sponsorship of our first special purpose acquisition company, or “SPAC”.

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

SPAC Platform

On December 21, 2020 we formed FG SPAC Solutions LLC (“FGSS”), a Delaware company, to facilitate the launch of our “SPAC Platform”. Under the SPAC Platform, we plan to provide various strategic, administrative, and regulatory support services to newly formed SPACs for a monthly fee. The Company co-founded a partnership, FG SPAC Partners, LP (“FGSP”) to participate as a co-sponsor for newly formed SPACs. The Company also participates in the risk capital investments associated with the launch of such SPACs through its Asset Management business, specifically FG Special Situations Fund, LP. The first transaction entered into under the SPAC Platform occurred on January 11, 2021 by and among FGSS and Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (“Aldel”), a special purpose acquisition company which consummated its initial public offering on April 12, 2021. Under the services agreement between FGSS and Aldel Investors, LLC (the “Agreement”), FGSS has agreed to provide certain accounting, regulatory, strategic advisory, and other administrative services to Aldel, which include assistance with negotiations with a potential merger target for the SPAC as well as assistance with the de-SPAC process. Additional information regarding our formation of FGSS and our SPAC Platform can be found in Note 10 – Related Party Transactions under the heading “Formation of FG SPAC Partners, LP.”

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

FG FINANCIAL GROUP, INC.

Discontinued Operations:

Due to the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor (the “Maison Business”) on December 2, 2019, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. For the six months ended June 30, 2021, we recognized a gain from the sale of the Maison Business of approximately $145,000. This was related to a final true-up and settlement in the current quarter, for income taxes due to the Company under the sale agreement.

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

FG FINANCIAL GROUP, INC.

Premium Revenue Recognition:

The Company participates in quota share contracts and estimates the ultimate premiums for the contract period. These estimates are based on information received from the ceding companies, whereby premiums are recorded as written in the same periods in which the underlying insurance contracts are written and are based on cession statements from cedents. These statements are received quarterly, in arrears and thus for any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period.

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

Loss and Loss Adjustment Expense Reserves

These reserve estimates are based on estimates derived from reports received from ceding companies. These estimates are periodically reviewed by the Company’s management and adjusted as necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

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

Analysis of Financial Condition

As of June 30, 2021 compared to December 31, 2020

Investments

The following table summarizes the Company’s investments in equity securities as of June 30, 2021 and December 31, 2020.

($ in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
As of June 30, 2021
FedNat common stock	$20,751	$–	$14,763	$5,988
SPAC investments	680	4	–	684
Private placements	5,679	5,116	–	10,795
Total equity securities	$27,110	$5,120	$14,763	$17,467

As of December 31, 2020
FedNat common stock	$20,751	$–	$12,209	$8,542
Private placements	4,012	–	–	4,012
Total equity securities	$24,763	$–	$12,209	$12,554

FedNat Common Stock

On December 2, 2019, the Company received 1,773,102 shares of FedNat Holding Company common stock (Nasdaq: FNHC), along with $25.5 million cash as consideration for the Asset Sale. On July 14, 2020, the Company transferred 156,000 shares of FedNat common stock to FGRe, a wholly-owned subsidiary of the Company, as a capital contribution for no consideration, and, on September 15, 2020, the Company transferred 330,231 shares of FedNat common stock to the Hale Parties as further discussed in Note 10 – “Related Party Transactions”. Following the transactions, the Company directly holds 1,286,871 shares of FedNat common stock. As of August 11, 2021, the estimated fair value of the 1,442,871 shares of FedNat common stock held in the aggregate by the Company and its subsidiary was [$6.3 million].

SPAC Investments

SPAC investments consist of the public equity of newly formed special purpose acquisition companies held by the Fund. The investments typically consist of one share of common stock of the SPAC, along with one-half of one redeemable warrant entitling the holder to purchase one share of common stock at an exercise price of $11.50 per share, although the number of warrants and/or the exercise price of the warrant may vary. The investments are typically issued by the SPAC as a combined unit consisting of both the common stock and warrant at a price of $10.00 per unit; however the offering price may also vary. Following the initial public offering of the SPAC, these units are separated into individual shares of common stock and warrants. The SPAC investments which we have purchased trade on either of the Nasdaq Stock Market or New York Stock Exchange.

FG FINANCIAL GROUP, INC.

Private Placements

Private placements typically consist of the private equity and risk capital associated with the sponsorship of SPACs and are also held by the Fund. In September 2020, the Company invested $5.0 million into its joint venture, Fundamental Global Asset Management, LLC (“FGAM’), to capitalize FG Special Situations Fund Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of the Fund. The Fund is majority owned by FGAM through the Fund’s general partner and the Advisor, both of which are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Of the initial $5.0 million investment, approximately $4.0 million was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8.6 million of risk capital used to launch FG New America Acquisition Corp (“FGNA”), a special purpose acquisition company which consummated its initial public offering on October 2, 2020. On July 20, 2021, FGNA completed its definitive business combination with Opportunity Financial, LLC and began operating as OppFi Inc. (“OppFi”), with OppFi’s common stock trading on the NYSE under the ticker symbol “OPFI”. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor. On July 15, 2021, the Sponsor entered into a sponsor forfeiture agreement with FGNA and Opportunity Financial, LLC, under which the Sponsor agreed to forfeit a portion of FGNA Class B common stock as well as a portion of warrants to purchase FGNA Class A common stock which the Sponsor previously held. As a result, as of July 20, 2021, the class A and class A-1 interests represent a potential beneficial ownership of approximately 0.86 million common shares of OPFI as well as approximately 0.36 million warrants to purchase common shares of OPFI at a price of $11.50 per share. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor.

The Company has determined that its investment in the Fund represents an investment in a variable interest entity (“VIE”) in which the Company is the primary beneficiary and as such, has consolidated the financial results of the Fund as of June 30, 2021. The Company evaluates whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and continuously reconsiders that conclusion. In determining whether the Company is the primary beneficiary, the Company evaluates its control rights as well as economic interests in the entity held either directly or indirectly through affiliates via both qualitative and quantitative analysis. Further investments in, or redemptions of investments in FGAM, by either member of joint venture could affect the entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Company assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

In the first quarter, 2021, the Company invested an additional $1.65 million into the Fund. Additionally, the Fund received outside investment of approximately $0.7 million, resulting in the presentation of noncontrolling interests in the Company’s consolidated balance sheet as of June 30, 2021. This additional investment was used by the Fund to sponsor its second SPAC via an investment of $1.65 million in Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (NYSE: ADF). Of the total $1.65 million the Fund invested in Aldel, $1.0 million was allocated to the Company, with the remaining $0.65 million allocated to noncontrolling interests. The Company’s $1 million investment in Aldel, represents the beneficial ownership of approximately 286,000 Aldel founder shares.

Other Investments

Other investments consist of equity investments made in privately held companies accounted for under the equity method. Equity method investments include our investment of $4.0 million in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invests in real estate through a real estate investment trust which is wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, is managed, in part, by Mr. Cerminara, the Chairman of the Company’s Board of Directors. The Company, a limited partner of Metrolina, does not have a controlling interest, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 52% as of June 30, 2021. We have recorded equity method earnings from our investment in Metrolina of approximately $25,000 and $95,000 and for each of the six months ended June 30, 2021 and 2020, respectively. The carrying value of our investment in Metrolina as of June 30, 2021 was approximately $4.72 million, which represents $0.72 million in undistributed earnings.

Equity method investments also include our investment in FG SPAC Partners, LP (“FGSP”). On January 4, 2021, FGSP was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGSP and holds an approximate 49% limited partner interest in FGSP directly and through its subsidiaries. Certain of our directors and officers also hold limited partner interests in FGSP. Our Chief Executive Officer and Director, Larry G. Swets, holds a limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. Hassan R. Baqar, our Chief Financial Officer effective August 6, 2021, also holds a limited partner interest through Sequoia Financial LLC, an advisory firm for which Mr. Baqar is managing member. The Chairman of our Board of Directors, D. Kyle Cerminara, also holds a limited partner interest through Fundamental Global, LLC, a holding company for which Mr. Cerminara is the manager and one of the members. We have recorded equity method earnings from our investment in FGSP of approximately $1.43 million for the six months ended June 30, 2021. The carrying value of our investment in FGSP as of June 30, 2021 was approximately $1.51 million, representing $1.43 million in undistributed earnings.

FG FINANCIAL GROUP, INC.

On January 11, 2021, FGSP purchased 1,075,000 founder shares from Aldel, for total consideration of $4,674. On March 25, 2021, FGSP entered into a forfeiture agreement with Aldel whereby FGSP agreed to transfer 575,000 of these founder shares back to Aldel at no cost. Concurrent with Aldel’s initial public offering, on April 12, 2021, FGSP also purchased 650,000 warrants at a price of $0.10 per warrant, each exercisable to purchase one share of Aldel’s Class A common stock at an exercise price of $15.00 per share (the “OTM Warrants”), for a purchase price of $65,000. In addition, as discussed above, the Company, through the Fund, has invested $1.0 million in the risk capital of Aldel Investors, LLC, which represent beneficial ownership of approximately 286,000 Aldel founder shares. Altogether, the Company’s investment represents beneficial interests of approximately 533,000 Aldel founder shares and approximately 321,000 OTM Warrants. Our Chief Executive Officer and Director, Larry G. Swets, serves as senior advisor to Aldel. Hassan R. Baqar, our Chief Financial Officer effective August 6, 2021, serves as a director and chief financial officer of Aldel. The Chairman of our Board of Directors, D. Kyle Cerminara serves as a director of Aldel.

Other investments also consist of equity we have purchased in a limited partnership and a limited liability company for which there does not exist readily determinable fair values. The Company accounts for these investments at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of the same issuer. Any profit distributions the Company receives on these investments are included in net investment income. The Company’s total investment in these two entities was approximately $483,000 as of June 30, 2021. For the six months ended June 30, 2021 and 2020, the Company has received profit distributions of $45,000 and $42,000 on these investments, respectively, which has been included in income. Furthermore, both investments began the process of returning capital back to its investors in 2020. As of June 30, 2021, the Company has received approximately 38% of its initial $776,000 investment back from these investments.

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

We have not recorded an impairment on our investments for either of the six months ended June 30, 2021 and 2020.

FG FINANCIAL GROUP, INC.

Funds Deposited with Reinsured Companies

On November 12, 2020, FGRe, our Cayman Islands based reinsurance subsidiary, initially funded a trust account at Lloyd’s with approximately $2.4 million in cash, to collateralize its obligations under our quota share agreement. The quota share agreement became effective January 1, 2021. As of June 30, 2021, the balance in the trust account was $2.7 million. We also anticipate that we will be required to provide additional collateral in the third quarter 2021, to support our automotive insurance quota-share agreement entered into April 1, 2021.

Current Income Taxes Recoverable

Current income taxes recoverable were approximately $1.5 million as of June 30, 2021, compared to approximately $1.7 million as of December 31, 2020, representing the estimate of both the Company’s state and federal income taxes receivable as of each date.

Reinsurance Balances Receivable

Reinsurance balances receivable were $2.2 million as of June 30, 2021 compared to $0 as of December 31, 2020 and represent net amounts due to the Company under our quota share agreements. As the Company estimates the ultimate premiums, loss expenses and other costs associated with these contracts, based on information received by us from the ceding companies, a significant portion of this balance is based on estimates and may not ultimately be collected by the Company.

Net Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes, as compared to the amounts used for income tax purposes. As of June 30, 2021, the Company has gross net deferred tax assets of approximately $4.0 million; however the Company has recorded a valuation allowance against all of its deferred tax assets due to the uncertain nature surrounding our ability to realize these tax benefits in the future, resulting in a net deferred tax asset of $0 as of June 30, 2021. Significant components of the Company’s net deferred taxes are as follows:

	June 30, 2021	December 31, 2020
Deferred income tax assets:
Net operating loss carryforward	$2,060	$1,143
Share-based compensation	242	216
Investments	1,728	2,570
Other	118	5
Deferred income tax assets	4,148	3,934
Less: Valuation allowance	(3,972)	(3,934)
Deferred income tax assets net of valuation allowance	$176	$–

Deferred income tax liabilities:
Deferred policy acquisition costs	$176	$–
Other	–	–
Deferred income tax liabilities	$176	$–

Net deferred income tax asset (liability)	$–	$–

As of June 30, 2021, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $9.8 million, which will be available to offset future taxable income. The Company’s NOLs expire as follows: $0.5 million in 2039, $0.1 million in 2040, and $0.7 million in 2041. The remaining $8.5 million in NOLs do not expire under current tax law.

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

FG FINANCIAL GROUP, INC.

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

Under the terms of our quota share agreements, and due to the nature of claims and premium reporting, a lag exists between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. The reports we receive from our cedents have pre-determined due dates. In the case of the Company’s FAL contract, second quarter 2021 premium and loss information will not be made available to the Company until subsequent to the filing of this quarterly report. Similarly, our automotive insurance quota share agreement reports monthly results to us approximately 45 days in arrears, requiring us to approximate full second quarter results under the contract. Thus, quarterly results, including the loss and loss adjustment expense reserves presented herein, have been partially based upon full-year forecasts reported to us by the ceding companies. The Company will obtain regular updates of premium and loss related information for the current and historical periods, which will be utilized to update this initial expected loss ratio.

While the Company believes its estimate of loss and loss adjustment expense reserves are adequate as of June 30, 2021, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information is provided.

A summary of changes in outstanding loss and loss adjustment expense reserves for the six months ended June 30, 2021 is as follows. There was no activity with respect to loss and loss adjustment expense reserves for the six months ended June 30, 2020.

(in thousands)	2021

Balance, January 1, gross of reinsurance	$–
Less reinsurance recoverable on loss and LAE expense reserves	–
Balance, January 1, net of reinsurance	–
Incurred related to:
Current year	835
Prior years	–
Paid related to:
Current year	(157)
Prior years	–
Balance, June 30, net of reinsurance	678
Plus reinsurance recoverable related to loss and LAE expense reserves	–
Balance, June 30, gross of reinsurance	$678

FG FINANCIAL GROUP, INC.

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

Investment in Metrolina

As of June 30, 2021, the Company has invested $4.0 million as a limited partner in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invests in real estate through a real estate investment trust which is wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, is managed, in part, by Mr. Cerminara, the Chairman of the Board of Directors of the Company. For the year ending December 31, 2020, the Company made approximately $80,000 in performance allocations to the general partner of Metrolina. Metrolina’s investment program is managed by FGI Funds Management LLC, an affiliate of FGI, which, with its affiliates, is the largest stockholder of the Company. The Company’s investment represents an approximate 52% ownership stake in Metrolina as of June 30, 2021.

Joint Venture Agreement

On March 31, 2020, the Company entered into the Limited Liability Company Agreement (the “LLC Agreement “) of Fundamental Global Asset Management, LLC (“FGAM”), a joint venture owned 50% by each of the Company and an affiliate of FGI. The purpose of FGAM is to sponsor, capitalize and provide strategic advice to investment managers in connection with the launch and/or growth of their asset management business and the investment products they sponsor.

FGAM is governed by a Board of Managers consisting of four managers, two of which are appointed by each member of the joint venture. The Company has appointed two of its independent directors to the Board of Managers of FGAM. Certain major actions, including any decision to sponsor a new investment manager, require the prior consent of both members.

In September 2020, the Company provided seed capital of $5.0 million into FGAM, to capitalize FG Special Situations Fund Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of FG Special Situations Fund, LP (the “Fund”), a Delaware limited partnership also formed on September 2, 2020. The Fund is majority owned by FGAM through the Fund’s general partner and the Advisor, both of which are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Of the total $5.0 million invested, approximately $4.0 million was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8.6 million of risk capital used to launch FG New America Acquisition Corp (NYSE: FGNA), a special purpose acquisition company which consummated its initial public offering on October 2, 2020. On July 20, 2021, FGNA completed its definitive business combination with Opportunity Financial, LLC and began operating as OppFi Inc. (“OppFi”), with OppFi’s common stock trading on the NYSE under the ticker symbol “OPFI”. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor. On July 15, 2021, the Sponsor entered into a sponsor forfeiture agreement with FGNA and Opportunity Financial, LLC, under which the Sponsor agreed to forfeit a portion of FGNA Class B common stock as well as a portion of warrants to purchase FGNA Class A common stock which the Sponsor previously held. As a result, as of July 20, 2021, the class A and class A-1 interests represent a potential beneficial ownership of approximately 0.86 million common shares of OPFI as well as approximately 0.36 million warrants to purchase common shares of OPFI at a price of $11.50 per share. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor.

Mr. Cerminara is a manager of the Sponsor. Mr. Swets, our Chief Executive Officer, was the Chief Executive Officer and a director of FGNA, however no longer holds those positions following FGNA’s business combination with OppFi. Mr. Swets is also a manager of the Sponsor. Hassan R. Baqar, our Chief Financial Officer effective August 6, 2021, was the Chief Financial Officer of FGNA, however no longer holds that position following FGNA’s business combination with OppFi.

In the first quarter, 2021, the Company invested an additional $1.65 million into FGAM, which, in turn, was further invested into the Fund. Additionally, the Fund received outside investment of approximately $0.7 million during the quarter. This additional investment was used by the Fund to sponsor its second SPAC via an investment of $1.65 million in Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (NYSE: ADF). Of the total $1.65 million the Fund invested in Aldel, $1.0 million was allocated to the Company, with the remaining $0.65 million allocated to noncontrolling interests. The Company’s $1 million investment in Aldel, represents the beneficial ownership of approximately 286,000 Aldel founder shares.

FG FINANCIAL GROUP, INC.

Mr. Swets serves as Senior Advisor to Aldel, Mr. Baqar serves as Director and Chief Financial Officer of Aldel, and Mr. Cerminara serves as a director of Aldel.

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

The Company paid $912,500 and $456,250 to FGM under the Shared Services Agreement for the six months ended June 30, 2021 and 2020, respectively.

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

Formation of FG SPAC Partners, LP

On January 4, 2021, FG SPAC Partners, LP (“FGSP”) was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGSP and holds an approximate 49% limited partner interest in FGSP directly and through its subsidiaries. Certain of our directors and officers also hold limited partner interests in FGSP. Our Chief Executive Officer and Director, Larry G. Swets, holds a limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. Hassan R. Baqar, our Chief Financial Officer effective August 6, 2021, also holds a limited partner interest through Sequoia Financial LLC, an advisory firm for which Mr. Baqar is managing member. The Chairman of our Board of Directors, D. Kyle Cerminara, also holds a limited partner interest through Fundamental Global, LLC, a holding company for which Mr. Cerminara is the manager and one of the members.

On January 11, 2021, FGSP purchased 1,075,000 founder shares from Aldel, for total consideration of $4,674. On March 25, 2021, FGSP entered into a forfeiture agreement with Aldel whereby FGSP agreed to transfer 575,000 of these founder shares back to Aldel at no cost. Concurrent with Aldel’s initial public offering, on April 12, 2021, FGSP also purchased 650,000 warrants at a price of $0.10 per warrant, each exercisable to purchase one share of Aldel’s Class A common stock at an exercise price of $15.00 per share (the “OTM Warrants”), for an aggregate purchase price of $65,000. In addition, the Company through its joint venture investment in Fundamental Global Asset Management, LLC and the FG Special Situations Fund, LP, has invested $1.0 million in the risk capital of Aldel Investors, LLC, which represent beneficial ownership of approximately 286,000 Aldel founder shares. Altogether, the Company’s investment represents beneficial interests of approximately 533,000 Aldel founder shares and approximately 321,000 OTM Warrants. Our Chief Executive Officer and Director, Larry G. Swets, serves as senior advisor to Aldel. Hassan R. Baqar, our Chief Financial Officer effective August 6, 2021, serves as a director and chief financial officer of Aldel. The Chairman of our Board of Directors, D. Kyle Cerminara serves as a director of Aldel.

Shareholders’ Equity

8.00% Cumulative Preferred Stock, Series A

On May 21, 2021, we completed the underwritten public offering of an additional 194,580 shares of our preferred stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”), for gross proceeds of approximately $4.9 million, before deducting underwriting commissions and offering expenses. This included the exercise in full by the underwriters of their over-allotment option to purchase up to an additional 25,380 shares, bringing the total number of Series A Preferred Stock shares outstanding to 894,580 as of June 30, 2021.

FG FINANCIAL GROUP, INC.

Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, when, as and if declared by our Board of Directors or a duly authorized committee thereof. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. [The Company’s Board of Directors declared the third quarter 2021 dividend on the shares of Series A Preferred Stock on August 13, 2021.]

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

Change in Shareholders’ Equity

The table below presents the primary drivers behind the changes to total shareholders’ equity for the six months ended June 30, 2021 and 2020.

	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity attributable to FG Financial Group, Inc.	Non-controlling Interests
Balance, January 1, 2020	700,000	6,065,948	151,359	$62,915	$–
Stock compensation expense	–	2,158	–	104	–
Dividends declared on Series A Preferred Stock	–	–	–	(700)	–
Net loss	–	–	–	(10,868)	–
Balance, June 30, 2020	700,000	6,068,106	151,359	$51,451	$–

Balance, January 1, 2021	700,000	4,988,310	1,281,511	$34,193	$–
Series A Preferred Share issuance	194,580	–	–	4,217	–
Stock compensation expense	–	22,067	–	247	–
Dividends declared on Series A Preferred Stock	–	–	–	(797)	–
Interests issued for contributed cash	–	–	–	–	657
Net loss	–	–	–	(193)	666
Balance, June 30, 2021	894,580	5,010,377	1,281,511	$37,667	$1,323

FG FINANCIAL GROUP, INC.

Results of Operations

Three and Six Months Ended June 30, 2021 Compared with Three and Six Months Ended June 30, 2020

Net Premiums Earned

Net premiums earned represent actual premiums earned on our quota-share agreements as well as estimated premiums earned on our FAL agreement for the second quarter 2021 and is approximately $0.9 million and $1.1 million for the three and six months ended June 30, 2021, respectively. Our FAL estimates are based on information received from the ceding companies, whereby premiums are recorded as written in the same periods in which the underlying insurance contracts are written, and are based on cession statements from cedents. These statements are received quarterly, in arrears and thus for any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period. As our quota-share agreements became effective in 2021, we had no corresponding net earned premiums for the three and six months ending June 30, 2020.

Net Investment Income (Loss)

Net investment income increased to $4.1 million from $(9.3) million for the six months ended June 30, 2021 and 2020, respectively, primarily as a result of unrealized holding gains on our equity investments. Similarly, net investment income increased to $2.2 million from $(0.6) million for the three months ended June 30, 2021 and 2020, respectively. The value of our SPAC and private placement investments is determined using a number of unobservable level 3 inputs under the guidance issued by the Financial Accounting Standards Board and, as a result, the fair values reflected in our financial statements may differ materially from: 1) values that would have been used had a readily available market existed for these investments; and 2) the values that may ultimately be realized upon sale of the investments. Net investment income (loss) for the three and six months ended June 30, 2021 and 2020 is as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized holding loss on FedNat common stock	$(693)	$(726)	$(2,554)	$(9,858)
Unrealized holding gain on private placement investments	1,513	–	5,116	–
Dividend income from FedNat common stock	–	159	–	319
Equity method earnings	1,362	–	1,457	95
Other	59	(4)	72	167
Net investment income (loss)	$2,241	$(571)	$4,091	$(9,277)

Other Income

Other income was $79,000 compared to $54,000 for the six months ended June 30, 2021 and 2020, respectively, and is comprised of fees earned under the Investment Advisory and Transition Services Agreements between the Company and FedNat. Also included in other income for the six months ended June 30, 2021 is approximately $30,000 in service fee revenue we have earned under our new SPAC Platform, whereby we have provided certain accounting, regulatory, strategic advisory, and other administrative services to Aldel.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses (‘LAE”) for the three and six months ended June 30, 2021 represent the charge associated with the establishment of loss and LAE reserves under our quota share reinsurance agreements. As discussed under the heading “Loss and Loss Adjustment Expense Reserves”, a portion of this charge represents an estimate based upon a full calendar year forecast of results provided to us by the ceding companies under our FAL arrangement.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million for the six months ending June 30, 2021, as compared to 2020. The increase was primarily due to an increase in professional fees incurred in connection with the commencement of our quota share agreements as well as the establishment and approval of our risk-retention group. Personnel costs have also increased as our employees count has increased from two to five when comparing six month periods. Also, costs associated with the Shared Services Agreement, as further described under the heading “Related Party Transactions” above have been included in general and administrative expenses. The Company paid $0.91 million and $0.46 million to FGM under the Shared Services Agreement for the six months ended June 30, 2021 and 2020, respectively.

FG FINANCIAL GROUP, INC.

Income Tax Expense

Our effective tax rate varies from the statutory federal income tax rates as shown in the following table.

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Income tax expense (benefit) at statutory income tax rate of 21%	$93	$(431)	$69	$(2,422)
Valuation allowance for deferred tax assets deemed unrealizable	47	967	40	2,004
Rate differential due to CARES Act	–	–	–	(214)
State income tax (net of federal tax benefit)	–	–	(114)	–
Share-based compensation	1	–	2	–
Noncontrolling interests	(140)		(140)	–
Other	(1)	(16)	(2)	(33)
Income tax expense (benefit)	$–	$520	(145)	$(665)

Income tax benefit – from continuing operations	$–	$520	$–	$(665)
Income tax benefit – from discontinued operations	$–	$–	$(145)	$–

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

Net Income (Loss)

Net income (loss) and earnings per share for the three and six months ended June 30, 2021 and 2020 is as shown in the following table.

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net income (loss)	$440	$(2,051)	$328	$(11,533)
Gain attributable to noncontrolling interests	667	–	666	–
Dividends declared on Series A Preferred Shares	447	350	797	700
Loss attributable to FG Financial Group, Inc. common shareholders	$(674)	$(2,921)	$(990)	$(11,568)

Loss per common share:
Basic and diluted	$(0.13)	$(0.48)	$(0.20)	$(1.91)

Weighted average common shares outstanding:
Basic and diluted	5,010,377	6,068,106	5,001,731	6,067,975

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

On May 21, 2021, we consummated the public offering of 194,580 shares of our 8.0% Series A Cumulative Preferred Stock (the “Series A Preferred Stock”) at a public offering price of $25.00 per share, for net proceeds of approximately $4.2 million, after deducting underwriting commissions and offering expenses. This includes the exercise in full by the underwriters of their over-allotment option to purchase up to an additional 25,380 shares. The offering was made pursuant to an effective shelf registration statement filed with the SEC. The final prospectus supplement relating to the offering was filed with the SEC on May 19, 2021. Including the May 21, 2021 public offering, we have 894,580 Series A Preferred Stock shares outstanding.

FG FINANCIAL GROUP, INC.

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

(in thousands)
Cash consideration from FedNat	$25,500
Cash from FedNat to repay outstanding surplus note obligations	18,728
Capital contribution from the Company to the Maison Business to meet GAAP book value requirement	(9,057)
Transaction bonuses paid to current and former executive officers of the Company	(605)
Company acquisition of the Funds from Maison	(3,218)
Payment of intercompany federal tax obligations	(3,702)
Payment of transaction expenses directly associated with the Asset Sale	(2,868)
Net cash proceeds	$24,778

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the six months ended June 30, 2021 and 2020.

(in thousands)	Six months ended June 30,
Summary of Cash Flows	2021	2020
Cash and cash equivalents – January 1	$12,132	$28,509

Net cash used by operating activities	(5,854)	(2,262)
Net cash provided by investing activities	76	91
Net cash provided (used) by financing activities	4,077	(700)
Net decrease in cash and cash equivalents	(1,701)	(2,871)

Cash and cash equivalents – June 30	$10,431	$25,638

For the six months ended June 30, 2021, net cash used by operating activities was approximately $5.9 million, the major drivers of which were as follows:

●	Our net income of approximately $473,000 for the quarter, adjusted downward by $4.0 million for unrealized gains on our equity investments.

●	A cash outflow of approximately $2.3 million for our consolidated Fund investments in private placement securities. As this investment was made by our investment company subsidiary, we are required to show these cash outflows as operating activities.

For the six months ended June 30, 2021, net cash provided by investing activities was $76,000, primarily related to the partial return of principal on our investments. Net cash provided by financing activities was $4.1 million, primarily the result of our issuance of 194,580 shares of Series A Preferred Stock on May 21, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

FG FINANCIAL GROUP, INC.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As previously reported, on Form 8-K filed August 3, 2021, on July 29, 2021, Hassan Baqar, age 43, was appointed the Company’s Chief Financial Officer, effective August 6, 2021. Mr. Baqar has served as a consultant to the Company since February 2019 through Sequoia Financial LLC (“Sequoia”), an advisory firm for which Mr. Baqar is managing member, at a rate of $10,833 per month. Effective August 11, 2021, the Company entered into the Second Amended and Restated Management Services Agreement (the “MSA”) between the Company and Sequoia, with it being agreed that Mr. Baqar would provide the services described on behalf of Sequoia. The Agreement provides that Mr. Baqar will act as the Company’s Chief Financial Officer and will perform services and duties as required by the Company’s Board of Directors and Chief Executive Officer, to whom he shall report.

In consideration for the services, the Company agrees to pay Sequoia $40,000 per month during the term of the MSA. The initial term of the MSA is twelve months unless terminated earlier as described below. Unless either party to the MSA provides the other with ninety days written notice, the MSA will renew for a subsequent twelve-month period. If the MSA is terminated for “Good Reason” by Mr. Baqar, payment for the remainder of the full term will be provided in lumpsum to Mr. Baqar at the time of termination. The Company may terminate the MSA for “Cause,” at any time upon fifteen days’ prior written notice. Upon termination by the Company for Cause, payment will stop immediately upon the effective date of termination. If the Agreement is terminated by either party without Cause or Good Reason prior to the end of the term, payment for the remainder of the term will be provided to Mr. Baqar subject to a maximum of three months.

In addition, the Company shall pay all of Mr. Baqar’s reasonable expenses associated with the performance of the duties as Chief Financial Officer.

The MSA contains a customary confidentiality provision and a six-month post-termination of the MSA restriction against both soliciting employees and independent contractors of the Company and inducing them to terminate their relationship with the Company.

ITEM 6. EXHIBITS

Exhibit	Description
10.1*	Amended and Restated Limited Liability Agreement of Fundamental Global Asset Management, LLC dated August 6, 2021.
10.2*†	Second Amended and Restated Management Services Agreement, dated August 11, 2021, between Sequoia Financial LLC and registrant
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement

FG FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FG FINANCIAL GROUP, INC.

Date:	August 16, 2021	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., Chief Executive Officer
(principal executive officer)

Date:	August 16, 2021	By:	/s/ Brian D. Bottjer
Brian D. Bottjer, Chief Accounting Officer
(principal financial and accounting officer)

