Form 10-Q
period 2021-09-30
FG Financial Group, Inc.
filed 2021-11-15
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of November 11, 2021 was 5,801,471.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FG FINANCIAL GROUP, INC. Consolidated Balance Sheets ($ in thousands, except share and per share data)

	September 30, 2021 (unaudited)	December 31, 2020
ASSETS
Equity securities, at fair value (cost basis of $31,239 and $24,763, respectively) (includes $15,608 and $4,013 held by the Company’s consolidated VIE, respectively)	$19,172	$12,554
Other investments	7,779	5,334
Cash and cash equivalents (includes $116 and $987 held by the Company’s consolidated VIE, respectively)	8,929	12,132
Funds deposited with reinsured companies	2,718	2,444
Current income taxes recoverable	–	1,724
Reinsurance balances receivable	3,364	–
Deferred policy acquisition costs	1,017	–
Other assets	871	517
Total assets	$43,850	$34,705

LIABILITIES
Loss and loss adjustment expense reserves	$1,344	$–
Unearned premium reserves	3,599	–
Accounts payable	713	455
Other liabilities	426	57
Total liabilities	$6,082	$512

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par value, 1,000,000 shares authorized, 894,580 and 700,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	$22,365	$17,500
Common stock, $0.001 par value; 10,000,000 shares authorized; 5,051,471 and 6,269,821 shares issued as of September 30, 2021 and December 31, 2020, respectively, and 5,051,471 and 4,988,310 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	5	6
Additional paid-in capital	40,609	47,065
Accumulated deficit	(30,593)	(24,193)
Less: treasury stock at cost; 0 and 1,281,511 shares as of September 30, 2021 and December 31, 2020, respectively	–	(6,185)
Total shareholders’ equity attributable to FG Financial Group, Inc.	32,386	34,193
Noncontrolling interests	5,382	–
Total shareholders’ equity	37,768	34,193
Total liabilities and shareholders’ equity	$43,850	$34,705

See accompanying notes to consolidated financial statements

FG FINANCIAL GROUP, INC. Consolidated Statements of Operations ($ in thousands, except share and per share data) (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Net premiums earned	$1,099	$–	$2,221	$–
Net investment income (loss)	(1,299)	(7,715)	2,792	(16,992)
Other income	67	25	146	79
Total revenue	(133)	(7,690)	5,159	(16,913)

Expenses:
Net losses and loss adjustment expenses	1,058	–	1,893	–
Amortization of deferred policy acquisition costs	202	–	633	–
General and administrative expenses	3,000	1,900	6,698	4,210
Total expenses	4,260	1,900	9,224	4,210

Loss from continuing operations before income taxes	(4,393)	(9,590)	(4,065)	(21,123)
Income tax benefit	–	–	–	(665)
Net loss from continuing operations	$(4,393)	$(9,590)	$(4,065)	$(20,458)
Discontinued operations (Note 4):
Gain from sale of the Maison Business, net of taxes	–	–	145	–
Net loss	(4,393)	(9,590)	(3,920)	(20,458)
Gain attributable to noncontrolling interests	569	–	1,235	–
Dividends declared on Series A Preferred Shares	448	350	1,245	1,050
Loss attributable to FG Financial Group, Inc. common shareholders	$(5,410)	$(9,940)	$(6,400)	$(21,508)

Basic and diluted net income (loss) per common share:
Continuing operations	$(1.08)	$(1.69)	$(1.31)	$(3.58)
Discontinued operations	–	–	0.03	–
	$(1.08)	$(1.69)	$(1.28)	$(3.58)

Weighted average common shares outstanding:
Basic and diluted	5,032,615	5,893,125	5,012,139	6,009,267

See accompanying notes to consolidated financial statements

FG FINANCIAL GROUP, INC. Consolidated Statements of Shareholders’ Equity (Unaudited) ($ in thousands)

	Preferred Stock		Common Stock		Treasury Stock
	Shares Out-standing	Amount	Shares Out-standing	Amount	Shares Out-standing	Amount	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity attributable to FG Financial Group, Inc.	Non-controlling Interests
Balance, January 1, 2020	700,000	$17,500	6,065,948	$6	151,359	$(1,009)	$46,754	$(336)	$62,915	$–
Stock based compensation	–	–	2,158	–	–	–	52	–	52	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	(350)	–
Net loss	–	–	–	–	–	–	–	(8,297)	(8,297)	–
Balance, March 31, 2020	700,000	$17,500	6,068,106	$6	151,359	$(1,009)	$46,806	$(8,983)	$54,320	$–

Stock based compensation	–	–	–	–	–	–	52	–	52	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	(350)	–
Net loss	–	–	–	–	–	–	–	(2,571)	(2,571)	–
Balance, June 30, 2020	700,000	$17,500	6,068,106	$6	151,359	$(1,009)	$46,858	$(11,904)	$51,451	$–

Stock based compensation	–	–	19,410	–	–	–	59	–	59	–
Repurchase Transaction			(1,130,152)		1,130,152	(5,176)	–	–	(5,176)
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	(350)	–
Net loss	–	–	–	–	–	–	–	(9,590)	(9,590)	–
Balance, September 30, 2020	700,000	$17,500	4,957,364	$6	1,281,511	$(6,185)	$46,917	$(21,844)	$36,394	$–
Balance, January 1, 2021	700,000	$17,500	4,988,310	$6	1,281,511	$(6,185)	$47,065	$(24,193)	$34,193	$–
Stock based compensation	–	–	22,067	–	–	–	177	–	177	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	(350)	–
Interests issued for contributed cash	–	–	–	–	–	–	–	–	–	657
Net income (loss)	–	–	–	–	–	–	–	34	34	(1)
Balance, March 31, 2021	700,000	$17,500	5,010,377	$6	1,281,511	$(6,185)	$47,242	$(24,509)	$34,054	$656

Series A Preferred Share issuance	194,580	4,865	–	–	–	–	(648)	–	4,217	–
Stock based compensation	–	–	–	–	–	–	70	–	70	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(447)	(447)	–
Net income (loss)	–	–	–	–	–	–	–	(227)	(227)	667
Balance, June 30, 2021	894,580	$22,365	5,010,377	$6	1,281,511	$(6,185)	$46,664	$(25,183)	$37,667	$1,323

Retirement of Treasury Stock	–	–	–	(1)	(1,281,511)	6,185	(6,184)	–	–	–
Stock based compensation	–	–	41,094	–	–	–	129	–	129	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(448)	(448)	–
Interests issued for contributed cash	–	–	–	–	–	–	–	–	–	3,490
Net income (loss)	–	–	–	–	–	–	–	(4,962)	(4,962)	569
Balance, September 30, 2021	894,580	$22,365	5,051,471	$5	–	$–	$40,609	$(30,593)	$32,386	$5,382

See accompanying notes to consolidated financial statements

FG FINANCIAL GROUP, INC. Consolidated Statement of Cash Flows (Unaudited) ($ in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(3,920)	$(20,458)
Adjustments to reconcile net income to net cash used by operating activities:
Net unrealized holding (gains) losses on investments	(2,670)	15,557
Net realized loss on sale of equity investments	4	2,111
Net deferred income taxes	–	(106)
Stock compensation expense	376	163
Purchase of investments by consolidated investment company subsidiary	(6,479)	(5,203)
Changes in operating assets and liabilities:
Funds deposited with reinsured companies	(274)	–
Current income taxes recoverable	1,724	(559)
Reinsurance balances receivable	(3,364)	–
Deferred policy acquisition costs	(1,017)	–
Other assets and receivables	(344)	(1,319)
Loss and loss adjustment expense reserves	1,344	–
Unearned premium reserves	3,599	–
Accounts payable and other liabilities	627	129
Net cash used by operating activities	(10,394)	(9,685)

Cash flows from investing activities:
Purchases of furniture and equipment	(10)	(3)
Purchases of equity method investments	(73)	–
Return of capital – other investments	155	–
Net cash provided (used) by investing activities	72	(3)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	4,217	–
Payment of dividends on preferred shares	(1,245)	(1,050)
Purchase of treasury shares	–	(2,538)
Cash contributions from non-controlling interests	4,147	–
Net cash provided (used) by financing activities	7,119	(3,588)

Net decrease in cash and cash equivalents	(3,203)	(13,276)
Cash and cash equivalents at beginning of period	12,132	28,509
Cash and cash equivalents at end of period	$8,929	$15,233

Non-Cash Financing Transactions
Sale of equity investments to purchase treasury shares	$–	$2,639

See accompanying notes to consolidated financial statements.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

1. Nature of Business

FG Financial Group, Inc. (“FGF”, the “Company”, “we”, or “us”) is a reinsurance and investment management holding company focused on opportunistic collateralized and loss capped reinsurance, while allocating capital in partnership with Fundamental Global® to SPAC and SPAC sponsor-related businesses. The Company’s principal business operations are conducted through its subsidiaries and affiliates. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to the offering, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. From our inception through December 2, 2019, we operated as an insurance holding company, writing property and casualty insurance throughout the states of Louisiana, Florida and Texas through our subsidiaries. On December 2, 2019, we sold our three insurance subsidiaries, and embarked on a new strategy focused on insurance, reinsurance, real estate, and asset management. Accordingly, on December 14, 2020, our shareholders approved a change in our corporate name to FG Financial Group, Inc., to better align with this new business strategy.

As of September 30, 2021, Fundamental Global GP, LLC, a privately owned investment management company, and its affiliates, or “FG,” beneficially owned approximately 60% of our outstanding shares of common stock. D. Kyle Cerminara, the Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

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

As consideration for the Asset Sale, FedNat paid the Company $51.0 million, consisting of $25.5 million in cash and $25.5 million in FedNat’s common stock, or 1,773,102 shares of FedNat common stock. In addition, upon the closing of the Asset Sale, $18.0 million of outstanding surplus note obligations payable by Maison to the Company, plus all accrued but unpaid interest, was repaid to the Company.

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Reinsurance Capacity Right of First Refusal Agreement

The Reinsurance Agreement provides the Company with a right of first refusal to sell reinsurance coverage to the insurance company subsidiaries of FedNat, providing reinsurance on up to 7.5% of any layer in FedNat’s catastrophe reinsurance program, subject to the annual reinsurance limit of $15.0 million, on the terms and subject to the conditions set forth in the Reinsurance Agreement. All reinsurance sold by the Company pursuant to the right of first refusal, if any, will be memorialized in an agreement in such form and subject to such terms and conditions as are customary in the property and casualty insurance industry. The Reinsurance Agreement is assignable by the Company subject to conditions set forth in the agreement. The term of the Reinsurance Agreement is five years, expiring on December 2, 2024. As of September 30, 2021, the Company has not provided any reinsurance coverage to FedNat under the Reinsurance Agreement.

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

Reinsurance

The Company has formed a wholly-owned reinsurance subsidiary, FG Reinsurance Ltd. (“FGRe”), a Cayman Islands limited liability company, to provide specialty property and casualty reinsurance. FGRe has been granted a Class B (iii) insurer license in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto and is subject to regulation by the Cayman Islands Monetary Authority (the “Authority”). The terms of the license required FGRe to receive a capital infusion in the amount of $5.0 million, which the Company effected in July 2020 via the transfer of 156,000 shares of FedNat common stock from the Company along with approximately $3.3 million in cash. The terms of the license also require advance approval from the Authority should FGRe wish to enter into any reinsurance agreements which are not fully collateralized to their aggregate exposure limit. In November 2020, FGRe entered into its first reinsurance transaction, effective January 1, 2021, through a Funds at Lloyds syndicate (“FAL”). The maximum loss exposure in the transaction is approximately $2.9 million and covers all risks written by the syndicate during the 2021 calendar year. On November 12, 2020 FGRe initially funded a trust account at Lloyd’s with approximately $2.4 million in cash to collateralize its obligations under the contract. Effective April 1, 2021, FGRe entered into its second reinsurance contract with a leading insurtech company that provides automotive insurance utilizing driver monitoring to predictively segment and price drivers. FGRe’s exposure is limited by a loss-cap stipulated within the quota-share agreement.

Asset Management

FGSC serves as an investment advisor to FedNat under the investment advisory agreement entered into at the closing of the Asset Sale. The Company has also formed Fundamental Global Asset Management, LLC (“FGAM”), a joint venture with an affiliate of FG, to sponsor investment advisors that will manage private funds ranging the full spectrum of alternative equities, fixed income, private equity and real estate. In September 2020, the joint venture sponsored the launch of FG Special Situations Fund via an investment of $5.0 million. Approximately $4.0 million of this investment represented the sponsorship of our first SPAC.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Insurance

FGRe is currently in the process of establishing and seeking regulatory approvals for a Risk Retention Group (“RRG”) to be domiciled in the State of Vermont for the purpose of providing directors and officers insurance coverage to special purpose acquisition vehicles. The Company expects to obtain the necessary regulatory approvals for the RRG in the fourth quarter of 2021. FGRe also anticipates providing capital, along with other participants, to facilitate the underwriting of such insurance coverage. The Company will focus on fee income derived from originating, underwriting, and servicing the insurance business, while mitigating our financial risk with external reinsurance partners.

SPAC Platform

On December 21, 2020, we formed FG SPAC Solutions LLC (“FGSS”), a Delaware company, to facilitate the launch of our “SPAC Platform”. Under the SPAC Platform, we plan to provide various strategic, administrative, and regulatory support services to newly formed SPACs for a monthly fee. The Company co-founded a partnership, FG SPAC Partners, LP (“FGSP”) to participate as a co-sponsor for newly formed SPACs. The Company also participates in the risk capital investments associated with the launch of such SPACs through its Asset Management business, specifically FG Special Situations Fund, LP. The first transaction entered into under the SPAC Platform occurred on January 11, 2021, by and among FGSS and Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (“Aldel”), a special purpose acquisition company which consummated its initial public offering on April 12, 2021. Under the services agreement between FGSS and Aldel Investors, LLC (the “Agreement”), FGSS has agreed to provide certain accounting, regulatory, strategic advisory, and other administrative services to Aldel, which include assistance with negotiations with a potential merger target for the SPAC as well as assistance with the de-SPAC process. Additional information regarding our formation of FGSS and our SPAC Platform can be found in Note 10 – Related Party Transactions under the heading “Formation of FG SPAC Partners, LP.”

2. Significant Accounting Policies

Basis of Presentation

These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Nature of Operations and Basis of Consolidation

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

Discontinued Operations

Due to the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor on December 2, 2019, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. For the nine months ended September 30, 2021, we recognized a gain from the sale of the Maison Business of approximately $145,000. This was related to a final true-up and settlement in the first quarter 2021, for income taxes due to the Company under the sale agreement. The following table presents a reconciliation of the major classes of line items constituting pretax profit (loss) of discontinued operations to the after-tax profit (loss) of discontinued operations that are presented in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Pre-tax gain (loss) on sale	$–	$–	$–	$–
Income tax benefit	–	–	(145)	–
Net gain from sale of Maison Business	$–	$–	$145	$–

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

The Use of Estimates in the Preparation of Consolidated Financial Statements

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

Investments in Equity Securities

Investments in equity securities are carried at fair value with subsequent changes in fair value recorded to the Consolidated Statements of Operations as a component of net investment income.

Other Investments

Other investments consist, in part, of equity investments made in privately held companies accounted for under the equity method. We utilize the equity method to account for investments when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. We apply the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock.

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

Investment Company Accounting

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of 90 days or less.

Income Taxes

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, amounts held as collateral under our quota share insurance agreements, as well as other amounts due to us under our quota share insurance agreements. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of September 30, 2021, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

The Company had not experienced any credit losses related to amounts due to us under our quota share agreements.

Premium Revenue Recognition

The Company participates in a quota share contracts and estimates the ultimate premiums for the contract period. These estimates are based on information received from the ceding companies, whereby premiums are recorded as written in the same periods in which the underlying insurance contracts are written and are based on cession statements from cedents. These statements are received quarterly and in arrears, and thus for any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period.

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Funds Held by Cedents

The caption “Funds Deposited with Reinsured Companies” in the Company’s consolidated balance sheets includes amounts held by Funds at Lloyd’s provided to support our reinsurance contracts with Lloyd’s syndicates. As of September 30, 2021, funds held by cedents were $2.7 million. On October 20, 2021, we posted additional collateral in the amount of approximately $1.0 million, to support our automotive insurance quota-share agreement entered into on April 1, 2021.

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

Stock-Based Compensation

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

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

Earnings (loss) Per Common Share

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

Accounting Standards Pending Adoption

ASU 2016-13: Financial Instruments – Credit Losses

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

4. Investments

The following table summarizes the Company’s investments in equity securities as of September 30, 2021 and December 31, 2020:

($ in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
As of September 30, 2021
FNHC common stock	$20,751	$–	$17,187	$3,564
SPAC investments	19	–	–	19
Private placements	10,469	5,120	–	15,589
Total equity securities	$31,239	$5,120	$17,187	$19,172

As of December 31, 2020
FNHC common stock	$20,751	$–	$12,209	$8,542
Private placements	4,012	–	–	4,012
Total equity securities	$24,763	$–	$12,209	$12,554

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

FedNat Common Stock

On December 2, 2019, the Company received 1,773,102 shares of FedNat Holding Company common stock (Nasdaq: FNHC), along with $25.5 million cash as consideration for the Asset Sale. On July 14, 2020, the Company transferred 156,000 shares of FedNat common stock to FGRe, a wholly-owned subsidiary of the Company, as a capital contribution for no consideration, and, on September 15, 2020, the Company transferred 330,231 shares of FedNat common stock to the Hale Parties as further discussed in Note 10 – “Related Party Transactions”. Following the transactions, the Company directly holds 1,286,871 shares of FedNat common stock. As of November 10, 2021, the estimated fair value of the 1,442,871 shares of FedNat common stock held in the aggregate by the Company and its subsidiary was $3.2 million.

SPAC Investments

SPAC investments consist of the public equity of newly formed special purpose acquisition companies held by the Fund. The investments typically consist of one share of common stock of the SPAC, along with one-half of one redeemable warrant entitling the holder to purchase one share of common stock at an exercise price of $11.50 per share, although the number of warrants and/or the exercise price of the warrant may vary. The investments are typically issued by the SPAC as a combined unit consisting of both the common stock and warrant at a price of $10.00 per unit however the offering price may also vary. Following the initial public offering of the SPAC, these units are separated into individual shares of common stock and warrants. The SPAC investments which we have purchased trade on either of the Nasdaq Stock Market or New York Stock Exchange.

Private Placements

Private placements consist of the private equity and risk capital associated with the sponsorship of SPACs and are held by the Fund. In September 2020, the Company invested $5.0 million into its joint venture, Fundamental Global Asset Management, LLC (“FGAM”), to capitalize FG Special Situations Fund Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of the Fund. Of the initial $5.0 million investment, approximately $4.0 million was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8.6 million of risk capital used to launch FG New America Acquisition Corp (“FGNA”), a special purpose acquisition company which consummated its initial public offering on October 2, 2020. On July 20, 2021, FGNA completed its definitive business combination with Opportunity Financial, LLC and began operating as OppFi Inc. (“OppFi”), with OppFi’s common stock trading on the NYSE under the ticker symbol “OPFI”. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor. On July 15, 2021, the Sponsor entered into a sponsor forfeiture agreement with FGNA and Opportunity Financial, LLC, under which the Sponsor agreed to forfeit a portion of FGNA Class B common stock as well as a portion of warrants to purchase FGNA Class A common stock which the Sponsor previously held. As a result, as of July 20, 2021, the class A and class A-1 interests represent a potential beneficial ownership of approximately 0.86 million common shares of OPFI as well as approximately 0.36 million warrants to purchase common shares of OPFI at a price of $11.50 per share. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor.

The Company has determined that its investment in the Fund represents an investment in a variable interest entity (“VIE”) in which the Company is the primary beneficiary and as such, has consolidated the financial results of the Fund as of September 30, 2021. The Company evaluates whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and continuously reconsiders that conclusion. In determining whether the Company is the primary beneficiary, the Company evaluates its control rights as well as economic interests in the entity held either directly or indirectly through affiliates via both qualitative and quantitative analysis. Further investments in, or redemptions of investments in FGAM, by either member of joint venture could affect the entity’s status as a VIE or the determination of the primary beneficiary. At each reporting date, the Company assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

For the nine months ended September 30, 2021, the Company invested an additional $1.65 million into the Fund and the Fund also received outside investment of approximately $4.1 million, resulting in the presentation of noncontrolling interests in the Company’s consolidated balance sheet as of September 30, 2021. A portion of this additional investment was used by the Fund to sponsor its second SPAC via an investment of $1.65 million in Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (NYSE: ADF). Of the total $1.65 million the Fund invested in Aldel, $1.0 million was allocated to the Company, with the remaining $0.65 million allocated to noncontrolling interests. The Company’s $1.0 million investment in Aldel represents the beneficial ownership of approximately 286,000 Aldel founder shares.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Additionally, in the third quarter 2021, the Fund invested approximately $4.8 million in a private placement not related to the sponsorship of a SPAC, but which instead seeks to benefit from the underlying publicly traded stock which it owns. Of the total $4.8 million invested by the Fund, approximately $1.5 million has been allocated to the Company.

Schedule of Investments

The assets and liabilities of the Fund, our investment company subsidiary, have been included in the Company’s consolidated balance sheets presented herein and as listed in the table below. The assets of the Fund may only be used to settle its obligations. The Company’s maximum exposure to loss as a result of its involvement with the Fund is $6.65 million as of September 30, 2021.

($ in thousands)	September 30, 2021	December 31, 2020

Cash equivalents	$116	$988
Investments-SPACs	19	–
Investments-Private placements	15,589	4,012
Other assets	22	–
Total assets	$15,746	$5,000

Accounts payable	$28	$–
Total liabilities	$28	$–

Other Investments

Other investments consist, in part, of equity investments made in privately held companies accounted for under the equity method. Equity method investments include our investment of $4.0 million in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invests in real estate through a real estate investment trust which is wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, is managed, in part, by Mr. Cerminara, the Chairman of the Company’s Board of Directors. The Company, a limited partner of Metrolina, does not have a controlling interest, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 52% as of September 30, 2021. We have recorded equity method earnings from our investment in Metrolina of approximately $137,000 and $61,000 for each of the nine months ended September 30, 2021 and 2020, respectively. The carrying value of our investment in Metrolina as of September 30, 2021 was approximately $4.83 million. In the third quarter, 2021, Metrolina announced it would be liquidating and returning capital to its investors. Accordingly, on November 11, 2021, we received approximately $4.4 million in cash back from the Fund, representing our initial investment of $4.0 million plus approximately $0.4 million in distributed earnings. We anticipate receiving additional earnings from Metrolina in the fourth quarter of 2021, based upon the final net asset value calculated by Metrolina as of November 30, 2021.

Equity method investments also include our investment in FG SPAC Partners, LP (“FGSP”). On January 4, 2021, FGSP was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGSP and holds an approximate 49% limited partner interest in FGSP directly and through its subsidiaries. Certain of our directors and officers also hold limited partner interests in FGSP. Our Chief Executive Officer and Director, Larry G. Swets, Jr., holds a limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. Hassan R. Baqar, our Chief Financial Officer effective August 6, 2021, also holds a limited partner interest through Sequoia Financial LLC, an advisory firm for which Mr. Baqar is managing member. The Chairman of our Board of Directors, D. Kyle Cerminara, also holds a limited partner interest through Fundamental Global, LLC, a holding company for which Mr. Cerminara is the manager and one of the members. We have recorded equity method earnings from our investment in FGSP of approximately $2.39 million for the nine months ended September 30, 2021. The carrying value of our investment in FGSP as of September 30, 2021 was approximately $2.46 million, representing $2.39 million in undistributed earnings.

On January 11, 2021, FGSP purchased 1,075,000 founder shares from Aldel, for total consideration of $4,674. On March 25, 2021, FGSP entered into a forfeiture agreement with Aldel whereby FGSP agreed to transfer 575,000 of these founder shares back to Aldel at no cost. Concurrent with Aldel’s initial public offering, on April 12, 2021, FGSP also purchased 650,000 warrants at a price of $0.10 per warrant, each exercisable to purchase one share of Aldel’s Class A common stock at an exercise price of $15.00 per share (the “OTM Warrants”), for a purchase price of $65,000. In addition, as discussed above, the Company, through the Fund, has invested $1.0 million in the risk capital of Aldel Investors, LLC, which represent beneficial ownership of approximately 286,000 Aldel founder shares. Altogether, the Company’s investment represents beneficial interests of approximately 533,000 Aldel founder shares and approximately 321,000 OTM Warrants. Mr. Swets serves as senior advisor to Aldel. Mr. Baqar serves as a director and chief financial officer of Aldel. Mr. Cerminara serves as a director of Aldel.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Other investments also consist of equity we have purchased in a limited partnership and a limited liability company for which there does not exist readily determinable fair values. The Company accounts for these investments at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of the same issuer. Any profit distributions the Company receives on these investments are included in net investment income. The Company’s total investment in these two entities was approximately $483,000 as of September 30, 2021. For the nine months ended September 30, 2021 and 2020, the Company has received profit distributions of $73,000 and $42,000 on these investments, respectively, which has been included in income. Furthermore, both investments began the process of returning capital back to its investors beginning in 2020. As of September 30, 2021, the Company has received approximately 38% of its initial $776,000 investment back from these investments.

Impairment

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

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional investment managers and appraisers could be incorrect;

●	the past operating performance and cash flows generated from the investee’s operations may not reflect their future performance; and

●	the estimated fair values for investment for which observable market prices are not available are inherently imprecise.

We have not recorded an impairment on our investments for either of the nine months ended September 30, 2021 and 2020.

Net investment income (loss) for the three and nine months ended September 30, 2021 and 2020 is as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized holding loss on FNHC common stock	$(2,424)	$(5,760)	$(4,978)	$(15,618)
Unrealized holding gain on private placement investments	4	–	5,120	–
Realized loss on FHNC shares	–	(2,110)	–	(2,110)
Dividend income from FNHC common stock	–	160	–	479
Equity method earnings	1,070	–	2,527	–
Other	51	(5)	123	257
Net investment income (loss)	$(1,299)	$(7,715)	$2,792	$(16,992)

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

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

We have valued our investment in FedNat and SPAC units at their last reported sales price as the shares and units are traded on a national exchange. They have been characterized in Level 1 of the fair value hierarchy. Furthermore, certain of our private placement investments are characterized in Level 1 of the fair value hierarchy as their value is based on the underlying investments it holds (those investments also traded on a national exchange).

The remainder of our private placement investments have been characterized in Level 3 of the fair value hierarchy. As of September 30, 2021, these consist of the Fund’s private placement investments in the equity interests of the sponsor companies of OppFi (formerly FGNA) and Aldel. The estimated fair value of our OppFi sponsor interests consist of both class A and A-1 interests in the Sponsor, which, represent the beneficial interest of approximately 860,000 shares of OppFi as well as approximately 360,000 warrants to purchase OppFi common stock at $11.50 per share. The estimated fair value of our Aldel sponsor interests consist of a total of approximately 471,000 Aldel founder shares held by the Fund to which the Company was allocated approximately 286,000 founder shares, with the remaining 185,000 founder shares allocated to noncontrolling interests.

The value of these interests was determined using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility, expected term, dividend yield and risk-free interest rate of the underlying SPAC common stock. The Company estimates the volatility of the common stock based on the historical performance of various broad market indices blended with various peer companies which the Company considers having similar characteristics to the underlying SPAC.

Following are the significant inputs in the valuation model for the fair value of our OppFi and Aldel sponsorship interests as of September 30, 2021:

	OppFi		Aldel
	Founder Shares	Warrants	Founder Shares
Expected volatility	55.0%	36.0%	25.0%
Expected term (years)	0.7 to 0.8	4.8	0.8 to 1.3
Dividend yield	0.0%	0.0%	0.0%
Risk-free rate	0.1%	0.9%	0.1%
Probability of completing a business combination	100.0%	100.0%	90.0%
Discount for lack of marketability	19.0%	n/a	10.0%

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Financial instruments measured, on a recurring basis, at fair value as of September 30, 2021 and December 31, 2020 in accordance with the guidance promulgated by the FASB are as follows.

(in thousands)
As of September 30, 2021	Level 1	Level 2	Level 3	Total
FedNat common stock	$3,564	$–	$–	$3,564
SPAC investments	19	–	–	19
Private placements	4,934	–	10,655	15,589
	$8,517	$–	$10,655	$19,172

As of December 31, 2020
FNHC common stock	$8,542	$–	$–	$8,542
Private placements	–	–	4,012	4,012
	$8,542	$–	$4,012	$12,554

The following table presents the changes in assets classified in Level 3 of the fair value hierarchy for the nine months ended September 30, 2021. There was no activity with respect to Level 3 assets for the nine months ended September 30, 2020.

(in thousands)	2021
Balance, January 1	$4,012
Purchases	1,667
Unrealized holding gains	4,976
Balance, September 30	$10,655

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Under the terms of our quota share agreements, and due to the nature of claims and premium reporting, a lag exists between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. The reports we receive from our cedents have pre-determined due dates. In the case of the Company’s FAL contract, third quarter 2021 premium and loss information will not be made available to the Company until subsequent to the filing of this quarterly report. Thus, our third quarter results, including the loss and loss adjustment expense reserves presented herein, have been based upon a combination of first and second quarter actual results as well as full-year forecasts reported to us by the ceding companies for which we used to approximate third quarter results.

While the Company believes its estimate of loss and loss adjustment expense reserves are adequate as of September 30, 2021, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information is provided.

A summary of changes in outstanding loss and loss adjustment expense reserves for the nine months ended September 30, 2021, is as follows and includes reserves related to both our FAL contract, as well as our automotive insurance quota-share agreement which became effective April 1, 2021. There was no activity with respect to loss and loss adjustment expense reserves for the nine months ended September 30, 2020.

(in thousands)	2021

Balance, January 1, gross of reinsurance	$–
Less reinsurance recoverable on loss and LAE expense reserves	–
Balance, January 1, net of reinsurance	–
Incurred related to:
Current year	1,893
Prior years	–
Paid related to:
Current year	(549)
Prior years	–
Balance, September 30, net of reinsurance	1,344
Plus reinsurance recoverable related to loss and LAE expense reserves	–
Balance, September 30, gross of reinsurance	$1,344

7. Income Taxes

Income tax expense for the three and nine months ended September 30, 2021 and 2020 varies from the amount that would result by applying the applicable statutory federal income tax rate to income before income taxes as summarized in the following table:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Income tax expense (benefit) at statutory income tax rate of 21%	$(923)	$(2,014)	$(854)	$(4,436)
Valuation allowance for deferred tax assets deemed unrealizable	1,041	1,510	1,081	3,514
Rate differential due to CARES Act	–	–	–	(214)
Non-deductible expenses associated with the Share Repurchase Transaction	–	516	–	516
State income tax (net of federal tax benefit)	–	–	(114)	–
Noncontrolling interests	(119)		(259)	–
Other	1	(12)	1	(45)
Income tax expense (benefit)	$–	$–	(145)	$(665)

Income tax benefit – from continuing operations	$–	$–	$–	$(665)
Income tax benefit – from discontinuing operations	$–	$–	$(145)	$–

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

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

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes as compared to the amounts used for income tax purposes. As of September 30, 2021, the Company has gross net deferred tax assets of approximately $5.3 million; however the Company has recorded a valuation allowance against all of its net deferred tax assets due to the uncertain nature surrounding our ability to realize these tax benefits in the future, resulting in a net deferred income tax asset of $0 as of September 30, 2021. Significant components of the Company’s net deferred tax assets are as follows:

	September 30, 2021	December 31, 2020
Deferred income tax assets:
Net operating loss carryforward	$2,824	$1,143
Share-based compensation	221	216
Investments	2,085	2,570
Unearned premium reserves	151	–
Other	21	5
Deferred income tax assets	5,302	3,934
Less: Valuation allowance	(5,015)	(3,934)
Deferred income tax assets net of valuation allowance	$287	$–

Deferred income tax liabilities:
Deferred policy acquisition costs	$214	$–
Other	73	–
Deferred income tax liabilities	$287	$–

Net deferred income tax asset (liability)	$–	$–

As of September 30, 2021, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $13.4 million, which may be available to offset future taxable income. The Company’s NOLs expire as follows: $0.5 million in 2039, $0.1 million in 2040, and $1.2 million in 2041. The remaining $11.6 million in NOLs do not expire under current tax law.

As of September 30, 2021, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

On May 31, 2018, our shareholders approved the 1347 Property Insurance Holdings, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). The purpose of the 2018 Plan is to attract and retain directors, consultants, and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2018 Plan is administered by the Compensation and Management Resources Committee of the Board and has a term of ten years. The 2018 Plan allows for the issuance of both incentive stock options and non-qualified stock options, stock appreciation rights, RSUs, and other stock-based, as well as cash-based awards. As of September 30, 2021, there remained 0 shares available for issuance under the 2018 Plan. Accordingly, the Company is seeking the approval of a new equity incentive plan, to be voted upon at the Company’s 2021 annual meeting of shareholders.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

As of September 30, 2021, the Company had RSU agreements outstanding under both the 2014 and 2018 Plans as well as non-qualified stock options outstanding under the 2018 Plan.

RSUs Outstanding under the 2014 and 2018 Plan

The following table summarizes RSU activity for the nine months ended September 30, 2021 and 2020:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2020	140,002	$5.93
Granted	60,998	–
Vested	(21,568)	4.94
Forfeited	–	–
Non-vested units, September 30, 2020	179,432	$5.94

Non-vested units, January 1, 2021	148,486	$5.44
Granted	–	–
Vested	(63,161)	5.55
Forfeited	–	–
Non-vested units, September 30, 2021	85,325	$5.36

(1) On August 12, 2020, the Board issued 60,998 RSUs to the Company’s then serving non-employee directors, representing a value of $40,000 per director, pursuant to the Company’s compensation program in effect for all non-employee directors. The RSUs vest in five equal annual installments, beginning with the first anniversary of the grant date. Due to the unavailability of shares under the 2018 Plan, RSUs have not been granted to our non-employee directors for 2021; however, on July 27, 2021, the Compensation and Management Resource Committee of the Board approved an increase to the amount of RSUs granted annually to non-employee directors to $50,000 from $40,000 and authorized the issuance of the 2021 award of RSUs upon the availability of sufficient stock under the Company’s equity incentive plan.

(2) Upon the resignation of Marsha G. King and Lewis M. Johnson on December 14, 2020, and March 12, 2021, respectively, the Board accelerated the vesting of 19,210 RSUs that had been previously granted to Ms. King, and 20,987 RSUs that had been previously granted to Mr. Johnson. On August 6, 2021, in connection with Mr. Hill’s retirement from the Company, the Company’s Compensation Committee approved the vesting of a total of 17,400 RSUs previously granted to Mr. Hill.

Stock Options Outstanding under the 2018 Plan

On January 12, 2021, in connection with Larry G. Swets, Jr.’s appointment as Chief Executive Officer, the Company entered into a Stock Option Agreement (the “Stock Option”) with Mr. Swets under the Company’s 2018 Equity Incentive Plan. The Stock Option entitles Mr. Swets to purchase up to 130,000 shares of the Company’s common stock at an exercise price of $3.38 per share. The Stock Option becomes vested and fully exercisable in 20% increments on each anniversary of the grant date provided that Mr. Swets’ remain in the continuous service of the Company through each applicable vesting date and provided that the Company’s book value per share shall have increased by 15% or more as compared to the Company’s book value per share as of the fiscal year end prior. The Stock Option expires on January 11, 2031.

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Expected volatility	45.60%
Expected life (years)	10.00
Risk-free interest rate	1.15%
Dividend yield	0.00%

The following table summarizes activity for stock options issued for the nine months ended September 30, 2021. There was no activity for the nine months ended September 30, 2020.

Common Stock Options	Shares	Weighted Ave Exercise Price	Weighted Ave Remaining Contractual Term (yrs)	Weighted Ave Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2021	–	$–	–	$–	$–
Exercisable, January 1, 2021	–	$–	–	$–	$–
Granted	130,000	3.38	10.00	1.88	–
Exercised	–	–	–	–	–
Cancelled	–	–	–	–	–
Outstanding, September 30, 2021	130,000	$3.38	9.29	$1.88	$193,700
Exercisable, September 30, 2021	–	$–	–	$–	$–

Total stock-based compensation expense for the nine months ended September 30, 2021 and 2020 was approximately $377,000 and $163,000, respectively. As of September 30, 2021, total unrecognized stock compensation expense of $506,000 remains, which will be recognized through September 30, 2025. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense.

Warrants

For the nine months ended September 30, 2021 and 2020, warrants were neither granted nor exercised, nor did any warrants expire. As of September 30, 2021, the Company had 1,500,000 warrants outstanding with an exercise price of $15.00, which expire on February 24, 2022.

9. Shareholders’ Equity

Series A Preferred Stock

On May 21, 2021, we completed the underwritten public offering of an additional 194,580 shares of our preferred stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”), for gross proceeds of approximately $4.9 million, before deducting underwriting commissions and offering expenses. This included the exercise in full by the underwriters of their over-allotment option to purchase up to an additional 25,380 shares, bringing the total number of Series A Preferred Stock shares outstanding to 894,580 as of September 30, 2021.

Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, when, as and if declared by our Board of Directors or a duly authorized committee thereof. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. Our Board of Directors declared the third quarter 2021 dividend on the shares of Series A Preferred Stock on November 12, 2021.

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Common Stock

On October 28, 2021, we closed the underwritten public offering of 652,174 shares of our common stock at a public offering price of $4.00 per share. Furthermore, on November 3, 2021, the underwriters exercised their over-allotment option, closing on the sale of an additional 97,826 shares of our common stock under the same terms. The issuance, including the exercise of the over-allotment, resulted in approximately $2.5 million in net proceeds to us, after deducting underwriting commissions and other offering expenses.

On October 29, 2021, the Company announced the commencement of its previously announced rights offering to holders of its common stock. Pursuant to the terms of the rights offering, the Company distributed, to each holder of its common stock, one non-transferable subscription right to purchase 0.15 share of common stock, at a price of $4.00 per whole share, for each share held as of 5:00 p.m. Eastern Time on October 25, 2021, the record date for the rights offering. The subscription rights may be exercised at any time during the subscription period, which commenced on October 29, 2021. The rights will expire if they are not exercised by 5:00 p.m., Eastern Time, on November 29, 2021, unless the Company extends the rights offering subscription period. The Company will not issue any fractional shares of the Company’s common stock in the rights offering, and subscription rights will be rounded down to the nearest whole number of shares. Stockholders are entitled to purchase, in total, up to 757,720 shares of common stock, for potential gross proceeds to the Company of approximately $3.0 million. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes.

Retirement of Treasury Stock

On August 19, 2021, the Board approved the retirement of all 1,281,511 common stock treasury shares owned by the Company. Accordingly, these shares have been classified as authorized, but unissued shares on the Company’s balance sheet as of September 30, 2021.

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

Investment in Metrolina

As of September 30, 2021, the Company had invested $4.0 million as a limited partner in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invests in real estate through a real estate investment trust which is wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, is managed, in part, by Mr. Cerminara, the Chairman of the Board of Directors of the Company. In the third quarter, 2021, Metrolina announced it would be liquidating and returning capital to its investors. Accordingly, on November 11, 2021, we received approximately $4.4 million in cash back from the Fund, representing our initial investment of $4.0 million plus approximately $0.4 million in distributed earnings. We anticipate receiving additional earnings from Metrolina in the fourth quarter of 2021, based upon the final net asset value calculated by Metrolina as of November 30, 2021.

Metrolina’s investment program was managed by FG Funds Management LLC, an affiliate of FG, which, with its affiliates, is the largest stockholder of the Company. The Company’s investment represents an approximate 52% ownership stake in Metrolina as of September 30, 2021.

Joint Venture Agreement

On March 31, 2020, the Company entered into the Limited Liability Company Agreement (the “LLC Agreement”) of Fundamental Global Asset Management, LLC (“FGAM”), a joint venture owned 50% by each of the Company and an affiliate of FG. The purpose of FGAM is to sponsor, capitalize and provide strategic advice to investment managers in connection with the launch and/or growth of their asset management business and the investment products they sponsor.

FGAM is governed by a Board of Managers consisting of four managers, two of which are appointed by each member of the joint venture. The Company has appointed two of its independent directors to the Board of Managers of FGAM. Certain major actions, including any decision to sponsor a new investment manager, require the prior consent of both members.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

In September 2020, the Company provided seed capital of $5.0 million into FGAM, to capitalize FG Special Situations Fund Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of FG Special Situations Fund, LP (the “Fund”), a Delaware limited partnership also formed on September 2, 2020. FGAM has invested in the Fund through the Fund’s general partner and the Advisor, both of which are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Of the total $5.0 million invested, approximately $4.0 million was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8.6 million of risk capital used to launch FG New America Acquisition Corp (NYSE: FGNA), a special purpose acquisition company which consummated its initial public offering on October 2, 2020. On July 20, 2021, FGNA completed its definitive business combination with Opportunity Financial, LLC and began operating as OppFi Inc. (“OppFi”), with OppFi’s common stock trading on the NYSE under the ticker symbol “OPFI”. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor. On July 15, 2021, the Sponsor entered into a sponsor forfeiture agreement with FGNA and Opportunity Financial, LLC, under which the Sponsor agreed to forfeit a portion of FGNA Class B common stock as well as a portion of warrants to purchase FGNA Class A common stock which the Sponsor previously held. As a result, as of July 20, 2021, the class A and class A-1 interests represent a potential beneficial ownership of approximately 0.86 million common shares of OPFI as well as approximately 0.36 million warrants to purchase common shares of OPFI at a price of $11.50 per share. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor.

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

In the first quarter, 2021, the Company invested an additional $1.65 million into FGAM, which, in turn, was further invested into the Fund. This additional investment was used by the Fund to sponsor its second SPAC via an investment of $1.65 million in Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (NYSE: ADF). Of the total $1.65 million the Fund invested in Aldel, $1.0 million was allocated to the Company, with the remaining $0.65 million allocated to noncontrolling interests. The Company’s $1.0 million investment in Aldel, represents the beneficial ownership of approximately 286,000 Aldel founder shares. Mr. Swets serves as Senior Advisor to Aldel, Mr. Baqar serves as Director and Chief Financial Officer of Aldel, and Mr. Cerminara serves as a director of Aldel.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement entered into upon closing of the Asset Sale, FG Strategic Consulting, LLC (“FGSC”), a wholly-owned subsidiary of the Company, has agreed to provide investment advisory services to FedNat, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay FGSC an annual fee of $100,000. The Investment Advisory Agreement expires on December 2, 2024.

Shared Services Agreement

On March 31, 2020, the Company entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fundamental Global Management, LLC (“FGM”), an affiliate of FG, pursuant to which FGM provides the Company with certain services related to the day-to-day management of the Company, including assisting with regulatory compliance, evaluating the Company’s financial and operational performance, providing a management team to supplement the executive officers of the Company, and such other services consistent with those customarily performed by executive officers and employees of a public company (collectively, the “Services”). In exchange for the Services, the Company pays FGM a fee of $456,250 per quarter (the “Shared Services Fee”), plus reimbursement of expenses incurred by FGM in connection with the performance of the Services, subject to certain limitations approved by the Company’s Board of Directors or Compensation Committee from time to time.

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

The Company paid $1.37 million and $0.91 million to FGM under the Shared Services Agreement for the nine months ended September 30, 2021 and 2020, respectively.

Share Repurchase Transaction

On September 15, 2020, the Company entered into a Share Repurchase and Cooperation Agreement (the “Share Repurchase Agreement”) with Hale Partnership Capital Management, LLC and certain of its affiliates (collectively, the “Hale Parties”), which, prior to the transaction, owned more than 18% of the Company’s outstanding common stock (the “Share Repurchase Transaction”).

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

Formation of FG SPAC Partners, LP

On January 4, 2021, FG SPAC Partners, LP (“FGSP”) was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGSP and holds an approximate 49% limited partner interest in FGSP directly and through its subsidiaries. Certain of our directors and officers also hold limited partner interests in FGSP. Mr. Swets, holds a limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. Mr. Baqar also holds a limited partner interest through Sequoia Financial LLC, an advisory firm for which Mr. Baqar is managing member. Mr.Cerminara, also holds a limited partner interest through Fundamental Global, LLC, a holding company for which Mr. Cerminara is the manager and one of the members.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

On January 11, 2021, FGSP purchased 1,075,000 founder shares from Aldel, for total consideration of $4,674. On March 25, 2021, FGSP entered into a forfeiture agreement with Aldel whereby FGSP agreed to transfer 575,000 of these founder shares back to Aldel at no cost. Concurrent with Aldel’s initial public offering, on April 12, 2021, FGSP also purchased 650,000 warrants at a price of $0.10 per warrant, each exercisable to purchase one share of Aldel’s Class A common stock at an exercise price of $15.00 per share (the “OTM Warrants”), for an aggregate purchase price of $65,000. In addition, the Company through its joint venture investment in Fundamental Global Asset Management, LLC and the FG Special Situations Fund, LP, has invested $1.0 million in the risk capital of Aldel Investors, LLC, which represent beneficial ownership of approximately 286,000 Aldel founder shares. Altogether, the Company’s investment represents beneficial interests of approximately 533,000 Aldel founder shares and approximately 321,000 OTM Warrants. Mr. Swets, serves as senior advisor to Aldel. Mr. Baqar serves as a director and chief financial officer of Aldel. Mr. Cerminara serves as a director of Aldel.

11. Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020.

($ in thousands except per share data)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Basic and diluted:
Net loss from continuing operations	$(4,393)	$(9,590)	$(4,065)	$(20,458)
Gain attributable to noncontrolling interests	(569)	–	(1,235)	–
Dividends declared on Series A Preferred Shares	(448)	(350)	(1,245)	(1,050)
Loss attributable to FG Financial Group, Inc. common shareholders	(5,410)	(9,940)	(6,545)	(21,508)
Weighted average common shares outstanding	5,032,615	5,893,125	5,012,139	6,009,267
Loss per common share from continuing operations	$(1.08)	$(1.69)	$(1.31)	$(3.58)

Gain from sale of Maison Business, net of taxes	$–	$–	145	$–
Weighted average common shares outstanding	5,010,377	–	5,012,139	–
Income per common share from discontinued operations	$–	$–	$0.03	$–

The following potentially dilutive securities outstanding as of September 30, 2021 and 2020 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive:

	As of September 30,
	2021	2020
Options to purchase common stock	130,000	–
Warrants to purchase common stock	1,500,000	1,500,000
Restricted stock units	85,325	179,432
	1,715,325	1,679,432

12. Commitments and Contingencies

Equity Award Letter Agreement

On January 18, 2021, the Company and the Company’s Chief Executive Officer, Larry G. Swets, Jr., entered into an Equity Award Letter Agreement (the “Letter Agreement”), pursuant to which the Company agreed to grant Mr. Swets a future award (the “Future Award”) of 370,000 stock options, restricted shares or restricted stock units, subject to the approval of an amended and/or new equity plan, among other conditions. Specifically, under the Letter Agreement, no such Future Award may be granted until there is a determination by the Compensation Committee of the specific vesting and other terms of the award, and an amended and/or new equity plan, in a form to be prepared and reviewed by the Board of Directors of the Company (the “Board”), has been approved by the Board and stockholders of the Company that authorizes a sufficient number of shares of common stock to make such Future Award.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

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

Operating Lease Commitments

Effective July 23, 2021, the Company entered into a lease agreement for office space in St. Petersburg, FL. The lease has a term of one year. Total minimum rent over the term is expected to be $18,000. Rent expense was $15,000 and $25,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

The following table presents the financial information for each segment that is specifically identifiable or based on allocations using internal methodology as of and for the three and nine months ended September 30, 2021 and 2020. The three months ended March 31, 2020 marked the first quarter following the sale of the Company’s insurance operations in the Asset Sale. Accordingly, the Company had limited information to present for its insurance segment for 2020, restricted primarily to its investment in FedNat common stock. Furthermore, cash proceeds received as a result of the Asset Sale had not yet been deployed and have been presented in the ‘other’ segment as of September 30, 2020. The ‘other’ category in the table below consists largely of corporate general and administrative expenses which have not been allocated to a specific segment.

(in thousands) For the three months ended September 30, 2021	Insurance	Asset Management	Other	Total
Revenues from external customers	$1,099	$66	$–	$1,165
Interest revenue	(8)	37	–	29
Total revenue	3,882	(4,015)	–	(133)
Depreciation and amortization	–	1	2	3
Income (loss) before income tax	2,275	(4,123)	(2,545)	(4,393)

For the nine months ended September 30, 2021
Revenues from external customers	$2,221	$146	$–	$2,367
Interest revenue	5	49	–	54
Total revenue	3,894	1,265	–	5,159
Depreciation and amortization	–	1	35	36
Income (loss) before income tax	686	905	(5,656)	(4,065)

As of September 30, 2021
Segment assets	$13,452	$21,382	$9,016	$43,850

For the three months ended September 30, 2020
Revenues from external customers	$–	$25	$–	$25
Interest revenue	1	28	–	29
Total revenue	(7,710)	20	–	(7,690)
Depreciation and amortization	–	–	2	2
Income (loss) before income tax	(7,746)	19	(1,863)	(9,590)

For the nine months ended September 30, 2020
Revenues from external customers	$–	$75	$4	$79
Interest revenue	1	153	–	154
Total revenue	(17,249)	332	4	(16,913)
Depreciation and amortization	–	–	4	4
Income (loss) before income tax	(17,318)	331	(4,136)	(21,123)

As of September 30, 2020
Segment assets	$12,459	$10,361	$14,136	$36,956

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

FG FINANCIAL GROUP, INC.

Overview

FG Financial Group, Inc. (“FGF”, the “Company”, “we”, or “us”) is a reinsurance and investment management holding company focused on opportunistic collateralized and loss capped reinsurance, while allocating capital in partnership with Fundamental Global® to SPAC and SPAC sponsor-related businesses. Our principal business operations are conducted through our subsidiaries and affiliates. We were incorporated on October 2, 2012 in the State of Delaware under the name Maison Insurance Holdings, Inc., and changed our legal name to 1347 Property Insurance Holdings, Inc. on November 19, 2013. On March 31, 2014, we completed an initial public offering of our common stock. Prior to the offering, we were a wholly owned subsidiary of Kingsway America Inc., which, in turn, is a wholly owned subsidiary of Kingsway Financial Services Inc., or KFSI, a publicly owned Delaware holding company. From our inception through December 2, 2019, we operated as an insurance holding company, writing property and casualty insurance throughout the states of Louisiana, Florida and Texas through our subsidiaries. On December 2, 2019, we sold our three insurance subsidiaries, and embarked on a new strategy focused on insurance, reinsurance, real estate, and asset management. Accordingly, on December 14, 2020, our shareholders approved a change in our corporate name to FG Financial Group, Inc., to better align with this new business strategy.

As of September 30, 2021, Fundamental Global GP, LLC, a privately owned investment management company, and its affiliates, or “FG,” beneficially owned approximately 60% of our outstanding shares of common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

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

As consideration for the Asset Sale, FedNat paid the Company $51.0 million, consisting of $25.5 million in cash and $25.5 million in FedNat’s common stock, or 1,773,102 shares of FedNat common stock. In addition, upon the closing of the Asset Sale, $18.0 million of outstanding surplus note obligations payable by Maison to the Company, plus all accrued but unpaid interest, was repaid to the Company.

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

FG FINANCIAL GROUP, INC.

Reinsurance Capacity Right of First Refusal Agreement

The Reinsurance Agreement provides the Company with a right of first refusal to sell reinsurance coverage to the insurance company subsidiaries of FedNat, providing reinsurance on up to 7.5% of any layer in FedNat’s catastrophe reinsurance program, subject to the annual reinsurance limit of $15.0 million, on the terms and subject to the conditions set forth in the Reinsurance Agreement. All reinsurance sold by the Company pursuant to the right of first refusal, if any, will be memorialized in an agreement in such form and subject to such terms and conditions as are customary in the property and casualty insurance industry. The Reinsurance Agreement is assignable by the Company subject to conditions set forth in the agreement. The term of the Reinsurance Agreement is five years, expiring on December 2, 2024. As of September 30, 2021, the Company has not provided any reinsurance coverage to FedNat under the Reinsurance Agreement.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement, FG Strategic Consulting, LLC (“FGSC”), a wholly-owned subsidiary of the Company, was formed to provide investment advisory services to FedNat, which include identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay FGSC an annual fee of $100,000. The term of the Investment Advisory Agreement is five years, expiring on December 2, 2024.

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

Reinsurance

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

FG FINANCIAL GROUP, INC.

Asset Management

FGSC serves as an investment advisor to FedNat under the investment advisory agreement entered into at the closing of the Asset Sale. The Company has also formed Fundamental Global Asset Management, LLC (“FGAM”), a joint venture with a wholly owned subsidiary of FG, to sponsor investment advisors that will manage private funds ranging the full spectrum of alternative equities, fixed income, private equity and real estate. In September 2020, the joint venture sponsored the launch of FG Special Situations Fund via an investment of $5.0 million. Approximately $4.0 million of this investment represented the sponsorship of our first special purpose acquisition company, or “SPAC”.

Insurance

FGRe is currently in the process of establishing and seeking regulatory approvals for a Risk Retention Group (“RRG”) to be domiciled in the State of Vermont for the purpose of providing directors and officers insurance coverage to special purpose acquisition vehicles. The Company expects to obtain the necessary regulatory approvals for the RRG in the fourth quarter of 2021. FGRe also anticipates providing capital, along with other participants, to facilitate the underwriting of such insurance coverage. The Company will focus on fee income derived from originating, underwriting, and servicing the insurance business, while mitigating our financial risk with external reinsurance partners.

SPAC Platform

On December 21, 2020, we formed FG SPAC Solutions LLC (“FGSS”), a Delaware company, to facilitate the launch of our “SPAC Platform”. Under the SPAC Platform, we plan to provide various strategic, administrative, and regulatory support services to newly formed SPACs for a monthly fee. The Company co-founded a partnership, FG SPAC Partners, LP (“FGSP”) to participate as a co-sponsor for newly formed SPACs. The Company also participates in the risk capital investments associated with the launch of such SPACs through its Asset Management business, specifically FG Special Situations Fund, LP. The first transaction entered into under the SPAC Platform occurred on January 11, 2021, by and among FGSS and Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (“Aldel”), a special purpose acquisition company which consummated its initial public offering on April 12, 2021. Under the services agreement between FGSS and Aldel Investors, LLC (the “Agreement”), FGSS has agreed to provide certain accounting, regulatory, strategic advisory, and other administrative services to Aldel, which include assistance with negotiations with a potential merger target for the SPAC as well as assistance with the de-SPAC process. Additional information regarding our formation of FGSS and our SPAC Platform can be found in Note 10 – Related Party Transactions under the heading “Formation of FG SPAC Partners, LP.”

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

FG FINANCIAL GROUP, INC.

Discontinued Operations

Due to the sale of all of the issued and outstanding equity of Maison, MMI and ClaimCor on December 2, 2019, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. For the nine months ended September 30, 2021, we recognized a gain from the sale of the Maison Business of approximately $145,000. This was related to a final true-up and settlement in the current quarter, for income taxes due to the Company under the sale agreement.

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

Premium Revenue Recognition

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

Policy Acquisition Costs

Policy acquisition costs are costs that vary with, and are directly related to, the successful production of new and renewal business, and consist principally of commissions, taxes, and brokerage expenses. If the sum of a contract’s expected losses and loss expenses and deferred acquisition costs exceeds associated unearned premiums and expected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are written off to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs, then a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the periods presented herein.

Loss and Loss Adjustment Expense Reserves

Loss and loss adjustment expense reserve estimates are based on estimates derived from reports received from ceding companies. These estimates are periodically reviewed by the Company’s management and adjusted as necessary. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined.

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

Analysis of Financial Condition

As of September 30, 2021 compared to December 31, 2020

Investments

The following table summarizes the Company’s investments in equity securities as of September 30, 2021 and December 31, 2020:

($ in thousands)	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
As of September 30, 2021
FNHC common stock	$20,751	$–	$17,187	$3,564
SPAC investments	19	–	–	19
Private placements	10,469	5,120	–	15,589
Total equity securities	$31,239	$5,120	$17,187	$19,172

As of December 31, 2020
FNHC common stock	$20,751	$–	$12,209	$8,542
Private placements	4,012	–	–	4,012
Total equity securities	$24,763	$–	$12,209	$12,554

FedNat Common Stock

On December 2, 2019, the Company received 1,773,102 shares of FedNat Holding Company common stock (Nasdaq: FNHC), along with $25.5 million cash as consideration for the Asset Sale. On July 14, 2020, the Company transferred 156,000 shares of FedNat common stock to FGRe, a wholly-owned subsidiary of the Company, as a capital contribution for no consideration, and, on September 15, 2020, the Company transferred 330,231 shares of FedNat common stock to the Hale Parties as further discussed in Note 10 – “Related Party Transactions”. Following the transactions, the Company directly holds 1,286,871 shares of FedNat common stock. As of November 10, 2021, the estimated fair value of the 1,442,871 shares of FedNat common stock held in the aggregate by the Company and its subsidiary was $3.2 million.

SPAC Investments

SPAC investments consist of the public equity of newly formed special purpose acquisition companies held by the Fund. The investments typically consist of one share of common stock of the SPAC, along with one-half of one redeemable warrant entitling the holder to purchase one share of common stock at an exercise price of $11.50 per share, although the number of warrants and/or the exercise price of the warrant may vary. The investments are typically issued by the SPAC as a combined unit consisting of both the common stock and warrant at a price of $10.00 per unit however the offering price may also vary. Following the initial public offering of the SPAC, these units are separated into individual shares of common stock and warrants. The SPAC investments which we have purchased trade on either of the Nasdaq Stock Market or New York Stock Exchange.

FG FINANCIAL GROUP, INC.

Private Placements

Private placements typically consist of the private equity and risk capital associated with the sponsorship of SPACs and are also held by the Fund. In September 2020, the Company invested $5.0 million into its joint venture, Fundamental Global Asset Management, LLC (“FGAM”), to capitalize FG Special Situations Fund Advisor, LLC (the “Advisor”), a Delaware limited liability company formed on September 2, 2020, and to sponsor the launch of the Fund. FGAM has invested in the Fund through the Fund’s general partner and the Advisor, both of which are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Of the initial $5.0 million investment, approximately $4.0 million was used by FG New America Investors, LLC (the “Sponsor”) as part of a total $8.6 million of risk capital used to launch FG New America Acquisition Corp (“FGNA”), a special purpose acquisition company which consummated its initial public offering on October 2, 2020. On July 20, 2021, FGNA completed its definitive business combination with Opportunity Financial, LLC and began operating as OppFi Inc. (“OppFi”), with OppFi’s common stock trading on the NYSE under the ticker symbol “OPFI”. The Fund’s specific investment consists of both class A and class A-1 interests of the Sponsor. On July 15, 2021, the Sponsor entered into a sponsor forfeiture agreement with FGNA and Opportunity Financial, LLC, under which the Sponsor agreed to forfeit a portion of FGNA Class B common stock as well as a portion of warrants to purchase FGNA Class A common stock which the Sponsor previously held. As a result, as of July 20, 2021, the class A and class A-1 interests represent a potential beneficial ownership of approximately 0.86 million common shares of OppFi as well as approximately 0.36 million warrants to purchase common shares of OppFi at a price of $11.50 per share. The class A and class A-1 interests have not been registered under the Securities Act of 1933, as amended, and are not transferrable except as provided for in the operating agreement of the Sponsor.

The Company has determined that its investment in the Fund represents an investment in a variable interest entity (“VIE”) in which the Company is the primary beneficiary and as such, has consolidated the financial results of the Fund as of September 30, 2021. At each reporting date, the Company assesses whether it is the primary beneficiary and will consolidate or deconsolidate accordingly.

For the nine months ended September 30, 2021, the Company invested an additional $1.65 million into the Fund and the Fund also received outside investment of approximately $4.1 million, resulting in the presentation of noncontrolling interests in the Company’s consolidated balance sheet as of September 30, 2021. A portion of this additional investment was used by the Fund to sponsor its second SPAC via an investment of $1.65 million in Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (NYSE: ADF). Of the total $1.65 million the Fund invested in Aldel, $1.0 million was allocated to the Company, with the remaining $0.65 million allocated to noncontrolling interests.

On August 17, 2021, Aldel entered into a business combination agreement with The Hagerty Group, LLC, a specialty vehicle and marine insurer (“Hagerty”). Under the agreement, Aldel has agreed to acquire all of Hagerty’ s limited liability company interests, for $3 billion, less certain transaction expenses, in aggregate consideration, consisting of Aldel and Hagerty equity securities and up to $500 million in cash. The Company’s investment in Aldel Investors, LLC, through the Fund represents a beneficial interest in approximately 286,000 Aldel shares.

Additionally, in the third quarter 2021, the Fund invested approximately $4.8 million in a private placement not related to the sponsorship of a SPAC, but which instead seeks to benefit from the underlying publicly traded stock which it owns. Of the total $4.8 million invested by the Fund, approximately $1.5 million has been allocated to the Company.

Other Investments

Other investments consist, in part, of equity investments made in privately held companies accounted for under the equity method. Equity method investments include our investment of $4.0 million in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invests in real estate through a real estate investment trust which is wholly owned by Metrolina. The Company, a limited partner of Metrolina, does not have a controlling interest, but exerts significant influence over the entity’s operating and financial policies as it owns an economic interest of approximately 52% as of September 30, 2021. We have recorded equity method earnings from our investment in Metrolina of approximately $137,000 and $61,000 and for each of the nine months ended September 30, 2021 and 2020, respectively. The carrying value of our investment in Metrolina as of September 30, 2021 was approximately $4.83 million. In the third quarter, 2021, Metrolina announced it would be liquidating and returning capital to its investors. Accordingly, on November 11, 2021, we received approximately $4.4 million in cash back from the Fund, representing our initial investment of $4.0 million plus approximately $0.4 million in distributed earnings. We anticipate receiving additional earnings from Metrolina in the fourth quarter of 2021, based upon the final net asset value calculated by Metrolina as of November 30, 2021.

Equity method investments also include our investment in FG SPAC Partners, LP (“FGSP”). On January 4, 2021, FGSP was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGSP and holds an approximate 49% limited partner interest in FGSP directly and through its subsidiaries. Certain of our directors and officers also hold limited partner interests in FGSP. Mr. Swets holds a limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. Mr. Baqar also holds a limited partner interest through Sequoia Financial LLC, an advisory firm for which Mr. Baqar is managing member. Mr. Cerminara also holds a limited partner interest through Fundamental Global, LLC, a holding company for which Mr. Cerminara is the manager and one of the members. We have recorded equity method earnings from our investment in FGSP of approximately $2.39 million for the nine months ended September 30, 2021. The carrying value of our investment in FGSP as of September 30, 2021 was approximately $2.46 million, representing $2.39 million in undistributed earnings.

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

Other investments also consist of equity we have purchased in a limited partnership and a limited liability company for which there does not exist readily determinable fair values. The Company accounts for these investments at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of the same issuer. Any profit distributions the Company receives on these investments are included in net investment income. The Company’s total investment in these two entities was approximately $483,000 as of September 30, 2021. For the nine months ended September 30, 2021 and 2020, the Company has received profit distributions of $73,000 and $42,000 on these investments, respectively, which has been included in income. Furthermore, both investments began the process of returning capital back to its investors in 2020. As of September 30, 2021, the Company has received approximately 38% of its initial $776,000 investment back from these investments.

We have not recorded an impairment on our investments for either of the nine months ended September 30, 2021 and 2020.

Funds Deposited with Reinsured Companies

On November 12, 2020, FGRe, our Cayman Islands based reinsurance subsidiary, initially funded a trust account at Lloyd’s with approximately $2.4 million in cash, to collateralize its obligations under our quota share agreement. The quota share agreement became effective January 1, 2021. As of September 30, 2021, the balance in the trust account was $2.7 million. On October 20, 2021, we posted additional collateral in the amount of approximately $1.0 million, to support our automotive insurance quota-share agreement entered into on April 1, 2021.

Current Income Taxes Recoverable

Current income taxes recoverable were approximately $0 as of September 30, 2021, compared to approximately $1.7 million as of December 31, 2020, representing the estimate of both the Company’s state and federal income taxes receivable as of each date. In the third quarter, 2021 we received a refund on our federal taxes in the amount of approximately $1.5 million associated with a carryback refund request filed for our 2018, 2017 and 2014 tax years.

Reinsurance Balances Receivable

Reinsurance balances receivable were $3.4 million as of September 30, 2021 compared to $0 as of December 31, 2020 and represent net amounts due to the Company under our quota share agreements. As the Company estimates the ultimate premiums, loss expenses and other costs associated with these contracts, based on information received by us from the ceding companies, a significant portion of this balance is based on estimates and may not ultimately be collected by the Company.

FG FINANCIAL GROUP, INC.

Net Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes, as compared to the amounts used for income tax purposes. As of September 30, 2021, the Company has gross net deferred tax assets of approximately $5.3 million; however the Company has recorded a valuation allowance against all of its deferred tax assets due to the uncertain nature surrounding our ability to realize these tax benefits in the future, resulting in a net deferred tax asset of $0 as of September 30, 2021. Significant components of the Company’s net deferred taxes are as follows:

	September 30, 2021	December 31, 2020
Deferred income tax assets:
Net operating loss carryforward	$2,824	$1,143
Share-based compensation	221	216
Investments	2,085	2,570
Unearned premium reserves	151	–
Other	21	5
Deferred income tax assets	5,302	3,934
Less: Valuation allowance	(5,015)	(3,934)
Deferred income tax assets net of valuation allowance	$287	$–

Deferred income tax liabilities:
Deferred policy acquisition costs	$214	$–
Other	73	–
Deferred income tax liabilities	$287	$–

Net deferred income tax asset (liability)	$–	$–

As of September 30, 2021, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $13.4 million, which may be available to offset future taxable income. The Company’s NOLs expire as follows: $0.5 million in 2039, $0.1 million in 2040, and $1.2 million in 2041. The remaining $11.6 million in NOLs do not expire under current tax law.

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

FG FINANCIAL GROUP, INC.

Under the terms of our quota share agreements, and due to the nature of claims and premium reporting, a lag exists between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. The reports we receive from our cedents have pre-determined due dates. In the case of the Company’s FAL contract, third quarter 2021 premium and loss information will not be made available to the Company until subsequent to the filing of this quarterly report. Thus, our third quarter results, including the loss and loss adjustment expense reserves presented herein, have been based upon a combination of first and second quarter actual results as well as full-year forecasts reported to us by the ceding companies for which we used to approximate third quarter results. The Company obtains regular updates of premium and loss related information for the current and historical periods, which are utilized to update the initial expected loss ratios on our reinsurance contracts.

While the Company believes its estimate of loss and loss adjustment expense reserves are adequate as of September 30, 2021, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information is provided.

A summary of changes in outstanding loss and loss adjustment expense reserves for the nine months ended September 30, 2021 is as follows. There was no activity with respect to loss and loss adjustment expense reserves for the nine months ended September 30, 2020.

(in thousands)	2021

Balance, January 1, gross of reinsurance	$–
Less reinsurance recoverable on loss and LAE expense reserves	–
Balance, January 1, net of reinsurance	–
Incurred related to:
Current year	1,893
Prior years	–
Paid related to:
Current year	(549)
Prior years	–
Balance, September 30, net of reinsurance	1,344
Plus reinsurance recoverable related to loss and LAE expense reserves	–
Balance, September 30, gross of reinsurance	$1,344

Shareholders’ Equity

Share Repurchase Transaction

On September 15, 2020, the Company entered into a Share Repurchase and Cooperation Agreement (the “Share Repurchase Agreement”) with Hale Partnership Capital Management, LLC and certain of its affiliates (collectively, the “Hale Parties”), which, prior to the transaction, owned more than 18% of the Company’s outstanding common stock (the “Share Repurchase Transaction”).

Pursuant to the Share Repurchase Agreement, the Company agreed to purchase all of the 1,130,152 shares of the Company’s common stock, owned, of record or beneficially, by the Hale Parties, in exchange for an aggregate of approximately $2.8 million in cash and 330,231 shares of FedNat common stock previously owned by the Company (the “FedNat Shares”) having an estimated fair value of approximately $2.7 million on September 15, 2020. As acknowledged by the Hale Parties in the Share Repurchase Agreement, that certain Standstill Agreement, dated December 2, 2019, by and between FedNat Holding Company and the Company, imposes certain restrictions in respect of the FedNat Shares transferred by the Company to the Hale Parties. FedNat Holding Company is not party to, or a third-party beneficiary of, the agreement.

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

8.00% Cumulative Preferred Stock, Series A

On May 21, 2021, we completed the underwritten public offering of an additional 194,580 shares of our preferred stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”), for gross proceeds of approximately $4.9 million, before deducting underwriting commissions and offering expenses. This included the exercise in full by the underwriters of their over-allotment option to purchase up to an additional 25,380 shares, bringing the total number of Series A Preferred Stock shares outstanding to 894,580 as of September 30, 2021.

FG FINANCIAL GROUP, INC.

Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, when, as and if declared by our Board of Directors or a duly authorized committee thereof. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. Our Board of Directors declared the third quarter 2021 dividend on the shares of Series A Preferred Stock on November 12, 2021.

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

Common Stock

On October 28, 2021, we closed the underwritten public offering of 652,174 shares of our common stock at a public offering price of $4.00 per share. Furthermore, on November 3, 2021, the underwriters exercised their over-allotment option, closing on the sale of an additional 97,826 shares of our common stock under the same terms. The issuance, including the exercise of the over-allotment, resulted in approximately $2.5 million in net proceeds to us, after deducting underwriting commissions and other offering expenses.

On October 29, 2021, the Company announced the commencement of its previously announced rights offering to holders of its common stock. Pursuant to the terms of the rights offering, the Company distributed, to each holder of its common stock, one non-transferable subscription right to purchase 0.15 share of common stock, at a price of $4.00 per whole share, for each share held as of 5:00 p.m. Eastern Time on October 25, 2021, the record date for the rights offering. The subscription rights may be exercised at any time during the subscription period, which commenced on October 29, 2021. The rights will expire if they are not exercised by 5:00 p.m., Eastern Time, on November 29, 2021, unless the Company extends the rights offering subscription period. The Company will not issue any fractional shares of the Company’s common stock in the rights offering, and subscription rights will be rounded down to the nearest whole number of shares. Stockholders are entitled to purchase, in total, up to 757,720 shares of common stock, for potential gross proceeds to the Company of approximately $3.0 million. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes.

Equity Award Letter Agreement

On January 18, 2021, Company and the Company’s Chief Executive Officer, Larry G. Swets, Jr., entered into an Equity Award Letter Agreement (the “Letter Agreement”), pursuant to which the Company agreed to grant Mr. Swets a future award (the “Future Award”) of 370,000 stock options, restricted shares or restricted stock units, subject to the approval of an amended and/or new equity plan, among other conditions. Specifically, under the Letter Agreement, no such Future Award may be granted until there is a determination by the Compensation Committee of the specific vesting and other terms of the award, and an amended and/or new equity plan, in a form to be prepared and reviewed by the Board of Directors of the Company (the “Board”), has been approved by the Board and stockholders of the Company that authorizes a sufficient number of shares of common stock to make such Future Award.

FG FINANCIAL GROUP, INC.

Retirement of Treasury Stock

On August 19, 2021, the Board approved the retirement of all 1,281,511 common stock treasury shares owned by the Company. Accordingly, these shares have been classified as authorized, but unissued shares on the Company’s balance sheet as of September 30, 2021.

Change in Shareholders’ Equity

The table below presents the primary drivers behind the changes to total shareholders’ equity for the nine months ended September 30, 2021 and 2020.

	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity attributable to FG Financial Group, Inc.	Non-controlling Interests
Balance, January 1, 2020	700,000	6,065,948	151,359	$62,915	$–
Stock compensation expense	–	21,568	–	163	–
Dividends declared on Series A Preferred Stock	–	–	–	(1,050)	–
Share Repurchase Transaction		(1,130,152)	1,130,152	(5,176)
Net loss	–	–	–	(20,458)	–
Balance, September 30, 2020	700,000	4,957,364	1,281,511	$36,394	$–

Balance, January 1, 2021	700,000	4,988,310	1,281,511	$34,193	$–
Retirement of Treasury Stock	–	–	(1,281,511)	–	–
Series A Preferred Share issuance	194,580	–	–	4,217	–
Stock compensation expense	–	63,161	–	376	–
Dividends declared on Series A Preferred Stock	–	–	–	(1,245)	–
Interests issued for contributed cash	–	–	–	–	4,147
Net loss	–	–	–	(5,155)	1,235
Balance, September 30, 2021	894,580	5,051,471	–	$32,386	$5,382

Results of Operations

Three and Nine Months Ended September 30, 2021 Compared with Three and Nine Months Ended September 30, 2020

Net Premiums Earned

Net premiums earned represent actual premiums earned on our quota-share agreements as well as estimated premiums earned on our FAL agreement for the third quarter 2021 and is approximately $1.1 million and $2.2 million for the three and nine months ended September 30, 2021, respectively. Our FAL estimates are based on information received from the ceding companies, whereby premiums are recorded as written in the same periods in which the underlying insurance contracts are written and are based on cession statements from cedents. These statements are received quarterly, in arrears and thus for any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period. As our quota-share agreements became effective in 2021, we had no corresponding net earned premiums for the three and nine months ended September 30, 2020.

FG FINANCIAL GROUP, INC.

Net Investment Income (Loss)

Net investment loss was $(1.3) million and $(7.7) million for the three months ended September 30, 2021 and 2020, respectively, primarily as a result of unrealized holding losses on our equity investments. For the nine month periods, net investment income (loss) was $2.8 million and $(17.0) million, respectively. While the value of our SPAC and private placement investments increased over the nine month period in 2021, this was offset by unrealized holding losses on our FedNat common stock. The value of our SPAC and private placement investments is determined using a number of unobservable level 3 inputs under the guidance issued by the Financial Accounting Standards Board and, as a result, the fair values reflected in our financial statements may differ materially from: 1) values that would have been used had a readily available market existed for these investments; and 2) the values that may ultimately be realized upon sale of the investments. Net investment income (loss) for the three and nine months ended September 30, 2021 and 2020 is as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized holding loss on FNHC common stock	$(2,424)	$(5,760)	$(4,978)	$(15,618)
Unrealized holding gain on private placement investments	4	–	5,120	–
Realized loss on FHNC shares	–	(2,110)	–	(2,110)
Dividend income from FNHC common stock	–	160	–	479
Equity method earnings	1,070	–	2,527	–
Other	51	(5)	123	257
Net investment income (loss)	$(1,299)	$(7,715)	$2,792	$(16,992)

Other Income

Other income was $146,000 compared to $79,000 for the nine months ended September 30, 2021 and 2020, respectively, and is comprised of fees earned under the Investment Advisory and Transition Services Agreements between the Company and FedNat. Also included in other income for the nine months ended September 30, 2021 is approximately $72,000 in service fee revenue we have earned under our new SPAC Platform, whereby we have provided certain accounting, regulatory, strategic advisory, and other administrative services to Aldel.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses (‘LAE”) for the three and nine months ended September 30, 2021 represent charges associated with the establishment of loss and LAE reserves under our quota share reinsurance agreements. Also included in this figure are loss and LAE payments in the approximate amount of $549 for the nine-month period. As discussed under the heading “Loss and Loss Adjustment Expense Reserves”, a portion of this charge represents an estimate based upon a full calendar year forecast of results provided to us by the ceding companies under our FAL arrangement.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million for the nine months ended September 30, 2021, as compared to 2020. The increase was primarily due to underwriting expenses allocated to us pursuant to our two quota share reinsurance contracts, which accounted for approximately $0.5 million of the increase as our reinsurance agreements became effective in 2021. Also included in general and administrative expenses are payments to Fundamental Global Management, LLC (“FGM”), pursuant to a shared services agreement entered into on March 31, 2020. Pursuant to the agreement, FGM provides the Company with certain services related to the day-to-day management of the Company, including assisting with regulatory compliance, evaluating the Company’s financial and operational performance, providing a management team to supplement the executive officers of the Company, and such other services consistent with those customarily performed by executive officers and employees of a public company (collectively, the “Services”). In exchange for the Services, the Company pays FGM a fee of $456,250 per quarter (the “Shared Services Fee”), plus reimbursement of expenses incurred by FGM in connection with the performance of the Services, subject to certain limitations approved by the Company’s Board of Directors or Compensation Committee from time to time. The Company paid $1.37 million and $0.91 million to FGM under the Shared Services Agreement for the nine months ended September 30, 2021 and 2020, respectively. FGM is an affiliate of FG, the Company’s largest shareholder.

Personnel costs have also increased as our employee count has increased from two to six when comparing nine month periods. Employee salaries and benefits including associated payroll taxes account for approximately $1.0 million of the increase to general and administrative expenses when comparing nine month periods.

FG FINANCIAL GROUP, INC.

Income Tax Expense

Our effective tax rate varies from the statutory federal income tax rates as shown in the following table:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Income tax expense (benefit) at statutory income tax rate of 21%	$(923)	$(2,014)	$(854)	$(4,436)
Valuation allowance for deferred tax assets deemed unrealizable	1,041	1,510	1,081	3,514
Rate differential due to CARES Act	–	–	–	(214)
Non-deductible expenses associated with the Share Repurchase Transaction	–	516	–	516
State income tax (net of federal tax benefit)	–	–	(114)	–
Noncontrolling interests	(119)		(259)	–
Other	1	(12)	1	(45)
Income tax expense (benefit)	$–	$–	(145)	$(665)

Income tax benefit – from continuing operations	$–	$–	$–	$(665)
Income tax benefit – from discontinuing operations	$–	$–	$(145)	$–

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

We have also recorded charges of $1,081 and $3,514 for the nine months ended September 30, 2021 and 2020, respectively, associated with a valuation allowance against all of our net deferred tax assets due to the uncertain nature surrounding our ability to realize these tax benefits in the future, resulting in a net deferred income tax asset of $0 as of September 30, 2021..

Net Loss

Net loss and loss per share for the three and nine months ended September 30, 2021 and 2020 is as shown in the following table:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net loss	$(4,393)	$(9,590)	$(3,920)	$(20,458)
Gain attributable to noncontrolling interests	569	–	1,235	–
Dividends declared on Series A Preferred Shares	448	350	1,245	1,050
Loss attributable to FG Financial Group, Inc. common shareholders	$(5,410)	$(9,940)	$(6,400)	$(20,458)

Loss per common share:
Basic and diluted	$(1.08)	$(1.69)	$(1.28)	$(3.58)

Weighted average common shares outstanding:
Basic and diluted	5,032,615	5,893,125	5,012,139	6,009,267

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

FG FINANCIAL GROUP, INC.

On May 21, 2021, we consummated the public offering of 194,580 shares of our Series A Preferred Stock, resulting in net proceeds of approximately $4.2 million, after deducting underwriting commissions and offering expenses. On October 28, 2021, we closed the underwritten public offering of 652,174 shares of our common stock at a public offering price of $4.00 per share. Furthermore, on November 3, 2021, the underwriters exercised their over-allotment option, closing on the sale of an additional 97,826 shares of our common stock under the same terms. The issuance, including over-allotment resulted in approximately $2.5 million in net proceeds to us, after deducting underwriting commissions and other offering expenses. Additional information regarding the public offering of our common stock and Series A Preferred Stock can be found under the heading “Shareholders’ Equity.”

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the nine months ended September 30, 2021 and 2020:

(in thousands)	Nine months ended September 30,
Summary of Cash Flows	2021	2020
Cash and cash equivalents – January 1	$12,132	$28,509

Net cash used by operating activities	(10,394)	(9,685)
Net provided (used) by investing activities	72	(3)
Net cash provided (used) by financing activities	7,119	(3,588)
Net decrease in cash and cash equivalents	(3,203)	(13,276)

Cash and cash equivalents – September 30	$8,929	$15,233

For the nine months ended September 30, 2021, net cash used by operating activities was approximately $10.4 million, the major drivers of which were as follows:

●	Our net loss for the period of approximately $3.9 million.

●	An adjustment to our net loss for approximately $2.7 million related to unrealized losses on our equity investments.

●	An adjustment to our net loss of approximately $(3.4) million reflecting the increase in amounts due to us under our reinsurance quota share agreements.

●	A cash outflow of approximately $6.5 million for our consolidated Fund investments in private placement securities. As this investment was made by our investment company subsidiary, we are required to show these cash outflows as operating activities.

For the nine months ended September 30, 2021, net cash provided by financing activities was $7.1 million, related to our issuance of both our common and Series A Preferred Stock as previously discussed, as well as the contribution of approximately $4.1 million in outside investment to our consolidated investment company subsidiary, recorded as contributions from non-controlling interests.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

FG FINANCIAL GROUP, INC.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Underwriting Agreement, dated October 25, 2021, by and between FG Financial Group, Inc. and ThinkEquity LLC (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K, Dated October 26, 2021)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

FG FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FG FINANCIAL GROUP, INC.

Date:	November 15, 2021	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., Chief Executive Officer
(principal executive officer)

Date:	November 15, 2021	By:	/s/ Brian D. Bottjer
Brian D. Bottjer, Chief Accounting Officer
(principal financial and accounting officer)

