Form 10-K
period 2021-12-31
FG Financial Group, Inc.
filed 2022-03-30
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number 001-36366

FG Financial Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1119100
(State of incorporation)	(I.R.S Employer Identification No.)

360 Central Ave, Suite 800, St. Petersburg, FL	33701
(Address of principal executive offices)	(Zip Code)

(727)-304-5666

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	FGF	The Nasdaq Stock Market LLC
8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share	FGFPP	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:	None

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

Large Accelerated Filer	☐	Accelerated Filer ☐
Non-Accelerated Filer	☒	Smaller Reporting Company ☒
Emerging Growth Company	☐

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

On June 30, 2021, the aggregate market value of the Registrant’s common stock held by non-affiliates was $18,588,942, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 28, 2022, the total number of shares outstanding of the Registrant’s common stock was 6,528,001.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FG FINANCIAL GROUP, INC.

FG FINANCIAL GROUP, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “can,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “evaluate,” “forecast,” “goal,” “guidance,” “indicate,” “intend,” “likely,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probable,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “view,” “will,” “would,” “will be,” “will continue,” “will likely result” or the negative thereof or other variations thereon or comparable terminology. In particular, discussions and statements regarding the Company’s future business plans and initiatives are forward-looking in nature. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these to be reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, and may impact our ability to implement and execute on our future business plans and initiatives. Management cautions that the forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, general conditions in the global economy, including the impact of health and safety concerns from the COVID-19 coronavirus pandemic; our lack of operating history or established reputation in the reinsurance industry; our inability to obtain or maintain the necessary approvals to operate reinsurance subsidiaries; risks associated with operating in the reinsurance industry, including inadequately priced insured risks, credit risk associated with brokers we may do business with, and inadequate retrocessional coverage; our inability to execute on our investment and investment management strategy and potential loss of value of investments; risk of becoming an investment company; fluctuations in our short-term results as we implement our new business strategy; risks of not being unable to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; our limited operating history as a public company; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; potential conflicts of interest between us and our directors and executive officers; volatility or decline of the shares of FedNat Holding Company common stock received by us as consideration in the sale of our insurance business or limitations and restrictions with respect to our ownership of such shares; and risks of being a minority stockholder of FedNat Holding Company.

Our expectations and future plans and initiatives may not be realized. If one of these risks or uncertainties materializes, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. You are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements included or incorporated by reference to the Form 10-K are made only as of the date hereof and do not necessarily reflect our outlook at any other point in time. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect new information, future events or developments.

FG FINANCIAL GROUP, INC.

ITEM 1. BUSINESS

Overview

FG Financial Group, Inc. (“FGF”, the “Company”, “we”, or “us”) is a reinsurance and investment management holding company. We focus on opportunistic collateralized and loss-capped reinsurance, while allocating capital in partnership with Fundamental Global® to SPAC and SPAC sponsor-related “SPAC Platform” businesses. The Company’s principal business operations are conducted through its subsidiaries and affiliates. The Company also provides investment management services. From our inception in October 2012 through December 2019, we operated as an insurance holding company, writing property and casualty insurance throughout the states of Louisiana, Florida, and Texas. On December 2, 2019, we sold our three former insurance subsidiaries, and embarked upon our current strategy focused on reinsurance and asset management.

As of December 31, 2021, Fundamental Global GP, LLC, a privately owned investment management company, and its affiliates, or “FG,” beneficially owned approximately 56% of our common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

Sale of the Insurance Business

On December 2, 2019, we completed the sale of our insurance subsidiaries to FedNat Holding Company for a combination of cash and FedNat common stock (the “Asset Sale”). The shares of FedNat common stock we received in the Asset Sale were issued to us pursuant to a standstill agreement which provides certain limitations and restrictions with respect to the voting and sale or transfer of the securities until December 2024. As of December 31, 2021, we continue to hold 1,007,871 shares of FedNat common stock.

Current Business

Our strategy has evolved to focus on opportunistic collateralized and loss-capped reinsurance, with capital allocation to special purpose acquisition companies (“SPACs”) and SPAC sponsor-related businesses. As part of our refined focus, we have adopted the following capital allocation philosophy:

“Grow intrinsic value per share with a long-term focus using fundamental research, allocating capital to asymmetric risk/reward opportunities.”

Currently, the business operates as a diversified holding company of insurance, reinsurance, asset management and our SPAC Platform businesses.

Insurance

We are establishing and seeking regulatory approvals for a Risk Retention Group (“RRG”) to provide directors and officers insurance coverage to SPACs and their sponsors. We intend to provide capital, along with other participants, to facilitate underwriting such insurance coverage. The Company will focus on fee income derived from originating, underwriting, and servicing the insurance business, while mitigating our financial risk with external reinsurance partners.

Reinsurance

The Company’s wholly owned reinsurance subsidiary, FG Reinsurance Ltd. (“FGRe”), a Cayman Islands limited liability company, provides specialty property and casualty reinsurance. FGRe has been granted a Class B (iii) insurer license in accordance with the terms of The Insurance Law, 2010 and is subject to regulation by the Cayman Islands Monetary Authority (the “Authority”). The terms of the license require advance approval from the Authority, should FGRe wish to enter into any reinsurance agreements which are not fully collateralized to their aggregate exposure limit. FGRe participates in a Funds at Lloyds syndicate covering all risks written by the syndicate during the 2021 and 2022 calendar years. On April 1, 2021, FGRe entered into its second reinsurance contract with a leading insurtech company that provides automotive insurance utilizing driver monitoring to predictively segment and price drivers. FGRe’s exposure is limited by a loss-cap stipulated in the quota-share agreement.

FG FINANCIAL GROUP, INC.

Asset Management

Pursuant to an investment advisory agreement, FG Strategic Consulting, LLC (“FGSC”) a wholly-owned subsidiary of the Company, has agreed to provide investment advisory services to FedNat, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay FGSC an annual fee of $100,000. The Investment Advisory Agreement expires in December 2024.

SPAC Platform

On December 21, 2020, we formed FG SPAC Solutions LLC (“FGSS”), a Delaware company, to facilitate the launch of our SPAC Platform. Under the SPAC Platform, we plan to provide various strategic, administrative, and regulatory support services to newly formed SPACs, for a monthly fee. Additionally, the Company co-founded a partnership, FG SPAC Partners, LP (“FGSP”) to participate as a co-sponsor for newly formed SPACs. The Company also participates in the risk capital investments associated with the launch of such SPACs through its Asset Management business, specifically FG Special Situations Fund, LP. The SPAC Platform entered into its first transaction with Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (“Aldel”), a special purpose acquisition company, which completed its business combination with The Hagerty Group, an automotive and marine insurer, on December 2, 2021. FGSS provided accounting, regulatory, strategic advisory, and other administrative services to Aldel, which included assistance with negotiations with potential merger targets for the SPAC, as well as assistance with the de-SPAC process. Additional information regarding our formation of FGSS and our SPAC Platform can be found in Note 9 – Related Party Transactions.

Employees

As of December 31, 2021 we had nine employees. We are not a party to any collective bargaining agreement and believe that relations with our employees are satisfactory. Each of our employees has entered into confidentiality agreements with us.

Website

Our corporate website is www.fgfinancial.com. A copy of our Code of Ethics can be found in the Governance Documents section of our website. Information contained at the website is not a part of this report.

ITEM 1A. RISK FACTORS

Risks Relating to Our Industry, Business and Operations

We have had limited operations upon which to predict our future performance, since the sale of our former insurance business.

Since we sold our former insurance business, at the end of 2019, we have transitioned to operate as a reinsurance and investment management holding company. Accordingly, our historical financial statements provide little basis upon which to predict our future performance. Our revenue has been reduced, as we have limited assets with which to generate revenue. Our failure to secure additional sources of revenue may have a material impact on our results of operations and financial condition. In addition, the uncertainty surrounding our future operations and business prospects may negatively impact the value and liquidity of our stock. If we are unable to implement our business plans successfully, our financial condition and results of operations will be impaired, and your investment in our Company will be at risk.

FG FINANCIAL GROUP, INC.

We have incurred substantial losses following the sale of our former insurance business.

We sustained losses of approximately $7,188,000 and $22,457,000 for the years ended December 31, 2021 and 2020, respectively, the first two years following the sale of our former insurance business, due, in part, to our limited business operations as we formulated our new strategy. If we continue to incur such losses, and are unable to raise additional capital, we may be unable to continue our business, and you could lose your entire investment in the Company.

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

As part of our business plan, we intend to provide specialty property and casualty reinsurance through FGRe. We do not have an operating history on which we can base an estimate of our future earnings prospects. We also do not have an established reputation in the reinsurance industry. Reputation is a very important factor in the reinsurance industry, and competition for business is, in part, based on reputation. Although we expect that our reinsurance policies will be fully collateralized, we are a relatively newly formed reinsurance company and do not yet have a well-established reputation in the industry. Our lack of an established reputation may make it difficult for us to attract or retain business. We will compete with major reinsurers, all of which have substantially greater financial marketing and management resources than we do, which may make it difficult for us to effectively market our products or offer our products at a profit. In addition, we do not have or currently intend to obtain financial strength ratings, which may discourage certain counterparties from entering into reinsurance contracts with us.

As a reinsurer, we will depend on our clients’ evaluations of the risks associated with their insurance underwriting, which may subject us to reinsurance losses.

In the proportional reinsurance business, in which we will assume an agreed percentage of each underlying insurance contract being reinsured, or quota-share contracts, we do not plan to separately evaluate each of the original individual risks assumed under these reinsurance contracts. We will therefore be largely dependent on the original underwriting decisions made by ceding companies, which will subject us to the risk that the clients may not have adequately evaluated the insured risks and that the premiums ceded may not adequately compensate us for the risks we assume. We also do not plan to separately evaluate each of the individual claims made on the underlying insurance contracts under quota-share arrangements, in which case we will be dependent on the original claims decisions made by our clients.

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

FG FINANCIAL GROUP, INC.

We may not be successful in carrying out our investment and investment management strategy, and the fair value of our investments will be subject to a loss in value.

Through our SPAC sponsorships, we may be subject to lock-up agreements, and our ability to access the capital used to sponsor SPACs may be limited for a defined period, which may increase a risk of loss of all or a significant portion of value. Our investments may also become concentrated. A significant decline in the values of these investments may produce a large decrease in our consolidated shareholders’ equity and can have a material adverse effect on our consolidated book value per share and earnings.

We have formed an investment advisory subsidiary, FGSC, to carry out our investment advisory services. As discussed above, under Item 1. “Business,” FGSC has agreed to provide investment advisory services to FedNat, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. Any fees received for such services may not be commensurate with the services provided. We also may not be able to enter into such advisory management agreements with other entities on favorable terms, or at all. Any of these events could have a material adverse effect on our business.

The insurance and reinsurance businesses are highly competitive, and we may not be able to compete successfully in those industries.

The reinsurance business, in which we participate, and the insurance business that we plan to enter are highly competitive. We compete and will compete with major U.S. and non-U.S. reinsurers and insurers, many of which have greater financial, marketing and management resources than we do. There has been significant consolidation in the insurance and reinsurance sector in recent years, and we may experience increased competition as a result of that consolidation, with consolidated entities having enhanced market power. These consolidated entities may use their enhanced market power and broader capital base to negotiate price reductions for products and services that compete with ours, and we may experience rate declines and possibly write less business. Any failure by us to effectively compete could adversely affect our financial condition and results of operations.

The insurance and reinsurance industries are highly cyclical, and we may at times experience periods characterized by excess underwriting capacity and unfavorable premium rates.

Historically, insurers and reinsurers have experienced significant fluctuations in operating results due to competition, frequency of occurrence or severity of catastrophic events, levels of capacity, general economic conditions, changes in equity, debt and other investment markets, changes in legislation, case law and prevailing concepts of liability, and other factors. Demand for reinsurance is influenced significantly by the underwriting results of primary insurers and prevailing general economic conditions. The supply of insurance and reinsurance is related to prevailing prices and levels of surplus capacity that, in turn, may fluctuate in response to changes in rates of return on both underwriting and investment sides. As a result, the insurance and reinsurance businesses historically have been cyclical, characterized by periods of intense price competition, due to excessive underwriting capacity, as well as periods when shortages of capacity permitted favorable premium levels and changes in terms and conditions. Until recently, the supply of insurance and reinsurance had increased over the past several years, and may again in the future, either as a result of capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers. Continued increases in the supply of insurance and reinsurance may have consequences for us, including fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention, and less favorable policy terms and conditions.

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

Changes in security asset prices may impact the value of our investments, resulting in realized or unrealized losses on our invested assets. These risks are not limited to, but can include: (i) changes in supply/demand characteristics for fossil fuels (e.g., coal, oil, natural gas); (ii) advances in low-carbon technology and renewable energy development; and (iii) effects of extreme weather events on the physical and operational exposure of industries and issuers, and the transition that these companies make towards addressing climate risk in their own businesses.

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

Our success is dependent upon our ability to assess accurately the risks associated with the businesses that we insure and reinsure. We establish reserves for losses and loss adjustment expenses which represent estimates based on actuarial and statistical projections, at a given point in time, of our and our cedent’s expectations of the ultimate future settlement and administration costs of losses incurred. We utilize actuarial models as well as available historical insurance industry loss ratio experience and loss development patterns to assist in the establishment of loss reserves. Most or all of these factors are not directly quantifiable, particularly on a prospective basis, and the effects of these and unforeseen factors could negatively impact our ability to accurately assess the risks of the policies that we write. Changes in the assumptions used by these models or by management could lead to an increase in our estimate of ultimate losses in the future. In addition, there may be significant reporting lags between the occurrence of the insured event and the time it is reported to the insurer and additional lags between the time of reporting and final settlement of claims. In addition, the estimation of loss reserves is more difficult during times of adverse economic and market conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims. Changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves. As a result, actual losses and loss adjustment expenses paid can deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.

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

We anticipate that the performance of our reinsurance operations and our investment portfolio will fluctuate from period to period. In addition, because we plan to underwrite products and make investments to achieve favorable return on equity over the long-term, our short-term results of operations may not be indicative of our long-term prospects. Our results of operations may also be adversely impacted by general economic conditions and the conditions and outlook of the reinsurance markets and capital markets.

Changes in the value of the investments we own could materially affect our income and increase the volatility of our earnings.

As of December 31, 2021 we have invested approximately $4 million as a seed investment to sponsor the launch of FG New America Acquisition Corp, a special purpose acquisition company which completed its business combination in July 2021 and now operates as OppFi, Inc. (NYSE: OPFI). Our investment consists of approximately 1.4 million common shares of OPFI as well as approximately 0.4 million warrants to purchase common shares of OPFI at a price of $11.50 per share. We are potentially restricted from selling our OPFI common shares for one year following the date of OPFI’s business combination, or July 20, 2022.

We also own approximately 1.0 million shares of FedNat common stock as of December 31, 2021. The value of this investment has declined considerably since our initial investment, and could continue to decline, materially affecting our income and causing volatility in our earnings. We agreed to transfer restrictions on the shares and may be unable to reduce or liquidate our investment, if needed to maintain our liquidity or for any other reason.

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

FG FINANCIAL GROUP, INC.

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

Risks Relating to Sale of our Former Insurance Business

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

We are subject to non-competition and non-solicitation covenants under the Asset Sale agreement, which may limit our operations in certain respects.

We are subject to the non-competition and non-solicitation covenants in the Asset Sale agreement, until December 2, 2024. During this period of time, subject to certain exceptions, we will generally be prohibited from (i) marketing, selling and issuing residential property and casualty insurance policies to residential consumers anywhere in the States of Alabama, Florida, Georgia, Louisiana, South Carolina and Texas (a “Restricted Business”), and owning the equity securities of, managing, operating or controlling any person that engages in a Restricted Business, (ii) hiring or soliciting certain FedNat employees, and (iii) soliciting or accepting business from certain third parties in connection with a Restricted Business. The non-competition covenant does not apply to our reinsurance business, and we will be permitted to enter into reinsurance contracts in the States of Alabama, Florida, Georgia, Louisiana, South Carolina and Texas.

FG FINANCIAL GROUP, INC.

Legal and Regulatory Risks

Our failure to obtain or maintain approval of insurance regulators and other regulatory authorities as required for the operations of our reinsurance subsidiary may have a material adverse effect on our future business, financial condition, results of operations and prospects.

FGRe has a Class B (iii) insurer license in accordance with the terms of The Insurance Law, 2010 and is subject to regulation by the Cayman Islands Monetary Authority. Failure to comply with the laws, regulations and requirements applicable to a Cayman Islands-domiciled reinsurance subsidiary could result in consequences which may have a material adverse effect on our business and results of operations. Our future business plans, such as the formation of a risk retention group to provide directors and officers insurance coverage will also require advance approval of our insurance operations. Failure to receive or maintain the licenses necessary to execute on our strategy may have a material adverse effect on our future business.

We will be subject to the risk of becoming an investment company under the Investment Company Act.

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

We plan to monitor the value of our investments and structure our operations and transactions to qualify for exemptions under the Investment Company Act. Accordingly, we may structure transactions in manners less advantageous than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, adverse developments with respect to our ownership of our operating subsidiaries, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings, could result in our inadvertently becoming an investment company. If it were established that we were an investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties, or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

We have a limited operating history as a publicly traded company. Our inexperience as a public company and the requirements of being a public company may strain our resources, divert management’s attention, affect our ability to attract and retain qualified board members and have a material adverse effect on us and our stockholders.

We have a limited operating history as a publicly traded company. As a publicly traded company, we are required to develop and implement substantial control systems, policies and procedures to satisfy our periodic SEC reporting and Nasdaq obligations. Management’s past experience may not be sufficient to successfully develop and implement these systems, policies and procedures and to operate our Company. Failure to do so could jeopardize our status as a public company, and the loss of such status may have a material adverse effect on us and our stockholders.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that we will need to evaluate frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. We currently qualify as a smaller reporting company under the regulations of the Securities and Exchange Commission (the “SEC”). As a smaller reporting company we are exempt from the requirement to include the auditor’s report of the effectiveness of internal control over financial reporting until such time as we no longer qualify as a smaller reporting company, based on our public float and reporting more than $100 million in annual revenues in a fiscal year. Regardless of our qualification status, we have implemented control systems and procedures to satisfy the reporting requirements under the Exchange Act and applicable requirements of Nasdaq, among other items. Maintaining these internal controls is costly and may divert management’s attention.

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

While we currently qualify as a smaller reporting company under SEC regulations, we cannot be certain, if we take advantage of the reduced disclosure requirements applicable to these companies, that we will not make our stock less attractive to investors. Once we lose smaller reporting company status, the costs and demands placed upon our management are expected to increase.

The SEC’s rules exempt smaller reporting companies like us from various reporting requirements applicable to public companies that are not smaller reporting companies. As long as we qualify as a smaller reporting company, based on our public float, and report less than $100 million in annual revenues in a fiscal year, we are permitted, and we intend, to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act.

Until such time that we lose smaller reporting company status, it is unclear if investors will find our stock less attractive because we may rely on certain disclosure exemptions. If some investors find our stock less attractive as a result, there may be a less active trading market for the stock, and our stock price may be more volatile and could cause our stock price to decline. Even if we remain a smaller reporting company, if our public float exceeds $75 million and we report $100 million or more in annual revenues in a fiscal year, we will become subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act, requiring our independent registered public accounting firm to provide an attestation report on the effectiveness of our internal control over financial reporting, making the public reporting process more costly.

FG FINANCIAL GROUP, INC.

Holders of our outstanding shares of 8.00% Cumulative Preferred Stock, Series A, have dividend, liquidation and other rights that are senior to the rights of holders of our common shares.

As of December 31, 2021, we have issued and outstanding 894,580 shares of preferred stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). The aggregate liquidation preference with respect to the outstanding shares of Series A Preferred Stock is approximately $22.4 million, and annual dividends on the outstanding shares of Series A Preferred Stock are approximately $1.8 million. Holders of our Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors cumulative cash dividends from and including the original issue date at the rate of 8.00% of the $25.00 per share liquidation preference per annum (equivalent to $2.00 per annum per share). Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive, for each share held, an amount equal to the $25.00 liquidation preference and unpaid dividends. This would reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares.

Our Board of Directors has the authority to designate and issue additional preferred shares with liquidation, dividend and other rights that are senior to those of our common shares, similar or senior to the rights of the holders of our Series A Preferred Stock. Because our decision to issue additional securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. Thus, our stockholders bear the risk that future securities issuances might dilute their interests and reduce the market price of our stock.

We may fail to satisfy the continued listing standards of Nasdaq, in which case our stock might be delisted.

Even though we currently satisfy the continued listing standards for Nasdaq and expect to continue to do so, we can provide no assurance that we will continue to satisfy the continued listing standards in the future. In the event that we are unable to satisfy the continued listing standards of Nasdaq, our stock may be delisted from that market. Any delisting of our stock from Nasdaq could:

●	adversely affect our ability to attract new investors;
●	decrease the liquidity of our outstanding stock;
●	reduce our flexibility to raise additional capital;
●	reduce the price at which our stocks trade; and
●	increase the transaction costs inherent in trading our stock, with overall negative effects for our stockholders.

In addition, delisting our stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our stock and might deter some institutions or others from investing in our securities at all. For these reasons and others, delisting could adversely affect the price of our stock and our business, financial condition and results of operations.

FG FINANCIAL GROUP, INC.

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

Risks Related to Our Significant Shareholder

Fundamental Global GP, LLC and its affiliates control a substantial interest in us and thus may exert substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

As of December 31, 2021, FG and its affiliates own approximately 56% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, including election of directors, potentially in a manner that you do not support. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG. Due to his position as a member of our Board of Directions as well as his positions at FG, he has considerable influence on actions requiring a stockholder vote. See Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

FG FINANCIAL GROUP, INC.

Some of our directors also serve as directors and/or executive officers for other public companies or for our controlling stockholders or their affiliates, which may lead to conflicting interests.

Some of our directors serve as executive officers and/or directors of Fundamental Global GP, LLC (“FG”) and its affiliates, which together, as of December 31, 2021, beneficially owned approximately 56% of our outstanding shares of common stock. One of our directors serves as an executive officer and director of Atlas Financial Holdings, Inc. (Nasdaq: AFH) (“Atlas”), a specialty commercial automobile insurance company. Our chief executive officer and director, Mr. Swets serves as director of GreenFirst Forest Products Inc. (TSXV: FGP), Harbor Custom Development, Inc. (Nasdaq: HCDI) and Ballantyne Strong, Inc. (NYSE American: BTN). He also serves as chief executive officer of FG New America Acquisition II Corp., a special purpose acquisition company in the process of going public.

Our executive officers and members of our Company’s Board of Directors have fiduciary duties to our stockholders; likewise, persons who serve in similar capacities at the public companies have fiduciary duties to those companies’ investors. There may be potential conflicts of interest if our Company and one or more of these other companies pursue acquisitions, investments and other business opportunities that may be suitable for each of us. Our directors who find themselves in these multiple roles may, as a result, have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Furthermore, our directors who find themselves in these multiple roles own stock options, shares of common stock and other securities in some of these entities. These ownership interests could create, or appear to create potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company and these other entities. From time to time, we may enter into transactions with or participate jointly in investments with those other entities or their affiliates. We may create new situations in the future in which our directors serve as directors or executive officers in future investment holdings of such entities. See Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our executive officers and directors will allocate their time to our and other businesses in which they are involved, in their discretion, potentially to the detriment of the Company.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in conflicts of interest in allocating their time between our operations and those other businesses in which they are involved. Our chief executive officer is engaged in other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific amount of time to our affairs. Our directors also serve as officers and board members for other entities. If our executive officers’ and directors’ elect to devote substantial amounts of time to the affairs of other businesses, in excess of current levels, they might not assign sufficient attention to the Company, potentially impairing our results of operations, financial condition, and prospects and the value of our securities.

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

Our results of operations and the implementation of our new business strategy could be adversely affected by general conditions in the global economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the COVID-19 coronavirus pandemic, which resulted in volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business and could delay the implementation of our new business strategy.

In the event of a major disruption caused by the pandemic, we may lose the services of our employees, experience system interruptions or face challenges accessing the capital or credit markets, which could lead to diminishment of our business operations. Any of the foregoing could harm our business and delay the implementation of our business strategy.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

FG FINANCIAL GROUP, INC.

ITEM 2. PROPERTIES

Our executive offices are located at 360 Central Avenue, Suite 800, St. Petersburg, FL 33701. Our lease term expires in July 2022. Total minimum rent over the twelve-month term is expected to be $17,000.

In the opinion of the Company’s management, our executive offices are suitable for our current business and are adequately maintained.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2021, the Company was not a party to any legal proceedings and was not aware of any material claims or actions pending or threatened against us. From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves.

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

Number of Common Stockholders

As of December 31, 2021, we had 6,497,205 shares of common stock outstanding, which were held by 13 stockholders of record, including Cede & Co., which holds shares on behalf of the beneficial owners of the Company’s common stock. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Holders of our Series A Preferred Stock are entitled to receive quarterly cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference (equivalent to $2.00 per annum per share). We intend to declare regular quarterly dividends on the shares of Series A Preferred Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12.

FG FINANCIAL GROUP, INC.

ITEM 6. [RESERVED]

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

Overview

FG Financial Group, Inc. (“FGF”, the “Company”, “we”, or “us”) is a reinsurance and investment management holding company. We focus on opportunistic collateralized and loss-capped reinsurance, while allocating capital in partnership with Fundamental Global® to SPAC and SPAC sponsor-related businesses. The Company’s principal business operations are conducted through its subsidiaries and affiliates. The Company also provides investment management services. From our inception in October 2012 through December 2019, we operated as an insurance holding company, writing property and casualty insurance throughout the states of Louisiana, Florida, and Texas. On December 2, 2019, we sold our three former insurance subsidiaries, and embarked upon our current strategy focused on reinsurance and asset management.

As of December 31, 2021, Fundamental Global GP, LLC, a privately owned investment management company, and its affiliates, or “FG,” beneficially owned approximately 56% of our common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

Sale of Insurance Business

On December 2, 2019, we completed the sale of our insurance subsidiaries to FedNat Holding Company for a combination of cash and FedNat common stock. For more information on the Asset Sale and the Company’s future plans, see “Item 1. Business.”

Coronavirus Impact

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

 FG FINANCIAL GROUP, INC.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Actual results may differ materially from these estimates. The business and economic uncertainty resulting from the coronavirus (COVID-19) pandemic has made such estimates and assumptions difficult to calculate. Set forth below is qualitative and quantitative information necessary to understand the estimation uncertainty and the impact the critical accounting estimate has had or is reasonably likely to have on financial condition or results of operations, to the extent the information is material and reasonably available.

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

As of December 31, 2020, other investments also consisted of private placement securities reported at fair value and characterized under Level 3 of the fair value hierarchy as promulgated by the Financial Accounting and Standards Board.

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

FG FINANCIAL GROUP, INC.

Consolidation of Variable Interest Entities

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

Premium Revenue Recognition

The Company participates in a quota-share contract under a Funds at Lloyds (“FAL”) transaction and estimates the ultimate premiums for the contract period. These estimates are based on information received from the ceding companies, whereby premiums are recorded as written in the same periods in which the underlying insurance contracts are written and are based on cession statements from cedents. These statements are received quarterly, in arrears and thus for any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period.

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

Stock-Based Compensation Expense

The Company uses the fair-value method of accounting for stock-based compensation awards granted. The Company has determined the fair value of its outstanding stock options on their grant date using the Black-Scholes option pricing model along with multiple Monte Carlo simulations to determine a derived service period as the options vest based upon meeting certain performance conditions. The Company determines the fair value of restricted stock units (“RSUs”) on their grant date using the fair value of the Company’s common stock on the date the RSUs were issued (for those RSU which vest solely based upon the passage of time), as well as using multiple Monte Carlo simulations for those RSUs with market-based vesting conditions. The fair value of these awards is recorded as compensation expense over the requisite service period, which is generally the expected period over which the awards will vest, with a corresponding increase to additional paid-in capital. When the stock options are exercised, or correspondingly, when the RSUs vest, the amount of proceeds together with the amount recorded in additional paid-in capital is recorded in shareholders’ equity.

Recent Accounting Pronouncements

See Item 8, Note 3 – Recently Adopted and Issued Accounting Standards in the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

FG FINANCIAL GROUP, INC.

Analysis of Financial Condition

As of December 31, 2021 compared to December 31, 2020

Investments

The table below summarizes, by type, the Company’s investments held at fair value as of December 31, 2021 and 2020.

($ in thousands)
As of December 31, 2021	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
FedNat common stock	$14,495	$–	$13,074	$1,421
Total investments	$14,495	$–	$13,074	$1,421

As of December 31, 2020	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
FedNat common stock	$20,751	$–	$12,209	$8,542
Private placements	4,012	–	–	4,012
Total investments	$24,763	$–	$12,209	$12,554

FedNat Common Stock

As of December 31, 2021, the Company held 1,007,871 shares of FedNat Holding Company common stock (Nasdaq: FNHC). Of the total 1,773,102 shares of FedNat common stock which the Company had received as consideration for the Asset Sale, the Company has disposed of 765,231 shares. The first transaction occurred on September 15, 2020, whereby the Company sold 330,231 shares of FedNat common stock to the Hale Parties as further discussed in Note 9 – Related Party Transactions. Additionally, during the fourth quarter 2021, the Company sold an additional 435,000 shares of FedNat common stock on the open market. Pursuant to the Standstill Agreement entered into between the Company and FedNat at the closing of the Asset Sale, the Company is restricted as to the number of FedNat shares it can dispose of.

Private Placements

Private placements listed in the table above consist of the $4.0 million invested in FG New America Investors, LLC (the “Sponsor”) as part of a total $8.6 million of risk capital used to launch FG New America Acquisition Corp (“FGNA”), a special purpose acquisition company, which consummated its initial public offering on October 2, 2020. On July 20, 2021, FGNA completed its definitive business combination with Opportunity Financial, LLC and began operating as OppFi Inc. (“OppFi”), with OppFi’s common stock trading on the NYSE under the ticker symbol “OPFI”. The Sponsor interests currently represent beneficial ownership of approximately 0.86 million common shares of OPFI as well as approximately 0.36 million warrants to purchase common shares of OPFI at a price of $11.50 per share. We are restricted from selling our OPFI common shares until the earlier of i) July 20, 2022; or ii) the date upon which the closing price of OPFI stock is greater than or equal to $12.00 per share for any 20 trading days within a 30-trading day window.

Deconsolidation of Subsidiary

The investment into the Sponsor was made by FG Special Situations Fund, LP (the “Fund”), a Delaware limited partnership in which the Company had initially invested in through its general partner. At the time of the Company’s initial investment into the Fund, in September 2020, the Company had determined that its investment represented an investment in a variable interest entity (“VIE”), in which the Company was the primary beneficiary, and, as such, had consolidated the financial results of the Fund through November 30, 2021. At each reporting date, the Company evaluates whether it remains the primary beneficiary and continuously reconsiders that conclusion. On December 1, 2021, the Company’s investment became that of a limited partner, and it no longer had the power to govern the financial and operating policies of the Fund and accordingly derecognized the related assets, liabilities, and noncontrolling interests of the Fund as of that date. The Company did not receive any consideration in the deconsolidation of the Fund, nor did it record any gain, or loss upon deconsolidation. The assets and liabilities of the Fund, over which the Company lost control are as follows:

As of December 1, 2021 (in thousands)
Cash and cash equivalents	$100
Investments in private placements	15,734
Investments in public SPACs	22
Other assets	18
Other liabilities	(34)
Net assets deconsolidated	$15,840

FG FINANCIAL GROUP, INC.

While the Company’s investments in the Fund are no longer consolidated, the Company has retained all of the investments held at the Fund, including its beneficial ownership of approximately 0.86 million common shares of OPFI and approximately 0.36 million warrants to purchase common shares of OPFI at $11.50 per share. Effective December 1, 2021, the Company began accounting for its investment in the Fund via the equity method of accounting.

Equity Method Investments

Equity method investments included our investment of $4.0 million in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invested in real estate through a real estate investment trust that was wholly owned by Metrolina. We have recorded equity method earnings from our investment in Metrolina of approximately $326,000 and $186,000 for the years ended December 31, 2021 and 2020, respectively. In the third quarter 2021, Metrolina indicated that it would be liquidating and returning investor capital. Accordingly, in the fourth quarter 2021, we received approximately $5.0 million in cash from Metrolina, representing our initial investment of $4.0 million plus approximately $1.0 million in distributed earnings. As a result, our investment in Metrolina was fully liquidated as of December 31, 2021.

Equity method investments also include our investment in FG SPAC Partners, LP (“FGSP”). We formed FGSP in January 2021, to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGSP and holds an approximate 46% limited partner interest in FGSP. Subsequently, FGSP bought founders shares in Aldel Financial, Inc. (“Aldel”) as well as warrants to purchase Aldel Class A common stock, at an exercise price of $15.00 per share (the “OTM Warrants”). On December 2, 2021, Aldel completed its business combination with Hagerty, an auto and marine insurance carrier, and began operating as Hagerty, Inc., trading on the NYSE under the ticker “HGTY.” As of December 31, 2021, FGSP had beneficial ownership of 500,000 HGTY common shares and warrants to purchase 650,000 HGTY common shares, at an exercise price of $15.00 per share. Through our 46% limited partner interest in FGSP, the Company has beneficial ownership of approximately 230,000 HGTY common shares and approximately 300,000 warrants. We have recorded equity method earnings from our investment in FGSP of approximately $3.78 million for the year ended December 31, 2021. The carrying value of our investment in FGSP as of December 31, 2021 was approximately $3.85 million, representing $3.78 million in undistributed earnings.

Certain investments held by our equity method investees are valued using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility and discount for lack of marketability of the underlying investment. Our investees estimate the volatility of these investments based on the historical performance of various broad market indices blended with various peer companies which they consider as having similar characteristics to the underlying investment.

As previously discussed under the heading “Deconsolidation of Subsidiary,” equity method investments also include our investment in the Fund, as of December 31, 2021. We had consolidated the Fund as a variable interest entity; however, effective December 1, 2021, we began accounting for this investment under the equity method of accounting. For the year ended December 31, 2021, we recognized approximately $3.0 in pretax income through our investment in the Fund, which consists of consolidated pretax income in the amount of approximately $3.7 million, for the period of January 1, 2021, through November 30, 2021, and equity method losses of approximately $0.7 million for the month of December 2021. As of December 31, 2021, the carrying value of our Fund investment was approximately $9.7 million, including $3.0 million in undistributed earnings.

Through the Fund, the Company has invested $1.0 million in the risk capital of Aldel Investors, LLC, the sponsor of Hagerty, Inc. This investment represents the beneficial ownership of approximately 286,000 HGTY common shares. Altogether, the Company’s investment in Hagerty, Inc., through both FGSP and the Fund, represents beneficial interests of approximately 516,000 HGTY common shares and approximately 300,000 warrants to purchase HGTY common shares at an exercise price of $15.00 per share.

Investments without Readily Determinable Fair Value

In addition to our equity method investments, other investments, as listed on our balance sheet, consist of equity we have purchased in a limited partnership and a limited liability company for which there do not exist readily determinable fair values. The Company accounts for these investments at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Any profit distributions the Company receives on these investments are included in net investment income. The Company’s total investment in these two entities was approximately $483,000 as of December 31, 2021. For the years ended December 31, 2021, and 2020, the Company has received profit distributions of $101,000 and $80,000 on these investments, respectively, which has been included in income. Furthermore, both investments began returning capital to investors beginning in 2020. As of December 31, 2021, the Company has received approximately 38% of its initial $776,000 investment in these entities.

FG FINANCIAL GROUP, INC.

Funds Deposited with Reinsured Companies

On November 12, 2020, FGRe, our Cayman Islands-based reinsurance subsidiary, initially funded a trust account at Lloyd’s with approximately $2.4 million in cash, to collateralize its obligations under a quota-share agreement with a Funds at Lloyds syndicate. The initial contract covered our quota-share percentage of all risks written by the syndicate for the 2021 calendar year. On November 30, 2021, we entered into an agreement with the same syndicate, slightly increasing our quota-share percentage of the risks the syndicate writes for the 2022 calendar year. This resulted in FGRe’s posting an additional $1.3 million in cash collateral to the account. We have also posted cash collateral in the approximate amount of $0.7 million, to support our automotive insurance quota-share agreement entered into on April 1, 2021. As of December 31, 2021, the total cash collateral posted to support all of our reinsurance treaties was approximately $4.4 million.

Current Income Taxes Recoverable

Current income taxes recoverable were $0 as of December 31, 2021, compared to approximately $1.7 million as of December 31, 2020, representing the estimate of both the Company’s state and federal income taxes receivable as of each date. In the third quarter of 2021, we received a refund on our federal taxes in the amount of approximately $1.5 million associated with a carryback refund request filed for our 2018, 2017 and 2014 tax years.

Reinsurance Balances Receivable

Reinsurance balances receivable were $3.9 million as of December 31, 2021, compared to $0 as of December 31, 2020, representing net amounts due to the Company under our quota-share agreements. As the Company estimates the ultimate premiums, loss expenses and other costs associated with some of these contracts, based on information received by us from the ceding companies, a significant portion of this balance is based on estimates and, ultimately, may not be collected by the Company.

Net Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes, as compared to the amounts used for income tax purposes. The Company’s gross deferred tax assets and liabilities are $6.2 million and $0.5 million as of December 31, 2021. The Company has recorded a valuation allowance against its deferred tax assets of $5.7 million, as of December 31, 2021, due to the uncertain nature surrounding our ability to realize these tax benefits in the future. Significant components of the Company’s net deferred taxes are as follows:

($ in thousands)	As of December 31,
	2021	2020
Deferred income tax assets:
Net operating loss carryforward	$3,010	$1,143
Loss and loss adjustment expense reserve	25	–
Unearned premium reserves	152	–
Capital loss carryforward	1,114	–
Share-based compensation	253	216
Investments	1,692	2,570
Other	3	5
Deferred income tax assets	$6,249	$3,934
Less: Valuation allowance	(5,715)	(3,934)
Deferred income tax assets net of valuation allowance	$534	$–

Deferred income tax liabilities:
Investments	$369	$–
Deferred policy acquisition costs	165	–
Deferred income tax liabilities	$534	$–

Net deferred income tax asset (liability)	$–	$–

As of December 31, 2021, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $14.3 million, which will be available to offset future taxable income. Approximately $0.5 million will expire on December 31, 2039, $0.1 million will expire on December 31, 2040, and $1.6 million of the Company’s NOLs will expire on December 31, 2041. The remaining $12.1 million of the Company’s NOLs do not expire under current tax law. Additionally, the Company has approximately $5.3 million of capital loss carryforward that can only be used to offset capital gains and which will expire in December 2026 if not used prior.

FG FINANCIAL GROUP, INC.

Loss and Loss Adjustment Expense Reserves

A significant degree of judgment is required to determine amounts recorded in the consolidated financial statements for the provision for loss and loss adjustment expense (“LAE”) reserves. The process for establishing this provision reflects the uncertainties and significant judgmental factors inherent in predicting future results of both known and unknown loss events. The process of establishing the provision for loss and LAE reserves relies on the judgment and opinions of many individuals, including the opinions of the Company’s management, as well as the management of ceding companies and their actuaries.

The COVID-19 pandemic is unprecedented, and the Company does not have previous loss experience on which to base the associated estimate for loss and loss adjustment expenses. In estimating losses, the Company may assess any of the following:

●	a review of in-force treaties that may provide coverage and incur losses;

●	general forecasts, catastrophe and scenario modelling analyses and results shared by cedents;

●	reviews of industry insured loss estimates and market share analyses; and

●	management’s judgment.

Assumptions which served as the basis for the Company’s estimates of reserves for the COVID-19 pandemic losses and loss adjustment expenses include:

●	the scope of coverage provided by the underlying policies, particularly those that provide for business interruption coverage;

●	the regulatory, legislative, and judicial actions that could influence contract interpretations across the insurance industry;

●	the extent of economic contraction caused by the COVID-19 pandemic and associated actions; and

●	the ability of the cedents and insured to mitigate some or all of their losses.

Under the terms of certain of our quota-share agreements, and due to the nature of claims and premium reporting, a lag exists between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. The reports we receive from our cedents have pre-determined due dates. In the case of the Company’s FAL contract, fourth quarter 2021 premium and loss information will not be made available to the Company until subsequent to the filing of this annual report. Thus, our fourth quarter results, including the loss and loss adjustment expense reserves presented herein, have been based upon a combination of first, second, and third quarter actual results as well as full-year forecasts reported to us by the ceding companies, which we used to approximate fourth quarter results. The Company obtains regular updates of premium and loss related information for the current and historical periods, which we use to update the initial expected loss ratios on our reinsurance contracts.

FG FINANCIAL GROUP, INC.

While the Company believes its estimate of loss and loss adjustment expense reserves are adequate as of December 31, 2021, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information is provided.

A summary of changes in outstanding loss and loss adjustment expense reserves for the year ended December 31, 2021, is as follows and includes reserves related to both our FAL contract, as well as our automotive insurance quota-share agreement which became effective April 1, 2021. There was no activity with respect to loss and loss adjustment expense reserves for the for the year ended December 31, 2020.

(in thousands)	2021

Balance, January 1, gross of reinsurance	$–
Less reinsurance recoverable on loss and LAE expense reserves	–
Balance, January 1, net of reinsurance	–
Incurred related to:
Current year	4,338
Prior years	–
Paid related to:
Current year	(2,205)
Prior years	–
Balance, December 31, net of reinsurance	2,133
Plus reinsurance recoverable related to loss and LAE expense reserves	–
Balance, December 31, gross of reinsurance	$2,133

Off Balance Sheet Arrangements

None.

Shareholders’ Equity

Share Repurchase Transaction

On September 15, 2020, the Company repurchased all of the 1,130,152 shares of the Company’s common stock, owned by Hale Partnership Capital Management, LLC and certain of its affiliates (collectively, the “Hale Parties”), for an aggregate of approximately $2.8 million in cash and 330,231 shares of FedNat common stock having an estimated fair value of approximately $2.7 million, which included reimbursement of certain expenses incurred by the Hale Parties. Prior to the transaction, the Hale Parties owned more than 18% of the Company’s outstanding common stock.

As the total consideration paid in the transaction exceeded the fair value of the treasury shares repurchased by the Company, the Company recorded a charge of approximately $0.2 million to general and administrative expense for the year ended December 31, 2020, representing the estimated fair value of the rights conveyed to the Company pursuant to the standstill provisions in the repurchase agreement. The fair value of the 1,130,152 shares of Company common stock, or approximately $5.2 million, was recorded to treasury stock.

8.00% Cumulative Preferred Stock, Series A

On May 21, 2021, we completed the underwritten public offering of an additional 194,580 shares of our preferred stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”), for net proceeds of approximately $4.2 million, bringing the total number of Series A Preferred Stock shares outstanding to 894,580 as of December 31, 2021.

Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, when, as and if declared by our Board of Directors. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. Our Board of Directors declared the first quarter 2022 dividend on the shares of Series A Preferred Stock on February 10, 2022. The Series A Preferred Stock shares trade on the Nasdaq Stock Market under the symbol “FGFPP”.

FG FINANCIAL GROUP, INC.

Common Stock

In the 2021 fourth quarter, we sold, a total of 750,000 shares of our common stock, at a price of $4.00 per share, for net proceeds to us of approximately $2.5 million. Also in the fourth quarter, the Company completed a rights offering to holders of its common stock. Pursuant to the rights offering, 691,735 shares were subscribed for, for net proceeds of approximately $2.7 million. The Company intends to use the net proceeds from the issuance of its common shares for working capital and other general corporate purposes.

Retirement of Treasury Stock

On August 19, 2021, the Board approved the retirement of all 1,281,511 common stock treasury shares owned by the Company. Accordingly, these shares have been classified as authorized, but unissued shares on the Company’s balance sheet, as of December 31, 2021.

Change in Shareholders’ Equity

The table below presents the primary components of changes to total shareholders’ equity for the years ended December 31, 2021 and 2020.

($ in thousands)	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity
Balance, January 1, 2020	700,000	6,065,948	151,359	$62,915

Dividends declared on Series A Preferred Stock ($2.00 per share)	–	–	–	(1,400)
Stock compensation expense	–	52,514	–	311
Share Repurchase Transaction	–	(1,130,152)	1,130,152	(5,176)
Net loss	–	–	–	(22,457)
Balance, December 31, 2020	700,000	4,988,310	1,281,511	$34,193

Retirement of Treasury Stock	–	–	(1,281,511)	–
Series A Preferred Share issuance	194,580	–	–	4,217
Common stock issuance	–	1,441,735	–	5,246
Stock compensation expense	–	67,160	–	559
Dividends declared on Series A Preferred Stock ($2.00 per share)	–	–	–	(1,692)
Net loss	–	–	–	(8,514)
Balance, December 31, 2021	894,580	6,497,205	–	$34,009

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Premiums Earned

Net premiums earned represent actual premiums earned on our quota-share agreements as well as estimated premiums earned on our FAL agreement for the fourth quarter 2021 and is approximately $4.9 million for the year ended December 31, 2021. Our FAL estimates are based on information received from the ceding companies, whereby premiums are recorded, as written, in the same periods in which the underlying insurance contracts are written and are based on cession statements from cedents. These statements are received quarterly, in arrears; so, for any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period. As our quota-share agreements became effective in 2021, we had no corresponding net earned premiums for the year ended December 31, 2020.

FG FINANCIAL GROUP, INC.

Net Investment Income

Net investment income (loss) for the years ended December 31, 2021 and 2020 is as follows:

(in thousands)	Year Ended December 31,
	2021	2020
Investment income (loss):
Unrealized holding loss on FedNat common stock	$(865)	$(16,196)
Unrealized holding gain on private placement investments	5,267	–
Realized loss on FedNat common stock	(5,452)	(2,110)
Dividend income from FedNat common stock	–	609
Equity method earnings	3,448	265
Other	147	172
Net investment income (loss)	$2,545	$(17,260)

Other Income

Other income was $186,000, compared to $104,000, for the years ended December 31, 2021, and 2020, respectively, and is comprised of fees earned under the investment advisory and transition services agreements between the Company and FedNat. Also included in other income for current year is approximately $86,000 in service fee revenue we have earned under our new SPAC Platform, whereby we have provided certain accounting, regulatory, strategic advisory, and other administrative services to Aldel, prior to its business combination transaction with Hagerty.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses (“LAE”) for the year ended December 31, 2021, represent charges associated with the establishment of loss and LAE reserves under our quota-share reinsurance agreements. Also included in this figure are loss and LAE payments in the approximate amount of $2.2 million. As discussed under the heading “Loss and Loss Adjustment Expense Reserves”, a portion of this charge represents an estimate based upon a full calendar year forecast of results provided to us by the ceding companies under our FAL arrangement.

General and Administrative Expenses

General and administrative expenses increased by $3.2 million for the years ended December 31, 2021, as compared to 2020. The increase was primarily due to underwriting expenses allocated to us pursuant to our two quota-share reinsurance contracts, which accounted for approximately $0.6 million of the increase, as our reinsurance agreements became effective in 2021. Also included in general and administrative expenses are payments to Fundamental Global Management, LLC (“FGM”), pursuant to a shared services agreement entered into on March 31, 2020. Under the agreement, FGM provides the Company with certain services related to the day-to-day management of the Company, including assisting with regulatory compliance, evaluating the Company’s financial and operational performance, providing a management team to supplement the executive officers of the Company, and such other services consistent with those customarily performed by executive officers and employees of a public company. In exchange for these services, the Company pays FGM a fee of approximately $456,000 per quarter, plus reimbursement of expenses incurred by FGM in connection with the performance of the services, subject to certain limitations approved by the Company’s Board of Directors or Compensation Committee, from time to time. The Company paid $1.9 million and $1.4 million to FGM under the agreement, for the years ended December 31, 2021 and 2020, respectively. FGM is an affiliate of FG, the Company’s largest shareholder.

Personnel costs have also increased as our employee count has increased from three to nine when comparing twelve-month periods. Employee salaries and benefits including associated payroll taxes account for approximately $1.5 million of the increase to general and administrative expenses when comparing twelve-month periods.

FG FINANCIAL GROUP, INC.

Income Tax Expense (Benefit)

Our actual effective tax rate varies from the statutory federal income tax rates as shown in the following table.

($ in thousands)	Year Ended December 31,
	2021		2020
	Amount	%	Amount	%

Provision for taxes at U.S. statutory marginal income tax rate of 21%	$(1,540)	21.0%	$(4,856)	21.0%
Valuation allowance for deferred tax assets deemed unrealizable	1,782	(24.3)%	3,934	(17.0)%
Rate differential due to CARES Act	–	–%	(214)	0.9%
Non-deductible expenses associated with the Share Repurchase Transaction	–	–%	516	2.2%
Net operating loss carryback	–	–%	–	–%
State income tax (net of federal benefit)	(114)	1.6%	–	–%
Minority Interest	(279)	3.8%
Other	6	(0.1)%	(45)	0.2%
Income tax benefit	$(145)	2.0%	$(665)	2.9%

Income tax benefit – from continuing operations	$–	–%	$(665)	2.9%
Income tax benefit – from discontinued operations	$(145)	2.0%	$–	–%

Due to the sale of our former insurance business, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. For the year ended December 31, 2021, we recognized a gain from the sale of these operations of approximately $145,000, related to a final true-up and settlement for income taxes due to the Company under the sale agreement.

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

We have also recorded charges of $1,782 and $3,934 for the years ended December 31, 2021 and 2020, respectively, as a valuation allowance against all of our net deferred tax assets, due to uncertainty regarding our ability to realize these tax benefits in the future, reducing the net deferred income tax asset to $0, as of December 31, 2021.

Net Loss

Information regarding our net loss and loss per share for the years ended December 31, 2021 and 2020 is as shown in the following table:

($ in thousands)	Year Ended December 31,
	2021	2020
Basic and diluted:
Net loss from continuing operations	$(7,333)	$(22,457)
Income attributable to noncontrolling interest	(1,326)	–
Dividends declared on Series A Preferred Shares	(1,692)	(1,400)
Loss attributable to FG Financial Group, Inc. common shareholders	(10,351)	(23,857)
Weighted average common shares	5,212,772	5,746,259
Loss per common share from continuing operations	$(1.99)	$(4.15)

Gain on sale of former insurance business	$(145)	$–
Weighted average common shares outstanding	5,212,772	–
Income per common share from discontinued operations	$0.03	$–

Loss per share attributable to common shareholders	$(1.96)	$(4.15)

FG FINANCIAL GROUP, INC.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily from the cash proceeds of the Asset Sale, by funds generated from operations, and from the proceeds from the sales of our common and preferred stock. Cash provided from these sources has historically been used for loss and loss adjustment expense payments, as well as other operating expenses.

For the year ended December 31, 2021, the Company sold common and preferred stock to the public, for total net proceeds of $9.4 million. Additional information regarding the public offering of our common stock and Series A Preferred Stock can be found under the heading “Shareholders’ Equity.”

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the years ended December 31, 2021 and 2020.

($ in thousands)	Year ended December 31,
Summary of Cash Flows	2021	2020
Cash and cash equivalents – beginning of period	$12,132	$28,509

Net cash used by operating activities	(14,406)	(11,283)
Net cash provided (used) by investing activities	5,898	(1,156)
Net cash provided (used) by financing activities	11,918	(3,938)
Net decrease in cash and cash equivalents	3,410	(16,377)

Cash and cash equivalents – end of period	$15,542	$12,132

For the year ended December 31, 2021, the Company’s net cash used by operating activities was approximately $14.4 million, the major drivers of which were as follows:

●	Our net loss of approximately $7.2 million for the year.
●	Approximately $7.8 million for a non-cash charge related to the unrealized holding gains on our various investments, offset by $5.5 million in realized loss on sale associated with our shares of FedNat common stock.
●	A cash outflow of approximately $2.0 million representing cash placed in trust as collateral, pursuant to our quota-share agreements.
●	A cash outflow of approximately $6.5 million for our investment in our SPAC sponsorships through the Fund. As this investment was made by our former investment company subsidiary, we are required to show these cash outflows as operating activities.

For the year ended December 31, 2021, the Company’s net cash provided by financing activities consist primarily of proceeds of approximately $5.9 million from the sale of a portion of our FedNat shares as well as the complete liquidation of our Metrolina investment.

For the year ended December 31, 2021, the Company’s net cash used by financing activities consist of:

●	The payments of dividends in the amount of $1.7 million on our Series A Preferred Shares.
●	Net proceeds from the issuance of our Series A Preferred Shares in the amount of approximately $4.2 million.
●	Net proceeds from the issuance of our common stock in the amount of approximately $5.2 million.

For the year ended December 31, 2020, the Company’s net cash used by operating activities was approximately $11.3 million. The major drivers of which were as follows:

●	Our net loss of approximately $22.5 million for the year, offset by approximately $16.0 million for a non-cash charge related to the unrealized losses associated with our shares of FedNat common stock.
●	A cash outflow of approximately $2.4 million representing cash placed in trust as collateral, pursuant to our Funds at Lloyd’s quota-share agreement, effective January 1, 2021.
●	A cash outflow of approximately $4.0 million for our investment in the Class A and Class A-1 interests in the Sponsor of FGNA. As this investment was made by our former investment company subsidiary, we are required to show these cash outflows as operating activities.

For the year ended December 31, 2020, the Company’s net cash used by financing activities consist of:

●	Payments of dividends in the amount of $1.4 million on our Series A Preferred Shares.
●	The payment of $2.5 million in cash to the Hale Parties in connection with the repurchase transaction.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

FG FINANCIAL GROUP, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FG FINANCIAL GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

FG Financial Group, Inc.

St. Petersburg, FL

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FG Financial Group, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Incurred But Not Reported (IBNR) Loss Reserves

As described in Note 2 and Note 5 to the Company’s consolidated financial statements, the Company’s loss and loss adjustment expense reserve was $2,133 at December 31, 2021. The total reserve was made up of $841 of case reserves and $1,292 of incurred but not reported (IBNR) loss reserves. Case reserves have resulted from claims notified to the Company by its cedants. IBNR loss reserves relate to claims that have been incurred by insureds and reinsureds but have not yet been reported to the insurer or reinsurer, including unknown future developments on amounts already known by the insurer or reinsurer. The establishment of IBNR loss reserves is an inherently difficult and subjective process, as there is significant judgment in the assumptions used in determining management’s best estimate of the IBNR component. The significant judgments are (1) the types of exposures and projected ultimate premium to be written by cedants; (2) expected loss ratios by type of business; (3) actuarial methodologies which analyze loss reporting and payment experience, reports from ceding companies and historical trends; and (4) general economic conditions. In particular, the estimate relies on the judgment and opinions of the involved individuals, including the opinions of the Company’s management and independent actuarial specialists, as well as the management of ceding companies and their actuaries.

We identified the IBNR component of the Company’s loss and loss adjustment expense reserves as a critical audit matter. Auditing the valuation of the reserve for IBNR was complex and required the involvement of our actuarial specialists due to the highly judgmental nature of the actuarial methods and significant assumptions used in the valuation of the estimate.

The primary procedures we performed to address this critical audit matter included:

●	Testing the completeness and accuracy of the source information used by the Company’s management and independent actuarial specialists to calculate the IBNR loss reserves.
●	Utilizing personnel with specialized knowledge and skill in actuarial methods to assist in evaluating the appropriateness of the methodologies and the reasonableness of significant assumptions used by the Company’s management and independent actuarial specialists.
●	Comparing the results of the reserve study prepared by independent actuarial specialists to management’s best estimate and evaluating the differences.

Valuation of Equity Method Investments

As described in Note 4 to the consolidated financial statements, the Company’s equity method investments include private placement investments held in sponsor shares and warrants for special purpose acquisition companies (SPAC), for which management estimates the valuation using complex valuation methods (Monte-Carlo simulation and option pricing models) and significant assumptions regarding unobservable inputs. The significant unobservable inputs are the estimate of the volatility of the common stock based on the selection of historical performance market indices blended with various peer companies which the Company considers having similar characteristics to the underlying investment and the discount for lack of marketability).

We identified the valuation of these private placement investments as a critical audit matter. The valuation of the private placement investments involved significant auditor judgment and required the involvement of our valuation specialists in evaluating the (1) relevant valuation methodologies and (2) unobservable inputs used in determining the fair value of these investments.

The primary procedures we performed to address this critical audit matter included:

●	Utilizing valuation specialists to assist us in evaluating the appropriateness of management’s valuation methodologies.
●	Utilizing valuation specialists to assist us in evaluating the appropriateness of unobservable inputs.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2012.

Grand Rapids, Michigan

March 30, 2022

FG FINANCIAL GROUP, INC.

Consolidated Balance Sheets

($ in thousands, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Equity securities, at fair value (cost basis of $14,495 and $20,751, respectively)	$1,421	$8,542
Other investments (includes $0 and $4,013 held by the Company’s previously consolidated VIE, respectively)	14,040	9,346
Cash and cash equivalents (including $0 and $987 held by the Company’s previously consolidated VIE, respectively)	15,542	12,132
Deferred policy acquisition costs	786	–
Reinsurance balances receivable	3,853	–
Funds deposited with reinsured companies	4,442	2,444
Current income taxes recoverable	–	1,724
Other assets	745	517
Total assets	$40,829	$34,705

LIABILITIES
Loss and loss adjustment expense reserves	$2,133	$–
Unearned premium reserves	3,610	–
Accounts payable	502	455
Other liabilities	575	57
Total liabilities	$6,820	$512

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par and liquidation value, 1,000,000 shares authorized; 894,580 and 700,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	$22,365	$17,500
Common stock, $0.001 par value; 100,000,000 and 10,000,000 shares authorized; 6,497,205 and 6,269,821 shares issued as of December 31, 2021 and 2020, respectively, and, 6,497,205 and 4,988,310 shares outstanding as of December 31, 2021 and 2020, respectively	6	6
Additional paid-in capital	46,037	47,065
Accumulated deficit	(34,399)	(24,193)
	34,009	40,378
Less: treasury stock at cost, 0 and 1,281,511 shares as of December 31, 2021 and 2020, respectively	–	(6,185)
Total shareholders’ equity	34,009	34,193
Total liabilities and shareholders’ equity	$40,829	$34,705

See accompanying notes to consolidated financial statements.

FG FINANCIAL GROUP, INC.

Consolidated Statements of Operations

($ in thousands, except per share data)

	Year ended December 31,
	2021	2020
Revenue:
Net premiums earned	$4,864	$–
Net investment income (loss)	2,545	(17,260)
Other income	186	104
Total revenue	7,595	(17,156)

Expenses:
Net losses and loss adjustment expenses	4,338	–
Amortization of deferred policy acquisition costs	1,407	–
General and administrative expenses	9,183	5,966
Total expenses	14,928	5,966

Loss from continuing operations before income tax benefit	(7,333)	(23,122)
Income tax benefit from continuing operations	–	(665)
Net loss from continuing operations	(7,333)	(22,457)
Discontinued operations (Note 2):
Gain from sale of former insurance business	(145)	–
Net income from discontinued operations	(145)	–
Net loss	$(7,188)	$(22,457)

Income attributable to noncontrolling interest	1,326	–
Dividends declared on Series A Preferred Shares	1,692	1,400
Loss attributable to common shareholders	$(10,206)	$(23,857)

Basic and diluted net earnings (loss) per common share:
Continuing operations	$(1.99)	$(4.15)
Discontinued operations	0.03	–
Loss per share attributable to common shareholders	$(1.96)	$(4.15)

Weighted average common shares outstanding:
Basic and diluted	5,212,772	5,746,259

See accompanying notes to consolidated financial statements.

FG FINANCIAL GROUP, INC.

Consolidated Statements of Shareholders’ Equity

($ in thousands)

	Preferred Stock		Common Stock		Treasury Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity Attributable to FG Financial Group Inc.	Non- controlling Interests
Balance, January 1, 2020	700,000	$17,500	6,065,948	$6	151,359	$(1,009)	$46,754	$(336)	$62,915	$–
Stock based compensation	–	–	52,514	–	–	–	311	–	311	–
Share repurchase transaction	–	–	(1,130,152)	–	1,130,152	(5,176)	–	–	(5,176)	–
Dividends declared on Series A Preferred Shares ($2.00 per share)	–	–	–	–	–	–	–	(1,400)	(1,400)	–
Net loss	–	–	–	–	–	–	–	(22,457)	(22,457)	–
Balance, December 31, 2020	700,000	$17,500	4,988,310	$6	1,281,511	$(6,185)	$47,065	$(24,193)	$34,193	$-

Stock based compensation	–	–	67,160	–	–	–	559	–	559	–
Interests issued for contributed cash	–	–	–	–	–	–	–	–	–	4,147
Deconsolidation of variable interest entity	–	–	–	–	–	–	–	–	–	(5,473)
Issuance of Series A Preferred shares	194,580	4,865	–	–	–	–	(648)	–	4,217	–
Retirement of treasury shares	–	–	–	(1)	(1,281,511)	6,185	(6,184)	–	–	–
Issuance of common stock	–	–	1,441,735	1	–	–	5,245	–	5,246	–
Dividends declared on Series A Preferred Shares ($2.00 per share)	–	–	–	–	–	–	–	(1,692)	(1,692)	–
Net loss	–	–	–	–	–	–	–	(8,514)	(8,514)	1,326
Balance, December 31, 2021	894,580	$22,365	6,497,205	$6	–	$-	$46,037	$(34,399)	$34,009	$-

See accompanying notes to consolidated financial statements.

FG FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

($ in thousands)

	Year ended December 31,
	2021	2020
Cash provided by (used in):
Operating activities:
Net loss	$(7,188)	$(22,457)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized holding (gains) losses on equity investments	(7,851)	16,010
Net realized loss in Share Repurchase Transaction	–	2,111
Net realized loss on sale of investments	5,456	–
Net deferred income taxes	–	(106)
Stock compensation expense	559	311
Purchases of investments by consolidated investment company subsidiary	(6,479)	(4,013)
Cash relinquished upon deconsolidation of investment company subsidiary (note 4)	(100)	–
Changes in operating assets and liabilities:
Funds deposited with reinsured companies	(1,998)	(2,444)
Amounts due under reinsurance agreements	(3,853)	–
Deferred policy acquisition costs	(786)	–
Other assets	(233)	(315)
Loss and loss adjustment expense reserves	2,133	–
Unearned premium reserves	3,610	–
Accounts payable and other accrued expenses	600	79
Current income taxes recoverable	1,724	(459)
Net cash used by operating activities	(14,406)	(11,283)

Investing activities:
Purchases of furniture and equipment	(14)	(13)
Sales of equity securities	803	–
Sales of other investments	5,109	138
Purchases of other investments	–	(1,281)
Net cash provided (used) by investing activities	5,898	(1,156)

Financing activities:
Payment of dividends on preferred shares	(1,692)	(1,400)
Proceeds from issuance preferred stock, net	4,217	–
Proceeds from issuance common stock, net	5,246	–
Capital contribution from non-controlling interest	4,147	–
Purchase of treasury shares	–	(2,538)
Net cash provided (used) by financing activities	11,918	(3,938)

Net increase (decrease) in cash and cash equivalents	3,410	(16,377)
Cash and cash equivalents at beginning of period	12,132	28,509
Cash and cash equivalents at end of period	$15,542	$12,132

Supplemental disclosure of cash flow information:
Net refunds received during the period for income taxes	$1,471	$(100)
Non-cash financing activities:
Sale of equity investments to purchase treasury shares	$–	$2,639

See accompanying notes to consolidated financial statements.

FG FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business

FG Financial Group, Inc. (“FGF”, the “Company”, “we”, or “us”) is a reinsurance and investment management holding company. We focus on opportunistic collateralized and loss capped reinsurance, while allocating capital in partnership with Fundamental Global® to SPAC and SPAC sponsor-related businesses. The Company’s principal business operations are conducted through its subsidiaries and affiliates. The Company also provides investment management services. From our inception in October 2012 through December 2019, we operated as an insurance holding company, writing property and casualty insurance throughout the states of Louisiana, Florida, and Texas. On December 2, 2019, we sold our three former insurance subsidiaries, and embarked upon our current strategy focused on reinsurance and asset management.

As of December 31, 2021, Fundamental Global GP, LLC, a privately owned investment management company, and its affiliates, or “FG,” beneficially owned approximately 56% of our common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

Sale of the Insurance Business

On December 2, 2019, we completed the sale of our insurance subsidiaries to FedNat Holding Company for a combination of cash and FedNat common stock. The shares of FedNat common stock we received in the Asset Sale were issued to us pursuant to a standstill agreement which provides certain limitations and restrictions with respect to the voting and sale or transfer of the securities until December 2024. As of December 31, 2021, we continue to hold 1,007,871 shares of FedNat common stock.

Current Business

Our strategy has evolved to focus on opportunistic collateralized and loss capped reinsurance, with capital allocation to special purpose acquisition companies (“SPACs”) and SPAC sponsor-related businesses. As part of our refined focus, we have adopted the following capital allocation philosophy:

“Grow intrinsic value per share with a long-term focus using fundamental research, allocating capital to asymmetric risk/reward opportunities.”

Currently, the business operates as a diversified holding company of insurance, reinsurance, asset management and our “SPAC Platform” businesses.

Insurance

We are in the process of establishing and seeking regulatory approvals for a Risk Retention Group (“RRG”) for the purpose of providing directors and officers insurance coverage to special purpose acquisition vehicles. We intend to provide capital, along with other participants, to facilitate the underwriting of such insurance coverage. The Company will focus on fee income derived from originating, underwriting, and servicing the insurance business, while mitigating our financial risk with external reinsurance partners.

Reinsurance

The Company’s wholly owned reinsurance subsidiary, Fundamental Global Reinsurance Ltd. (“FGRe”), a Cayman Islands limited liability company, provides specialty property and casualty reinsurance. FGRe has been granted a Class B (iii) insurer license in accordance with the terms of The Insurance Law, 2010 and underlying regulations thereto and is subject to regulation by the Cayman Islands Monetary Authority (the “Authority”). The terms of the license require advance approval from the Authority should FGRe wish to enter into any reinsurance agreements which are not fully collateralized to their aggregate exposure limit. FGRe participates in a Funds at Lloyds syndicate covering all risks written by the syndicate during the 2021 and 2022 calendar years. On April 1, 2021, FGRe entered into its second reinsurance contract with a leading insurtech company that provides automotive insurance utilizing driver monitoring to predictively segment and price drivers. FGRe’s exposure is limited by a loss-cap stipulated within the quota-share agreement.

FG FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Management

Pursuant to the Investment Advisory Agreement, FG Strategic Consulting, LLC (“FGSC”) a wholly-owned subsidiary of the Company has agreed to provide investment advisory services to FedNat, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay FGSC an annual fee of $100,000. The term of the Investment Advisory Agreement is five years, expiring on December 2, 2024.

SPAC Platform

On December 21, 2020, we formed FG SPAC Solutions LLC (“FGSS”), a Delaware company, to facilitate the launch of our “SPAC Platform”. Under the SPAC Platform, we plan to provide various strategic, administrative, and regulatory support services to newly formed SPACs for a monthly fee. Additionally, the Company co-founded a partnership, FG SPAC Partners, LP (“FGSP”) to participate as a co-sponsor for newly formed SPACs. The Company also participates in the risk capital investments associated with the launch of such SPACs through its Asset Management business, specifically FG Special Situations Fund, LP. (“Fund”). As discussed in Note 4, the Company has consolidated the results of the Fund through November 30, 2021, however, effective December 1, 2021, the Company began accounting for its investment in the Fund under the equity method. The first transaction entered into under the SPAC Platform occurred on January 11, 2021, by and among FGSS and Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (“Aldel”), a special purpose acquisition company which completed its business combination with Hagerty on December 2, 2021. Under the services agreement between FGSS and Aldel Investors, LLC (the “Agreement”), FGSS provided accounting, regulatory, strategic advisory, and other administrative services to Aldel, which included assistance with negotiations with potential merger targets for the SPAC as well as assistance with the de-SPAC process.

Note 2. Significant Accounting Policies

Basis of Presentation

These statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Consolidation Policies

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

In September 2020, the Company invested approximately $5.0 million to sponsor the launch of Fund. The Fund, a VIE which the Company was required to consolidate through November 30, 2021, is considered an investment company for GAAP purposes and follows the accounting and reporting guidance in the Financial Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies, which includes the presentation of its investments at fair value.

See Note 4 for additional information regarding the Company’s consolidated investments.

FG FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operations

Due to the sale of all of the issued and outstanding equity of our previous insurance business on December 2, 2019, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. For the year ended December 31, 2021, we recognized a gain from the sale of this business for approximately $145,000. This was related to a final true-up and settlement in the first quarter 2021, for income taxes due to the Company under the sale agreement. The following table presents a reconciliation of the major classes of line items constituting pretax profit (loss) of discontinued operations to the after-tax profit (loss) of discontinued operations that are presented in the Company’s consolidated statements of operations for the years ended December 31, 2021 and 2020:

(in thousands)	Year ended December 31,
	2021	2020
Gain from sale of former insurance business	(145)	–
Net income from discontinued operations	$(145)	$–

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

As of December 31, 2020, other investments also consisted of private placement securities reported at fair value and characterized under Level 3 of the fair value hierarchy as promulgated by the Financial Accounting and Standards Board.

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

FG FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, and deposits with reinsured companies. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of December 31, 2021 the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

Premium Revenue Recognition

The Company participates in a quota-share contracts and estimates the ultimate premiums for the contract period. These estimates are based on information received from the ceding companies, whereby premiums are recorded as written in the same periods in which the underlying insurance contracts are written and are based on cession statements from cedents. These statements are received quarterly and in arrears, and thus for any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period.

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

Funds Held by Cedents

The caption “Funds Deposited with Reinsured Companies” in the Company’s consolidated balance sheets includes amounts held by cedents provided to support our reinsurance contracts. On November 12, 2020, FGRe, our Cayman Islands based reinsurance subsidiary, initially funded a trust account at Lloyd’s with approximately $2.4 million cash, to collateralize its obligations under a quota-share agreement with a Funds at Lloyds syndicate. The initial contract covered our quota-share percentage of all risks written by the syndicate for the 2021 calendar year. On November 30, 2021, we entered into an agreement with the same syndicate, slightly increasing our quota-share percentage of the risks the syndicate writes for the 2022 calendar year. This resulted in FGRe’s posting an additional $1.0 million in cash collateral to the account. We have also posted cash collateral in the approximate amount of $1.0 million, to support our automotive insurance quota-share agreement entered into on April 1, 2021. As of December 31, 2021, the total cash collateral posted to support all of our reinsurance treaties was approximately $4.4 million.

FG FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss and Loss Adjustment Expense Reserves

The Company maintains reserves equal to our estimated ultimate liability for losses and loss adjustment expense for reported and unreported claims from our reinsurance business. Loss and loss adjustment reserve estimates are based primarily on estimates derived from reports the Company has received from ceding companies. The Company then uses a variety of statistical and actuarial techniques to monitor reserve adequacy. When setting reserves, the Company considers many factors including: (1) the types of exposures and projected ultimate premium to be written by our cedants; (2) expected loss ratios by type of business; (3) actuarial methodologies which analyze loss reporting and payment experience, reports from ceding companies and historical trends; and (4) general economic conditions. The Company also engages independent actuarial specialists in order to assist management in establishing appropriate reserves. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined. The final settlement of losses may vary, perhaps materially, from the reserves recorded.

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

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of ASC Topic 718 – Stock Compensation which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model using assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate along with multiple Monte Carlo simulations to determine a derived service period as the options vest based upon meeting certain performance conditions. The fair value of each stock option award is recorded as compensation expense on a straight-line basis over the requisite service period, which is generally the period in which the stock options vest, with a corresponding increase to additional paid-in capital.

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of December 31, 2021.

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

Note 3. Recently Adopted and Issued Accounting Standards

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

Note 4. Investments and Fair Value Disclosures

The following table summarizes the Company’s investments held at fair value as of December 31, 2021 and 2020.

($ in thousands)
As of December 31, 2021	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
FedNat common stock	$14,495	$–	$13,074	$1,421
Total investments	$14,495	$–	$13,074	$1,421

As of December 31, 2020	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
FedNat common stock	$20,751	$–	$12,209	$8,542
Private placements	4,012	–	–	4,012
Total investments	$24,763	$–	$12,209	$12,554

FedNat Common Stock

As of December 31, 2021, the Company held 1,007,871 shares of FedNat Holding Company common stock (Nasdaq: FNHC). Of the total 1,773,102 shares of FedNat common stock which the Company had received as consideration for the Asset Sale, the Company has disposed of 765,231 shares. The first transaction occurred on September 15, 2020, whereby the Company sold 330,231 shares of FedNat common stock to the Hale Parties as further discussed in Note 9 – Related Party Transactions. Additionally, during the fourth quarter 2021, the Company sold an additional 435,000 shares of FedNat common stock on the open market. Pursuant to the Standstill Agreement entered into between the Company and FedNat at the closing of the Asset Sale, the Company is restricted as to the timing and number of FedNat shares it can dispose of. For the years ended December 31, 2021 and 2020, the Company had gross realized losses of $5.5 million and $2.1 million, respectively, associated with the sale of its FedNat shares.

FG FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Private Placements

Private placements listed in the table above consists of the $4.0 million which was invested in FG New America Investors, LLC (the “Sponsor”) as part of a total $8.6 million of risk capital used to launch FG New America Acquisition Corp (“FGNA”), a special purpose acquisition company which consummated its initial public offering on October 2, 2020. On July 20, 2021, FGNA completed its definitive business combination with Opportunity Financial, LLC and began operating as OppFi Inc. (“OppFi”), with OppFi’s common stock trading on the NYSE under the ticker symbol “OPFI”. The Company’s initial investment consisted of both class A and class A-1 interests of the Sponsor. On July 15, 2021, the Sponsor entered into a sponsor forfeiture agreement with FGNA and Opportunity Financial, LLC, under which the Sponsor agreed to forfeit a portion of FGNA Class B common stock as well as a portion of warrants to purchase FGNA Class A common stock which the Sponsor previously held. As a result, the Sponsor interests currently represent beneficial ownership of approximately 0.86 million common shares of OPFI as well as approximately 0.36 million warrants to purchase common shares of OPFI at a price of $11.50 per share. We are restricted from selling our OPFI common shares until the earlier of i) July 20, 2022; or ii) the date upon which the closing price of OPFI stock is greater than or equal to $12.00 per share for any 20 trading days within a 30-trading day window.

Deconsolidation of Subsidiary

The investment into the Sponsor was made by FG Special Situations Fund, LP (the “Fund”), a Delaware limited partnership in which the Company had also invested as both a limited and general partner. At the time of the Company’s initial investment into the Fund, in September 2020, the Company had determined that its investment represented an investment in a variable interest entity (“VIE”) in which the Company was the primary beneficiary and as such, had consolidated the financial results of the Fund through November 30, 2021. At each reporting date, the Company evaluates whether it remains the primary beneficiary and continuously reconsiders that conclusion. On December 1, 2021, the Company no longer had the power to govern the financial and operating policies of the Fund, and accordingly derecognized the related assets, liabilities, and noncontrolling interests of the Fund as of that date. The Company did not receive any consideration in the deconsolidation of the Fund, nor did it record any gain, or loss upon deconsolidation as the Company carried its investment at fair value. The assets and liabilities of the Fund, over which the Company lost control were as follows:

As of December 1, 2021 (in thousands)
Cash and cash equivalents	$100
Investments in private placements	15,734
Investments in public SPACs	22
Other assets	18
Other liabilities	(34)
Net assets deconsolidated	$15,840

While the Company’s investments in the Fund are no longer consolidated, the Company has retained all of the investments held at the Fund, including its beneficial ownership of approximately 0.86 million common shares of OPFI and approximately 0.36 million warrants to purchase common shares of OPFI at $11.50 per share. Accordingly, the Company has not presented its investment in the Fund as a discontinued operation. Effective December 1, 2021, the Company began accounting for its investment in the Fund via the equity method of accounting.

Equity Method Investments

Equity method investments included our investment of $4.0 million in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invested in real estate through a real estate investment trust which was wholly owned by Metrolina. We have recorded equity method earnings from our investment in Metrolina of approximately $326,000 and $186,000 for the years ended December 31, 2021 and 2020, respectively. In the third quarter, 2021, Metrolina indicated that it would be liquidating and returning investor capital. Accordingly, in the fourth quarter 2021, we received approximately $5.0 million in cash back from the Fund, representing our initial investment of $4.0 million plus approximately $1.0 million in distributed earnings. As a result, our investment in Metrolina was fully liquidated as of December 31, 2021.

FG FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity method investments also include our investment in FG SPAC Partners, LP (“FGSP”). On January 4, 2021, FGSP was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGSP and holds an approximate 46% limited partner interest in FGSP directly and through its subsidiaries. FGSP’s initial investment was the purchase, on January 11, 2021, of 1,075,000 founder shares of Aldel Financial, Inc. (“Aldel”), for total consideration of $4,674. On March 25, 2021, FGSP entered into a forfeiture agreement with Aldel whereby FGSP agreed to transfer 575,000 of these founder shares back to Aldel at no cost. Concurrent with Aldel’s initial public offering, on April 12, 2021, FGSP also purchased 650,000 warrants at a price of $0.10 per warrant, each exercisable to purchase one share of Aldel’s Class A common stock at an exercise price of $15.00 per share (the “OTM Warrants”), for a purchase price of $65,000. On December 2, 2021, Aldel completed its business combination Hagerty, an automotive enthusiast brand and began operating as Hagerty, Inc., trading on the NYSE under the ticker “HGTY” on December 3, 2021. Accordingly, as of December 31, 2021, FGSP had beneficial ownership of 500,000 HGTY common shares and 650,000 warrants to purchase HGTY common shares at an exercise price of $15.00 per share. Through our 46% limited partner interest in FGSP, the Company has beneficial ownership of approximately 230,000 HGTY common shares and approximately 300,000 warrants. We have recorded equity method earnings from our investment in FGSP of approximately $3.78 million for the year ended December 31, 2021. The carrying value of our investment in FGSP as of December 31, 2021 was approximately $3.85 million, representing $3.78 million in undistributed earnings.

Certain investments held by our equity method investees are valued using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility and discount for lack of marketability of the underlying investment. Our investees estimate the volatility of these investments based on the historical performance of various broad market indices blended with various peer companies which they consider as having similar characteristics to the underlying investment.

As previously discussed under the heading “Deconsolidation of Subsidiary,” equity method investments also include our investment in the Fund as of December 31, 2021. Until December 1, 2021, we had consolidated the Fund as a variable interest entity, however, effective December 1, 2021, we began accounting for this investment under the equity method of accounting. For the year ended December 31, 2021, we recognized approximately $3.0 in pretax income through our investment in the Fund, which consists of pretax income in the amount of approximately $3.7 million for the period of January 1, 2021, through November 30, 2021 through our consolidation of the Fund, as well as equity method losses of approximately $0.7 million for the month of December 2021. As of December 31, 2021, the carrying value of our investment in the Fund was approximately $9.7 million, representing $3.0 million in undistributed earnings.

Through the Fund, the Company has invested $1.0 million in the risk capital of Aldel Investors, LLC, the sponsor of Hagerty, Inc. This investment represents the beneficial ownership of approximately 286,000 HGTY shares. Altogether, the Company’s investment in Hagerty, Inc, through both FGSP and the Fund, represents beneficial interests of approximately 516,000 HGTY common shares and approximately 300,000 warrants to purchase HGTY common shares at an exercise price of $15.00 per share.

Financial information, for our investments accounted for under the equity method, in the aggregate, is as follows:

	As of December 31,
(in thousands)	2021	2020
Other investments	$25,936	$9,040
Cash	72	63
Other assets	16	219
Total assets	26,024	9,322

Accounts payable	$19	$9
Other liabilities	–	218
Total liabilities	19	227

	For the year ended December 31,
	2021	2020
Net investment income	$15,312	$819
General and administrative expenses	(273)	(404)
Net income	15,039	415

Investments without Readily Determinable Fair Value

In addition to our equity method investments, other investments as listed on our balance sheet also consist of equity we have purchased in a limited partnership and a limited liability company for which there does not exist readily determinable fair values. The Company accounts for these investments at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of the same issuer. Any profit distributions the Company receives on these investments are included in net investment income. The Company’s total investment in these two entities was approximately $483,000 as of December 31, 2021. For the years ended December 31, 2021 and 2020, the Company has received profit distributions of $101,000 and $80,000 on these investments, respectively, which has been included in income. Furthermore, both investments began the process of returning capital back to its investors beginning in 2020. As of December 31, 2021, the Company has received approximately 38% of its initial $776,000 investment back from these investments. There have been no upward or downward price adjustments to these investments for the years ended December 31, 2021 and 2020.

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

FG FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For equity method investments, such as the Company’s investments in FGSP and the Fund, evidence of a loss in value might include a series of operating losses of an investee, the absence of an ability to recover the carrying amount of the investment, or a deterioration in the value of the investee’s underlying assets. If these, or other indicators lead to the conclusion that there is a decrease in the value of the investment that is other than temporary, the Company would recognize that decrease in value even though the decrease may be in excess of what would otherwise be recognized under the equity method of accounting.

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional investment managers and appraisers could be incorrect;

●	the past operating performance and cash flows generated from the investee’s operations may not reflect their future performance; and

●	the estimated fair values for investment for which observable market prices are not available are inherently imprecise.

We have not recorded an impairment on our investments for either of the years ended December 31, 2021 and 2020.

Net investment income (loss) for the years ended December 31, 2021 and 2020 is as follows:

(in thousands)	Year Ended December 31,
	2021	2020
Investment income (loss):
Unrealized holding loss on FedNat common stock	$(865)	$(16,196)
Unrealized holding gain on private placement investments	5,267	–
Realized loss on FedNat common stock	(5,452)	(2,110)
Dividend income from FedNat common stock	–	609
Equity method earnings	3,448	265
Other	147	172
Net investment income (loss)	$2,545	$(17,260)

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

FG FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have valued our investment in FedNat at its last reported sales price as the shares and units are traded on a national exchange. They have been characterized in Level 1 of the fair value hierarchy.

The private placement securities held as of December 31, 2020 have been characterized in Level 3 of the fair value hierarchy. This consisted of the Fund’s investment in the equity interests of the sponsor company of OppFi (formerly FGNA). The estimated fair value of our OppFi sponsor interests consisted of both class A and A-1 interests in the Sponsor, which, represented the beneficial interest of approximately 860,000 common shares of OppFi as well as approximately 360,000 warrants to purchase OppFi common stock at $11.50 per share as of December 31, 2020.

For private operating companies, the transaction price, excluding transaction costs, is typically the best estimate of fair value at acquisition. As of December 31, 2020, the Fund’s investment in the class A and class A-1 interests in the Sponsor were valued at their transaction price, excluding transaction costs, because: 1) the Fund had just recently acquired these securities, in September 2020; 2) there had not been any additional transactions in these securities, or in substantially similar securities, since our original purchase; and 3) no significant events had occurred with respect to the Sponsor or to FGNA that would have warranted an adjustment to fair value.

Financial instruments measured, on a recurring basis, at fair value as of December 31, 2021 and December 31, 2020 in accordance with the guidance promulgated by the FASB are as follows.

(in thousands)
As of December 31, 2021	Level 1	Level 2	Level 3	Total
FedNat common stock	$1,421	$–	$–	$1,421
	$1,421	$–	$–	$1,421

As of December 31, 2020
FedNat common stock	$8,542	$–	$–	$8,542
Private placements	–	–	4,012	4,012
	$8,542	$–	$4,012	$12,554

The following table presents the changes in assets classified in Level 3 of the fair value hierarchy for the years ended December 31, 2021 and 2020.

(in thousands)	2021	2020
Balance, January 1	$4,012	$–
Purchases	1,667	4,012
Unrealized holding gains	4,976	–
Transfers out (deconsolidation of subsidiary)	(10,655)	–
Balance, December 31	$–	$4,012

Note 5. Loss and Loss Adjustment Expense Reserves

A significant degree of judgment is required to determine amounts recorded in the consolidated financial statements for the provision for loss and loss adjustment expense (“LAE”) reserves. The process for establishing this provision reflects the uncertainties and significant judgmental factors inherent in predicting future results of both known and unknown loss events. The process of establishing the provision for loss and LAE reserves relies on the judgment and opinions of many individuals, including the opinions of the Company’s management, as well as the management of ceding companies and their actuaries.

FG FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the terms of certain of our quota-share agreements, and due to the nature of claims and premium reporting, a lag exists between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. The reports we receive from our cedents have pre-determined due dates. In the case of the Company’s FAL contract, fourth quarter 2021 premium and loss information will not be made available to the Company until subsequent to the filing of this annual report. Thus, our fourth quarter results, including the loss and loss adjustment expense reserves presented herein, have been based upon a combination of first, second, and third quarter actual results as well as full-year forecasts reported to us by the ceding companies for which we used to approximate fourth quarter results. The Company obtains regular updates of premium and loss related information for the current and historical periods, which are utilized to update the initial expected loss ratios on our reinsurance contracts.

While the Company believes its estimate of loss and loss adjustment expense reserves are adequate as of December 31, 2021, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information is provided.

The information about incurred and paid claims development for the year ended December 31, 2021, is as follows and includes activity related to both our FAL contract, as well as our automotive insurance quota-share agreement, which became effective April 1, 2021. The tables also include IBNR reserves plus expected development on reported claims. The Cumulative Number of Reported Claims has not been reported as it is impracticable to provide this information. The ceding companies to which we provide reinsurance only report summary information to us via a bordereau statement. This summary information does not include the number of reported claims underlying the paid and reported losses. Therefore, it is not possible to provide this information. There was no activity with respect to incurred and paid claims development for the year ended December 31, 2020.

($ in thousands)
	Cumulative Incurred Losses and LAE, Net of Reinsurance For the Years Ended December 31,	As of December 31, 2021
Accident Year	2021 (unaudited)	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
2021	$4,338	$1,292	N/A

Cumulative Paid Losses and LAE, Net of Reinsurance For the year ended December 31, 2021
Accident Year	(unaudited)
2021	$2,205

FG FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the net incurred and paid loss development tables to the liability for loss and loss adjustment expenses on the balance sheet is as follows. There was no activity with respect to net incurred and paid loss development as of December 31, 2020.

(in thousands)	As of December 31, 2021
Net Outstanding Liabilities
Liability for unpaid loss and LAE - net of reinsurance	$2,133

Reinsurance Recoverable on Loss and LAE Reserves
Total reinsurance recoverable on unpaid loss and LAE	–
Total gross liability for unpaid claims and LAE	$2,133

A summary of changes in outstanding loss and loss adjustment expense reserves for the year ended December 31, 2021 is as follows. There was no activity with respect to loss and loss adjustment expense reserves for the year ended December 31, 2020.

(in thousands)	Year ended December 31, 2021

Balance, January 1, gross of reinsurance	$–
Less reinsurance recoverable on loss and LAE expense reserves	–
Balance, January 1, net of reinsurance	–
Incurred related to:
Current year	4,338
Prior years	–
Paid related to:
Current year	(2,205)
Prior years	–
Balance, December 31, net of reinsurance	2,133
Plus reinsurance recoverable related to loss and LAE expense reserves	–
Balance, December 31, gross of reinsurance	$2,133

The following supplementary information provides average historical claims duration as of December 31, 2021.

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (unaudited)
Age of loss (in years)	1	2	3	4	5	6
All Lines	50.8%	-%	-%	-%	-%	-%

Note 6. Income Taxes

A summary of income tax expense (benefit) is as follows:

($ in thousands)	Year Ended December 31,
	2021	2020
Current income tax benefit – from continuing operations	$–	$(559)
Current income tax benefit – from discontinued operations	–	–
Total current income tax benefit	–	(559)

Deferred income tax benefit – from continuing operations	–	(106)
Deferred income tax benefit – from discontinued operations	–	–
Total deferred income tax benefit	–	(106)

Total income tax benefit – from continuing operations	–	(665)
Total income tax benefit – from discontinued operations	$(145)	–
Total income tax benefit	$(145)	$(665)

FG FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Actual income tax expense (benefit) differs from the income tax expense computed by applying the applicable effective federal and state tax rates to income before income tax expense as follows:

($ in thousands)	Year Ended December 31,
	2021		2020
	Amount	%	Amount	%

Provision for taxes at U.S. statutory marginal income tax rate of 21%	$(1,540)	21.0%	$(4,856)	21.0%
Valuation allowance for deferred tax assets deemed unrealizable	1,782	(24.3)%	3,934	(17.0)%
Rate differential due to CARES Act	–	–%	(214)	0.9%
Non-deductible expenses associated with the Share Repurchase Transaction	–	–%	516	2.2%
Net operating loss carryback	–	–%	–	–%
State income tax (net of federal benefit)	(114)	1.6%	–	–%
Non-controlling interest	(279)	3.8%	–	–%
Other	6	(0.1)%	(45)	0.2%
Income tax benefit	$(145)	2.0%	$(665)	2.9%

As a result of the passage of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company recorded a credit of $214,000 against its income tax expense for the year ended December 31, 2020, due to a provision in the CARES Act which allows for the five-year carryback of net operating losses. Prior to the passage of the CARES Act, these net operating losses were only available to offset future taxable income generated by the Company. There was no credit for the “CARES Act” for December 31, 2021.

As a result of the Share Repurchase Transaction, discussed in further detail in Note 9 – “Related Party Transactions”, the Company has permanent non-deductible expenses of approximately $2.5 million, which are comprised of the cost of purchasing the Company’s own stock as well as the legal fees associated with the transaction. These are shown at the tax effected rate of 21%, or $516,000 in the preceding table for the year ended December 31, 2020.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes as compared to the amounts used for income tax purposes. For the year ended December 31, 2021, the Company recorded an unrealized loss of approximately $13.1 million on its investment of FedNat common stock, resulting in a deferred tax asset of approximately $2.7 million. The Company’s gross deferred tax assets and liabilities are $6.2 million and $0.5 million as of December 31, 2021. The Company has recorded a valuation allowance against its deferred tax assets of $5.7 million, as of December 31, 2021, due to the uncertain nature surrounding our ability to realize these tax benefits in the future. Significant components of the Company’s net deferred tax assets are as follows:

($ in thousands)	As of December 31,
	2021	2020
Deferred income tax assets:
Net operating loss carryforward	$3,010	$1,143
Loss and loss adjustment expense reserves	25	–
Unearned premium reserves	152	–
Capital loss carryforward	1,114	–
Share-based compensation	253	216
Investments	1,692	2,570
Other	3	5
Deferred income tax assets	$6,249	$3,934
Less: Valuation allowance	(5,715)	(3,934)
Deferred income tax assets net of valuation allowance	$534	$–

Deferred income tax liabilities:
Investments	$369	$–
Deferred policy acquisition costs	165	–
Deferred income tax liabilities	$534	$–

Net deferred income tax asset (liability)	$–	$–

As of December 31, 2021, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $14.3 million, which will be available to offset future taxable income. Approximately $0.5 million expire on December 31, 2039, $0.1 million expire on December 31, 2040, and $1.6 million of the Company’s NOLs will expire on December 31, 2041. The remaining $12.1 million of the Company’s NOLs do not expire under current tax law. Additionally, the Company has approximately $5.3 million of capital loss carryforward that can only be used to offset capital gains and which will expire in December 2026 if not used prior.

As of December 31, 2021, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

The Company files federal income tax returns as well as multiple state and local tax returns. The Company’s consolidated federal and state income tax returns for the years 2017 through 2020 are open for review by the Internal Revenue Service (“IRS”) and the various state taxing authorities.

FG FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Equity Incentive Plans

On December 15, 2021, our shareholders approved the FG Financial Group, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to attract and retain directors, consultants, officers and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2021 Plan is administered by the Compensation and Management Resources Committee of the Board and has a term of ten years. The 2021 Plan awards may be in the form of stock options (which may be incentive stock options or nonqualified stock options), stock appreciation rights (or “SARs”), restricted shares, restricted share units, and other share-based awards, and provides for a maximum of 1,500,000 shares available for issuance.

As of December 31, 2021, the Company had 164,655 RSUs outstanding and 130,000 non-qualified stock options outstanding under its equity incentive plans.

RSUs Outstanding

The following table summarizes RSU activity for the years ended December 31, 2021 and 2020.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2020	140,002	$5.93
Granted	60,998	4.59
Vested	(52,514)	5.75
Forfeited	–	–
Non-vested units, December 31, 2020	148,486	$5.44
Granted	83,329	3.45
Vested	(67,160)	5.64
Forfeited	–	–
Non-vested units, December 31, 2021	164,655	$4.35

On August 12, 2020, the Board issued 60,998 RSUs to the Company’s then serving non-employee directors, representing a value of $40,000 per director, pursuant to the Company’s compensation program in effect for all non-employee directors. The RSUs vest in five equal annual installments, beginning with the first anniversary of the grant date. On July 27, 2021, the Compensation and Management Resource Committee of the Board approved an increase to the amount of RSUs granted annually to non-employee directors to $50,000 from $40,000 and authorized the issuance of the 2021 award of RSUs upon the availability of sufficient stock under the Company’s equity incentive plan. Accordingly, on December 17, 2021, we issued a total of 83,329 RSUs to our non-employee directors. Similar to the August 2020 award, the RSUs vest in five equal annual installments, beginning with the first anniversary of the grant date, other than those RSUs granted to Mr. Wong. As Mr. Wong made himself available to serve on the Board but was not elected to do so at the Company’s 2021 annual meeting of shareholders, the Board accelerated the vesting of Mr. Wong’s RSUs such that all of Mr. Wong’s outstanding RSUs vested on January 1, 2022. This included 14,492 RSUs granted to Mr. Wong on December 17, 2021, as well as an additional 15,224 RSUs previously granted to Mr. Wong for his service on our Board.

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

Stock Options Outstanding

On January 12, 2021, in connection with Larry G. Swets, Jr.’s appointment as Chief Executive Officer, the Company entered into a Stock Option Agreement (the “Stock Option”) with Mr. Swets. The Stock Option entitles Mr. Swets to purchase up to 130,000 shares of the Company’s common stock at an exercise price of $3.38 per share. The Stock Option becomes vested and fully exercisable in 20% increments on each anniversary of the grant date, provided that Mr. Swets remains in the continuous service of the Company through each applicable vesting date and that the Company’s book value per share shall have increased by 15% or more as compared to the Company’s book value per share as of the fiscal year end prior. The Stock Option expires on January 11, 2031.

FG FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Stock Option contains performance and service conditions that affect vesting. Pursuant to ASC Topic 718- Stock Compensation, these conditions have not been reflected in estimating the fair value of the award upon its grant date; however, the Company employed a Monte-Carlo model to estimate the likelihood of satisfaction of the required performance and service conditions. This resulted in a derived service period of approximately 3.3 years under the grant.

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

The following table summarizes activity for stock options issued for the year ended December 31, 2021. There was no activity for the year ended December 31, 2020.

Common Stock Options	Shares	Weighted Ave Exercise Price	Weighted Ave Remaining Contractual Term (yrs)	Weighted Ave Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2021	–	$–	–	$–	$–
Exercisable, January 1, 2021	–	$–	–	$–	$–
Granted	130,000	3.38	10.00	1.88	–
Exercised	–	–	–	–	–
Cancelled	–	–	–	–	–
Outstanding, December 31, 2021	130,000	$3.38	9.04	$1.88	$49,400
Exercisable, December 31, 2021	–	$–	–	$–	$–

On January 18, 2021, Company entered into an Equity Award Letter Agreement (the “Letter Agreement”) with Mr. Swets, pursuant to which the Company clarified its intention to grant an additional 370,000 stock options, restricted shares or restricted stock units pursuant to a future award (the “Future Award”), subject to the approval of an amended and/or new equity plan, among other conditions. Specifically, under the Letter Agreement, no such Future Award may be granted until there is a determination by the Compensation Committee of the specific vesting and other terms of the award, and an amended and/or new equity plan, in a form to be prepared and reviewed by the Board of Directors of the Company (the “Board”), has been approved by the Board and Company stockholders that authorizes a sufficient number of shares of common stock to make such Future Award.

Total stock-based compensation expense for the years ended December 31, 2021 and 2020 was approximately $559,000 and $311,000, respectively. As of December 31, 2021, total unrecognized stock compensation expense of $375,000 remains, which will be recognized through December 31, 2026. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense.

Warrants

No warrants were granted or exercised during the two years ended December 31, 2021. As of December 31, 2021, the Company had 1,500,000 warrants outstanding with an exercise price of $15.00, which expired on February 24, 2022.

Note 8. Shareholders’ Equity

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

FG FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

8.00% Cumulative Preferred Stock, Series A

On May 21, 2021, we completed the underwritten public offering of an additional 194,580 shares of our preferred stock designated as, 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”), for net proceeds of approximately $4.2 million, after deducting underwriting commissions and offering expenses. This included the exercise in full by the underwriters of their over-allotment option to purchase up to an additional 25,380 shares, bringing the total number of Series A Preferred Stock shares outstanding to 894,580 as of December 31, 2021.

Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, when, as and if declared by our Board of Directors or a duly authorized committee thereof. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. Our Board of Directors declared the first quarter 2022 dividend on the shares of Series A Preferred Stock on February 10, 2022. The Series A Preferred Stock shares trade on the Nasdaq Stock Market under the symbol “FGFPP”.

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

On November 29, 2021, the Company completed a rights offering to holders of its common stock. Pursuant to the terms of the rights offering, the Company distributed, to each holder of its common stock, one non-transferable subscription right to purchase 0.15 share of common stock, at a price of $4.00 per whole share, for each share held as of 5:00 p.m. Eastern Time on October 25, 2021, the record date for the rights offering.

A maximum of 757,720 shares of common stock were issuable pursuant to the rights, of which 691,735 were subscribed for, for total net proceeds of approximately $2.7 million, after deducting underwriting commissions and other offering expenses. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes.

Retirement of Treasury Stock

On August 19, 2021, the Board approved the retirement of all 1,281,511 common stock treasury shares owned by the Company. Accordingly, these shares have been classified as authorized, but unissued shares on the Company’s balance sheet as of December 31, 2021.

Note 9. Related Party Transactions

Related party transactions are carried out in the normal course of operations and are measured in part by the amount of consideration paid or received, as established and agreed by the parties. Management believes that consideration paid for such services in each case approximates fair value. Except where disclosed elsewhere in these consolidated financial statements, the following is a summary of related party transactions.

FG FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in Metrolina

The Company had previously invested $4.0 million as a limited partner in Metrolina, which invested in real estate through a real estate investment trust wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, is managed, in part, by Mr. Cerminara, the Chairman of the Board of Directors of the Company. Metrolina’s investment program was managed by FGI Funds Management LLC, an affiliate of FG, which, with its affiliates, is the largest stockholder of the Company. In the third quarter, 2021, Metrolina indicated that it would be liquidating and returning capital to its investors. Accordingly, in the fourth quarter 2021, we received approximately $5.0 million in cash from Metrolina, representing our initial investment of $4.0 million plus approximately $1.0 million in distributed earnings. As a result, our investment in Metrolina was fully liquidated as of December 31, 2021.

Joint Venture Agreement

On March 31, 2020, the Company entered into the Limited Liability Company Agreement of Fundamental Global Asset Management, LLC (“FGAM”), a newly-formed joint venture owned 50% by each of the Company and FG. The purpose of FGAM is to sponsor, capitalize and provide strategic advice to investment managers in connection with the launch and/or growth of their asset management business and the investment products they sponsor (each, a “Sponsored Fund”).

FGAM is governed by a Board of Managers consisting of four managers, two of which have been appointed by each Member. The Company has appointed two of its independent directors to the Board of Managers of FGAM. Certain major actions, including any decision to sponsor a new investment manager, require the prior consent of both Members.

FG Special Situations Fund

As of December 31, 2021, the Company had invested $6.65 million as a limited partner in FG Special Situations Fund, LP (the “Fund”), a Delaware limited partnership formed on September 2, 2020. The general partner of the Fund, and the investment advisor of the Fund are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Portions of the Company’s investment into the Fund was used to sponsor the launch of special purpose acquisition companies, including FGNA and Aldel.

Mr. Cerminara, and Mr. Swets, our Chief Executive Officer, are managers of the sponsor companies FG New America Investors, LLC and Aldel Financial, LLC. Mr. Swets, was the Chief Executive Officer and a director of FGNA and Hassan R. Baqar, our Chief Financial Officer of FGNA until FGNA’s business combination with OppFi. Mr. Swets served as Senior Advisor to Aldel; Mr. Baqar served as Director and Chief Financial Officer of Aldel; and Mr. Cerminara served as a director of Aldel; until Aldel’s business combination with Hagerty.

FG SPAC Partners

On January 4, 2021, FGSP was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGSP and holds an approximate 46% limited partner interest in FGSP. Certain of our directors and officers also hold limited partner interests in FGSP. Mr. Swets holds a limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. Mr. Baqar also holds a limited partner interest through Sequoia Financial LLC, an advisory firm for which Mr. Baqar is managing member. Mr. Cerminara also holds a limited partner interest through Fundamental Global, LLC, a holding company for which Mr. Cerminara is the manager and one of the members.

FGSP has invested in the founder shares and warrants of Aldel. Mr. Swets served as Senior Advisor to Aldel, Mr. Baqar served as Director and Chief Financial Officer of Aldel, and Mr. Cerminara serves as a director of Aldel; until Aldel’s business combination with Hagerty.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement, FGSC, a wholly-owned subsidiary of the Company, has agreed to provide investment advisory services to FedNat, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay FGSC an annual fee of $100,000. The Investment Advisory Agreement expires on December 2, 2024.

Shared Services Agreement

On March 31, 2020, the Company entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fundamental Global Management, LLC (“FGM”), an affiliate of FG, pursuant to which FGM provides the Company with certain services related to the day-to-day management of the Company, including assisting with regulatory compliance, evaluating the Company’s financial and operational performance, providing a management team to supplement the executive officers of the Company, and such other services consistent with those customarily performed by executive officers and employees of a public company. In exchange for the these services, the Company pays FGM a fee of $456,000 per quarter (the “Shared Services Fee”), plus reimbursement of expenses incurred by FGM in connection with the performance of the Services, subject to certain limitations approved by the Company’s Board of Directors or Compensation Committee from time to time.

FG FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2021 and 2020, the Company paid approximately $1.8 and $1.4 million, respectively, to FGM under the Shared Services Agreement.

Share Repurchase Transaction

On September 15, 2020, the Company entered into a Share Repurchase and Cooperation Agreement (the “Share Repurchase Agreement”) with Hale Partnership Capital Management, LLC and certain of its affiliates (collectively, the “Hale Parties”), which, prior to the transaction, owned more than 18% of our outstanding common stock (the “Share Repurchase Transaction”).

Pursuant to the Share Repurchase Agreement, the Company agreed to purchase (exclusive of any fees or expenses) all of the 1,130,152 shares of the Company’s common stock, owned, of record or beneficially, by the Hale Parties, in exchange for an aggregate $2,752,617 in cash and 330,231 shares of common stock of FedNat Holding Company previously owned by the Company (the “FedNat Shares”). As acknowledged by the Hale Parties in the Share Repurchase Agreement, that certain Standstill Agreement, dated December 2, 2019, by and between FedNat Holding Company and the Company, imposes certain restrictions in respect of the FedNat Shares transferred by the Company to the Hale Parties. FedNat Holding Company is not party to, or a third-party beneficiary of, the Share Repurchase Agreement.

The Share Repurchase Agreement contains certain customary standstill provisions that, for a period of five years, commencing September 15, 2020 (the “Standstill Period”), prohibit, among other things, the Hale Parties from (i) making certain announcements regarding the Company’s transactions, (ii) soliciting proxies, (iii) acquiring ownership of any securities of the Company, (iv) advising, encouraging or influencing any vote or disposition of any securities of the Company, (v) selling securities of the Company resulting in any third party owning more than 4.9% of the outstanding shares of the Company’s common stock (subject to certain exceptions set forth in the Share Repurchase Agreement), (vi) taking actions to change or influence the Board of Directors of the Company, Company management or the direction of certain Company matters, and (vii) exercising certain stockholder rights. The Company and the Hale Parties further agreed that they will not disparage each other and that they will not initiate any lawsuit, claim or proceeding with respect to any claims against the Company or any of the Hale Parties, as applicable, based on facts known as of the Effective Date, in each case applicable during the Standstill Period, and to a mutual release of claims.

Each of the Company and the Hale Parties has the right to terminate the Share Purchase Agreement prior to the end of the Standstill Period if (i) any of the Hale Parties, in the case of the Company, or (ii) the Company, in the case of the Hale Parties, commits a material breach of the Share Purchase Agreement, and such breach is not cured within 15 days after notice is given to the breaching party.

As the total consideration paid in the Share Repurchase transaction exceeded the fair value of the treasury shares repurchased by the Company, the Company recorded a charge of approximately $0.2 million to general and administrative expense for the year ended December 31, 2020, representing the estimated fair value of the rights conveyed to the Company pursuant to the standstill provisions in the repurchase agreement. The fair value of the 1,130,152 shares of Company common stock, or approximately $5.2 million, was recorded to treasury stock.

Note 10. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the calculations used in determining basic and diluted earnings per share for the years ended December 31, 2021 and 2020.

FG FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands)	Year Ended December 31,
	2021	2020
Basic and diluted:
Net loss from continuing operations	$(7,333)	$(22,457)
Income attributable to noncontrolling interest	(1,326)	–
Dividends declared on Series A Preferred Shares	(1,692)	(1,400)
Loss attributable to FG Financial Group, Inc. common shareholders from continuing operations	(10,351)	(23,857)
Weighted average common shares	5,212,772	5,746,259
Loss per common share from continuing operations	$(1.99)	$(4.15)

Gain from sale of former insurance business	$(145)	$–
Weighted average common shares outstanding	5,212,772	–
Income per common share from discontinued operations	$0.03	$–

Loss per share attributable to common shareholders	$(1.96)	$(4.15)

The following potentially dilutive securities outstanding as of December 31, 2021 and 2020 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of December 31,
	2021	2020
Warrants to purchase common stock	1,500,000	1,500,000
Options to purchase common stock	130,000	–
Restricted stock units	164,655	152,731
	1,794,655	1,652,731

Note 11. Retirement plans

The FG Financial Group, Inc. 401(k) Plan (the “Retirement Plan”) was established effective January 1, 2015, as a defined contribution plan. The Retirement Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”); eligible employees of the Company and its subsidiaries may participate in the plan. Employees who have completed one month of service are eligible to participate and are permitted to make annual pre and post-tax salary reduction contributions not to exceed the limits imposed by the Internal Revenue Code of 1986, as amended. Contributions are invested at the direction of the employee participant in various money market and mutual funds. The Company matches 100% of each participant’s initial contributions up to 3% of a participant’s eligible earnings and 50% of each participant’s contributions up to an additional 2% of a participant’s eligible earnings. The Company may also elect to make a profit-sharing contribution to the Retirement Plan based upon discretionary amounts and percentages authorized by the Company’s Board of Directors. For the years ended December 31, 2021 and 2020, the Company made matching contributions to the Retirement Plan in the amounts of approximately $42,000 and $18,000, respectively, but did not make any profit-sharing contributions to the Retirement Plan in either year.

Note 12. Commitments and Contingencies

Legal Proceedings:

As of December 31, 2021, the Company was not a party to any legal proceedings and was not aware of any material claims or actions pending or threatened against us. From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves.

Operating Lease Commitments:

In July 2021, the Company entered into a lease agreement for office space in St. Petersburg, FL. The lease has a term of 12 months. Total minimum rent over the 12-month term is expected to be approximately $17,000. Due to the short-term nature of the lease, the Company has recognized lease expense on a straight line basis over the term of the lease, with any variable lease payments recognized in the period in which the obligation for the payment occurred. Rent expense was approximately $19,000 and $32,000 for the years ended December 31, 2021 and 2020, respectively.

FG FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impact of Coronavirus (COVID-19) Pandemic

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

Note 13. Segment Reporting

The Company has two operating segments; insurance and asset management. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax. Our insurance segment consists of the operations of our Cayman Islands-based reinsurance subsidiary, FGRe, which, as of December 31, 2021, included our two quota-share reinsurance agreements, as well as the returns associated with the investments made by our reinsurance operations, which include the Company’s FedNat common stock investment, as well as a portion of our investment in Hagerty. Our asset management segment includes our investment in the Fund, as well as our investments in Metrolina and our investment advisory agreement with FedNat.

The following table presents the financial information for each segment that is specifically identifiable or based on allocations using internal methodology as of and for the years ended December 31, 2021 and 2020. The ‘other’ category in the table below consists largely of corporate general and administrative expenses which have not been allocated to a specific segment. Segment assets for the “other” category primarily consist of unrestricted cash in the amounts of $14.2 million and $10.1 million for the years ended December 31, 2021 and 2020, respectively.

(in thousands) For the year ended December 31, 2021	Insurance	Asset Management	Other	Total
Net premiums earned	$4,864	$–	$–	$4,864
Net investment (loss) income	(2,535)	5,080	–	2,545
Other income	–	186	–	186
Total revenue	2,329	5,266	–	7,595
Income (loss) before income tax	(4,173)	4,665	(7,825)	(7,333)

As of December 31, 2021
Segment assets	$14,657	$11,413	$14,759	$40,829

For the year ended December 31, 2020
Net investment (loss) income	$(17,692)	$432	$–	$(17,260)
Other income	–	100	4	104
Total revenue	(17,692)	532	4	(17,156)
Income (loss) before income tax	(17,812)	532	(5,842)	(23,122)

As of December 31, 2020
Segment assets	$11,898	$10,421	$12,386	$34,705

FG FINANCIAL GROUP, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include a report of our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting. SEC’s rules permit smaller reporting companies like ours to provide only management’s report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FG FINANCIAL GROUP, INC.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to sections of the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders or Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (“Form 10-K/A”), which we expect to file with the Securities and Exchange Commission no later than April 29, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to sections of the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders or Form 10-K/A, which we expect to file with the Securities and Exchange Commission no later than April 29, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to sections of the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders or Form 10-K/A, which we expect to file with the Securities and Exchange Commission no later than April 29, 2022.

Equity Compensation Plans

The following table provides information as of December 31, 2021 with respect to the Company’s 2021 Equity Incentive Plan, under which the Company’s common stock is authorized for issuance, and the Company’s 2018 Equity Incentive Plan and the Company’s Amended and Restated 2014 Equity Incentive Plan, under which the Company has awards outstanding.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	294,655	$–	1,416,671
Equity compensation plans not approved by security holders	–	–	–
Total	294,655	$–	1,416,671

(1)	Includes 3,999 common shares to be issued upon vesting of restricted stock units issued under our Amended and Restated 2014 Equity Incentive Plan; includes 77,327 common shares to be issued upon vesting of restricted stock units and 130,000 common shares to be issued upon vesting of stock options issued under our 2018 Equity Incentive Plan; and includes 83,329 common shares to be issued upon vesting of restricted stock units issued under our 2021 Equity Incentive Plan.
(2)	Represents shares available for future issuance under the 2021 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to sections of the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders or Form 10-K/A, which we expect to file with the Securities and Exchange Commission no later than April 29, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to sections of the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders or Form 10-K/A, which we expect to file with the Securities and Exchange Commission no later than April 29, 2022.

FG FINANCIAL GROUP, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report

(a)	Financial Statements – The following consolidated financial statements of the Company and the reports of independent audit thereon are filed with this report:

i.	Independent Auditor’s Report
ii.	Consolidated Balance Sheets as of December 31, 2021 and 2020
iii.	Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020
iv.	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2021 and 2020
v.	Consolidated Statements of Cash Flows for the Years ended December 31, 2021 and 2020
vi.	Notes to the Consolidated Financial Statements for the Years ended December 31, 2021 and 2020

(b)	Financial Statement Schedules – Not applicable.
(c)	Exhibits - the exhibits listed below are filed or incorporated by reference as part of this report.

			Incorporated by Reference to:
Exhibit No.		Description	Document	Exh. No.
3.1		Fourth Amended and Restated Certificate of Incorporation, as corrected and amended	[2]	3.1
3.2		Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation	[3]	3.1
3.3		Fourth Amended and Restated By-Laws	[1]	3.2
4.1		Form of Common Stock certificate	[4]	4.1
4.2		Common Stock Purchase Warrant	[5]	4.2
4.3		Form of Global Certificate of Cumulative Preferred Stock, Series A	[6]	4.4
4.4		Description of securities	[7]	4.4
10.1	†	Amended and Restated 2014 Equity Incentive Plan	[8]	App. A
10.2	†	2018 Equity Incentive Plan	[9]	10.1
10.3	†	2021 Equity Incentive Plan	[3]	10.1
10.4	†	Form of Director and Officer Indemnification Agreement	[4]	10.6
10.5	†	Equity Award Letter Agreement between registrant and Larry Swets	[10]	10.1
10.6	†	Stock Option Agreement between registrant and Larry Swets	[11]	10.5
10.7	†	Form of Restricted Stock Unit Agreement for executive officers under 2014 Equity Incentive Plan	[13]	10.2
10.8	†	Form of Executive Restricted Stock Unit Agreement under the Share-Matching Program under 2014 Equity Incentive Plan	[15]	10.1
10.9	†	Form of Non-Employee Director Restricted Stock Unit Agreement under the Share-Matching Program under 2014 Equity Incentive Plan	[15]	10.2
10.10	†	Form of Stock Option Agreement under 2018 Equity Incentive Plan	[9]	10.2
10.11	†	Form of Restricted Share Agreement under 2018 Equity Incentive Plan	[12]	10.3
10.12	†	Form of Restricted Share Unit Agreement under 2018 Equity Incentive Plan	[12]	10.4
10.13	†	Form of Non-Employee Director Restricted Share Unit Agreement under 2018 Equity Incentive Plan	[14]	10.3
10.14	†	Form of Executive Stock Grant Agreement under 2018 Equity Incentive Plan	[16]	10.1
10.15	*†	Form of Executive Restricted Share Unit Agreement for Share-Matching Grants under 2018 Equity Incentive Plan	[16]	10.2
10.16	*†	Form of Non-Employee Director Restricted Share Unit Agreement under 2021 Equity Incentive Plan
10.17		Registration Rights Agreement, dated December 2, 2019, between FedNat Holding Company and registrant	[17]	10.1
10.18		Standstill Agreement, dated December 2, 2019, between FedNat Holding Company and registrant	[19]	10.2
10.19		Reinsurance Capacity Right of First Refusal Agreement, dated December 2, 2019, by and between FedNat Holding Company and registrant	[17]	10.3

FG FINANCIAL GROUP, INC.

10.20	†	Investment Advisory Agreement, dated December 2, 2019, between FedNat Holding Company and registrant	[17]	10.4
10.21	†	Employment Agreement, dated December 2, 2019, between Brian D. Bottjer and registrant	[21]	10.3
10.22	†	Employment Agreement, dated November 10, 2020, between Larry G. Swets, Jr. and registrant	[18]	10.1
10.23		Shared Services Agreement, dated March 31, 2020, between Fundamental Global Management, LLC and registrant	[19]	10.1
10.24		Amended and Restated Limited Liability Agreement of Fundamental Global Asset Management, LLC dated August 6, 2021	[22]	10.1
10.25	†	Second Amended and Restated Management Services Agreement, dated August 11, 2021, between Sequoia Financial LLC and registrant	[22]	10.2
10.26		Underwriting Agreement, dated October 25, 2021, by and between FG Financial Group, Inc. and ThinkEquity LLC	[23]	1.1
10.27		Underwriting Agreement, dated May 18, 2021, by and between FG Financial Group, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc.	[24]	1.1
21.1	*	Registrant’s subsidiaries
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney (included on signature page).
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement

[1] Registrant’s Current Report on Form 8-K filed December 17, 2020

[2] Registrant’s Current Report on Form 8-K filed May 21, 2021

[3] Registrant’s Current Report on Form 8-K filed December 17, 2021

[4] Registrant’s Registration Statement on Form S-1/A1 (Reg. no. 333-193314), filed January 30, 2014

[5] Registrant’s Current Report on Form 8-K filed February 27, 2015

[6] Registrant’s Registration Statement on Form S-1/A1 (Reg. no. 333-222470), filed February 5, 2018

[7] Registrant’s Annual Report on Form 10-K for year ended December 31, 2019, filed March 30, 2020

[8] Registrant’s Definitive Proxy Statement on Schedule 14A filed April 30, 2015

[9] Registrant’s Current Report on Form 8-K filed June 1, 2018

[10] Registrant’s Current Report on Form 8-K filed January 19, 2021

[11] Registrant’s Annual Report on Form 10-K for year ended December 31, 2020, filed March 18, 2021

[12] Registrant’s Current Report on Form 8-K filed June 1, 2018

[13] Registrant’s Current Report on Form 8-K filed June 2, 2015

[14] Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2018, filed November 13, 2018

[15] Registrant’s Current Report on Form 8-K filed December 19, 2017

[16] Registrant’s Current on Report on Form 8-K filed August 28, 2018

[17] Registrant’s Current Report on Form 8-K filed December 2, 2019

[18] Registrant’s Current Report on Form 8-K filed November 16, 2020

[19] Registrant’s Current Report on Form 8-K filed April 6, 2020

[20] Registrant’s Definitive Proxy Statement on Schedule 14A filed April 30, 2015

[21] Registrant’s Current Report on Form 8-K filed December 2, 2019

[22] Registrant’s Quarterly Report on Form 10-Q for quarter ended June 30, 2021, filed August 16, 2021

[23] Registrant’s Current Report on Form 8-K filed October 26, 2021

[24] Registrant’s Current Report on Form 8-K filed May 19, 2021

ITEM 16. FORM 10-K SUMMARY

None.

FG FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FG FINANCIAL GROUP, INC.

Date:	March 30, 2022	By:	/s/ Larry G. Swets, Jr.
		Name:	Larry G. Swets, Jr.
		Title:	Principal Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Brian D. Bottjer, the true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry G. Swets, Jr.	President, Chief Executive Officer and Director
Larry G. Swets, Jr.	(Principal Executive Officer)	March 30, 2022

/s/ Brian D. Bottjer	Senior Vice President, Secretary, and Chief Accounting Officer
Brian D. Bottjer	(Principal Financial Officer)	March 30, 2022

/s/ Hassan R. Baqar	Executive Vice President and Chief Financial Officer	March 30, 2022
Hassan R. Baqar

/s/ D. Kyle Cerminara
D. Kyle Cerminara	Director, Chairman of the Board	March 30, 2022

/s/ Rita Hayes
Rita Hayes	Director	March 30, 2022

/s/ E. Gray Payne
E. Gray Payne	Director	March 30, 2022

/s/ Scott D. Wollney
Scott D. Wollney	Director	March 30, 2022

/s/ Richard Govignon
Richard Govignon	Director	March 30, 2022

