Form 10-K/A
period 2021-12-31
FG Financial Group, Inc.
filed 2022-04-29
CIK 1591890

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

Commission file number 001-36366

FG Financial Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1119100
(State of incorporation)	(I.R.S Employer Identification No.)

360 Central Avenue, Suite 800, Saint Petersburg, FL	33701
(Address of principal executive offices)	(Zip Code)

(727)-304-5666
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	FGF	The Nasdaq Stock Market LLC
8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share	FGFPP	The Nasdaq Stock Market LLC

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

As of March 28, 2022, the total number of shares outstanding of the Registrant’s common stock was 6,528,001.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm Id	Auditor Name:	Auditor Location:
243	BDO USA, LLP	Grand Rapids, MI

Explanatory Note

On March 30, 2022, FG Financial Group, Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-K for the year ended December 31, 2021 (the “Report” or “Form 10-K”). This Amendment No. 1 on Form 10-K (this “Amendment”) is being filed for the purpose of providing information required by Items 10 through 14 of Part III of the Form 10-K.

Except for the Part III information described above and the filing of related certifications added to the list of Exhibits in Part IV, no other changes have been made to the Form 10-K. This Amendment does not amend, update, or change the financial statements or any other items or disclosures contained in the Report and does not otherwise reflect events occurring after the original filing date of the Report. Accordingly, this Amendment should be read in conjunction with the Form 10-K and with the Company’s filings with the SEC subsequent to the filing of the Report.

As used in this Amendment, the terms the “Company,” “we,” “our” or “us” refer to FG Financial Group, Inc.

FG FINANCIAL GROUP, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is information about each of the Company’s directors and executive officers, including ages as of March 31, 2022.

Name	Age	Position
Directors:
D. Kyle Cerminara	44	Chairman of the Board of Directors
Larry G. Swets, Jr.	47	Chief Executive Officer and Director
Richard E. Govignon, Jr.	45	Director
Rita Hayes	79	Director
E. Gray Payne	74	Director
Scott D. Wollney	53	Director

Executive Officers:
Hassan R. Baqar	44	Executive Vice President and Chief Financial Officer
Brian D. Bottjer	47	Senior Vice President, Secretary, and Chief Accounting Officer

The Board currently consists of six directors, each serving for a term of one year and until his or her successor has been duly elected and qualified or until his or her earlier death, retirement, resignation, or removal.

D. Kyle Cerminara was appointed to our Board of Directors on December 27, 2016; he became Chairman of our Board of Directors on May 11, 2018; and he served as our Principal Executive Officer from March 2020 to June 2020. Mr. Cerminara has over 20 years’ experience as an institutional investor, asset manager, director, chief executive, and founder and operator of multiple financial services and technology businesses. Mr. Cerminara co-founded Fundamental Global in 2012, which is the Company’s largest stockholder, and serves as its Chief Executive Officer.

Mr. Cerminara is a member of the board of directors of a number of companies focused in the reinsurance, investment management, technology and communication sectors, including BK Technologies Corporation (NYSE American: BKTI), a provider of two-way radio communications equipment, since July 2015; Ballantyne Strong Inc. (NYSE American: BTN), since February 2015; and Firefly Systems Inc., a venture-backed digital advertising company, since August 2020. Mr. Cerminara is President since February 2021 and will serve as a director of FG New America Acquisition II Corp., a special purpose acquisition company currently in the process of completing its initial public offering and which is focused on searching for a target business in the financial services and insurance industries, and he is also the chairperson of the board of directors of FG Acquisition Corp., a Canadian special purpose acquisition company focused on searching for a target company in the financial services sector. In addition, Mr. Cerminara has served as a Senior Advisor to FG Merger Corp. (NASDAQ: FGMC), a special purpose acquisition company, since February 2022.

From April 2021 to December 2021, Mr. Cerminara served as a director of Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company co-sponsored by Fundamental Global, which merged with Hagerty (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market. From July 2020 to July 2021, Mr. Cerminara served as Director and President of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company, which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. Mr. Cerminara has served as the Chairman of Ballantyne Strong, Inc. since May 2015 and previously served as its Chief Executive Officer from November 2015 through April 2020. Mr. Cerminara was the Chairman of BK Technologies Corporation from March 2017 until April 2020. He served on the board of directors of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry, from June 2016 to October 2021 and was appointed Chairman from June 2018 to June 2021; Limbach Holdings, Inc. (NASDAQ: LMB), a company which provides building infrastructure services, from March 2019 to March 2020; Iteris, Inc. (NASDAQ: ITI), a publicly-traded, applied informatics company, from August 2016 to November 2017; Magnetek, Inc., a publicly-traded manufacturer, in 2015; and blueharbor bank, a community bank, from October 2013 to January 2020. He served as a Trustee and President of StrongVest ETF Trust, which was an open-end management investment company, from July 2016 to March 2021. Previously, Mr. Cerminara served as the Co-Chief Investment Officer of CWA Asset Management Group, LLC, a position he held from January 2013 to December 2020.

Prior to these roles, Mr. Cerminara was a Portfolio Manager at Sigma Capital Management, an independent financial adviser, from 2011 to 2012, a Director and Sector Head of the Financials Industry at Highside Capital Management from 2009 to 2011, and a Portfolio Manager and Director at CR Intrinsic Investors from 2007 to 2009. Before joining CR Intrinsic Investors, Mr. Cerminara was a Vice President, Associate Portfolio Manager and Analyst at T. Rowe Price (NASDAQ: TROW) from 2001 to 2007, where he was named amongst Institutional Investor’s Best of the Buy Side Analysts in November 2006, and an Analyst at Legg Mason from 2000 to 2001.

Mr. Cerminara received an MBA degree from the Darden Graduate School of Business at the University of Virginia and a B.S. in Finance and Accounting from the Smith School of Business at the University of Maryland, where he was a member of Omicron Delta Kappa, an NCAA Academic All American and Co-Captain of the men’s varsity tennis team. He also completed a China Executive Residency at the Cheung Kong Graduate School of Business in Beijing, China. Mr. Cerminara holds the Chartered Financial Analyst (CFA) designation.

We believe Mr. Cerminara is qualified to serve on our Board as he contributes his perspective as one of the Company’s largest stockholders. He also offers to the Board valuable insights obtained through his management and operational experience and extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies.

Larry G. Swets, Jr. has served as a member of our Board of Directors since November 2013 and served as our Chairman from March 2017 to May 2018. Mr. Swets has served as our Chief Executive Officer since November 2020 after serving as our interim Chief Executive Officer from June 2020 to November 2020, through a consulting agreement with Itasca Financial LLC.

Mr. Swets has over 25 years of experience within financial services encompassing both non-executive and executive roles. Mr. Swets founded Itasca Financial LLC, an advisory and investment firm, in 2005 and has served as its managing member since inception. Mr. Swets is founder and President of Itasca Golf Managers, Inc., a management services and advisory firm focused on the real estate and hospitality industries since August 2018. Mr. Swets has also served as Chief Executive Officer of FG New America Acquisition II Corp., a special purpose acquisition company in the process of going public and focused on merging with a company in the InsureTech, FinTech, broader financial services and insurance sectors since February 2021.

Mr. Swets is a member of the board of directors of GreenFirst Forest Products Inc. (TSXV: GFP), a public company focused on investments in the forest products industry since June 2016, Harbor Custom Development, Inc. (Nasdaq: HCDI) since February 2020, Ballantyne Strong, Inc. (NYSE American: BTN) since October 2021, Alexian Brothers Foundation since March 2018, and Unbounded Media Corporation since June 2019. Mr. Swets also serves as Chief Executive Officer and a member of the board of directors of FG Acquisition Corp (TSX:FGAA.V) since October 2021, and chairman of the board of directors of FG Merger Corp (Nasdaq: FGMCU) since February 2022, two special purpose acquisition companies seeking to complete acquisitions.

Previously, Mr. Swets served as a director and Chief Executive Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit, from July 2020 to July 2021. Mr. Swets served as Senior Advisor to Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company which merged with Hagerty, Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market, from April 2021 to December 2021. Mr. Swets also served as Chief Executive Officer of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.) from June 2016 to June 2021, Chief Executive Officer of Kingsway Financial Services Inc. (NYSE: KFS) from July 2010 to September 2018, including as its President from July 2010 to March 2017. He served as Chief Executive Officer and director of 1347 Capital Corp., a special purpose acquisition company which merged with Limbach Holdings, Inc. (Nasdaq: LMB), from April 2014 to July 2016. Mr. Swets also previously served as a member of the board of directors of Limbach Holdings, Inc. (Nasdaq: LMB) from July 2016 to August 2021, Kingsway Financial Services Inc. (NYSE: KFS) from September 2013 to December 2018, Atlas Financial Holdings, Inc. (Nasdaq: AFH) from December 2010 to January 2018, FMG Acquisition Corp. (Nasdaq: FMGQ) from May 2007 to September 2008, United Insurance Holdings Corp. from 2008 to March 2012; and Risk Enterprise Management Ltd. from November 2007 to May 2012. Mr. Swets served as director of Insurance Income Strategies Ltd. from October 2017 to December 2021.

Prior to founding Itasca Financial LLC, Mr. Swets served as an insurance company executive and advisor, including the role of director of investments and fixed income portfolio manager for Lumbermens Mutual Casualty Company, formerly known as Kemper Insurance Companies. Mr. Swets began his career in insurance as an intern in the Kemper Scholar program in 1994. Mr. Swets earned a Master’s Degree in Finance from DePaul University in 1999 and a Bachelor’s Degree from Valparaiso University in 1997. He is a member of the Young Presidents’ Organization and holds the Chartered Financial Analyst (CFA) designation.

Dr. Richard E. Govignon, Jr. was elected to our Board of Directors on December 15, 2021. Dr. Govignon has been a Partner of Dnerus Financial, a family asset management company, since June 2021. Dr. Govignon has experience as a corporate director/trustee in both the U.S. and Canada and has been an investor in numerous businesses and partnerships across a wide range of industries. Dr. Govignon is a member of the board of directors of GreenFirst Forest Products, Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry, since January 2019. Dr. Govignon is also a member of the board of directors of B-Scada, Inc. (OTC: SCDA), a company that is in the business of developing software and hardware products. Previously, Dr. Govignon served as a Trustee of the StrongVest ETF Trust from 2017 to 2019. Dr. Govignon has worked in the healthcare and pharmaceutical industry in various management and pharmacy positions for over 20 years, most recently with CVS Health Corporation since 2019 (and from 2013-2017), and previously with ACME Markets Inc (2017-2019) and Rite Aid Corporation (2000-2013). Dr. Govignon received a Doctor of Pharmacy from the University of the Sciences in Philadelphia and a Bachelor of Science in Pharmacy from the University of the Sciences in Philadelphia. We believe Dr. Govignon’s managerial experience and his experience in investing and financial analysis make him qualified to serve on our Board of Directors.

Rita Hayes was appointed to our Board of Directors on January 11, 2019. Ms. Hayes has been Chair of Hayes International Advisors, LLC since 2013, where she counsels industry and institutional leaders on a range of economic, political and regulatory matters. She served as an expert for the International Chamber of Commerce’s World Business Summit in 2008. Ms. Hayes served as Deputy U.S. Trade Representative and Ambassador to the World Trade Organization (WTO), a post to which she was nominated by President Bill Clinton and unanimously confirmed by the U.S. Senate, from November 1997 through August 2001, during which time she served as Acting U.S. Trade Representative from January through March 2001. From 2001 through December 2006, she held the position of Deputy Director General of the World Intellectual Property Organization (WIPO) to which she was approved by the 184 Member States. At the conclusion of her appointment at WIPO, she served as Senior Advisor in Hogan & Hartson LLP’s Geneva, Switzerland office. Confirmed by the U.S. Senate in 1996, Ms. Hayes served from 1996 to 1997 as U.S. Chief Textile Negotiator in the Office of the U.S. Trade Representative (USTR) in Washington, D.C. From 1983 to 1992, Ms. Hayes served as Chief of Staff for two members of the U.S. Congress. Ms. Hayes received a Bachelor of Arts from the University of Georgia, an honorary degree as Doctor of Humane Letters from the College of Charleston and an honorary degree as Doctorate of Outstanding Public Service from the University of South Carolina. We believe Ms. Hayes’ extensive record of public and private service uniquely qualifies her to serve on our Board of Directors.

E. Gray Payne was elected to our Board of Directors on May 31, 2018. General Payne served as Senior Vice President of The Columbia Group (“TCG”) from September 2010 to September 2017, where he was responsible for managing the Marine Corps Programs Division (since September 2010) and the Navy Programs Division (since October 2013). TCG is a federal consulting firm working with the Department of Defense, the Department of Homeland Security, the National Oceanic and Atmospheric Administration, and private clients. TCG consults in the areas of logistics, acquisitions, program management, information technology, training, marine architecture and engineering, and command and control systems. Since December 2011, General Payne has also provided consulting services to and served on the Advisory Council of Marstel-Day, LLC, located in Fredericksburg, Virginia, which consults in the areas of conservation, environmental compliance, and encroachment. Prior to September 2010, General Payne was on active duty with the Marine Corps for 10 years, retiring as a Major General. His three commands as a General Officer included the Marine Corps Mobilization Command, the Marine Corps Logistics Command, and the 4th Marine Logistics Group. Prior to March 2001, he worked with a number of companies in various capacities, including as a management consultant, Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer. General Payne currently serves on the Board of Directors of BK Technologies Corporation (NYSE American: BKTI), a provider of communications equipment, since January 2017. He is a prior chairman of the Board of the Marine Corps Association and Foundation and currently serves as a Director on the Boards of VetCV (since December 2017) and the National Wildlife Refuge Association (since June 2018). He received a B.S. in Economics from North Carolina State University and a M.S. in Strategic Studies from U.S. Army War College. A member of the National Association of Corporate Directors, he has also earned the Professional Director designation from the American College of Corporate Directors. We believe General Payne’s 40 years of service in the Marine Corps, as well as over 25 years of experience in the private sector in the areas of financial management, operational improvement and strategic planning, qualify him to serve on our Board of Directors.

Scott D. Wollney was appointed to our Board of Directors on March 30, 2015. Since December 2010, Mr. Wollney has served as the President, Chief Executive Officer and Director of Atlas Financial Holdings, Inc. (“Atlas”) (OTC: AFHIF), a specialty commercial automobile insurance business, which became subject to a liquidation order in the State of Illinois in August 2020, as previously disclosed by Atlas. From July 2009 until December 2010, Mr. Wollney was President and Chief Executive Officer of Kingsway America Inc. (KAI), a property and casualty holding company and subsidiary of Kingsway Financial Services Inc. From May 2008 to March 2009, he was the President and Chief Executive Officer of Lincoln General Insurance Company (a subsidiary of KAI), a property and casualty insurance company. Mr. Wollney co-founded Avalon Risk Management, Inc., an insurance broker, in 1998, and served as its President, from 2002 to 2008. Mr. Wollney has more than 26 years of experience in property and casualty insurance. During his tenure in the industry, Mr. Wollney has held executive positions at both insurance companies, as well as brokerage operations. Mr. Wollney is a MBA graduate of Northwestern University’s Kellogg School of Management with a concentration in finance and management strategy and holds a Bachelor of Arts degree from the University of Illinois. We believe Mr. Wollney’s qualifications to serve on our Board of Directors include his direct operating experience with respect to numerous disciplines which are critical to the insurance business.

Hassan R. Baqar has served as our Chief Financial Officer since August 2021 and Executive Vice President since December 2021, through Sequoia Financial LLC (“Sequoia”), an advisory firm for which Mr. Baqar is managing member.

Mr. Baqar has over 20 years of experience within financial services and other industries focused on corporate development, mergers & acquisitions, capital raising, investments and real estate transactions. Mr. Baqar has served as the founder and managing member of Sequoia Financial LLC, a financial services and advisory firm, since January 2019. Mr. Baqar has also served as Chief Financial Officer of FG New America Acquisition II Corp., a special purpose acquisition company in the process of going public and focused on merging with a company in the insure-tech, fin-tech, broader financial services and insurance sectors since February 2021, as a director of FG Merger Corp., a special purpose acquisition company focused on merging with a company in the financial services sector since December 2021, as chief financial officer, secretary and director of FG Acquisition Corp, a Canadian special purpose acquisition company focused on searching for a target company in the financial services sector since October 2021, as Chief Financial Officer of Insurance Income Strategies Ltd., a former Bermuda-based reinsurance company from October 2017 to December 2021; as a director of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry, from August 2019 to December 2021 and as Chief Financial Officer of GreenFirst Forest Products Inc. from June 2016 to December 2020; as a director of Fundamental Global Reinsurance Ltd., a Cayman Islands reinsurance company since June 2020, and as a director and Chief Financial Officer of Unbounded Media Corporation since June 2019.

Mr. Baqar served as Chief Financial Officer of Aldel Financial Inc. (NYSE: ADF), from January 2021 to December 2021, a special purpose acquisition company, which merged with Hagerty, Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market. From July 2020 to July 2021, Mr. Baqar served as Chief Financial Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company, which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. Previously, he served as Vice President of Kingsway Financial Services Inc. (NYSE: KFS) (“Kingsway”) from January 2014 to January 2019 and as a Vice President of Kingsway’s subsidiary Kingsway America Inc., from January 2010 to January 2019. Mr. Baqar also served as Chief Financial Officer and director of 1347 Capital Corp. from April 2014 to July 2016, a special purpose acquisition company, which merged with Limbach Holdings, Inc. (Nasdaq: LMB). Mr. Baqar served as a member of the board of directors of FG Financial Group, Inc. (Nasdaq: FGF), from October 2012 to May 2015. He also served as the Chief Financial Officer of United Insurance Holdings Corp. (NYSE: UIHC), a publicly held property and casualty insurance holding company, from August 2011 to April 2012.

His previous experience also includes director of finance at Itasca Financial, LLC from 2008 to 2009 and positions held at Lumbermens Mutual Casualty Company (a Kemper Insurance company), a diversified mutual property casualty insurance provider, from June 2000 to April 2008, where he most recently served as a senior analyst. Mr. Baqar earned a master’s degree in business Administration from Northeastern Illinois University in 2009 and a bachelor’s degree in accounting and business administration from Monmouth College in 2000. He also holds a Certified Public Accountant designation.

Brian D. Bottjer, CPA, has served as our Chief Accounting Officer and Secretary since August 2021. He has served as our Senior Vice President, since December 2019, and as our Controller, from September 2014 to August 2021. He has also served as a member of the Board of Directors and Controller of our former subsidiary, Maison Insurance Company, from June 2015 to December 2019. Prior to joining our company, Mr. Bottjer served as Principal Financial Officer and Controller of Biovest International, Inc., a biotechnology company focused on developing a cure for various types of cancer of the immune system. Mr. Bottjer has also served in various financial and regulatory reporting roles for a number of other publicly traded companies in the insurance, financial services, and retail industries. Mr. Bottjer is a certified public accountant licensed in the state of Florida and obtained his bachelors of science degree from the State University of New York at Buffalo.

Board Diversity

Board Diversity Matrix as of March 31, 2022
Total Number of Directors	6

	Female	Male	Non- Binary	Did not Disclose Gender
Directors	1	5	–	–
Demographic Information:	–	–	–	–
African American or Black	–	–	–	–
Alaskan or Native American	–	–	–	–
Asian	–	–	–	–
Hispanic or Latinx	–	–	–	–
Native Hawaiian or Pacific Islander	–	–	–	–
White	1	5	–	–
Two or More Races or Ethnicities	–	–	–	–
LGBTQ+	–
Persons with Disabilities	1

We recognize the value of diversity at the Board level and believe that our Board currently comprises an appropriate mix of background, diversity and expertise. In particular, we currently have a female director, and our directors, overall, have significant experience in a variety of industries and sectors, including, among others, the insurance industry, the financial industry, military operations and political and diplomatic operations. Although we have no formal separate written policy, our Nominating and Corporate Governance Committee is required under its charter to recommend nominees that ensure sufficient diversity of backgrounds on our Board. We believe that the diversity of our directors enriches our Board by encouraging fresh perspectives and bringing new and valuable insights to the Board.

Board Meetings

During the year ended December 31, 2021, the Board of Directors held nine meetings. In 2021, no director attended fewer than 75% of the total number of (i) meetings held by the Board of Directors during the period for which he or she was a director and (ii) meetings held by all committees of the Board of Directors on which he or she served (during the period that the director served). Independent members of our Board of Directors also meet in executive session without management present.

“Controlled Company” Status

As discussed under “Security Ownership of Certain Beneficial Owners and Management,” FG and affiliated entities beneficially own approximately 54.1% of our common stock as of April 19, 2022. As a result, we are a “controlled company,” or a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company, under The Nasdaq Stock Market (“Nasdaq”) rules. “Controlled companies” may elect not to comply with certain Nasdaq corporate governance requirements, including regarding independence of their directors and board committees. Currently, we have not elected to take advantage of these exemptions and are subject to the same governance standards as companies that are not “controlled companies.”

Board Leadership Structure

Mr. Cerminara serves as Chairman of the Board of Directors, and Mr. Swets is the Company’s principal executive officer.

The Chairman of the Board typically presides at all meetings of the Board. The Chairman’s role also includes providing feedback on the direction and performance of the Company, setting the agenda of meetings of the Board of Directors and leading the Board of Directors in anticipating and responding to changes in our business.

Our Board of Directors has not established a policy on whether the same person should serve as both the principal executive officer of the Company and the Chairman of the Board or, if the roles are separate, whether the Chairman should be selected from the non-employee directors or should be an employee. Our Board believes that it should have the flexibility to periodically determine the leadership structure that it believes is best for the Company. Given the specific characteristics and circumstances of the Company, the Board believes that its current leadership structure will enhance and facilitate the implementation of the Company’s business strategy, including effective monitoring and objective evaluation of the Chief Executive Officer’s performance. Mr. Cerminara has been closely involved in developing the Company’s business strategy following the sale of our three insurance subsidiaries to FedNat Holding Company (“FedNat”) and has extensive management experience, including having served as Chairman of the Board since May 2018. The Board believes that these qualities uniquely qualify Mr. Cerminara to lead and facilitate informed Board discussions about the Company’s policies and operations and enable him to communicate effectively with the Board on strategic developments and other critical matters facing the Company, while also providing oversight of the Chief Executive Officer. As Chief Executive Officer, Mr. Swets is also responsible for developing the Company’s business strategy and managing its day-to-day leadership and performance.

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

Risk Oversight

Our Board is actively involved in oversight of risks that could affect the Company. This oversight is conducted primarily through the three standing committees of the Board, as disclosed in the descriptions of each of the committees herein, and in the charters of each of the committees, but the full Board has retained responsibility for overall supervision of risk management efforts as they relate to the key business risks we face. Management identifies, assesses and manages the risks most critical to our operations and routinely advises our Board regarding those matters. Areas of material risk may include operational, financial, legal and regulatory, human capital, information technology and security, and strategic and reputational risks. In addition, in connection with the COVID-19 coronavirus outbreak, the Board and management have focused on our efforts to mitigate associated financial and human capital management risk exposures. Our Board satisfies its oversight responsibility through full reports by each committee chair regarding the applicable committee’s considerations and actions, as well as through regular reports directly from members of management responsible for oversight of particular risks within the Company. The Audit Committee considers and discusses financial risk exposures. The Compensation and Management Resources Committee assesses and monitors whether any of the Company’s compensation policies and programs have the potential to encourage excessive risk-taking. The Nominating and Corporate Governance Committee monitors the effectiveness of the Company’s corporate governance policies and the selection of prospective board members and their qualifications. In addition, General Payne, as the chair of the Nominating and Corporate Governance Committee, takes an active role in corporate governance matters. The Board believes that the leadership structure described above facilitates the Board’s oversight of risks because it allows the Board, working through its committees, to participate actively in the oversight of management actions. The Board believes that its role in risk oversight does not affect the Board’s leadership structure.

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

Policy Concerning Director Attendance at Annual Stockholders’ Meetings

There is no formal policy as to Director attendance at annual stockholders’ meetings. Ms. Hayes, as well as Messrs. Cerminara, Payne, Swets, Wollney, and Govignon, attended the 2021 Annual Stockholders’ Meeting held on December 15, 2021.

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

Board Committees and Committee Member Independence

Our Board of Directors has established an Audit Committee, a Compensation and Management Resources Committee, and a Nominating and Corporate Governance Committee. The composition of each committee is outlined in the table and footnote below. Our Board of Directors utilizes the Nasdaq rules and independence standards in determining whether its members are independent.

	Audit Committee	Compensation and Management Resources Committee	Nominating and Corporate Governance Committee
Scott D. Wollney	C	X	X
E. Gray Payne	X	C	C
Rita Hayes			X
Richard E. Govignon, Jr.	X

C	–	Indicates committee chair.

The following is a summary of the respective responsibilities of the Audit Committee, the Compensation and Management Resources Committee, and the Nominating and Corporate Governance Committee. The Board of Directors has approved and adopted a written charter for each of the committees listed, copies of which are posted on the Company’s website at www.fgfinancial.com, under the heading “Governance Documents.” The Board of Directors may also establish from time to time any other committees that it deems necessary or desirable. Members serve on these committees until their resignation or until otherwise determined by the Board of Directors.

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

Audit committee members must meet the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the independence requirements of the Nasdaq listing standards and all other applicable rules and regulations. Each member of the Audit Committee is independent and satisfies the applicable requirements for Audit Committee membership under Rule 10A-3 under the Exchange Act and the Nasdaq rules. The Board of Directors has determined that Mr. Wollney is the “audit committee financial expert,” as that term is defined in SEC regulations. The Audit Committee held five meetings during the year ended December 31, 2021.

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

The Compensation Committee receives input and recommendations from the Company’s executive officers (except with respect to such executive officer’s own compensation) but is not bound by such recommendations. These recommendations are generally based on each executive officer’s individual performance as well as his knowledge of each executive officer’s job responsibilities, seniority, expected contributions and his understanding of the competitive market for such executives. In connection with the hiring of Mr. Swets as our CEO, the Compensation Committee engaged a compensation consultant in 2020, to provide advice and comparable pay structures for chief executive officers at publicly held companies with similar characteristics to the Company. Each Compensation Committee member is independent and satisfies the applicable requirements for Compensation Committee membership under the Nasdaq rules and is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act. The Compensation Committee held six meetings during the year ended December 31, 2021.

Nominating and Corporate Governance Committee. The purpose of the Nominating and Corporate Governance Committee (the “Nominating Committee”) is to:

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

Each Nominating Committee member is independent under the Nasdaq rules. The Nominating Committee held one meeting during the year ended December 31, 2021.

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

Stockholder Communications with the Board

Stockholders may communicate with the full Board or individual directors by submitting such communications in writing to FG Financial Group, Inc., Attn: Corporate Secretary, 360 Central Ave., Suite 800, St. Petersburg, FL 33701. The Company’s management will forward such correspondence, as appropriate. Complaints or concerns relating to our financial reporting, accounting, internal accounting controls or auditing will be referred to the Chairman of our Audit Committee.

Delinquent Section 16(a) Reports

Under Section 16(a) of the Exchange Act, our executive officers, directors, and persons who own greater than 10% of our common stock (the “Section 16 Reporting Persons”) of the Company must file a Form 4 reporting the acquisition or disposition of the Company’s equity securities with the SEC no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an executive officer, director, or greater-than-10% stockholder. Based solely on our review of the copies of such reports and representations that no other reports were required, we believe that all but two Section 16 filing requirements applicable to our Section 16 Reporting Persons were timely complied with during 2021. The two late filings were comprised of a Form 3 and a Form 4 filed on December 17, 2021, on behalf of our then newly appointed board member, Richard E. Govignon, Jr. The late filings resulted from the Company’s inability to obtain EDGAR codes for Mr. Govignon within the specified reporting deadline.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our named executive officers for the fiscal year ended December 31, 2021 include Larry G. Swets, Jr., our President and Chief Executive Officer; Hassan R. Baqar, our Executive Vice President and Chief Financial Officer and Brian D. Bottjer, our Senior Vice President, Chief Accounting Officer, and Secretary.

With respect to executive compensation, the primary goal of the Compensation Committee is to retain and motivate highly skilled executives by aligning their pay with the Company’s performance and stockholder returns. Our compensation consists primarily of five components: (i) base salary, (ii) a discretionary cash bonus, (iii) equity-based incentive awards, (iv) retirement benefits in the form of Company paid matching and profit sharing contributions to the Company’s 401(k) retirement plan, and (v) premiums paid by the Company on the behalf of our employees for health, dental, life and other ancillary insurance coverage.

Summary Compensation Table

The following table summarizes the compensation for our named executive officers for the years shown.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	All Other Compensation ($)	Total ($)
Larry G. Swets, Jr.(1)	2021	550,000	165,000	106,248	821,248
President & Chief Executive Officer	2020	77,917	–	221,933	299,850
Hassan R Baqar(3)	2021	–	–	289,359	289,359
Executive Vice President and Chief Financial Officer	2020	–	–	194,167	194,167
Brian D. Bottjer(4)	2021	221,212	30,000	32,780	283,992
Senior Vice President, Chief Accounting Officer and Secretary	2020	200,000	–	34,587	234,857
John S. Hill(5)	2021	172,260	–	342,385	514,645
Former Executive Vice President, & Chief Financial Officer	2020	250,000	–	35,126	285,126

(1)	From June 17, 2020, through November 10, 2020, Mr. Swets served as the Company’s Interim Chief Executive Officer, through a consulting agreement between the Company and Itasca Financial LLC, an advisory and investment firm for which Mr. Swets has served as managing member since inception. In consideration for his interim Chief Executive Officer services, the Company agreed to pay Itasca Financial LLC $46,000 per month. A total of $111,333 was paid to Itasca Financial LLC under the agreement, which has been included in other compensation in the table above. Effective November 10, 2020, Mr. Swets became the Company’s permanent CEO under an employment agreement between the Company and Mr. Swets. Under this agreement, Mr. Swets is entitled to an annual base salary of $550,000. Upon his appointment as CEO, the Company agreed to pay Itasca Financial, LLC $110,000 to terminate the existing consulting agreement with Itasca Financial LLC. The $110,000 termination fee has been included in other compensation in the table above. Salary, in the amount of $77,917 represents the pro-rata portion of Mr. Swets’ annual base salary of $550,000, for the period November 10, 2020, through December 31, 2020. All other compensation for 2021 represents amounts paid by the Company for 401(k) matching contributions, as well as premiums for medical, dental, life and other ancillary insurance benefits provided to Mr. Swets. Other compensation also includes the cost of one private business membership which provides networking opportunities with fellow chief executives both locally and globally. Mr. Swets did not receive any other compensation in the form of 401(k) match, insurance or private business memberships for 2020.

(2)	Cash bonuses for 2021 represent performance bonuses approved by the Compensation Committee on December 17, 2021 and paid to Messrs. Swets and Bottjer on January 15, 2022.

(3)	Mr. Baqar has served as a consultant to the Company since February 2019, through Sequoia Financial LLC (“Sequoia”), an advisory firm for which Mr. Baqar is managing member, at a rate of $10,833 per month, which also included a bonus of $75,000 related to the successful completion of the licensing process for the Company’s insurance subsidiary. Effective August 11, 2021, the Company entered into the Second Amended and Restated Management Services Agreement (the “MSA”) between the Company and Sequoia. The MSA provides that Mr. Baqar will act as the Company’s Chief Financial Officer and will perform services and duties as required by the Company’s Board of Directors and Chief Executive Officer, to whom he shall report. In consideration for the services, the Company has agreed to pay Sequoia $40,000 per month during the term of the MSA, included in the table as other compensation.

(4)	All other compensation for Mr. Bottjer represents amounts paid by the Company for 401(k) match, as well as premiums paid for medical, dental, life and other ancillary insurance benefits provided to Mr. Bottjer.

(5)	All other compensation for 2020 represents amounts paid by the Company for 401(k) match, medical, dental, life and other ancillary insurance benefits provided to Mr. Hill, and one private business membership to encourage entertainment of business colleagues and customers, interactions with others within professional, business, and local communities and holding business meetings at a convenient offsite location. For 2021, all other compensation is as follows: 401(k) match, medical, dental, life, and other ancillary insurance benefits, $40,669; private business membership, $1,716; and severance of $300,000. Pursuant to a separation agreement and general release entered into between the Company and Mr. Hill, the Company agreed to pay severance to Mr. Hill in the amount of $300,000, of which $99,000 was paid bi-monthly from August 6, 2021, through December 31, 2021, with the remainder, or $201,000 paid, in lump-sum on January 15, 2022.

Executive Officer Appointments and Employment Agreements

Effective December 2, 2019, the Board promoted Mr. Bottjer to Senior Vice President and Controller of the Company. The employment agreement provided for an annual base salary of $250,000 to Mr. Bottjer, effective upon his appointment to Chief Accounting Officer on July 29, 2021. Pursuant to his employee agreement, Mr. Bottjer became eligible to receive an annual bonus, payable in cash and/or through awards based on the equity in the Company, and subject to the achievement of the performance criteria, as determined by the Compensation Committee. Mr. Bottjer is also eligible to participate in the Company’s benefit programs available generally to executive employees of the Company.

In the event Mr. Bottjer is terminated by the Company without cause, the Company will pay him an amount equal to 12 months of his base salary in effect at the time of the termination or the original base salary set forth in the Employment Agreement, whichever is greater, over 12 months, in accordance with the Company’s normal payroll practices. If Mr. Bottjer is terminated for cause or voluntarily resigns, he will not be entitled to any severance under the Employment Agreement. For purposes of his Employment Agreement, “cause” exists if Mr. Bottjer (i) acts dishonestly or engages in willful misconduct, (ii) breaches his fiduciary duties, (iii) intentionally fails to perform duties assigned to him, (iv) is convicted or enters a plea of guilty or nolo contendere with respect to any felony crime involving dishonesty or moral turpitude or (v) breaches his obligations under the Employment Agreement. The Employment Agreement contains customary non-competition and non-solicitation covenants.

Effective August 6, 2021, Mr. Hill retired from all positions with the Company. Pursuant to a separation agreement and general release entered into between the Company and Mr. Hill, the Company agreed to pay severance to Mr. Hill in the amount of $300,000, of which $99,000 was paid bi-monthly from August 6, 2021 through December 31, 2021, with the remainder, or $201,000 paid, in lump-sum on January 15, 2022. The Company also agreed to cover the cost of health insurance coverage for Mr. Hill through December 31, 2021. Also, on August 6, 2021, the Compensation Committee of the Board approved the immediate vesting of 17,400 RSUs previously granted to Mr. Hill. Furthermore, on August 13, 2021, the Company paid to Mr. Hill approximately $16,000, representing the balance of his unused vacation time.

On June 18, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”) with Itasca Financial LLC (“Itasca Financial”), an advisory and investment firm founded by Mr. Swets in 2005, pursuant to which Mr. Swets would provide the services described on behalf of Itasca Financial. The Consulting Agreement provided that Mr. Swets act as the Company’s Interim Chief Executive Officer. In consideration for the services, the Company paid Itasca Financial $111,333 during the term of the Consulting Agreement. The Consulting Agreement was terminated on November 10, 2020, with Mr. Swets’ appointment as CEO.

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

In the event that the Company terminates Mr. Swets without cause, subject to Mr. Swets’ execution of a general release of waiver and claims in favor of the Company and such general release becoming fully irrevocable, Mr. Swets will be entitled to severance consisting of two years of annual base salary continuation and benefits continuation to the extent permitted by, and in accordance with, the Company’s applicable health and welfare plans. In the event that the parties mutually agree to terminate Mr. Swets’ employment regardless of the reason, subject to Mr. Swets’ execution of a general release and such general release’s becoming fully irrevocable, Mr. Swets will be entitled to severance consisting of one year of annual base salary continuation and benefits continuation to the extent permitted by, and in accordance with, the Company’s applicable health and welfare plans. The Swets Agreement also provides that Mr. Swets is subject to post-termination confidentiality covenants.

On January 18, 2021, Company entered into an Equity Award Letter Agreement (the “Letter Agreement”) with Mr. Swets, pursuant to which the Company clarified its intention to grant an additional 370,000 stock options, restricted shares or restricted stock units pursuant to a future award (the “Future Award”), subject to the approval of an amended and/or new equity plan, among other conditions. Specifically, under the Letter Agreement, no such Future Award may be granted until there is a determination by the Compensation Committee of the specific vesting and other terms of the award, and an amended and/or new equity plan, in a form to be prepared and reviewed by the Board, has been approved by the Board and stockholders of the Company that authorizes a sufficient number of shares of common stock to make such Future Award.

Mr. Swets will remain a director of the Company if he is continued to be elected by its stockholders and will forgo the compensation of board fees while serving as CEO.

Mr. Baqar had served as a consultant to the Company since February 2019 through Sequoia, an advisory firm for which Mr. Baqar is managing member, at a rate of $10,833 per month. Effective August 6, 2021, Mr. Baqar, was appointed our Chief Financial Officer pursuant to the MSA agreement. In consideration for these services, the Company has agreed to pay Sequoia $40,000 per month during the term of the MSA. The initial term of the MSA is twelve months unless terminated earlier as described below. Unless either party to the MSA provides the other with ninety days written notice, the MSA will renew for a subsequent twelve-month period. If the MSA is terminated by Mr. Baqar for “Good Reason,” payment for the remainder of the full term will be provided in lump sum to Mr. Baqar at the time of termination. The Company may terminate the MSA for “Cause,” at any time upon fifteen days’ prior written notice. Upon termination by the Company for Cause, payment will stop immediately upon the effective date of termination. If the Agreement is terminated by either party without Cause or Good Reason prior to the end of the term, payment for the remainder of the term will be provided to Mr. Baqar subject to a maximum of three months.

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

Cash Bonuses

On January 15, 2022, the Company paid bonuses in the amount of $165,000 to Mr. Swets and $30,000 to Mr. Bottjer based upon performance in 2021. The bonuses were approved by the Compensation Committee on December 17, 2021.

Retirement Benefits

The Company matches the contributions of each of its employees to the Company’s 401(k) Plan. Matching contributions equal 100% of the first 3% of pay and 50% of the next 2% of pay to the extent such contributions are not in excess of the Internal Revenue Code limits on contributions to Section 401(k) plans. Under the 401(k) Plan, the Company may make additional matching contributions or other profit-sharing contributions at its discretion. There were no discretionary contributions in 2020 or 2021.

2021 Equity Incentive Plan

On December 15, 2021, our stockholders approved the FG Financial Group, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan replaced the 2018 Equity Incentive Plan (the “2018 Plan”). No new awards will be granted under the 2018 Plan.

The purpose of the 2021 Plan is to attract and retain directors, consultants, officers and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2021 Plan is administered by the Compensation Committee and has a term of ten years. All non-employee directors of the Company and employees and consultants of the Company and its subsidiaries designated by the Compensation Committee are eligible to participate in the 2021 Plan and to receive awards, including stock options (which may be incentive stock options or nonqualified stock options), stock appreciation rights (SARs), restricted shares, restricted share units and other share-based awards.

The maximum number of shares that may be issued or transferred with respect to awards under the 2021 Plan is 1,500,000 shares, subject to adjustment in certain circumstances as described below. Shares issued under the 2021 Plan may include authorized but unissued shares, treasury shares, shares purchased in the open market, or a combination of the foregoing.

Shares underlying awards that are settled in cash or that terminate or are forfeited, cancelled, or surrendered without the issuance of shares generally will again be available for issuance under the 2021 Plan. However, shares used to pay the exercise price of stock options, shares repurchased by the Company with stock option proceeds, and shares used to pay withholding taxes upon exercise, vesting or payment of an award, will not be added back to the share reserve under the 2021 Plan. In addition, when a SAR is exercised and settled in shares, all of the shares underlying the SAR will be counted against the share limit of the 2021 Plan, regardless of the number of shares used to settle the SAR.

Shares subject to awards that are granted in assumption of, or in substitution or exchange for, outstanding awards previously granted by an entity acquired directly or indirectly by the Company will not count against the share limit above, except as may be required by the rules and regulations of any stock exchange or trading market. The 2021 Plan provides that the aggregate grant date fair value of all awards granted to any single non-employee director during any single calendar year (determined as of the applicable grant date(s) under applicable financial accounting rules), taken together with any cash fees paid to the non-employee director during the same calendar year, may not exceed $200,000.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2021, the number of shares of common stock underlying awards outstanding under the 2021 Plan, the 2018 Plan, and the Company’s Amended and Restated 2014 Equity Incentive Plan (“2014 Plan”), as well as the number of shares remaining available for issuance under the 2021 Plan. No more awards may be made under the 2018 Plan or the 2014 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	294,655	$–	1,416,671
Equity compensation plans not approved by security holders	–	–	–
Total	294,655	$–	1,416,671

1.	Includes 3,999 common shares to be issued upon vesting of restricted stock units issued under our 2014 Plan; includes 77,327 common shares to be issued upon vesting of restricted stock units and 130,000 common shares to be issued upon vesting of stock options issued under our 2018 Plan; and includes 83,329 common shares to be issued upon vesting of restricted stock units issued under our 2021 Plan.

2.	Represents shares available for future issuance under the 2021 Plan.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table shows the number of outstanding equity awards that are held by our named executive officers as of December 31, 2021. Mr. Swets did not hold any equity awards as of December 31, 2020, other than those stock awards listed under the caption, “Director Compensation,” which were granted to Mr. Swets prior to his appointment as Chief Executive Officer of the Company. Messrs. Bottjer and Baqar did not hold any equity awards as of December 31, 2020 and 2021.

			Option awards
Name	Number of shares of common stock underlying unexercised options (#) exercisable		Number of shares of common stock underlying unexercised options (#) exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option Expiration Date
Larry G. Swets, Jr.	130,000	(1)	–	–	$3.38	01/11/2031

(1)

The option vests with respect to 20% of the total number of shares covered thereby on each of the first five anniversaries of the grant date, which was January 12, 2021, if Mr. Swets remains in the Company’s continuous service through each applicable vesting date, and the Company’s book value per share has increased by 15% from the previous year.

On January 18, 2021, the Company entered into the “Letter Agreement with Mr. Swets, pursuant to which the Company clarified its intention to grant an additional 370,000 stock options, restricted shares or restricted stock units pursuant to a future award subject to the approval of an amended and/or new equity plan, among other conditions.

The following table sets forth information concerning the vesting of stock awards for the Company’s named executive officers and former named executive officers during the last completed fiscal year, other than Messrs. Bottjer and Baqar who do not hold any stock awards.

Name	Number of shares acquired upon vesting of stock awards (#)	Value realized upon vesting of stock awards
John S. Hill(1)	17,400	$103,530

(1) Upon the retirement of our former Chief Financial Officer, John S. Hill, effective August 6, 2021, the Compensation Committee approved the accelerated vesting of RSUs granted by the Company to Mr. Hill on May 29, 2015, December 15, 2017, and August 22, 2018. Accordingly, on August 6, 2021, 17,400 unvested RSUs held by Mr. Hill vested in full, with each RSU representing one share of the Company’s common stock.

Potential Payments Upon Termination or Change in Control

Employment Agreements

The Employment Agreements between the Company and each of Messrs. Swets and Bottjer provide for payments by the Company in connection with a termination of employment.

In the event Messrs. Swets or Bottjer is terminated by the Company without cause, then the Company will pay Messrs. Swets or Bottjer, as applicable, 24 months and 12 months, respectively, of base salary in effect at the time of the termination or the original base salary set forth in the Employment Agreement, whichever is greater, payable by the Company over a 24-month (in the case of Mr. Swets) or 12-month (in the case of Mr. Bottjer) period in accordance with the Company’s normal payroll practices. If Messrs. Swets or Bottjer is terminated for cause or voluntarily resigns, he will not be entitled to any severance under the Employment Agreement. For purposes of their respective Employment Agreements, “cause” will exist if Messrs. Swets or Bottjer (i) acts dishonestly or engages in willful misconduct, (ii) breaches his fiduciary duties, (iii) intentionally fails to perform duties assigned to him, (iv) is convicted or enters a plea of guilty or nolo contendere with respect to any felony crime involving dishonesty or moral turpitude, and/or (v) breaches his obligations under the Employment Agreement. Furthermore, “cause” will exist under Mr. Swets’ employment agreement if Mr. Swet’s refuses to follow the written direction of the Board, unless such directions are, in the reasonable written opinion of legal counsel, illegal or in violation of applicable law.

In connection with Mr. Hill’s retirement effective August 6, 2021, and a separation and general release entered into between the Company and Mr. Hill, the employment agreement which previously existed between the Company and Mr. Hill was terminated.

Equity Incentive Plans

As of December 31, 2021, the Company had equity grants outstanding under each of its 2021, 2018 and 2014 Plans. Each of the plans contain certain provisions concerning the vesting and termination of equity awards granted under the plans upon a termination of employment or upon a change in control. The Company’s award agreements entered into under each plan also contain provisions concerning the vesting and termination of the RSUs granted thereunder.

2021 and 2018 Plans

The 2021 and 2018 Plan each generally provides for “double-trigger” vesting of equity awards in connection with a change in control of the Company, as described below.

To the extent that outstanding awards granted under either Plan are assumed in connection with a change in control, then, except as otherwise provided in the applicable award agreement or in another written agreement with the participant, all outstanding awards will continue to vest and become exercisable (as applicable) based on continued service during the remaining vesting period, with performance-based awards being converted to service-based awards at the “target” level. Vesting and exercisability (as applicable) of awards that are assumed in connection with a change in control generally would be accelerated in full on a “double-trigger” basis, if, within two years after the change in control, the participant’s employment is involuntarily terminated without “cause”, or by the participant for “good reason”. Any stock options or SARs that become vested on a “double-trigger” basis generally would remain exercisable for the full duration of the term of the applicable award.

To the extent outstanding awards granted under either Plan are not assumed in connection with a change in control, then such awards generally would become vested in full on a “single-trigger” basis, effective immediately prior to the change in control, with performance-based awards becoming vested at the “target” level. Any stock options or SARs that become vested on a “single-trigger” basis generally would remain exercisable for the full duration of the term of the applicable award.

The Compensation Committee has discretion to determine whether any outstanding awards granted under each Plan will be assumed by the resulting entity in connection with a change in control, and the Compensation Committee has the authority to make appropriate adjustments in connection with the assumption of any awards. The Compensation Committee also has the right to cancel any outstanding awards in connection with a change in control, in exchange for a payment in cash or other property (including shares of the resulting entity) in an amount equal to the excess of the fair market value of the shares subject to the award over any exercise price related to the award, including the right to cancel any “underwater” stock options and SARs without payment therefor.

For purposes of the Plans, a “change in control” generally includes (a) the acquisition of 50% or more of the company’s common stock; (b) a reorganization, merger, consolidation or similar transaction, or a sale of substantially all of the Company’s assets; or (c) the complete liquidation or dissolution of the Company.

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

For purposes of the Plans, unless otherwise provided in the applicable award agreement or in an another written agreement with the participant, “good reason” generally includes (a) the assignment to the participant of any duties that are materially inconsistent with the Participant’s duties or responsibilities as assigned by the Company or a subsidiary, or any other action by the Company or a subsidiary that results in a material diminution in of the participant’s duties or responsibilities, unless remedied by the Company promptly after receipt of notice from the participant; or (b) any material failure by the Company or a subsidiary to comply with its agreed obligations to the participant, other than an isolated, insubstantial and inadvertent failure which is remedied by the Company promptly after receipt of notice from the Participant.

The award agreements entered into under the 2021 Plan and 2018 Plan also contain provisions concerning the vesting and termination of the awards subject to the agreements. Under the 2018 Plan, except as described above with respect to a change in control, un-exercisable stock options, unless otherwise provided in the applicable award agreement, are generally forfeited automatically upon termination of employment prior to a vesting date, unless (i) the Compensation Committee, in its discretion, provides for the full or partial acceleration of vesting and exercisability of the option in connection with the termination, or (ii) the termination is due to the grantee’s death or disability, in which case the unvested options will automatically become vested and exercisable upon termination. The stock options that are exercisable at the time of termination of employment expire (a) twelve months after the termination of employment by reason of death or disability or (b) three months after the termination of employment for other reasons. Upon the termination of a grantee’s employment for cause (as defined under the 2018 Plan), all of the grantee’s vested and unvested options automatically terminate. Under each Plan, with respect to unvested restricted shares and RSUs, unless otherwise provided in the applicable award agreement, unvested restricted shares and restricted share units that have not yet vested are generally forfeited automatically in the event of the termination of the grantee’s employment for any reason prior to a vesting date, unless (i) the Compensation Committee, in its sole discretion, provides for the full or partial acceleration of vesting of the restricted shares or restricted share units, as applicable, in connection with the termination, or (ii) the termination is due to the grantee’s death or disability, in which case the unvested restricted shares or restricted share units, as applicable, will automatically become vested in full.

The Compensation Committee has discretion to determine the form, amount and timing of each award granted under the 2021 Plan and all other terms and conditions of the award, including, without limitation, the form of the agreement evidencing the award. As such, future awards granted under the 2021 Plan may be subject to additional terms providing for accelerated vesting, pay outs or termination of the award upon a termination of employment or a change in control of the Company.

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

In addition to the general provisions described above, the RSU agreements entered into by the Company in connection with the share matching arrangements for the Company’s non-employee directors (other than Mr. Wollney) on December 15, 2017 contain special acceleration and termination provisions. The agreements for the non-employee directors provide that the vesting of the RSUs granted thereunder is subject to the director’s continued service on the board through the applicable vesting date, provided that if a director makes himself available and consents to be nominated by the Company for continued service but is not nominated by the Board for election by the stockholders, other than for good reason as determined by the Board in its discretion, then such director’s RSUs will vest in full as of his last date of service as a director with the Company.

Retirement of CFO

Upon the retirement of our former Chief Financial Officer, John S. Hill, effective August 6, 2021, the Compensation Committee approved the accelerated vesting of RSUs granted by the Company to Mr. Hill on May 29, 2015, December 15, 2017, and August 22, 2018. Accordingly, on August 6, 2021, 17,400 unvested RSUs held by Mr. Hill vested in full, with each RSU representing one share of the Company’s common stock.

Director Compensation

Under our director compensation program, we provide compensation to our non-employee directors. Directors who are employees of the Company do not receive compensation for their service as directors. The director compensation program in effect as of July 27, 2021 was adopted to remain competitive in attracting and retaining qualified board members and to better align director compensation to other public companies of comparable size to the Company. The terms of the program were as follows:

●	Each non-employee director receives an annual cash retainer of $50,000, paid in quarterly installments;

●	The Chairman of the Board receives an additional annual cash retainer of $75,000, paid in quarterly installments;

●	The Chairman of the Reinsurance and Risk Committee receives an additional cash retainer of $75,000, paid in quarterly installments;

●	The Chairman of the Audit Committee receives an additional cash retainer of $15,000, paid in quarterly installments;

●	The Chairman of the Compensation Committee as well as the Chairman of the Nominating Committee each receives an additional cash retainer of $5,000, paid in quarterly installments;

●	Each of the members of the Audit, Compensation, and Nominating Committees (excluding the Chairman of each of those committees), receives an additional cash retainer of $2,000, paid in quarterly installments;

●	Each non-employee director receives an annual grant of restricted stock units (“RSUs”) with a value of $50,000; and

●	Each non-employee director will receive reimbursement of reasonable out-of-pocket expenses for attending board and committee meetings.

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

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) provides that the aggregate grant date fair value of all awards granted to any single non-employee director during any single calendar year (determined as of the applicable grant date(s) under applicable financial accounting rules), taken together with any cash fees paid to the non-employee director during the same calendar year, may not exceed $200,000.

The following table sets forth information with respect to compensation earned by each of our non-employee directors for the year ended December 31, 2021. Mr. Swets, who served as a director for all of 2021, did not receive any compensation for his service as a director, as he concurrently served as Chief Executive Officer of the Company. For more information, see “Compensation of Executive Officers—Summary Compensation Table.”

Non-Employee Director	Fees Earned or Paid in Cash ($)(4)	Stock Awards ($)(5)	Total ($)
D. Kyle Cerminara	125,000	50,000	175,000
Lewis M. Johnson(1)	31,250	–	12,500
Rita Hayes	52,000	50,000	102,000
Richard E. Govignon, Jr.(2)	–	37,500	89,500
E. Gray Payne	62,000	50,000	112,000
Scott D. Wollney	56,000	50,000	106,000
Dennis A. Wong(3)	65,000	50,000	115,000

1.	On March 12, 2021, Mr. Johnson resigned from the Company’s Board of Directors.

2.	Mr. Govignon was elected to the Board on December 15, 2021.

3.	Mr. Wong served as a director of the Company and the chairman of our audit committee until December 15, 2021.

4.	In addition to their compensation, directors are reimbursed for travel and other reasonable out-of-pocket expenses related to their attendance at Board or committee meetings, or for other travel on behalf of the Company. These expenses have not been included in the table above.

5.	Stock awards represent the aggregate grant date fair value of 14,492 RSUs granted to each non-employee director on December 17, 2021, except for Mr. Govignon, who was elected to the board on December 15, 2021, and was instead granted 10,869 RSUs having a value of $37,500, representing his pro-rata share of the 2021 grant to non-employee directors. The aggregate grant date fair value for the RSUs has been presented in the table above in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The RSUs were valued using the closing price of the Company’s common shares on Nasdaq on the grant date. The RSUs vest in five equal annual installments, beginning one year from the date of grant, provided that, if the director makes themselves available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated by the Board for election by stockholders, other than for good reason as determined by the Board in its discretion, then the next 20% tranche of RSUs shall vest as of the director’s last date of service as a director of the Company.

The aggregate numbers of stock awards and option awards outstanding for each director as of December 31, 2021 were as follows:

●	Mr. Cerminara – 29,716 RSUs.
●	Ms. Hayes – 29,335 RSUs.
●	Mr. Govignon – 10,869 RSUs.
●	General Payne – 28,383 RSUs.
●	Mr. Swets – 8,253 RSUs (excludes a stock option granted to Mr. Swets for his service as the Company’s CEO; see “Compensation of Executive Officers”).
●	Mr. Wollney – 28,383 RSUs.
●	Mr. Wong – 29,716 RSUs. As Mr. Wong made himself available to serve on the Board but was not nominated to do so at the Company’s 2021 Annual Stockholders’ Meeting, the Board accelerated the vesting of Mr. Wong’s RSUs such that all of Mr. Wong’s outstanding RSUs vested on January 1, 2022. This included 14,492 RSUs granted to Mr. Wong on December 17, 2021, as well as an additional 15,224 RSUs previously granted to Mr. Wong for his service on our Board.

2021 Grants of Restricted Stock Units

On December 17, 2021, the Compensation Committee granted 14,492 RSUs with a value of $50,000 to five of the Company’s six non-employee directors. Mr. Govignon, who was elected to the board on December 15, 2021, was granted 10,869 RSUs having a value of $37,500, representing his pro-rata share of the 2021 grant to non-employee directors. The RSUs vest in five equal annual installments, subject to the director’s continued service on the Board, beginning with the first anniversary of the grant date.

The award agreements for each of the RSU grants made during 2021 discussed above also provide that if a director makes herself or himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated by the Board for election by stockholders, other than for good reason, as determined by the Board in its discretion, then the next 20% tranche of RSUs shall vest as of the director’s last date of service as a director of the Company. The Board’s practice has been to accelerate vesting of all of a director’s RSUs, upon the director’s termination of service. Accordingly, as Mr. Wong was not reelected to the Board, the Board accelerated the vesting of Mr. Wong’s RSUs such that all of Mr. Wong’s outstanding RSUs vested on January 1, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of April 19, 2022, by:

●	Each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;
●	Each of our directors and named executive officers; and
●	All of our current directors and executive officers as a group.

The number and percentages of shares beneficially owned are based on 6,528,001 common shares outstanding as of April 19, 2022. Information with respect to beneficial ownership has been furnished by each director, executive officer and beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and requires that such persons have voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying warrants, options and RSUs held by each such person that are exercisable or vest within 60 days of April 19, 2022 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated below, the address for each beneficial owner is c/o FG Financial Group, Inc., 360 Central Ave, Suite 800, St. Petersburg, FL 33701.

	Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage of Shares
5% Beneficial Owners
Fundamental Global GP, LLC(1) 108 Gateway Blvd., Suite 204, Mooresville, NC 28117	3,532,765	54.1%
Named Executive Officers and Directors
Larry G. Swets, Jr., President, Chief Executive Officer and Director	15,199	*
Hassan R. Baqar, Executive Vice President, Chief Financial Officer	–	*
Brian D. Bottjer, Senior Vice President, Chief Accounting Officer and Secretary	–	*
D. Kyle Cerminara, Chairman of the Board(1)(2)	3,549,690	54.4%
Rita Hayes, Director	8,070	*
E. Gray Payne, Director	8,259	*
Scott D. Wollney, Director	11,259	*
Richard E. Govignon, Jr., Director	–	*
Current Executive Officers and Directors as a Group (8 individuals)(2)	3,592,477	55.0%

* Less than 1.0%

1.	Fundamental Global GP, LLC (referred to therein as “FG”) shares voting and dispositive power with respect to 3,532,765 shares of common stock. Fundamental Activist Fund I, LP (“FAFI”) shares voting and dispositive power with respect to 788,199 shares of common stock. FGI 1347 Holdings, LP (“FGIH”), of which BK Technologies, Inc., a wholly-owned subsidiary of BK Technologies Corporation (“BKTI”), is the sole limited partner, shares voting and dispositive power with respect to 477,282 shares of common stock. Mr. Cerminara is a member of the Board of Directors of BKTI. Fundamental Global Partners Master Fund, LP (“FGPM”) shares voting and dispositive power with respect to 628,875 shares of common stock. Ballantyne Strong, Inc. (“BTN”) shares voting and dispositive power with respect to 1,638,409 shares of common stock. Mr. Cerminara is Chairman of the Board of BTN. Information regarding beneficial ownership of our common stock by FG and its affiliates is included herein in reliance on a Form 4 filed with the SEC on December 12, 2021. Due to his positions with FG and affiliated entities, Mr. Cerminara may be deemed to be beneficial owner of the shares of the Company’s common stock disclosed as directly owned by FAFI, FGIH and FGPM. Due to his positions with BTN, FG and affiliated entities, Mr. Cerminara may be deemed to be beneficial owner of the shares of the Company’s common stock disclosed as directly owned by BTN. The business address for Mr. Cerminara is c/o FG Investors GP, LLC, 108 Gateway Blvd., Suite 204, Mooresville, North Carolina 28114.

2.	Includes 3,532,765 shares reported as beneficially owned by FG and its affiliates, of which Mr. Cerminara is deemed to have beneficial ownership by virtue of his positions with FG, as discussed in footnote 1.

Equity Compensation Plans

The following table sets forth, as of December 31, 2021, the number of shares of common stock underlying awards outstanding under the 2021 Plan, the 2018 Plan, and the Company’s Amended and Restated 2014 Equity Incentive Plan (“2014 Plan”), as well as the number of shares remaining available for issuance under the 2021 Plan. No more awards may be made under the 2018 Plan or the 2014 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	294,655	$–	1,416,671
Equity compensation plans not approved by security holders	–	–	–
Total	294,655	$–	1,416,671

3.	Includes 3,999 common shares to be issued upon vesting of restricted stock units issued under our 2014 Plan; includes 77,327 common shares to be issued upon vesting of restricted stock units and 130,000 common shares to be issued upon vesting of stock options issued under our 2018 Plan; and includes 83,329 common shares to be issued upon vesting of restricted stock units issued under our 2021 Plan.

4.	Represents shares available for future issuance under the 2021 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

It is the responsibility of the Audit Committee or, on a case-by-case basis, another Board committee constituted solely by independent directors, to review and oversee proposed transactions with “related persons” as defined in Item 404(a) of the SEC’s Regulation S-K. These include transactions and series of similar transactions to which we were a party or will be a party, in which

●	the amounts involved exceeded or will exceed lessor of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and

●	any of our directors, director nominees, executive officers or beneficial owners of more than 5% of any class of our voting stock, or any immediate family members thereof, had or will have a direct or indirect material interest.

Below is a summary of our related party transactions between January 1, 2020 and April 19, 2022.

Investment in Metrolina

The Company had previously invested $4.0 million as a limited partner in Metrolina, which invested in real estate through a real estate investment trust wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, was managed, in part, by Mr. Cerminara, the Chairman of the Board of Directors of the Company. Metrolina’s investment program was managed by FG Funds Management LLC, an affiliate of FG, which, with its affiliates, is the largest stockholder of the Company. In the fourth quarter 2021, we received approximately $5.0 million in cash from Metrolina, representing our initial investment of $4.0 million plus approximately $1.0 million in distributed earnings. As a result, our investment in Metrolina was fully liquidated as of December 31, 2021.

Joint Venture Agreement

On March 31, 2020, the Company and FG entered into the limited liability company agreement of Fundamental Global Asset Management, LLC (“FGAM”), a joint venture owned 50% by each party. The purpose of FGAM is to sponsor, capitalize and provide strategic advice to investment managers in connection with the launch and/or growth of their asset management business and the investment products they sponsor.

FGAM is governed by a Board of Managers consisting of four managers, two of which are appointed by each Member. The Company has appointed two of its independent directors to the FGAM Board of Managers. Certain major actions, including any decision to sponsor a new investment manager, require the prior consent of both Members.

FG Special Situations Fund

As of April 19, 2022 and December 31, 2021, the Company had invested approximately $12.3 million and $6.65 million, respectively, as a limited partner in FG Special Situations Fund, LP (the “Fund” or “FGSS”), a Delaware limited partnership formed on September 2, 2020. The general partner of the Fund, and the investment advisor of the Fund are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Portions of the Company’s investment into the Fund were used to sponsor the launch of special purpose acquisition companies, including FG New America Acquisition Corp. (“FGNA”), Aldel Financial, Inc. (“Aldel”), FG Merger Corp. (“FGMC”), and FG Acquisition Corp. (“FGAC”).

Mr. Cerminara, and Mr. Swets, our Chief Executive Officer, are managers of the sponsor companies of the special purpose acquisition companies. Mr. Swets was the Chief Executive Officer and a director of FGNA, and Hassan R. Baqar, our Chief Financial Officer, was Chief Financial Officer of FGNA, until FGNA’s business combination with Opportunity Financial, LLC. Mr. Swets served as Senior Advisor to Aldel; Mr. Baqar served as Director and Chief Financial Officer of Aldel; and Mr. Cerminara served as a director of Aldel; until Aldel’s business combination with The Hagerty Group, LLC. Mr. Swets serves as chairman of FGMC, while Messrs. Baqar and Cerminara serve as director and senior advisor of FGMC, respectively. Mr. Swets serves as chief executive officer and director of FGAC. Mr. Baqar serves as chief financial officer, secretary and director of FGAC. Mr. Cerminara serves as chairman of FGAC.

FG SPAC Partners

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

FGSP has invested in the sponsor securities of Aldel, FGMC and FGAC. Messrs. Swets, Baqar and Cerminara have held, or currently hold, positions at Aldel, FGMC and FGAC as discussed above. Messrs. Baqar and Cerminara each received 25,000 shares of Aldel for their services to Aldel, as directors and executive officers. Mr. Swets received 25,000 shares of Aldel for his service as Sr. Advisor to Aldel. Messrs. Swets and Baqar each received 10,000 shares of FGMC for their services to FGMC, as directors. Mr. Cerminara received 15,000 shares of FGMC for his service as Sr. Advisor to FGMC. Each of Mr. Swets, Baqar and Cerminara have been allocated 59,792 FGAC common shares for their services to FGAC, as directors and executive officers.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement, FGSC, a wholly owned subsidiary of the Company, has agreed to provide investment advisory services to FedNat, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat has agreed to pay FGSC an annual fee of $100,000. The Investment Advisory Agreement expires on December 2, 2024.

Shared Services Agreement

On March 31, 2020, the Company entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fundamental Global Management, LLC (“FGM”), an affiliate of FG, pursuant to which FGM provides the Company with certain services related to the day-to-day management of the Company, including assisting with regulatory compliance, evaluating the Company’s financial and operational performance, providing a management team to supplement the executive officers of the Company, and such other services consistent with those customarily performed by executive officers and employees of a public company. In exchange for these services, the Company pays FGM a fee of $456,000 per quarter (the “Shared Services Fee”), plus reimbursement of expenses incurred by FGM in connection with the performance of the Services, subject to certain limitations approved by the Company’s Board of Directors or Compensation Committee from time to time.

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

Share Repurchase Transaction

On September 15, 2020, the Company entered a Share Repurchase and Cooperation Agreement (the “Share Repurchase Agreement”) with Hale Partnership Capital Management, LLC and certain of its affiliates (collectively, the “Hale Parties”), which, prior to the transaction, owned more than 18% of our outstanding common stock (the “Share Repurchase Transaction”).

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

Other Transactions

We have entered into indemnification agreements with each of our directors and executive officers. These agreements provide that we will, among other things, indemnify and advance expenses to our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by us arising out of such person’s services as our director or executive officer, or any other company or enterprise to which the person provides services at our request. We believe that these agreements are necessary to attract and retain qualified persons as directors and executive officers.

As discussed above, FG, together with its affiliates, is the largest stockholder of the Company. Mr. Cerminara, Chairman of our Board, is Chief Executive Officer, Partner, and Manager of FG. The funds managed by FG, including the funds that directly own shares of our common stock and Series A Preferred Stock, have agreed to indemnify FG, the principals of FG, including Mr. Cerminara, or any other person designated by FG for claims arising from Mr. Cerminara’s service on our Board, provided that a fund’s indemnity obligations are secondary to any obligations we may have with respect to Mr. Cerminara’s service on our Board.

Director Independence

The Board has determined that four of its members are “independent directors” as defined under the applicable rules of Nasdaq and the Securities and Exchange Commission (the “SEC”). The four independent directors currently serving on the Board are Rita Hayes, E. Gray Payne, Scott D. Wollney and Richard E. Govignon, Jr. In making its determination of independence, the Board of Directors considered questionnaires completed by directors and any relationships and transactions between the Company and all entities with which the directors are involved. Nasdaq’s listing rules require that the Board of Directors be comprised of a majority of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The consolidated financial statements for the years ended December 31, 2021 and 2020 have been audited by BDO, our independent registered public accounting firm. Our Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided by BDO. Fees for all services provided by BDO were pre-approved by the Audit Committee. The following table shows the fees that we incurred for professional services rendered by BDO for 2021 and 2020.

	Year ended December 31,
	2021	2020
Audit fees(1)	$257,919	$180,958
Audit-related fees	—	—
Tax fees	—	—
All other fees	––	—
Total	$257,919	$180,958

1.	Includes professional fees billed for the audits of our annual financial statements and the review of our interim condensed financial statements, including the reimbursement of expenses incurred by BDO related to our audit. Also includes professional services normally provided by BDO in connection with statutory and regulatory filings or engagements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Index

Exhibit Number	Document Description
31.3*	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FG FINANCIAL GROUP, INC.

Date: April 29, 2022	By:	/s/ Brian D. Bottjer
	Name:	Brian D. Bottjer
	Title:	Senior Vice President and Chief Accounting Officer

