Form 10-Q
period 2022-06-30
FG Financial Group, Inc.
filed 2022-08-11
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

(847) 791-6817

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

The number of shares outstanding of the registrant’s common stock as of August 11, 2022 was 9,349,771.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FG FINANCIAL GROUP, INC.

Consolidated Balance Sheets

($ in thousands, except per share data)

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Equity securities, at fair value (cost basis of $5,111 and $14,495, respectively)	$110	$1,421
Other investments	10,814	14,040
Cash and cash equivalents	12,832	15,542
Deferred policy acquisition costs	1,255	786
Reinsurance balances receivable	7,332	3,853
Funds deposited with reinsured companies	3,978	4,442
Other assets	952	745
Total assets	$37,273	$40,829

LIABILITIES
Loss and loss adjustment expense reserves	$2,883	$2,133
Unearned premium reserves	6,168	3,610
Accounts payable	392	502
Other liabilities	117	575
Total liabilities	$9,560	$6,820

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par and liquidation value, 1,000,000 shares authorized; 894,580 shares issued and outstanding as of June 30, 2022 and December 31, 2021	$22,365	$22,365
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,278,001 and 6,497,205 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	9	6
Additional paid-in capital	49,933	46,037
Accumulated deficit	(44,594)	(34,399)
Total shareholders’ equity	27,713	34,009
Total liabilities and shareholders’ equity	$37,273	$40,829

See accompanying notes to consolidated financial statements

FG FINANCIAL GROUP, INC.

Consolidated Statements of Operations

($ in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue:
Net premiums earned	$2,953	937	$5,426	1,122
Net investment (loss) income	(3,714)	2,241	(6,059)	4,091
Other income	26	24	50	79
Total revenue	(735)	3,202	(583)	5,292

Expenses:
Net losses and loss adjustment expenses	1,868	729	3,391	835
Amortization of deferred policy acquisition costs	606	374	1,318	431
General and administrative expenses	2,269	1,659	4,009	3,698
Total expenses	4,743	2,762	8,718	4,964

(Loss) income from continuing operations before income taxes	(5,478)	440	(9,301)	328
Income tax expense (benefit)	–	–	–	–
Net (loss) income from continuing operations	$(5,478)	$440	$(9,301)	$328
Discontinued operations:
Gain from sale of the Maison Business, net of taxes	–	–	–	145
Net (loss) income	(5,478)	440	(9,301)	473
Gain (loss) attributable to noncontrolling interests	–	667	–	666
Dividends declared on Series A Preferred Shares	447	447	894	797
Loss attributable to FG Financial Group, Inc. common shareholders	$(5,925)	$(674)	$(10,195)	$(990)

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.87)	$(0.13)	$(1.55)	$(0.23)
Discontinued operations	–	–	–	0.03
	$(0.87)	$(0.13)	$(1.55)	$(0.20)

Weighted average common shares outstanding:
Basic and diluted	6,775,501	5,010,377	6,589,296	5,001,731

See accompanying notes to consolidated financial statements

FG FINANCIAL GROUP, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

($ in thousands)

	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Total Shareholders’ Equity attributable to FG Financial	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Group, Inc.	Interests
Balance, January 1, 2021	700,000	$17,500	4,988,310	$5	1,281,511	$(6,185)	$47,065	$(24,193)	$34,193	$–
Stock based compensation	–	–	22,067	–	–	–	177	–	177	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	(350)	–
Interests issued for contributed cash	–	–	–	–	–	–	–	–	–	657
Net income (loss)	–	–	–	–	–	–	–	34	34	(1)
Balance, March 31, 2021	700,000	$17,500	5,010,377	$5	1,281,511	$(6,185)	$47,242	$(24,509)	$34,054	$656

Series A Preferred Share issuance	194,580	4,865	–	–	–	–	(648)	–	4,217	–
Stock based compensation	–	–	–	–	–	–	70	–	70	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(447)	(447)	–
Net income (loss)	–	–	–	–	–	–	–	(227)	(227)	666
Balance, June 30, 2021	894,580	$22,365	5,010,377	$5	1,281,511	$(6,185)	$46,664	$(25,183)	$37,667	$1,323

Balance, January 1, 2022	894,580	$22,365	6,497,205	$6	–	$–	$46,037	$(34,399)	$34,009	$–
Stock based compensation	–	–	30,796	1	–	–	62	–	63	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(447)	(447)	–
Interests issued for contributed cash	–	–	–	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	–	–	(3,823)	(3,823)	–
Balance, March 31, 2022	894,580	$22,365	6,528,001	$7	–	$–	$46,099	$(38,669)	$29,802	$–

Common stock issuance	–	–	2,750,000	3	–	–	3,781	–	3,784	–
Stock based compensation	–	–	–	–	–	–	53	–	52	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(447)	(447)	–
Net income (loss)	–	–	–	–	–	–	–	(5,478)	(5,478)	–
Balance, June 30, 2022	894,580	$22,365	9,278,001	$9	–	$–	$49,933	$(44,594)	$27,713	$–

See accompanying notes to consolidated financial statements

FG FINANCIAL GROUP, INC.

Consolidated Statement of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(9,301)	$473
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Net unrealized holding gain on equity investments	(8,073)	(4,022)
Income (loss) from equity method investments, net of distributions received	8,347	–
Net realized loss on sale of equity investments	8,791	–
Stock compensation expense	115	247
Purchase of investments by consolidated investment company subsidiary	–	(2,347)
Changes in operating assets and liabilities:
Current income taxes recoverable	–	253
Reinsurance balances receivable	(3,479)	(2,235)
Amounts held on deposit with reinsured companies	464	(274)
Deferred policy acquisition costs	(469)	(837)
Other assets and receivables	(150)	(302)
Loss and loss adjustment expense reserves	750	678
Unearned premium reserves	2,558	2,529
Accounts payable and other liabilities	(567)	(17)
Net cash used by operating activities	(1,014)	(5,854)

Cash flows from investing activities:
Purchases of furniture and equipment	(57)	(6)
Purchases of equity method investments	(6,795)	(73)
Distribution from equity method investments	1,521	–
Sales of equity securities	593	–
Return of capital – other investments	152	155
Net cash used by investing activities	(4,586)	76

Cash flows from financing activities:
Payment of dividends on preferred shares	(894)	(797)
Proceeds from issuance of preferred stock, net	–	4,217
Proceeds from issuance of common stock, net	3,784	–
Cash contributions from non-controlling interests	–	657
Net cash provided (used) by financing activities	2,890	4,077

Net decrease in cash and cash equivalents	(2,710)	(1,701)
Cash and cash equivalents at beginning of period	15,542	12,132
Cash and cash equivalents at end of period	$12,832	$10,431

See accompanying notes to consolidated financial statements.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Note 1. Nature of Business

FG Financial Group, Inc. (“FGF”, the “Company”, “we”, or “us”) is a reinsurance and asset management holding company. We focus on opportunistic collateralized and loss capped reinsurance, while allocating capital in partnership with Fundamental Global®, and from time to time, other strategic investors, to special purpose acquisition companies (“SPAC”) and SPAC sponsor-related businesses. The Company’s principal business operations are conducted through its subsidiaries and affiliates. The Company also provides asset management services. From our inception in October 2012 through December 2019, we operated as an insurance holding company, writing property and casualty insurance throughout the states of Louisiana, Florida, and Texas. On December 2, 2019, we sold our three former insurance subsidiaries, and embarked upon our current strategy focused on reinsurance and asset management.

As of June 30, 2022, Fundamental Global GP, LLC, a privately owned asset management company (“FG”), and its affiliated entities, including Ballantyne Strong, Inc. (“BTN”), collectively beneficially owned approximately 58.8% of our common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG, and as Chairman of the board of directors of BTN.

Sale of the Insurance Business

On December 2, 2019, we completed the sale (“Asset Sale”) of our insurance subsidiaries to FedNat Holding Company for a combination of cash and FedNat common stock. The shares of FedNat common stock we received in the Asset Sale were issued to us pursuant to a standstill agreement which provides certain limitations and restrictions with respect to the voting and sale or transfer of the securities until December 2024. As of June 30, 2022, we continue to hold 355,371 shares of FedNat common stock.

Current Business

Our strategy has evolved to focus on opportunistic collateralized and loss capped reinsurance, with capital allocation to SPAC and SPAC sponsor-related businesses. As part of our refined focus, we have adopted the following capital allocation philosophy:

“Grow intrinsic value per share with a long-term focus using fundamental research, allocating capital to asymmetric risk/reward opportunities.”

Currently, the business operates as a diversified holding company of insurance, reinsurance, asset management and our “SPAC Platform” businesses.

Insurance

We are in the process of establishing a Risk Retention Group (“RRG”) for the purpose of providing directors and officers insurance coverage to SPAC vehicles. We intend to provide capital, along with other participants, to facilitate the underwriting of such insurance coverage. The Company will focus on fee income derived from originating, underwriting, and servicing the insurance business, while mitigating our financial risk with external reinsurance partners.

Reinsurance

The Company’s wholly owned reinsurance subsidiary, Fundamental Global Reinsurance Ltd. (“FGRe”), a Cayman Islands limited liability company, provides specialty property and casualty reinsurance. FGRe has been granted a Class B (iii) insurer license in accordance with the terms of The Insurance Act (as revised) of the Cayman Islands and underlying regulations thereto and is subject to regulation by the Cayman Islands Monetary Authority (the “Authority”). The terms of the license require advance approval from the Authority should FGRe wish to enter into any reinsurance agreements which are not fully collateralized to their aggregate exposure limit. FGRe participates in a Funds at Lloyds syndicate covering risks written by the syndicate during the 2021 and 2022 calendar years. On April 1, 2021, FGRe entered into its second reinsurance contract with a leading insurtech company that provides automotive insurance utilizing driver monitoring to predictively segment and price drivers. In addition to renewing this contract for a second year, the Company added a second agreement with the automotive insurance provider as of April 1, 2022. Beginning January 1, 2022, FGRe participates in a quota share reinsurance contact with a startup homeowners’ insurance company with minimal activity as of June 30, 2022. On April 1, 2022, FGRe entered into a homeowners’ property catastrophe excess of loss reinsurance contract with a specialty insurance company covering loss occurrences from named tropical storms arising out of the Atlantic. These agreements limit exposure by loss-caps stipulated within the reinsurance contracts.

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

SPAC Platform

On December 21, 2020, we formed FG SPAC Solutions LLC (“FGSS”), a Delaware company, to facilitate the launch of our “SPAC Platform”. Under the SPAC Platform, we provide various strategic, administrative, and regulatory support services to newly formed SPACs for a monthly fee. Additionally, the Company co-founded a partnership, FG SPAC Partners, LP (“FGSP”) to participate as a co-sponsor for newly formed SPACs. The Company also participates in the risk capital investments associated with the launch of such SPACs through its Asset Management business, specifically FG Special Situations Fund, LP. (“Fund”). As discussed in Note 4, the Company has consolidated the results of the Fund through November 30, 2021; however, effective December 1, 2021, the Company began accounting for its investment in the Fund under the equity method. The first transaction entered into under the SPAC Platform occurred on January 11, 2021, by and among FGSS and Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (“Aldel”), a special purpose acquisition company which completed its business combination with Hagerty (NYSE: HGTY) on December 2, 2021. Under the services agreement between FGSS and Aldel Investors, LLC (the “Agreement”), FGSS provided accounting, regulatory, strategic advisory, and other administrative services to Aldel, which included assistance with negotiations with potential merger targets for the SPAC as well as assistance with the de-SPAC process.

In March and April 2022, the Company continued to build upon its SPAC Platform strategy. On March 3, 2022, FG Merger Corp. (“FG Merger”) (Nasdaq: FGMCU) announced the closing of an $80.5 million IPO in the United States, including the exercise of the over-allotment option granted to the underwriters in the offering. Similarly, on April 5, 2022, FG Acquisition Corp. (“FG Acquisition”) (TSX:FGAA.V), announced the closing of a $115 million IPO in Canada, including the exercise of the over-allotment option granted to the underwriters in the offering. The Company participated in the risk capital associated with the launch of the SPACs through its asset management business, specifically FG Special Situations Fund, LP. Mr. Cerminara, our Chairman, Larry G. Swets, Jr., our Director and Chief Executive Officer, and Hassan R. Baqar, our Executive Vice President and Chief Financial Officer, also hold financial interests in the SPACs and/or their sponsor companies. Additionally, Messrs. Cerminara, Swets, and Baqar are managers of the sponsor companies of FG Merger and FG Acquisition. Mr. Swets serves as Chairman of FG Merger, while Messrs. Baqar and Cerminara serve as Director and Senior Advisor of FG Merger, respectively. Mr. Swets serves as Chief Executive Officer and Director of FG Acquisition. Mr. Baqar serves as Chief Financial Officer, Secretary and Director of FG Acquisition. Mr. Cerminara serves as Chairman of FG Acquisition.

In the aggregate, the Company’s indirect exposure to FG Merger through its subsidiaries represents potential beneficial ownership of approximately 820,000 shares of FG Merger’s common stock, approximately 989,000 warrants with an $11.50 exercise price and 5-year expiration, and approximately 85,000 warrants with a $15.00 exercise price and 10-year expiration. The Company has invested approximately $2.6 million in FG Merger through its subsidiaries. The Company’s indirect exposure in FG Acquisition through its subsidiaries represents potential beneficial ownership of approximately 819,000 shares of FG Acquisition’s common stock, approximately 1,400,000 million warrants with an $11.50 exercise price and 5-year expiration (the “FGAC Warrants”), approximately 440,000 warrants with a $15 exercise price and 10-year expiration, and either (i) up to approximately an additional 1,600,000 FGAC Warrants, or (ii) up to approximately $2 million in cash, or (iii) a pro-rata combination of such FGAC Warrants and cash, based on certain adjustment provisions and the level of redemptions of FG Acquisition’s publicly traded warrants at the time of a business combination. The Company has invested approximately $3.4 million in FG Acquisition through its subsidiaries.

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

In September 2020, the Company invested approximately $5.0 million to sponsor the launch of the Fund. The Fund, a VIE which the Company was required to consolidate through November 30, 2021, is considered an investment company for GAAP purposes and follows the accounting and reporting guidance in the Financial Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies, which includes the presentation of its investments at fair value. Beginning December 1, 2021, the Company has accounted for its investment in the Fund under the equity method of accounting.

See Note 4 for additional information regarding the Company’s consolidated investments.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Discontinued Operations

Due to the sale of all of the issued and outstanding equity of our previous insurance business on December 2, 2019, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. For the six months ended June 30, 2021, we recognized a gain from the sale of this business for approximately $145,000. This was related to a final true-up and settlement in the first quarter 2021, for income taxes due to the Company under the sale agreement. The following table presents a reconciliation of the major classes of line items constituting pretax profit (loss) of discontinued operations to the after-tax profit (loss) of discontinued operations that are presented in the Company’s consolidated statement of operations for the three and six months ended June 30, 2022 and 2021:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Pre-tax gain (loss) on sale	$–	$–	$–	$–
Income tax benefit	–	–	–	145
Net gain from sale of Maison Business	$–	$–	$–	$145

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

Pursuant to the Company’s insurance license, the Authority has required that FGRe hold a minimum capital requirement of $200,000 in cash in a bank in the Cayman Islands which holds an “A” license issued under the Banks and Trust Companies Act (2020 Revision).

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, and deposits with reinsured companies. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of June 30, 2022 the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

Premium estimates are reviewed by management periodically. Such review includes a comparison of actual reported premiums to expected ultimate premiums. Based on management’s review, the appropriateness of the premium estimates is evaluated, and any adjustments to these estimates are recorded in the period in which they are determined. Changes in premium estimates, including premiums receivable, are not unusual and may result in significant adjustments in any period. A significant portion of amounts included in “Reinsurance balances receivable” on the Company’s consolidated balance sheets represents estimated premiums written, net of commissions, brokerage, and loss and loss adjustment expense, and are not currently due based on the terms of the underlying contracts. Additional premiums due on a contract that has no remaining coverage period are earned in full when written.

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

Funds Held by Cedents

“Funds Deposited with Reinsured Companies” on the Company’s consolidated balance sheets includes amounts held by cedents provided to support our reinsurance contracts. On November 12, 2020, FGRe, our Cayman Islands based reinsurance subsidiary, initially funded a trust account at Lloyd’s with approximately $2.4 million cash, to collateralize its obligations under a quota-share agreement with a Funds at Lloyds syndicate. The initial contract covered our quota-share percentage of all risks written by the syndicate for the 2021 calendar year. On November 30, 2021, we entered into an agreement with the same syndicate, slightly increasing our quota-share percentage of the risks the syndicate writes for the 2022 calendar year. This resulted in FGRe’s posting an additional $1.0 million in cash collateral to the account. In June 2022, FGRe received approximately $0.4 million in a partial return of initial collateral. During 2021, we also posted cash collateral in the approximate amount of $1.0 million, to support our automotive insurance quota-share agreement entered on April 1, 2021.

As of June 30, 2022, and December 31, 2021, the total cash collateral posted to support all of our reinsurance treaties was approximately $4.0 million and $4.4 million, respectively.

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of June 30, 2022.

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

Note 3. Recently Adopted and Issued Accounting Standards

Accounting Standards Pending Adoption

ASU 2016-13: Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13: Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 was issued to provide financial statement users with more useful information regarding the expected credit losses on financial instruments held as assets. Under current GAAP, financial statement recognition for credit losses on financial instruments is generally delayed until the occurrence of the loss was probable. The amendments of ASU 2016-13 eliminate this probable initial recognition threshold and instead reflect an entity’s current estimate of all expected credit losses. The amendments also broaden the information that an entity must consider in developing its expected credit loss estimates for those assets measured at amortized cost by using forecasted information instead of the current methodology which only considered past events and current conditions. Under ASU 2016-13, credit losses on certain types of financial instruments will be measured in a manner similar to current GAAP; however, the amendments require that credit losses be presented as an allowance against the financial instrument, rather than as a write-down. The amendments also allow the entity to record reversals of credit losses in current period net income, which is prohibited under current GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted, however smaller reporting companies, like the Company, may delay adoption until January 2023. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements. We anticipate that the amounts we record as due to us from our cedant companies under our reinsurance contracts will be impacted by the adoption of ASU 2016-13, requiring us to record an allowance for any projected losses we may incur on these assets. The Company has begun evaluating their position by pooling contracts with shared risk characteristics, evaluating credit worthiness of the counterparties, and defining exposure through contract length, total reinsurance exposure, and collateralized position.

Note 4. Investments and Fair Value Disclosures

The following table summarizes the Company’s investments held at fair value as of June 30, 2022 and December 31, 2021:

(in thousands)
As of June 30, 2022	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
FedNat common stock	$5,111	$–	$5,001	$110
Total investments	$5,111	$–	$5,001	$110

As of December 31, 2021	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
FedNat common stock	$14,495	$–	$13,074	$1,421
Total investments	$14,495	$–	$13,074	$1,421

FedNat Common Stock

As of June 30, 2022, the Company held 355,371 shares of FedNat Holding Company common stock (Nasdaq: FNHC). Of the total 1,773,102 shares of FedNat common stock which the Company had received as consideration for the Asset Sale, the Company has disposed of 1,417,731 shares. During the second quarter of 2022, the Company sold 435,000 shares of FedNat common stock on the open market. Pursuant to the Standstill Agreement entered into between the Company and FedNat at the closing of the Asset Sale, the Company is restricted as to the timing and number of FedNat shares it can dispose of.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Deconsolidation of Subsidiary

The Company’s original investment in FG Special Situations Fund, LP (the “Fund”), a Delaware limited partnership, consisted of an investment as both a limited and general partner. At the time of the Company’s initial investment into the Fund, in September 2020, the Company had determined that its investment represented an investment in a variable interest entity (“VIE”) in which the Company was the primary beneficiary and as such, had consolidated the financial results of the Fund through November 30, 2021. At each reporting date, the Company evaluates whether it remains the primary beneficiary and continuously reconsiders that conclusion. On December 1, 2021, the Company no longer had the power to govern the financial and operating policies of the Fund, and accordingly derecognized the related assets, liabilities, and noncontrolling interests of the Fund as of that date. The Company did not receive any consideration in the deconsolidation of the Fund, nor did it record any gain or loss upon deconsolidation as the Company carried its investment at fair value. The assets and liabilities of the Fund, over which the Company lost control, were as follows:

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Equity Method Investments

As of June 30, 2022, equity method investments include our investment in FG SPAC Partners, LP (“FGSP”). On January 4, 2021, FGSP was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGSP and holds a limited partner interest in FGSP directly and through its subsidiaries. FGSP participates as a co-sponsor of the SPACs launched under our SPAC Platform. We have recorded equity method losses from our investment in FGSP of approximately $0.1 million for the six months ended June 30, 2022. The carrying value of our investment in FGSP as of June 30, 2022 was approximately $2.4 million, all of which is in the form of undistributed earnings.

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

As previously discussed under the heading “Deconsolidation of Subsidiary,” equity method investments also include our investment in the Fund as of June 30, 2022. Until December 1, 2021, we had consolidated the Fund as a variable interest entity, however, effective December 1, 2021, we began accounting for this investment under the equity method of accounting. For the six months ended June 30, 2022, we received distributions in the approximate amount of $3.3 million from the Fund and recognized approximately $5.0 million in equity method losses through our investment in the Fund. As of June 30, 2022, the carrying value of our investment in the Fund was approximately $8.1 million.

Financial information for our investments accounted for under the equity method, in the aggregate, is as follows:

	As of June 30, 2022	As of December 31, 2021
(in thousands)
Other investments	$18,910	$25,936
Cash	125	72
Other assets	56	16
Total assets	19,091	26,024

Accounts payable	$30	$19
Other liabilities	1	–
Total liabilities	31	19

	Six months ended June 30, 2022	Six months ended June 30, 2021
(in thousands)
Net investment income (loss)	$(4,696)	$5,119
General and administrative expenses	(66)	(111)
Net income (loss)	(4,762)	5,008

Investments without Readily Determinable Fair Value

In addition to our equity method investments, other investments as listed on our balance sheet also consist of equity we have purchased in a limited partnership and a limited liability company for which there does not exist readily determinable fair values. The Company accounts for these investments at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of the same issuer. Any profit distributions the Company receives on these investments are included in net investment income. The Company’s total investment in these two entities was approximately $331,000 as of June 30, 2022. Both investments began returning capital to investors beginning in 2020. As of June 30, 2022, the Company has received approximately 57% of its initial $776,000 investment in these entities. There have been no upward or downward price adjustments to these investments for the six months ended June 30, 2022 and 2021.

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

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional investment managers and appraisers could be incorrect;

●	the past operating performance and cash flows generated from the investee’s operations may not reflect their future performance; and

●	the estimated fair values for investment for which observable market prices are not available are inherently imprecise.

We have not recorded an impairment on our investments for either of the six months ended June 30, 2022 and 2021.

Net investment income (loss) for the three and six months ended June 30, 2022 and 2021 is as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment income (loss):
Realized loss on FedNat common stock	$(5,914)	$(693)	$(8,791)	$(2,554)
Unrealized gain on FedNat common stock	5,299	–	8,073	–
Unrealized holding gain on private placement investments	–	1,513	–	5,116
Equity method earnings (loss)	(3,074)	1,362	(5,146)	1,457
Other	(25)	59	(195)	72
Net investment (loss) income	$(3,714)	$2,241	$(6,059)	$4,091

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

Financial instruments measured, on a recurring basis, at fair value as of June 30, 2022 and December 31, 2021 in accordance with the guidance promulgated by the FASB are as follows.

(in thousands)

As of June 30, 2022	Level 1	Level 2	Level 3	Total
FedNat common stock	$110	$–	$–	$110
	$110	$–	$–	$110

As of December 31, 2021
FedNat common stock	$1,421	$–	$–	$1,421
	$1,421	$–	$–	$1,421

Note 5. Loss and Loss Adjustment Expense Reserves

A significant degree of judgment is required to determine amounts recorded in the Company’s consolidated financial statements for the provision for loss and loss adjustment expense (“LAE”) reserves. The process for establishing this provision reflects the uncertainties and significant judgmental factors inherent in predicting future results of both known and unknown loss events. The process of establishing the provision for loss and LAE reserves relies on the judgment and opinions of many individuals, including the opinions of the Company’s management, as well as the management of ceding companies and their actuaries.

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

Under the terms of certain of our quota-share agreements, and due to the nature of claims and premium reporting, a lag exists between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. The reports we receive from our cedents have pre-determined due dates. In the case of the Company’s FAL contract, second quarter 2022 premium and loss information will not be made available to the Company until subsequent to the filing of this quarterly report. Thus, our second quarter results, including the loss and loss adjustment expense reserves presented herein, have been based upon a combination of actual results for the first quarter 2022 as well as forecasts for the remainder of 2022 reported to us by the ceding companies. We have approximated second quarter 2022 results under our contracts based upon this historical and forecasted information.

While the Company believes its estimate of loss and loss adjustment expense reserves are adequate as of June 30, 2022, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information is provided.

A summary of changes in outstanding loss and loss adjustment expense reserves for the six months ended June 30, 2022 and 2021, is as follows:

(in thousands)	Six months ended June 30,
	2022	2021
Balance, beginning of period, gross of reinsurance	$2,133	$–
Less: reinsurance recoverable on loss and LAE expense reserves	–	–
Balance, beginning of period, net of reinsurance	$2,133	$–
Incurred related to:	–	–
Current year	2,638	835
Prior year	753	–
Paid related to:
Current year	(1,590)	(157)
Prior years	(1,051)	–
Balance, June 30, net of reinsurance	$2,883	$678
Plus: reinsurance recoverable related to loss and LAE expense reserves	–	–
Balance, June 30, gross of reinsurance	$2,883	$678

Note 6. Income Taxes

A summary of income tax expense (benefit) is as follows:

(in thousands)	Six months ended June 30,
	2022	2021
Current income tax benefit – from continuing operations	$–	$–
Current income tax benefit – from discontinued operations	–	–
Total current income tax benefit	–	–

Deferred income tax benefit – from continuing operations	–	–
Deferred income tax benefit – from discontinued operations	–	–
Total deferred income tax benefit	–	–

Total income tax benefit – from continuing operations	–	–
Total income tax benefit – from discontinued operations	$–	$(145)
Total income tax benefit	$–	$(145)

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Actual income tax expense (benefit) differs from the income tax expense computed by applying the applicable effective federal and state tax rates to income before income tax expense as follows:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Provision for taxes at U.S, statutory marginal income tax rate of 21%	$(1,150)	$93	$(1,953)	$69
Valuation allowance for deferred tax assets deemed unrealizable	1,150	47	1,948	40
Rate differential due to CARES Act	–	–	–	–
Non-deductible expenses associated with the Share Repurchase Transaction	–	–	–	(114)
Net operating loss carryback	–	1		2
State income tax (net of federal benefit)	–	(140)	–	(140)
Share-based compensation	–		5	–
Other	–	(1)		(2)
Income tax expense (benefit)	$–	$–	$–	$(145)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes as compared to the amounts used for income tax purposes. The Company’s gross deferred tax assets and liabilities are $7.9 million and $0.2 million as of June 30, 2022. The Company has recorded a valuation allowance against its deferred tax assets of $7.7 million, as of June 30, 2022, due to the uncertain nature surrounding our ability to realize these tax benefits in the future. Significant components of the Company’s net deferred tax assets are as follows:

(in thousands)
	As of June 30, 2022	As of December 31, 2021
Deferred income tax assets:
Net operating loss carryforward	$3,678	$3,010
Loss and loss adjustment expense reserves	33	25
Unearned premium reserves	259	152
Capital loss carryforward	1,418	1,114
Share-based compensation	249	253
Investments	2,287	1,692
Other	4	3
Deferred income tax assets	$7,928	$6,249
Less: Valuation allowance	(7,663)	(5,715)
Deferred income tax assets net of valuation allowance	$265	$534

Deferred income tax liabilities:
Investments	$–	$369
Other	2	–
Deferred policy acquisition costs	263	165
Deferred income tax liabilities	$265	$534

Net deferred income tax asset (liability)	$–	$–

As of June 30, 2022, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $17.5 million, which will be available to offset future taxable income. Approximately $0.5 million expire on December 31, 2039, $0.1 million expire on December 31, 2040, and $1.6 million of the Company’s NOLs will expire on December 31, 2041. The remaining $15.3 million of the Company’s NOLs do not expire under current tax law. Additionally, the Company has approximately $2.3 million of capital loss carryforward that can only be used to offset capital gains and which will expire in December 2026 if not used prior.

As of June 30, 2022, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

As of June 30, 2022, the Company had 133,859 RSUs outstanding and 130,000 non-qualified stock options outstanding under its equity incentive plans.

RSUs Outstanding

The following table summarizes RSU activity for the six months ended June 30, 2022 and 2021.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2022	164,655	$4.35
Granted	—	—
Vested	(30,796)	4.45
Forfeited	—	—
Non-vested units, June 30, 2022	133,859	$4.33

Non-vested units, January 1, 2021	148,486	$5.44
Granted	—	—
Vested	(22,067)	5.46
Forfeited	—	—
Non-vested units, June 30, 2021	126,419	$5.44

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

Expected volatility	45.60%
Expected life (years)	10.00
Risk-free interest rate	1.15%
Dividend yield	0.00%

The following table summarizes activity for stock options issued for the six months ended June 30, 2022 and 2021.

Common Stock Options	Shares	Weighted Ave Exercise Price	Weighted Ave Remaining Contractual Term (yrs)	Weighted Ave Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2022	130,000	$3.38	9.04	$1.88	$49,400
Exercisable, January 1, 2022	–	$–	–	$–	$–
Granted				–	–
Exercised	–	–	–	–	–
Cancelled	–	–	–	–	–
Outstanding, June 30, 2022	130,000	$3.38	8.79	$1.88	$(249,600)
Exercisable, June 30, 2022	–	$–	–	$–	$–

Outstanding, January 1, 2021	–	$–	–	$–	$–
Exercisable, January 1, 2021	–	$–	–	$–	$–
Granted	130,000	3.38	10.00	1.88	–
Exercised	–	–	–	–	–
Cancelled	–	–	–	–	–
Outstanding, June 30, 2021	130,000	$3.38	9.54	$1.88	$781,300
Exercisable, June 30, 2021	–	$–	–	$–	$–

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

Total stock-based compensation expense for the six months ended June 30, 2022 and 2021 was approximately $115,000 and $247,000, respectively. As of June 30, 2022, total unrecognized stock compensation expense of approximately $495,000 remains, which will be recognized through December 31, 2026. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense.

Warrants

No warrants were granted or exercised during the six months ended June 30, 2022 and 2021. On February 24, 2022, 1,500,000 warrants with an exercise price of $15.00 expired. As of June 30, 2022, the Company did not have any warrants outstanding.

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

Joint Venture Agreement

On March 31, 2020, the Company entered into the Limited Liability Company Agreement of Fundamental Global Asset Management, LLC (“FGAM”), a newly formed joint venture owned 50% by each of the Company and FG. The purpose of FGAM is to sponsor, capitalize and provide strategic advice to investment managers in connection with the launch and/or growth of their asset management businesses and the investment products they sponsor (each, a “Sponsored Fund”).

FGAM is governed by a Board of Managers consisting of four managers, two of which have been appointed by each Member. The Company has appointed two of its independent directors to the Board of Managers of FGAM. Certain major actions, including any decision to sponsor a new investment manager, require the prior consent of both Members.

FG Special Situations Fund

As of June 30, 2022, the Company had invested $12.1 million, net of redemptions at cost, as a limited partner in the Fund. The general partner of the Fund, and the investment advisor of the Fund are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Portions of the Company’s investment into the Fund were used to sponsor the launch of SPACS affiliated with certain of our officers and directors.

Mr. Cerminara, our chairman, and Mr. Swets, our Chief Executive Officer and Director, are managers of the sponsor company of FG New America Acquisition Corp (“FGNA”). Mr. Cerminara, Mr. Swets and Mr. Baqar, our Executive Vice President and Chief Financial Officer, serve as managers of the sponsor companies of FG Merger and FG Acquisition. Until FGNA’s business combination with OppFi (NYSE: OPFI), Mr. Swets was the Chief Executive Officer and a Director of FGNA, Mr. Cerminara was the Director of FGNA, and Mr. Baqar was the Chief Financial Officer of FGNA. Until Aldel’s business combination with Hagerty, Mr. Swets served as Senior Advisor to Aldel, Mr. Baqar served as Chief Financial Officer of Aldel, and Mr. Cerminara served as a Director of Aldel. Messrs. Cerminara, Swets, and Baqar also hold financial interests in the SPACs and/or their sponsor companies. Mr. Swets serves as Chairman of FG Merger, while Messrs. Baqar and Cerminara serve as Director and Senior Advisor of FG Merger, respectively. Mr. Swets serves as Chief Executive Officer and Director of FG Acquisition. Mr. Baqar serves as Chief Financial Officer, Secretary and Director of FG Acquisition. Mr. Cerminara serves as Chairman of FG Acquisition.

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

Investment Advisory Agreement

FGSC, a wholly owned subsidiary of the Company, provides investment advisory services to FedNat, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions. In exchange for providing the investment advisory services, FedNat pays FGSC an annual fee of $100,000. The Investment Advisory Agreement expires on December 2, 2024.

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

Subsequent to June 30, 2022, the Shared Services Agreement has been amended to eliminate termination fees and to increase the termination notice from 120 days to 365 days.

The Company paid $912,500 to FGM under the Shared Services Agreement for each of the six months ended June 30, 2022 and 2021, respectively.

Note 9. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic and diluted:
Net income (loss) from continuing operations	$(5,478)	$440	$(9,301)	$328
Gain attributable to noncontrolling interests	–	(667)	–	(666)
Dividends declared on Series A Preferred Shares	(447)	(447)	(894)	(797)
Loss attributable to FG Financial Group, Inc. common shareholders from continuing operations	(5,925)	(674)	(10,195)	(1,135)
Weighted average common shares	6,775,501	5,010,377	6,589,296	5,001,731
Loss per common share from continuing operations	$(0.87)	$(0.13)	$(1.55)	$(0.23)

Gain from sale of former insurance business	$–	$–	–	$145
Weighted average common shares outstanding	6,775,501	5,010,377	6,589,296	5,001,731
Income per common share from discontinued operations	$–	$–	$–	$0.03

The following potentially dilutive securities outstanding as of June 30, 2022 and 2021 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of June 30,
	2022	2021
Warrants to purchase common stock	–	1,500,000
Options to purchase common stock	130,000	130,000
Restricted stock units	133,859	126,419
	263,859	1,756,419

Note 10. Commitments and Contingencies

Legal Proceedings:

As of June 30, 2022, the Company was not a party to any legal proceedings and was not aware of any material claims or actions pending or threatened against us. From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves.

Operating Lease Commitments:

In July 2021, the Company entered into a lease agreement for office space in St. Petersburg, FL. The lease had a term of 12 months. Total minimum rent over the 12-month term was approximately $17,000. Due to the short-term nature of the lease, the Company recognized lease expense on a straight-line basis over the term of the lease, with any variable lease payments recognized in the period in which the obligation for the payment occurred. Rent expense was approximately $10,000 for the six months ended June 30, 2022.

In April 2022, the Company entered into a lease agreement for office space in Itasca, IL. The lease has a term of 44 months beginning on May 1, 2022. Total minimum rent over the term of the lease is expected to be approximately $77,000. The Company has accounted for the lease under ASC 842. As of June 30, 2022, the right of use asset and lease liability are approximately $65,000, each, and held in “Other assets” and “Other liabilities” on the balance sheet. Rent expense was approximately $3,500 for the three months ended June 30, 2022. Future minimum lease commitments are as follows:

Year ending December 31,	Minimum Commitment
2022	$10,500
2023	21,000
2024	21,000
2025	15,750
Total	$68,250

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

Impact of Russian/Ukraine Conflict

Management is currently evaluating the impact of rising interest rates, inflation and the Russia-Ukraine war and has concluded that while it is reasonably possible that any of these could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these unaudited consolidated financial statements. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 11. Segment Reporting

The Company has two operating segments—insurance and asset management. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax. Our insurance segment consists of the operations of our Cayman Islands-based reinsurance subsidiary, FGRe, which, as of June 30, 2022, included our six reinsurance agreements, as well as the returns associated with the investments made by our reinsurance operations, which include the Company’s FedNat common stock investment, as well as a portion of our investments in the SPACs which we have sponsored. Our asset management segment includes our investment in the Fund, as well as our investment advisory agreement with FedNat.

The following table presents the financial information for each segment that is specifically identifiable or based on allocations using internal methodology as of and for the three and six months ended June 30, 2022 and 2021. The ‘other’ category in the table below consists largely of corporate general and administrative expenses which have not been allocated to a specific segment. Segment assets for the “other” category primarily consist of unrestricted cash in the amounts of $11.4 million and $9.1 million as of June 30, 2022 and 2021, respectively.

(in thousands) For the three months ended June 30, 2022	Insurance	Asset Management	Other	Total
Net premiums earned	$2,953	$–	$–	$2,953
Net investment income (loss)	64	(3,778)	–	(3,714)
Other income	–	26	–	26
Total revenue	3,017	(3,752)	–	(735)
Income (loss) before income tax	114	(3,555)	(2,037)	(5,478)

For the six months ended June 30, 2022
Net premiums earned	$5,426	$–	$–	$5,426
Net investment loss	(905)	(5,154)	–	(6,059)
Other income	–	50	–	50
Total revenue	4,521	(5,104)	–	(583)
Income (loss) before income tax	(547)	(5,118)	(3,636)	(9,301)

As of June 30, 2022
Segment assets	$15,295	$9,032	$12,946	$37,273

For the three months ended June 30, 2021
Net premiums earned	$937	$–	$–	$937
Net investment income (loss)	739	1,502	–	2,241
Other income	–	24	–	24
Total revenue	1,676	1,526	–	3,202
Income (loss) before income tax	540	1,430	(1,530)	440

For the six months ended June 30, 2021
Net premiums earned	$1,122	$–	$–	$1,122
Net investment income (loss)	(1,110)	5,201	–	4,091
Other income	–	79	–	79
Total revenue	12	5,280	–	5,292
Income (loss) before income tax	(1,589)	5,028	(3,111)	328

As of June 30, 2021
Segment assets	$13,620	$17,669	$11,403	$42,692

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

Management cautions that the forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation: general conditions in the global economy, including the impact of health and safety concerns from the current COVID-19 pandemic; our lack of operating history or established reputation in the reinsurance industry; our inability to obtain or maintain the necessary approvals to operate reinsurance subsidiaries; risks associated with operating in the reinsurance industry, including inadequately priced insured risks, credit risk associated with brokers we may do business with, and inadequate retrocessional coverage; our inability to execute on our investment and asset management strategy, including our strategy to invest in the risk capital of special purpose acquisition companies (SPACs); potential loss of value of investments; risk of becoming an investment company; fluctuations in our short-term results as we implement our new business strategy; risks of being unable to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; our limited operating history as a public company; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; potential conflicts of interest between us and our directors and executive officers; volatility or decline in the value of the shares of FedNat Holding Company common stock received by us as consideration in the sale of our insurance business or limitations and restrictions with respect to our ownership of such shares; risks of being a minority stockholder of FedNat Holding Company; risks associated with our related party transactions and investments; and risks associated with our investments in SPAC, including the failure of any such SPAC to complete its initial business combination. Our expectations and future plans and initiatives may not be realized. If one of these risks or uncertainties materializes, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. You are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements are made only as of the date hereof and do not necessarily reflect our outlook at any other point in time. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect new information, future events or developments.

Overview

FG Financial Group, Inc. (“FGF”, the “Company”, “we”, or “us”) is a reinsurance and asset management holding company. We focus on opportunistic collateralized and loss-capped reinsurance, while allocating capital in partnership with Fundamental Global®, and from time to time, other strategic investors, to SPAC and SPAC sponsor-related businesses. The Company’s principal business operations are conducted through its subsidiaries and affiliates. The Company also provides asset management services. From our inception in October 2012 through December 2019, we operated as an insurance holding company, writing property and casualty insurance throughout the states of Louisiana, Florida, and Texas. On December 2, 2019, we sold our three former insurance subsidiaries, and embarked upon our current strategy focused on reinsurance and asset management.

As of June 30, 2022, Fundamental Global GP, LLC, a privately owned asset management company (“FG”), and its affiliated entities, including Ballantyne Strong, Inc. (“BTN”), collectively beneficially owned approximately 58.8% of our common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG, and as Chairman of the board of directors of BTN.

Sale of Insurance Business

On December 2, 2019, we completed the sale of our insurance subsidiaries to FedNat Holding Company for a combination of cash and FedNat common stock. The shares of FedNat common stock we received in the Asset Sale were issued to us pursuant to a standstill agreement which provides certain limitations and restrictions with respect to the voting and sale or transfer of the securities until December 2024. As of June 30, 2022, we continue to hold 355,371 shares of FedNat common stock.

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

Analysis of Financial Condition

As of June 30, 2022 Compared to December 31, 2021

Investments

See Note 4, Investments and Fair Value Disclosure, for information regarding the Company’s investments held at fair value as of June 30, 2022 and December 31, 2021 and our holdings of FedNat Holding Company common stock.

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

Reinsurance Balances Receivable

Reinsurance balances receivable were $7.3 million as of June 30, 2022 compared to $3.9 million as of December 31, 2021, representing net amounts due to the Company under our quota-share agreements. As the Company estimates the ultimate premiums, loss expenses and other costs associated with some of these contracts, based on information received by us from the ceding companies, a significant portion of this balance is based on estimates and, ultimately, may not be collected by the Company.

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

Off Balance Sheet Arrangements

None.

Shareholders’ Equity

8.00% Cumulative Preferred Stock, Series A

On May 21, 2021, we completed the underwritten public offering of an additional 194,580 shares of our preferred stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”), for net proceeds of approximately $4.2 million. The total number of Series A Preferred Stock shares outstanding as of June 30, 2022 is 894,580.

Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, when, as and if declared by our Board of Directors. Dividends are payable out of amounts legally available therefore at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. Our Board of Directors declared the second quarter 2022 dividend on the shares of Series A Preferred Stock on August 11, 2022. The Series A Preferred Stock shares trade on the Nasdaq Stock Market under the symbol “FGFPP”.

FG FINANCIAL GROUP, INC.

Common Stock

In the fourth quarter of 2021, we sold a total of 750,000 shares of our common stock, at a price of $4.00 per share, for net proceeds of approximately $2.5 million. Also in the fourth quarter, the Company completed a rights offering to holders of its common stock. Pursuant to the rights offering, 691,735 shares were subscribed for, for net proceeds of approximately $2.7 million. The Company intends to use the net proceeds from the issuance of its common shares for working capital and other general corporate purposes.

In June 2022, we sold a total of 2,750,000 shares of our common stock in an underwritten public offering, at a price of $1.58 per share, for net proceeds of approximately $3.8 million. On August 2, 2022, ThinkEquity, the underwriter with respect to the public offering, partially exercised its overallotment option and we sold an additional 71,770 shares of our common stock, at a price of 1.58 per share, for net proceeds of $0.1 million. The Company intends to use the net proceeds from the underwritten public offering for working capital and other general corporate purposes.

Retirement of Treasury Stock

On August 19, 2021, the Board approved the retirement of all 1,281,511 common stock treasury shares owned by the Company. Accordingly, these shares have been classified as authorized, but unissued shares on the Company’s balance sheet, as of June 30, 2022.

Change in Shareholders’ Equity

The table below presents the primary components of changes to total shareholders’ equity for the six months ended June 30, 2022 and 2021.

	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity attributable to FG Financial Group, Inc.	Non-controlling Interests
Balance, January 1, 2021	700,000	4,988,310	1,281.511	$34,193	$–
Stock compensation expense	–	22,067	–	247	–
Series A Preferred Share issuance	194,580			4,217
Dividends declared on Series A Preferred Stock	–	–	–	(797)	–
Interests issued for contributed cash					657
Net loss	–	–	–	(193)	666
Balance, June 30, 2021	894,580	5,010,377	1,281,511	$37,667	$1,323

Balance, January 1, 2022	894,580	6,497,205	–	$34,009	$–
Stock compensation expense	–	30,796	–	115	–
Dividends declared on Series A Preferred Stock	–	–	–	(895)	–
Issuance of common stock	–	2,750,000	–	3,785	–
Net loss	–	–	–	(9,301)	–
Balance, June 30, 2022	894,580	9,278,001	–	$27,713	$–

Results of Operations

Three and Six Months Ended June 30, 2022 Compared with Three and Six Months Ended June 30, 2021

Net Premiums Earned

Net premiums earned represent actual premiums earned on our reinsurance agreements as well as estimated premiums earned on our FAL agreement. Our FAL estimates are based on information received from the ceding companies, whereby premiums are recorded, as written, in the same periods in which the underlying insurance contracts are written and are based on cession statements from cedents. These statements are received quarterly, in arrears; so, for any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period. For the six months ended June 30, 2022 and 2021, earned premiums are approximately $5.4 million and $1.1 million, respectively. The increase in reinsurance premiums was due primarily to the additional three reinsurance agreements signed during the year.

FG FINANCIAL GROUP, INC.

Net Investment Income

Net investment income (loss) for the three and six months ended June 30, 2022 and 2021 is as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment income (loss):
Realized loss on FedNat common stock	$(5,914)	$(693)	$(8,791)	$(2,554)
Unrealized gain on FedNat common stock	5,299	—	8,073	—
Unrealized holding gain on private placement investments	—	1,513	—	5,116
Equity method earnings (loss)	(3,074)	1,362	(5,146)	1,457
Other	(25)	59	(195)	72
Net investment (loss) income	$(3,714)	$2,241	$(6,059)	$4,091

Other Income

Other income was $50,000 compared to $79,000 for the six months ended June 30, 2022 and 2021, respectively, and is comprised of fees earned under the investment advisory agreements between the Company and FedNat. Also included in other income for the six months ended June 30, 2021 is approximately $30,000 in service fee revenue we have earned under our SPAC Platform, whereby we have provided certain accounting, regulatory, strategic advisory, and other administrative services.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses (“LAE”) for the three months ended June 30, 2022 and 2021, were $1.9 million and $0.7 million, respectively ($3.4M and $0.8M for the six months ended June 30, 2022 and 2021). As discussed under Note 5, Loss and Loss Adjustment Expense Reserves, a portion of this charge represents an estimate based upon a full calendar year forecast of results provided to us by the ceding companies under our FAL arrangements.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million to $4.0 million for the six months ended June 30, 2022, compared to $3.7 million for the six months ended June 30, 2021. The increase was primarily due to salaries and wages relating to the expansion of staff adding three new employees in the last quarter of 2021 as well as professional fees related to obtaining new reinsurance agreements.

FG FINANCIAL GROUP, INC.

Income Tax Expense (Benefit)

Our actual effective tax rate varies from the statutory federal income tax rates as shown in the following table.

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Provision for taxes at U.S, statutory marginal income tax rate of 21%	$(1,150)	$93	$(1,953)	$69
Valuation allowance for deferred tax assets deemed unrealizable	1,150	47	1,948	40
Rate differential due to CARES Act	–	–	–	–
Non-deductible expenses associated with the Share Repurchase Transaction	–	–	–	(114)
Net operating loss carryback	–	1		2
State income tax (net of federal benefit)	–	(140)	–	(140)
Share-based compensation	–		5	–
Other	–	(1)		(2)
Income tax expense (benefit)	$–	$–	$–	$(145)

On December 2, 2019, we completed the sale of our insurance subsidiaries to FedNat Holding Company for a combination of cash and FedNat common stock (the “Asset Sale”). Due to the Asset Sale, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. For the six months ended June 30, 2021, we recognized a gain from the sale of the insurance business of approximately $145,000. This was related to a final true-up and settlement in the current quarter, for income taxes due to the Company under the sale agreement.

As of June 30, 2022 and 2021, the Company has gross deferred tax assets of approximately $7.9 million and $4.1 million, respectively; however the Company has recorded a valuation allowance against all of its deferred tax assets due to the uncertain nature surrounding our ability to realize these tax benefits in the future, resulting in a net deferred income tax asset of $0 as of June 30, 2022 and 2021.

Net Loss

Information regarding our net loss and loss per share for the three months and six months ended June 30, 2022 and 2021 is as shown in the following table:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic and diluted:
Net income (loss) from continuing operations	$(5,478)	$440	$(9,301)	$328
Gain attributable to noncontrolling interests	–	(667)	–	(666)
Dividends declared on Series A Preferred Shares	(447)	(447)	(894)	(797)
Loss attributable to FG Financial Group, Inc. common shareholders from continuing operations	(5,925)	(674)	(10,195)	(1,135)
Weighted average common shares	6,775,501	5,010,377	6,589,296	5,001,731
Loss per common share from continuing operations	$(0.87)	$(0.13)	$(1.55)	$(0.23)

Gain from sale of former insurance business	$–	$–	–	$145
Weighted average common shares outstanding	6,775,501	5,010,377	6,589,296	5,001,731
Income per common share from discontinued operations	$–	$–	$–	$0.03

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

In June 2022, we sold a total of 2,750,000 shares of our common stock in an underwritten public offering, at a price of $1.58 per share, for net proceeds of approximately $3.8 million. On August 2, 2022, ThinkEquity, the underwriter with respect to the public offering partially exercised its overallotment option and we sold an additional 71,770 shares of our common stock, at a price of 1.58 per share, for net proceeds of $0.1 million. The Company intends to use the net proceeds from the underwritten public offering for working capital and other general corporate purposes

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the six months ended June 30, 2022 and 2021.

(in thousands)	Six months ended June 30,
Summary of Cash Flows	2022	2021
Cash and cash equivalents – beginning of period	$15,542	$12,132

Net cash used by operating activities	(1,014)	(5,854)
Net cash (used) provided by investing activities	(4,586)	76
Net cash provided (used) by financing activities	2,890	4,077
Net decrease in cash and cash equivalents	(2,710)	(1,701)

Cash and cash equivalents – end of period	$12,832	$10,431

For the six months ended June 30, 2022, net cash used by operating activities was approximately $1.0 million, the major drivers of which were as follows:

●	Our net loss of approximately $9.3 million for the period;
●	Approximately $8.0 million for a non-cash charge related to the unrealized holding gain, offset by $8.8 million in realized loss on sale associated with our shares of FedNat common stock; and
●	Approximately $8.3 million for a non-cash charge related to the unrealized holding gains on our various investments.

For the six months ended June 30, 2022, net cash used by investing activities was $4.6 million primarily related to our increased investment in the Fund to sponsor FG Merger and FG Acquisition. Net cash provided by financing activities was approximately $2.9 million, as a result of our common stock offering for approximately $3.8 million offset by cash dividends declared on our Series A Preferred Shares for approximately $0.9 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2022. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

FG FINANCIAL GROUP, INC.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2022, the Company was not a party to any legal proceedings and was not aware of any material claims or actions pending or threatened against us. From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
10.1*	Amended and Restated Shared Services Agreement, dated August 11, 2022, by and between FG Financial Group, Inc. and Fundamental Global Management, LLC.
31 .1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

FG FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FG FINANCIAL GROUP, INC.

Date:	August 11, 2022	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., Chief Executive Officer
(principal executive officer)

Date:	August 11, 2022	By:	/s/ Hassan R. Baqar
Hassan R. Baqar, Chief Financial Officer
(principal financial and accounting officer)

