Form 10-Q
period 2022-09-30
FG Financial Group, Inc.
filed 2022-11-09
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

(847) 773-1665

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

The number of shares outstanding of the registrant’s common stock as of November 9, 2022 was 9,394,040.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FG FINANCIAL GROUP, INC.

Consolidated Balance Sheets

($ in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Equity securities, at fair value (cost basis of $1,983 and $14,495, respectively)	$16	$1,421
Other investments	22,008	14,040
Cash and cash equivalents	9,647	15,542
Deferred policy acquisition costs	1,920	786
Reinsurance balances receivable	7,710	3,853
Funds deposited for benefit of reinsured companies	6,679	4,442
Other assets	943	745
Total assets	$48,923	$40,829

LIABILITIES
Loss and loss adjustment expense reserves	$4,133	$2,133
Unearned premium reserves	6,565	3,610
Accounts payable	361	502
Other liabilities	172	575
Total liabilities	$11,231	$6,820

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par and liquidation value, 1,000,000 shares authorized; 894,580 shares issued and outstanding as of September 30, 2022 and December 31, 2021	$22,365	$22,365
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,394,040 and 6,497,205 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	9	6
Additional paid-in capital	50,104	46,037
Accumulated deficit	(34,786)	(34,399)
Total shareholders’ equity	37,692	34,009
Total liabilities and shareholders’ equity	$48,923	$40,829

See accompanying notes to consolidated financial statements

FG FINANCIAL GROUP, INC.

Consolidated Statements of Operations

($ in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue:
Net premiums earned	$4,383	$1,099	$9,809	$2,221
Net investment income (loss)	11,174	(1,299)	5,114	2,792
Other income	214	67	266	146
Total revenue	15,771	(133)	15,189	5,159

Expenses:
Net losses and loss adjustment expenses	2,406	1,058	5,798	1,893
Amortization of deferred policy acquisition costs	1,109	202	2,427	633
General and administrative expenses	2,001	3,000	6,009	6,698
Total expenses	5,516	4,260	14,234	9,224

Income (loss) from continuing operations before income taxes	10,255	(4,393)	955	(4,065)
Income tax expense (benefit)	–	–	–	–
Net income (loss) from continuing operations	$10,255	$(4,393)	$955	$(4,065)
Discontinued operations:
Gain from sale of the Maison Business, net of taxes	–	–	–	145
Net income (loss)	10,255	(4,393)	955	(3,920)
Gain attributable to noncontrolling interests	–	569	–	1,235
Dividends declared on Series A Preferred Shares	447	448	1,342	1,245
Income (loss) attributable to FG Financial Group, Inc. common shareholders	$9,808	$(5,410)	$(387)	$(6,400)

Basic and diluted net income (loss) per common share:
Continuing operations	$1.05	$(1.08)	$(0.05)	$(1.31)
Discontinued operations	–	–	–	0.03
	$1.05	$(1.08)	$(0.05)	$(1.28)

Weighted average common shares outstanding:
Basic and diluted	9,333,709	5,032,615	7,564,017	5,012,139

See accompanying notes to consolidated financial statements

FG FINANCIAL GROUP, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

($ in thousands)

	Preferred Stock		Common Stock		Treasury Stock				Total Shareholders’ Equity attributable
	Shares Out-standing	Amount	Shares Out-standing	Amount	Shares Out-standing	Amount	Paid-in Capital	Accumulated Deficit	to FG Financial Group, Inc.	Non-controlling Interests
Balance, January 1, 2021	700,000	$17,500	4,988,310	$6	1,281,511	$(6,185)	$47,065	$(24,193)	$34,193	$–
Stock based compensation	–	–	22,067	–	–	–	177	–	177	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(350)	(350)	–
Interests issued for contributed cash	–	–	–	–	–	–	–	–	–	657
Net income (loss)	–	–	–	–	–	–	–	34	34	(1)
Balance, March 31, 2021	700,000	$17,500	5,010,377	$6	1,281,511	$(6,185)	$47,242	$(24,509)	$34,054	$656

Series A Preferred Share issuance	194,580	4,865	–	–	–	–	(648)	–	4,217	–
Stock based compensation	–	–	–	–	–	–	70	–	70	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(447)	(447)	–
Net (loss) income	–	–	–	–	–	–	–	(227)	(227)	667
Balance, June 30, 2021	894,580	$22,365	5,010,377	$6	1,281,511	$(6,185)	$46,664	$(25,183)	$37,667	$1,323

Retirement of Treasury Stock	–	–	–	(1)	(1,281,511)	6,185	(6,184)	–	–	–
Stock based compensation	–	–	41,094	–	–	–	129	–	129	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(448)	(448)	–
Interests issued for contributed cash	–	–	–	–	–	–	–	–	–	3,490
Net (loss) income	–	–	–	–	–	–	–	(4,962)	(4,962)	569
Balance, September 30, 2021	894,580	$22,365	5,051,471	$5	–	$–	$40,609	$(30,593)	$32,386	$5,382

Balance, January 1, 2022	894,580	$22,365	6,497,205	$6	–	$–	$46,037	$(34,399)	$34,009	$–
Stock based compensation	–	–	30,796	1	–	–	62	–	63	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(447)	(447)	–
Net loss	–	–	–	–	–	–	–	(3,823)	(3,823)	–
Balance, March 31, 2022	894,580	$22,365	6,528,001	$7	–	$–	$46,099	$(38,669)	$29,802	$–

Common stock issuance	–	–	2,750,000	2	–	–	3,781	–	3,784	–
Stock based compensation	–	–	–	–	–	–	53	–	52	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(447)	(447)	–
Net loss	–	–	–	–	–	–	–	(5,478)	(5,478)	–
Balance, June 30, 2022	894,580	$22,365	9,278,001	$9	–	$–	$49,933	$(44,594)	$27,713	$–

Common stock issuance	–	–	71,770	–	–	–	106	–	106	–
Stock based compensation	–	–	44,269	–	–	–	65	–	65	–
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	–	–	(447)	(447)	–
Net income	–	–	–	–	–	–	–	10,255	10,255	–
Balance, September 30, 2022	894,580	$22,365	9,394,040	$9	–	$–	$50,104	$(34,786)	$37,692	$–

See accompanying notes to consolidated financial statements

FG FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$955	$(3,920)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Net unrealized holding (gain) on equity investments	(10,521)	(2,670)
(Income) loss from equity method investments, net of distributions received	(2,880)	-
Net realized loss on sale of equity investments	11,263	4
Stock compensation expense	180	376
Purchase of investments by consolidated investment company subsidiary	–	(6,479)
Changes in operating assets and liabilities:
Current income taxes recoverable	–	1,724
Reinsurance balances receivable	(3,857)	(3,364)
Amounts held on deposit with reinsured companies	(2,237)	(274)
Deferred policy acquisition costs	(1,134)	(1,017)
Other assets and receivables	(121)	(344)
Loss and loss adjustment expense reserves	2,000	1,344
Unearned premium reserves	2,955	3,599
Accounts payable and other liabilities	(544)	627
Net cash used by operating activities	(3,941)	(10,394)

Cash flows from investing activities:
Purchases of furniture and equipment	(77)	(10)
Purchases of equity method investments	(6,795)	(73)
Distribution from equity method investments	1,521	–
Proceeds from sales of equity securities	664	–
Return of capital – other investments	185	155
Net cash (used) provided by investing activities	(4,502)	72

Cash flows from financing activities:
Payment of dividends on preferred shares	(1,341)	(1,245)
Proceeds from issuance of preferred stock, net	–	4,217
Proceeds from issuance of common stock, net	3,889	–
Cash contributions from non-controlling interests	–	4,147
Net cash provided by financing activities	2,548	7,119

Net decrease in cash and cash equivalents	(5,895)	(3,203)
Cash and cash equivalents at beginning of period	15,542	12,132
Cash and cash equivalents at end of period	$9,647	$8,929

See accompanying notes to consolidated financial statements.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Note 1. Nature of Business

FG Financial Group, Inc. (“FGF”, the “Company”, “we”, or “us”) is a reinsurance and asset management holding company. We focus on opportunistic collateralized and loss capped reinsurance, while allocating capital in partnership with Fundamental Global®, and from time to time, other strategic investors, to merchant banking activities. The Company’s principal business operations are conducted through its subsidiaries and affiliates. The Company also provides asset management services. From our inception in October 2012 through December 2019, we operated as an insurance holding company, writing property and casualty insurance throughout the states of Louisiana, Florida, and Texas. On December 2, 2019, we sold our three former insurance subsidiaries, and embarked upon our current strategy focused on reinsurance and asset management.

As of September 30, 2022, Fundamental Global GP, LLC, a private partnership focused on long-term strategic holdings (“FG”), and its affiliated entity, collectively beneficially owned approximately 60.0% of our common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

Sale of the Insurance Business

On December 2, 2019, we completed the sale (“Asset Sale”) of our insurance subsidiaries to FedNat Holding Company for a combination of cash and FedNat common stock. As of September 30, 2022, the Company held 137,871 shares of FedNat common stock. On October 2, 2022, the Company sold the remaining FedNat common stock shares held for approximately $30,000 of net proceeds.

Current Business

Our strategy has evolved to focus on opportunistic collateralized and loss capped reinsurance, with capital allocation to merchant banking activities. As part of our refined focus, we have adopted the following capital allocation philosophy:

“Grow intrinsic value per share with a long-term focus using fundamental research, allocating capital to asymmetric risk/reward opportunities.”

Currently, the business operates as a diversified holding company of insurance, reinsurance, asset management and our “Special purpose acquisition corporation (“SPAC”) Platform” businesses.

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

Reinsurance

The Company’s wholly owned reinsurance subsidiary, FG Reinsurance Ltd. (“FGRe”), a Cayman Islands limited liability company, provides specialty property and casualty reinsurance. FGRe has been granted a Class B (iii) insurer license in accordance with the terms of The Insurance Act (as revised) of the Cayman Islands and underlying regulations thereto and is subject to regulation by the Cayman Islands Monetary Authority (the “Authority”). The terms of the license require advance approval from the Authority should FGRe wish to enter into any reinsurance agreements which are not fully collateralized to their aggregate exposure limit. FGRe participates in a Funds at Lloyds (“FAL”) syndicate covering risks written by the syndicate during the 2021 and 2022 calendar years. On April 1, 2021, FGRe entered its second reinsurance contract with a leading insurtech company that provides automotive insurance utilizing driver monitoring to predictively segment and price drivers. In addition to renewing this contract for a second year, the Company added a second agreement with the automotive insurance provider as of April 1, 2022. Beginning January 1, 2022, FGRe participates in a quota share reinsurance contact with a startup homeowners’ insurance company. On April 1, 2022, FGRe entered a homeowners’ property catastrophe excess of loss reinsurance contract with a specialty insurance company covering loss occurrences from named tropical storms arising out of the Atlantic. On July 1, 2022, FGRe entered a contract with a specialty insurance company that provides hired and non-owned automotive insurance. These agreements limit exposure by loss-caps stipulated within the reinsurance contracts.

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

SPAC Platform

On December 21, 2020, we formed FG Management Solutions LLC (“FGMS”), formerly known as FG SPAC Solutions LLC, a Delaware company, to facilitate the launch of our “SPAC Platform”. Under the SPAC Platform, we provide various strategic, administrative, and regulatory support services to newly formed SPACs for a monthly fee. Additionally, the Company co-founded a partnership, FG Merchant Partners, LP (“FGMP”), formerly known as FG SPAC Partners, LP, to participate as a co-sponsor for newly formed SPACs. The Company also participates in the risk capital investments associated with the launch of such SPACs through its Asset Management business, specifically FG Special Situations Fund, LP. (“Fund”). As discussed in Note 4, the Company had consolidated the results of the Fund through November 30, 2021; however, effective December 1, 2021, the Company began accounting for its investment in the Fund under the equity method. The first transaction entered under the SPAC Platform occurred on January 11, 2021, by and among FGMS and Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (“Aldel”), a special purpose acquisition company which completed its business combination with Hagerty (NYSE: HGTY) on December 2, 2021. Under the services agreement between FGMS and Aldel Investors, LLC (the “Agreement”), FGMS provided accounting, regulatory, strategic advisory, and other administrative services to Aldel, which included assistance with negotiations with potential merger targets for the SPAC as well as assistance with the de-SPAC process.

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

Merchant Banking

In Q3 2022, the Company announced the expansion of its growth strategy through the formation of a merchant banking division. Company plans to expand the addressable market beyond SPACs to encompass a larger universe of opportunities including reverse mergers and sponsoring startups. Company believes this offers enhanced flexibility to capitalize on asymmetric risk/reward opportunities.

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Discontinued Operations

Due to the sale of all of the issued and outstanding equity of our previous insurance business on December 2, 2019, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. For the nine months ended September 30, 2021, we recognized a gain from the sale of this business for approximately $145,000. This was related to a final true-up and settlement in the first quarter of 2021, for income taxes due to the Company under the sale agreement. The following table presents a reconciliation of the major classes of line items constituting pretax profit (loss) of discontinued operations to the after-tax profit (loss) of discontinued operations that are presented in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2022 and 2021:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Pre-tax gain (loss) on sale	$–	$–	$–	$–
Income tax benefit	–	–	–	145
Net gain from sale of Maison Business	$–	$–	$–	$145

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, and deposits with reinsured companies. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of September 30, 2022 the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

Funds Deposited for benefit of Reinsured Companies

“Funds Deposited for benefit of Reinsured Companies” on the Company’s consolidated balance sheets includes amounts held by cedents provided to support our reinsurance contracts. On November 12, 2020, FGRe, our Cayman Islands based reinsurance subsidiary, initially funded a trust account at Lloyd’s with approximately $2.4 million cash, to collateralize its obligations under a quota-share agreement with a FAL syndicate. The initial contract covered our quota-share percentage of all risks written by the syndicate for the 2021 calendar year. On November 30, 2021, we entered into an agreement with the same syndicate, slightly increasing our quota-share percentage of the risks the syndicate writes for the 2022 calendar year. This resulted in FGRe’s posting an additional $1.0 million in cash collateral to the account. In June 2022, FGRe received approximately $0.4 million in a partial return of initial collateral. During 2021, we also posted cash collateral in the approximate amount of $1.0 million, to support our automotive insurance quota-share agreement entered on April 1, 2021. We entered into an additional agreement with the same automotive insurance company on April 1, 2022, and in the third quarter of 2022, we posted additional collateral of approximately $0.2 million. In the third quarter of 2022, FGRe posted cash collateral of approximately $1.1 million and received approximately $1.5 million in premiums from the cedent, to support the homeowners’ property catastrophe excess of loss reinsurance contract that became effective April 1, 2022. The cash is held in a segregated account until such time that the Company’s liability for losses ascribed have been commuted, or all losses have been closed or settled for this contract. The named tropical storm season starts June 1, 2022 and ends November 30, 2022.

As of September 30, 2022, and December 31, 2021, the total cash collateral posted to support all of our reinsurance treaties was approximately $6.7 million and $4.4 million, respectively.

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

The Company has also issued restricted stock units (“RSUs”) to certain of its employees and directors which have been accounted for as equity-based awards since, upon vesting, they are required to be settled in the Company’s common shares. We have used the fair value of the Company’s common stock on the date the RSUs were issued to estimate the grant date fair value of those RSUs which vest solely based upon the passage of time. The fair value of each RSU is recorded as compensation expense over the requisite service period, which is generally the expected period over which the awards will vest. In the case of those RSUs which vest upon market-based conditions, should the market-based condition be achieved prior to the expiration of the derived service period, any unrecognized cost will be recorded as compensation expense in the period in which the RSUs actually vest.

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of September 30, 2022.

Fair Value of Financial Instruments

The carrying values of certain financial instruments, including cash, short-term investments, deposits held, accounts payable, and other liabilities approximate fair value due to their short-term nature. The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 4 for further information on the fair value of the Company’s financial instruments.

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

Note 4. Investments and Fair Value Disclosures

The following table summarizes the Company’s investments held at fair value as of September 30, 2022 and December 31, 2021:

(in thousands)
As of September 30, 2022	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
FedNat common stock	$1,983	$–	$1,967	$16
Total investments	$1,983	$–	$1,967	$16

As of December 31, 2021	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
FedNat common stock	$14,495	$–	$13,074	$1,421
Total investments	$14,495	$–	$13,074	$1,421

FedNat Common Stock

As of September 30, 2022, the Company held 137,871 shares of FedNat Holding Company common stock (Nasdaq: FNHC). Of the total 1,773,102 shares of FedNat common stock which the Company had received as consideration for the Asset Sale, the Company has disposed of 1,635,231 shares. During the third quarter of 2022, the Company sold 217,500 shares of FedNat common stock on the open market. On October 2, 2022, the Company sold the remaining shares held of FedNat common stock for approximately $30,000 of net proceeds.

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

Equity Method Investments

Other investments on the Company’s Consolidated Balance Sheets consists of equity method investments, which as of September 30, 2022 includes our investment in FGMP and the Fund.

On January 4, 2021, FGMP was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGMP and holds a limited partner interest in FGMP directly and through its subsidiaries. FGMP participates as a co-sponsor of the SPACs launched under our SPAC Platform. For the nine months ended September 30, 2022, the Company has contributed $0.1 million into FGMP, and has recorded equity method gains of approximately $2.4 million. The carrying value of our investment in FGMP as of September 30, 2022 was approximately $4.9 million, all of which is in the form of undistributed earnings. Of the $4.9 million carrying value of our investment in FGMP, the Company may allocate up to approximately $1.0 million to incentivize and compensate individuals and entities for the successful merger of SPAC’s launched under our platform.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Certain investments held by our equity method investees are valued using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility and discount for lack of marketability of the underlying investment. Our investees estimate the volatility of these investments based on the historical performance of various broad market indices blended with various peer companies which they consider as having similar characteristics to the underlying investment, as well as consideration of price and volatility of relevant publicly traded securities such as SPAC warrants.

Equity method investments also include our investment in the Fund as of September 30, 2022. Until December 1, 2021, we had consolidated the Fund as a variable interest entity, however, effective December 1, 2021, we began accounting for this investment under the equity method of accounting. For the nine months ended September 30, 2022, the Company has contributed $6.7 million into the Fund, and has received distributions in the approximate amount of $3.3 million . The Company has recorded equity method gains from the Fund of approximately $3.6 million for the nine months ended September 30, 2022. As of September 30, 2022, the carrying value of our investment in the Fund was approximately $16.8 million.

Financial information for our investments accounted for under the equity method, in the aggregate, is as follows:

	As of September 30, 2022	As of December 31, 2021
(in thousands)
Other investments	$33,762	$25,936
Cash	130	72
Other assets	39	16
Total assets	33,931	26,024

Accounts payable	$42	$19
Other liabilities	–	–
Total liabilities	42	19

	Nine months ended September 30, 2022	Nine months ended September 30, 2021
(in thousands)
Net investment income (loss)	$8,170	$7,498
General and administrative expenses	(95)	(143)
Net income (loss)	8,075	7,355

Investments without Readily Determinable Fair Value

In addition to our equity method investments, other investments as listed on our balance sheet also consist of equity we have purchased in a limited partnership and a limited liability company for which there does not exist readily determinable fair values. The Company accounts for these investments at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investment of the same issuer. Any profit distributions the Company receives on these investments are included in net investment income. The Company’s total investment in these two entities was approximately $298,000 as of September 30, 2022. Both investments began returning capital to investors beginning in 2020. As of September 30, 2022, the Company has received approximately 62% of its initial $776,000 investment in these entities. There have been no upward or downward price adjustments to these investments for the nine months ended September 30, 2022 and 2021.

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

For equity method investments, such as the Company’s investments in FGMP and the Fund, evidence of a loss in value might include a series of operating losses of an investee, the absence of an ability to recover the carrying amount of the investment, or a deterioration in the value of the investee’s underlying assets. If these, or other indicators lead to the conclusion that there is a decrease in the value of the investment that is other than temporary, the Company would recognize that decrease in value even though the decrease may be in excess of what would otherwise be recognized under the equity method of accounting.

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional investment managers and appraisers could be incorrect;

●	the past operating performance and cash flows generated from the investee’s operations may not reflect their future performance; and

●	the estimated fair values for investment for which observable market prices are not available are inherently imprecise.

We have not recorded an impairment on our investments for either of the nine months ended September 30, 2022 or 2021.

Net investment income (loss) for the three and nine months ended September 30, 2022 and 2021 is as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income (loss):
Realized loss on FedNat common stock	$(2,472)	$-	$(11,441)	$-
Unrealized gain (loss) on FedNat common stock	2,448	(2,424)	10,521	(4,978)
Unrealized holding gain on private placement investments	–	4	–	5,120
Equity method earnings	11,226	1,070	6,080	2,527
Other	(28)	51	(46)	123
Net investment income (loss)	$11,174	$(1,299)	$5,114	$2,792

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

Financial instruments measured, on a recurring basis, at fair value as of September 30, 2022 and December 31, 2021 in accordance with the guidance promulgated by the FASB are as follows.

(in thousands)

As of September 30, 2022	Level 1	Level 2	Level 3	Total
FedNat common stock	$16	$–	$–	$16
	$16	$–	$–	$16

As of December 31, 2021
FedNat common stock	$1,421	$–	$–	$1,421
	$1,421	$–	$–	$1,421

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

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

Under the terms of certain of our quota-share agreements, and due to the nature of claims and premium reporting, a lag exists between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. The reports we receive from our cedents have pre-determined due dates. In the case of the Company’s FAL contracts, third quarter 2022 premium and loss information will not be made available to the Company until subsequent to the filing of this quarterly report. Thus, our third quarter results, including the loss and loss adjustment expense reserves presented herein, have been based upon a combination of actual results through the second quarter 2022 as well as forecasts for the remainder of 2022 reported to us by the ceding companies. We have approximated third quarter 2022 results under our contracts based upon this historical and forecasted information.

While the Company believes its estimate of loss and loss adjustment expense reserves are adequate as of September 30, 2022, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information is provided.

A summary of changes in outstanding loss and loss adjustment expense reserves for the nine months ended September 30, 2022 and 2021, is as follows:

(in thousands)	Nine months ended September 30,
	2022	2021
Balance, beginning of period, gross of reinsurance	$2,133	$–
Less: reinsurance recoverable on loss and LAE expense reserves	–	–
Balance, beginning of period, net of reinsurance	$2,133	$–
Incurred related to:	–	–
Current year	4,984	1,893
Prior year	814	–
Paid related to:
Current year	(2,568)	(549)
Prior years	(1,230)	–
Balance, September 30, net of reinsurance	$4,133	$1,344
Plus: reinsurance recoverable related to loss and LAE expense reserves	–	–
Balance, September 30, gross of reinsurance	$4,133	$1,344

Note 6. Income Taxes

A summary of income tax expense (benefit) is as follows:

(in thousands)	Nine months ended September 30,
	2022	2021
Current income tax benefit – from continuing operations	$–	$–
Current income tax benefit – from discontinued operations	–	–
Total current income tax benefit	–	–

Deferred income tax benefit – from continuing operations	–	–
Deferred income tax benefit – from discontinued operations	–	–
Total deferred income tax benefit	–	–

Total income tax benefit – from continuing operations	–	–
Total income tax benefit – from discontinued operations	$–	$(145)
Total income tax benefit	$–	$(145)

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Actual income tax expense (benefit) differs from the income tax expense computed by applying the applicable effective federal and state tax rates to income before income tax expense as follows:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Provision for taxes at U.S, statutory marginal income tax rate of 21%	$2,154	$(923)	$201	$(854)
Valuation allowance for deferred tax assets deemed unrealizable	(2,168)	1,041	(219)	1,081
Rate differential due to CARES Act	–	–	–	–
Non-deductible expenses associated with the Share Repurchase Transaction	2	–	2	-
Net operating loss carryback	–	-
State income tax (net of federal benefit)	–	-	–	(114)
Noncontrolling interests		(119)		(259)
Share-based compensation	12		16	–
Other	–	1		1
Income tax expense (benefit)	$–	$–	$–	$(145)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes as compared to the amounts used for income tax purposes. The Company’s gross deferred tax assets and liabilities are $7.9 million and $2.4 million as of September 30, 2022. The Company has recorded a valuation allowance against its deferred tax assets of $5.5 million, as of September 30, 2022, due to the uncertain nature surrounding our ability to realize these tax benefits in the future. Significant components of the Company’s net deferred tax assets are as follows:

(in thousands)
	As of September 30, 2022	As of December 31, 2021
Deferred income tax assets:
Net operating loss carryforward	$3,981	$3,010
Loss and loss adjustment expense reserves	48	25
Unearned premium reserves	276	152
Capital loss carryforward	2,929	1,114
Share-based compensation	241	253
Investments	413	1,692
Other	3	3
Deferred income tax assets	$7,891	$6,249
Less: Valuation allowance	(5,496)	(5,715)
Deferred income tax assets net of valuation allowance	$2,395	$534

Deferred income tax liabilities:
Investments	$1,989	$369
Other	3	–
Deferred policy acquisition costs	403	165
Deferred income tax liabilities	$2,395	$534

Net deferred income tax asset (liability)	$–	$–

As of September 30, 2022, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $19.0 million, which will be available to offset future taxable income. Approximately $0.5 million expire on December 31, 2039, $0.1 million expire on December 31, 2040, and $1.6 million of the Company’s NOLs will expire on December 31, 2041. The remaining $16.8 million of the Company’s NOLs do not expire under current tax law. Additionally, the Company has approximately $2.9 million of capital loss carryforward that can only be used to offset capital gains and which will expire in December 2026 if not used prior.

As of September 30, 2022, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Note 7. Equity Incentive Plan Grants

On December 15, 2021, our shareholders approved the FG Financial Group, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to attract and retain directors, consultants, officers and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2021 Plan is administered by the Compensation and Management Resources Committee of the Board and has a term of ten years. The 2021 Plan awards may be in the form of stock options (which may be incentive stock options or nonqualified stock options), stock appreciation rights (or “SARs”), restricted shares, restricted stock units (“RSUs”), and other share-based awards, and provides for a maximum of 1,500,000 shares available for issuance.

As of September 30, 2022, the Company had 272,815 RSUs outstanding, 25,000 restricted shares, and 130,000 non-qualified stock options outstanding under its equity incentive plans.

RSUs Outstanding

The following table summarizes RSU activity for the nine months ended September 30, 2022 and 2021.

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2022	164,655	$4.35
Granted	158,225	1.58
Vested	(50,065)	4.81
Forfeited	—	—
Non-vested units, September 30, 2022	272,815	$2.66

Non-vested units, January 1, 2021	148,486	$5.44
Granted	—	—
Vested	(63,161)	5.55
Forfeited	—	—
Non-vested units, September 30, 2021	85,325	$5.36

On December 17, 2021, we issued a total of 83,329 RSUs to our non-employee directors. The RSUs vest in five equal annual installments, beginning with the first anniversary of the grant date, other than those RSUs granted to a former director. As the former director made himself available to serve on the Board but was not elected to do so at the Company’s 2021 annual meeting of shareholders, the Board accelerated the vesting of his RSUs, such that they all vested on January 1, 2022. This included 14,492 RSUs granted on December 17, 2021, as well as an additional 15,224 RSUs previously granted. On August 19, 2022, we issued a total of 158,225 RSUs to our non-employee directors. The RSUs vest in five equal annual installments, beginning with the first anniversary of the grant date.

Restricted Shares

On July 31, 2022, the Company issued 25,000 restricted shares under the 2021 Equity Incentive Plan to an employee of the Company. The restriction will be lifted on the first anniversary of the grant date.

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

Expected volatility	45.60%
Expected life (years)	10.00
Risk-free interest rate	1.15%
Dividend yield	0.00%

The following table summarizes activity for stock options issued for the nine months ended September 30, 2022 and 2021.

Common Stock Options	Shares	Weighted Ave Exercise Price	Weighted Ave Remaining Contractual Term (yrs)	Weighted Ave Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2022	130,000	$3.38	9.04	$1.88	$49,400
Exercisable, January 1, 2022	–	$–	–	$–	$–
Granted				–	–
Exercised	–	–	–	–	–
Cancelled	–	–	–	–	–
Outstanding, September 30, 2022	130,000	$3.38	8.29	$1.88	$–
Exercisable, September 30, 2022	–	$–	–	$–	$–

Outstanding, January 1, 2021	–	$–	–	$–	$–
Exercisable, January 1, 2021	–	$–	–	$–	$–
Granted	130,000	3.38	10.00	1.88	–
Exercised	–	–	–	–	–
Cancelled	–	–	–	–	–
Outstanding, September 30, 2021	130,000	$3.38	9.29	$1.88	$193,700
Exercisable, September 30, 2021	–	$–	–	$–	$–

On January 18, 2021, the Company entered into an Equity Award Letter Agreement (the “Letter Agreement”) with Mr. Swets, pursuant to which the Company clarified its intention to grant an additional 370,000 stock options, restricted shares or restricted stock units pursuant to a future award (the “Future Award”), subject to the approval of an amended and/or new equity plan, among other conditions. Specifically, under the Letter Agreement, no such Future Award may be granted until there is a determination by the Compensation Committee of the specific vesting and other terms of the award.

Total stock-based compensation expense for the nine months ended September 30, 2022 and 2021 was approximately $180,000 and $376,000, respectively. As of September 30, 2022, total unrecognized stock compensation expense of approximately $718,000 remains, which will be recognized through December 31, 2026. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense.

Warrants

No warrants were granted or exercised during the nine months ended September 30, 2022 and 2021. On February 24, 2022, 1,500,000 warrants with an exercise price of $15.00 expired. As of September 30, 2022, the Company did not have any warrants outstanding.

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

Joint Venture Agreement

On March 31, 2020, the Company entered into a Limited Liability Company Agreement with Fundamental Global Asset Management, LLC (“FGAM”), a newly formed joint venture owned 50% by each of the Company and FG. The purpose of FGAM is to sponsor, capitalize and provide strategic advice to investment managers in connection with the launch and/or growth of their asset management businesses and the investment products they sponsor (each, a “Sponsored Fund”).

FGAM is governed by a Board of Managers consisting of four managers, two of which have been appointed by each Member. The Company has appointed two of its independent directors to the Board of Managers of FGAM. Certain major actions, including any decision to sponsor a new investment manager, require the prior consent of both Members.

FG Special Situations Fund

As of September 30, 2022, the Company had invested $12.1 million, net of redemptions at cost, as a limited partner in the Fund. The general partner of the Fund, and the investment advisor of the Fund are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Portions of the Company’s investment into the Fund were used to sponsor the launch of SPACs affiliated with certain of our officers and directors.

Mr. Cerminara, our chairman, and Mr. Swets, our Chief Executive Officer and Director, are managers of the sponsor company of FG New America Acquisition Corp (“FGNA”). Mr. Cerminara, Mr. Swets and Mr. Baqar, our Executive Vice President and Chief Financial Officer, serve as managers of the sponsor companies of FG Merger and FG Acquisition. Until FGNA’s business combination with OppFi (NYSE: OPFI), Mr. Swets was the Chief Executive Officer and a Director of FGNA, Mr. Cerminara was a Director of FGNA, and Mr. Baqar was the Chief Financial Officer of FGNA. Until Aldel’s business combination with Hagerty, Mr. Swets served as Senior Advisor to Aldel, Mr. Baqar served as Chief Financial Officer of Aldel, and Mr. Cerminara served as a Director of Aldel. Messrs. Cerminara, Swets, and Baqar also hold financial interests in the SPACs and/or their sponsor companies. Mr. Swets serves as Chairman of FG Merger, while Messrs. Baqar and Cerminara serve as Director and Senior Advisor of FG Merger, respectively. Mr. Swets serves as Chief Executive Officer and Director of FG Acquisition. Mr. Baqar serves as Chief Financial Officer, Secretary and Director of FG Acquisition. Mr. Cerminara serves as Chairman of FG Acquisition.

FG Merchant Partners

FGMP was formed to co-sponsor newly formed SPACs with their founders or partners. The Company is the sole managing member of the general partner of FGMP and holds a limited partner interest in FGMP. Certain of our directors and officers also hold limited partner interests in FGMP. Mr. Swets holds a limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. Mr. Baqar also holds a limited partner interest through Sequoia Financial LLC, an advisory firm for which Mr. Baqar is managing member. Mr. Cerminara also holds a limited partner interest through Fundamental Global, LLC, a holding company for which Mr. Cerminara is the manager and one of the members.

FGMP has invested in the founder shares and warrants of Aldel, FG Merger and FG Acquisition. Certain of our directors and officers are affiliated with these SPACs and their sponsor companies as described above.

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

In the third quarter of 2022, the Shared Services Agreement was amended to eliminate termination fees and to increase the termination notice from 120 days to 365 days.

The Company paid $1,368,000 to FGM under the Shared Services Agreement for each of the nine months ended September 30, 2022 and 2021, respectively.

Note 9. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021.

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic and diluted:
Net income (loss) from continuing operations	$10,255	$(4,393)	$955	$(4,065)
Gain attributable to noncontrolling interests	–	(569)	–	(1,235)
Dividends declared on Series A Preferred Shares	(447)	(448)	(1,342)	(1,245)
Income (loss) attributable to FG Financial Group, Inc. common shareholders from continuing operations	9,808	(5,410)	(387)	(6,545)
Weighted average common shares	9,333,709	5,032,615	7,564,017	5,012,139
Income (loss) per common share from continuing operations	$1.05	$(1.08)	$(0.05)	$(1.31)

Gain from sale of former insurance business	$–	$–	–	$145
Weighted average common shares outstanding	9,333,709	5,032,615	7,564,017	5,012,139
Income per common share from discontinued operations	$–	$–	$–	$0.03

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

The following potentially dilutive securities outstanding as of September 30, 2022 and 2021 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of September 30,
	2022	2021
Warrants to purchase common stock	–	1,500,000
Options to purchase common stock	130,000	130,000
Restricted Shares	25,000	-
Restricted stock units	272,815	85,325
	427,815	1,715,325

Note 10. Commitments and Contingencies

Legal Proceedings:

As of September 30, 2022, the Company was not a party to any legal proceedings and was not aware of any material claims or actions pending or threatened against us. From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves.

Operating Lease Commitments:

In July 2021, the Company entered into a lease agreement for office space in St. Petersburg, FL. The lease had a term of 12 months. Total minimum rent over the 12-month term was approximately $17,000. Due to the short-term nature of the lease, the Company recognized lease expense on a straight-line basis over the term of the lease, with any variable lease payments recognized in the period in which the obligation for the payment occurred. Rent expense was approximately $10,000 for the nine months ended September 30, 2022.

In April 2022, the Company entered into a lease agreement for office space in Itasca, IL. The lease has a term of 44 months beginning on May 1, 2022. Total minimum rent over the term of the lease is expected to be approximately $77,000. The Company has accounted for the lease under ASC 842. As of September 30, 2022, the right of use asset and lease liability are approximately $61,000, each, and held in “Other assets” and “Other liabilities” on the balance sheet. Rent expense was approximately $8,800 for the nine months ended September 30, 2022. Future minimum lease commitments are as follows:

Year ending December 31,	Minimum Commitment
2022	$5,250
2023	21,000
2024	21,000
2025	15,750
Total	$63,000

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

FG FINANCIAL GROUP, INC.

Notes to Consolidated Financial Statements

Note 11. Segment Reporting

The Company has two operating segments—insurance and asset management. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax. Our insurance segment consists of the operations of our Cayman Islands-based reinsurance subsidiary, FGRe, which, as of September 30, 2022, included our seven reinsurance agreements, as well as the returns associated with the investments made by our reinsurance operations, which include the Company’s FedNat common stock investment, as well as a portion of our investments in the SPACs which we have sponsored. Our asset management segment includes our investment in the Fund, as well as our investment advisory agreement with FedNat.

The following table presents the financial information for each segment that is specifically identifiable or based on allocations using internal methodology as of and for the three and nine months ended September 30, 2022 and 2021. The ‘other’ category in the table below consists largely of corporate general and administrative expenses which have not been allocated to a specific segment. Segment assets for the “other” category primarily consist of unrestricted cash in the amounts of $8.7 million and $8.2 million as of September 30, 2022 and 2021, respectively.

(in thousands) For the three months ended September 30, 2022	Insurance	Asset Management	Other	Total
Net premiums earned	$4,383	$–	$–	$4,383
Net investment income	2,468	8,706	–	11,174
Other income	–	89	125	214
Total revenue	6,851	8,795	125	15,771
Income (loss) before income tax	3,274	8,798	(1,817)	10,255

For the nine months ended September 30, 2022
Net premiums earned	$9,809	$–	$–	$9,809
Net investment income	1,562	3,552	–	5,114
Other income	–	141	125	266
Total revenue	11,371	3,693	125	15,189
Income (loss) before income tax	2,728	3,680	(5,453)	955

As of September 30, 2022
Segment assets	$21,662	$17,777	$9,484	$48,923

For the three months ended September 30, 2021
Net premiums earned	$1,099	$–	$–	$1,099
Net investment income (loss)	2,784	(4,083)	–	(1,299)
Other income	–	67	–	67
Total revenue	3,883	(4,016)	–	(133)
Income (loss) before income tax	2,276	(4,123)	(2,546)	(4,393)

For the nine months ended September 30, 2021
Net premiums earned	$2,221	$–	$–	$2,221
Net investment income	1,674	1,118	–	2,792
Other income	–	146	–	146
Total revenue	3,895	1,264	–	5,159
Income (loss) before income tax	686	905	(5,656)	(4,065)

As of September 30, 2021
Segment assets	$13,452	$21,382	$9,016	$43,850

Note 12. Subsequent Events

On October 11, 2022, the Company invested $2.0 million into FG Communities, Inc, a self-managed real estate investment company focused on a growing portfolio of manufactured housing communities which are owned and operated by FG Communities, Inc.

On October 19, 2022, the Company entered into an Agreement and Plan of Merger, dated as of October 19, 2022 by and between the Company and FG Financial Group, Inc., a Nevada corporation and a wholly owned subsidiary of the Company, pursuant to which the Company will be reincorporated from Delaware to Nevada. The Plan of Merger was adopted and approved by the board of directors of the Company by unanimous written consent on October 14, 2022. Consummation of the reincorporation is subject to the adoption and approval of the Plan of Merger by the holders of a majority of the outstanding common stock of the Company.

On November 3, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time through the Sales Agent, shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), having an aggregate offering price of up to $2,575,976, subject to the terms and conditions of the Sales Agreement. The Company filed a prospectus supplement to its registration statement on Form S-3. Under the Sales Agreement, the Sales Agent may sell the Shares in sales deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through The Nasdaq Global Market or any other existing trading market for the Common Stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. The Company may instruct the Sales Agent not to sell the shares of Common Stock if the sales cannot be effected at or above the price designated by the Company from time to time. The Company is not obligated to make any sales of the shares under the Sales Agreement.

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

Management cautions that the forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation: general conditions in the global economy, including the impact of health and safety concerns from the current COVID-19 pandemic; our lack of operating history or established reputation in the reinsurance industry; our inability to obtain or maintain the necessary approvals to operate reinsurance subsidiaries; risks associated with operating in the reinsurance industry, including inadequately priced insured risks, credit risk associated with brokers we may do business with, and inadequate retrocessional coverage; our inability to execute on our investment and asset management strategy, including our strategy to invest in the risk capital of special purpose acquisition companies (SPACs); potential loss of value of investments; risk of becoming an investment company; fluctuations in our short-term results as we implement our new business strategy; risks of being unable to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; our limited operating history as a public company; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; potential conflicts of interest between us and our directors and executive officers;; risks associated with our related party transactions and investments; and risks associated with our investments in SPAC, including the failure of any such SPAC to complete its initial business combination. Our expectations and future plans and initiatives may not be realized. If one of these risks or uncertainties materializes, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. You are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements are made only as of the date hereof and do not necessarily reflect our outlook at any other point in time. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect new information, future events or developments.

Overview

FG Financial Group, Inc. (“FGF”, the “Company”, “we”, or “us”) is a reinsurance and asset management holding company. We focus on opportunistic collateralized and loss-capped reinsurance, while allocating capital in partnership with Fundamental Global®, and from time to time, other strategic investors, to merchant banking activities. The Company’s principal business operations are conducted through its subsidiaries and affiliates. The Company also provides asset management services. From our inception in October 2012 through December 2019, we operated as an insurance holding company, writing property and casualty insurance throughout the states of Louisiana, Florida, and Texas. On December 2, 2019, we sold our three former insurance subsidiaries, and embarked upon our current strategy focused on reinsurance and asset management.

As of September 30, 2022, Fundamental Global GP, LLC, a private partnership focused on long-term strategic holdings (“FG”), and its affiliated entity collectively beneficially owned approximately 60.0% of our common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

Sale of Insurance Business

On December 2, 2019, we completed the sale of our insurance subsidiaries to FedNat Holding Company for a combination of cash and FedNat common stock. As of September 30, 2022, the Company held 137,871 shares of FedNat common stock. On October 2, 2022, the Company sold the remaining FedNat common stock shares held for approximately $30,000 of net proceeds.

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

Analysis of Financial Condition

As of September 30, 2022 Compared to December 31, 2021

Investments

See Note 4, Investments and Fair Value Disclosure, for information regarding the Company’s investments held at fair value as of September 30, 2022 and December 31, 2021 and our holdings of FedNat Holding Company common stock.

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

Reinsurance Balances Receivable

Reinsurance balances receivable were $7.7 million as of September 30, 2022 compared to $3.9 million as of December 31, 2021, representing net amounts due to the Company under our quota-share agreements. As the Company estimates the ultimate premiums, loss expenses and other costs associated with some of these contracts, based on information received by us from the ceding companies, a significant portion of this balance is based on estimates and, ultimately, may not be collected by the Company.

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

Off Balance Sheet Arrangements

None.

Shareholders’ Equity

8.00% Cumulative Preferred Stock, Series A

On May 21, 2021, we completed the underwritten public offering of an additional 194,580 shares of our preferred stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”), for net proceeds of approximately $4.2 million. The total number of Series A Preferred Stock shares outstanding as of September 30, 2022 is 894,580.

Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, when, as and if declared by our Board of Directors. Dividends are payable out of amounts legally available therefore at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. Our Board of Directors declared the third quarter 2022 dividend on the shares of Series A Preferred Stock on November 9, 2022. The Series A Preferred Stock shares trade on the Nasdaq Stock Market under the symbol “FGFPP”.

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

Retirement of Treasury Stock

On August 19, 2021, the Board approved the retirement of all 1,281,511 common stock treasury shares owned by the Company. Accordingly, these shares have been classified as authorized, but unissued shares on the Company’s balance sheet, as of September 30, 2022.

Change in Shareholders’ Equity

The table below presents the primary components of changes to total shareholders’ equity for the nine months ended September 30, 2022 and 2021.

	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity attributable to FG Financial Group, Inc.	Non-controlling Interests
Balance, January 1, 2021	700,000	4,988,310	1,281,511	$34,193	$–
Retirement of Treasury Stock	-	-	(1,281,511)
Stock compensation	–	63,161	–	376	–
Series A Preferred Share issuance	194,580			4,217
Dividends declared on Series A Preferred Stock	–	–	–	(1,245)	–
Interests issued for contributed cash					4,147
Net loss	–	–	–	(5,155)	1,235
Balance, September 30, 2021	894,580	5,051,471	–	$32,386	$5,382

Balance, January 1, 2022	894,580	6,497,205	–	$34,009	$–
Stock compensation	–	75,065	–	180	–
Dividends declared on Series A Preferred Stock	–	–	–	(1,341)	–
Issuance of common stock	–	2,821,770	–	3,889	–
Net income	–	–	–	955	–
Balance, September 30, 2022	894,580	9,394,040	–	$37,692	$–

Results of Operations

Three and Nine Months Ended September 30, 2022 Compared with Three and Nine Months Ended September 30, 2021

Net Premiums Earned

Net premiums earned represent actual premiums earned on our reinsurance agreements as well as estimated premiums earned on our FAL agreement disclosed previously. For the nine months ended September 30, 2022 and 2021, earned premiums are approximately $9.8 million and $2.2 million, respectively. For the three months ended September 30, 2022 and 2021, earned premiums are approximately $4.4 million and $1.1 million, respectively. The increase in reinsurance premiums was due primarily to the additional reinsurance agreements signed during the current year.

FG FINANCIAL GROUP, INC.

Net Investment Income

Net investment income (loss) for the three and nine months ended September 30, 2022 and 2021 is as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income (loss):
Realized loss on FedNat common stock	$(2,472)	$—	$(11,441)	$—
Unrealized gain (loss) on FedNat common stock	2,448	(2,424)	10,521	(4,978)
Unrealized holding gain on private placement investments	—	4	—	5,120
Equity method earnings	11,226	1,070	6,080	2,527
Other	(28)	51	(46)	123
Net investment income (loss)	$11,174	$(1,299)	$5,114	$2,792

Other Income

Other income was approximately $266,000 compared to $146,000 for the nine months ended September 30, 2022 and 2021, respectively, and is comprised of fees earned under the investment advisory agreements between the Company and FedNat. Also included in other income for the nine months ended September 30 2022 and 2021 is service fee revenue we have earned under our SPAC Platform, whereby we provide certain accounting, regulatory, strategic advisory, and other administrative services.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses (“LAE”) for the three months ended September 30, 2022 and 2021, were $2.4 million and $1.1 million, respectively ($5.8 million and $1.9 million for the nine months ended September 30, 2022 and 2021). As discussed under Note 5, Loss and Loss Adjustment Expense Reserves, a portion of this charge represents an estimate based upon a full calendar year forecast of results provided to us by the ceding companies under our FAL arrangements.

General and Administrative Expenses

General and administrative expenses decreased by $0.7 million to $6.0 million for the nine months ended September 30, 2022, compared to $6.7 million for the nine months ended September 30, 2021. The decrease was primarily due to lower legal professional fees and stock compensation. General and administrative expenses decreased by $1.0 million to $2.0 million for the three months ended September 30, 2022, compared to $3.0 million for the three months ended September 30, 2021 primarily due to reduction in professional fees and salaries and benefits.

FG FINANCIAL GROUP, INC.

Income Tax Expense (Benefit)

Our actual effective tax rate varies from the statutory federal income tax rates as shown in the following table.

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Provision for taxes at U.S, statutory marginal income tax rate of 21%	$2,154	$(923)	$201	$(854)
Valuation allowance for deferred tax assets deemed unrealizable	(2,168)	1,041	(219)	1,081
Rate differential due to CARES Act	–	–	–	–
Non-deductible expenses associated with the Share Repurchase Transaction	2	–	2	–
Net operating loss carryback	–
Noncontrolling interests	-	(119)		(259)
State income tax (net of federal benefit)	–		–	(114)
Share-based compensation	12		16	–
Other	–	1		1
Income tax expense (benefit)	$–	$–	$–	$(145)

On December 2, 2019, we completed the sale of our insurance subsidiaries to FedNat Holding Company for a combination of cash and FedNat common stock (the “Asset Sale”). Due to the Asset Sale, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. For the nine months ended September 30, 2021, we recognized a gain from the sale of the insurance business of approximately $145,000. This was related to a final true-up and settlement for income taxes due to the Company under the sale agreement.

As of September 30, 2022 and 2021, the Company has gross deferred tax assets of approximately $7.9 million and $5.3 million, respectively; however the Company has recorded a valuation allowance against all of its deferred tax assets due to the uncertain nature surrounding our ability to realize these tax benefits in the future, resulting in a net deferred income tax asset of $0 as of September 30, 2022 and 2021.

Net Income (Loss)

Information regarding our net income (loss) and income (loss) per share for the three months and nine months ended September 30, 2022 and 2021 is as shown in the following table:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic and diluted:
Net income (loss) from continuing operations	$10,255	$(4,393)	$955	$(4,065)
Gain attributable to noncontrolling interests	–	(569)	–	(1,235)
Dividends declared on Series A Preferred Shares	(447)	(448)	(1,342)	(1,245)
Income (loss) attributable to FG Financial Group, Inc. common shareholders from continuing operations	9,808	(5,410)	(387)	(6,545)
Weighted average common shares	9,333,709	5,032,615	7,564,017	5,012,139
Income (loss) per common share from continuing operations	$1.05	$(1.08)	$(0.05)	$(1.31)

Gain from sale of former insurance business	$–	$–	–	$145
Weighted average common shares outstanding	9,333,709	5,032,615	7,564,017	5,012,139
Income per common share from discontinued operations	$–	$–	$–	$0.03

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

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the nine months ended September 30, 2022 and 2021.

(in thousands)	Nine months ended September 30,
Summary of Cash Flows	2022	2021
Cash and cash equivalents – beginning of period	$15,542	$12,132

Net cash used by operating activities	(3,941)	(10,394)
Net cash (used) provided by investing activities	(4,502)	72
Net cash provided by financing activities	2,548	7,119
Net decrease in cash and cash equivalents	(5,895)	(3,203)

Cash and cash equivalents – end of period	$9,647	$8,929

For the nine months ended September 30, 2022, net cash used by operating activities was approximately $3.9 million, the major drivers of which were as follows:

●	Our net income of approximately $1.0 million for the period;
●	Approximately $(10.5) million for a non-cash charge related to the unrealized holding gain, offset by $11.2 million in realized loss on sale associated with our shares of FedNat common stock; and
●	Approximately $(2.9) million for a non-cash charge related to the unrealized holding gains on our various investments.
●	Approximately $(2.7) million increase to amounts held on deposit with reinsured companies.

For the nine months ended September 30, 2022, net cash used by investing activities was $4.5 million primarily related to our increased investment in the Fund to sponsor FG Merger and FG Acquisition. Net cash provided by financing activities was approximately $2.5 million, as a result of our common stock offering for approximately $3.8 million offset by cash dividends declared on our Series A Preferred Shares for approximately $1.3 million.

FG FINANCIAL GROUP, INC.

For the nine months ended September 30, 2021, net cash used by operating activities was approximately $10.4 million, the major drivers of which were as follows:

●	Our net loss for the period of approximately $3.9 million
●	An adjustment to our net loss for approximately $2.7 million related to unrealized losses on our equity investments.
●	An adjustment to our net loss of approximately $(3.4) million reflecting the increase in amounts due to us under our reinsurance quota share agreements.
●	A cash outflow of approximately $6.5 million for our consolidated Fund investments in private placement securities. As this investment was made by our investment company subsidiary, we were required to show these cash outflows as operating activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15I promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FG FINANCIAL GROUP, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2022, the Company was not a party to any legal proceedings and was not aware of any material claims or actions pending or threatened against us. From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of October 19, 2022, by and between the Company and FG Financial Group, Inc., a Nevada corporation (incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2022).
3.1	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of FG Financial Group, Inc., dated September 27, 2022 (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2022).
3.2	Certificate of Correction, dated October 11, 2022, to the Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation of FG Financial Group, Inc (incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2022).
31 .1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

FG FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FG FINANCIAL GROUP, INC.

Date:	November 9, 2022	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., Chief Executive Officer
(principal executive officer)

Date:	November 9, 2022	By:	/s/ Hassan R. Baqar
Hassan R. Baqar, Chief Financial Officer
(principal financial and accounting officer)