Form 10-K
period 2022-12-31
FG Financial Group, Inc.
filed 2023-03-24
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number 001-36366

FG Financial Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-1119100
(State of incorporation)	(I.R.S Employer Identification No.)

104 S. Walnut Street, Unit 1A, Itasca, IL	60143
(Address of principal executive offices)	(Zip Code)

(847)-773-1665

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	FGF	The Nasdaq Stock Market LLC
8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share	FGFPP	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On June 30, 2022, the aggregate market value of the Registrant’s common stock held by non-affiliates was $5,350,642, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 24, 2023, the total number of shares outstanding of the Registrant’s common stock was 9,437,659.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FG FINANCIAL GROUP, INC.

FG FINANCIAL GROUP, INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “can,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “evaluate,” “forecast,” “goal,” “guidance,” “indicate,” “intend,” “likely,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probable,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “view,” “will,” “would,” “will be,” “will continue,” “will likely result” or the negative thereof or other variations thereon or comparable terminology. In particular, discussions and statements regarding the Company’s future business plans and initiatives are forward-looking in nature. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these to be reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, and may impact our ability to implement and execute on our future business plans and initiatives. Management cautions that the forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, general conditions in the global economy, including the impact of health and safety concerns from the COVID-19 coronavirus pandemic; our lack of operating history or established reputation in the reinsurance industry; our inability to obtain or maintain the necessary approvals to operate reinsurance subsidiaries; risks associated with operating in the reinsurance industry, including inadequately priced insured risks, credit risk associated with brokers we may do business with, and inadequate retrocessional coverage; our inability to execute on our investment and investment management strategy and potential loss of value of investments; risk of becoming an investment company; fluctuations in our short-term results as we implement our new business strategy; risks of not being unable to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; our limited operating history as a public company; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; and potential conflicts of interest between us and our directors and executive officers.

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

FG FINANCIAL GROUP, INC.

ITEM 1. BUSINESS

Overview

FG Financial Group, Inc. (“FGF”, the “Company”, “we”, or “us”) is a reinsurance, merchant banking and asset management holding company. We focus on opportunistic collateralized and loss capped reinsurance, while allocating capital in partnership with Fundamental Global®, and from time to time, other strategic investors, to merchant banking activities. The Company’s principal business operations are conducted through its subsidiaries and affiliates. The Company also provides asset management services. From our inception in October 2012 through December 2019, we operated as an insurance holding company, writing property and casualty insurance throughout the states of Louisiana, Florida, and Texas. On December 2, 2019, we sold our three former insurance subsidiaries, and embarked upon our current strategy focused on reinsurance, merchant banking and asset management.

As of December 31, 2022, Fundamental Global GP, LLC (“FG”), a private partnership focused on long-term strategic holdings, and its affiliated entity, collectively beneficially owned approximately 60.0% of our common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

Reincorporation

Effective at 5:01 p.m. ET on December 9, 2022, the Company completed its reincorporation from a Delaware corporation to a Nevada corporation (the “Reincorporation”). The Reincorporation was accomplished by means of a merger by and between the Company and its former wholly owned subsidiary FG Financial Group, Inc., a Nevada corporation. As of December 9, 2022, the rights of the Company’s stockholders began to be governed by the Nevada corporation laws, our Amended and Restated Nevada Articles of Incorporation and our Nevada Bylaws. The Reincorporation was approved by the Company’s stockholders at a special meeting held on December 6, 2022.

Other than the change in the state of incorporation, the Reincorporation did not result in any change in the business, physical location, management, assets, liabilities or net worth of the Company, nor did it result in any change in location of the Company’s employees, including the Company’s management.

The Reincorporation did not alter any stockholder’s percentage ownership interest or number of shares owned in the Company and the Company’s common stock continues to be quoted on the Nasdaq Global Market under the same symbol “FGF” and the 8.00% Cumulative Preferred Stock, Series A of the Company continues to be quoted on the Nasdaq Global Market under the same symbol, “FGFPP.”

Sale of the Insurance Business

On December 2, 2019, we completed the sale of our insurance subsidiaries to FedNat Holding Company for a combination of cash and FedNat common stock (the “Asset Sale”). The Company sold the remaining FedNat common stock shares held in October 2022.

Current Business

Our strategy has evolved to focus on opportunistic collateralized and loss-capped reinsurance, with capital allocation to merchant banking activities with asymmetrical risk/reward opportunities. As part of our refined focus, we have adopted the following capital allocation philosophy:

“Grow intrinsic value per share with a long-term focus using fundamental research, allocating capital to asymmetric risk/reward opportunities.”

Currently, the business operates as a diversified holding company of insurance, reinsurance, asset management, our Special Purpose Acquisition Corporation (“SPAC”) Platform businesses, and merchant banking division.

Insurance

Sponsor Protection Coverage and Risk, Inc. is being formed as a special purpose captive in South Carolina to provide reinsurance coverage for Sides A, B, & C Directors and Officers Liability insurance coverage for related and unrelated entities of Fundamental Global Reinsurance Ltd. (“FGRe”). These will include SPAC entities engaged in the services or business of taking companies public, as well as small cap businesses performing an initial public offering.

Reinsurance

The Company’s wholly owned reinsurance subsidiary, FGRe, a Cayman Islands limited liability company, provides specialty property and casualty reinsurance. FGRe has been granted a Class B (iii) insurer license in accordance with the terms of The Insurance Act (as revised) of the Cayman Islands and underlying regulations thereto and is subject to regulation by the Cayman Islands Monetary Authority (the “Authority”). The terms of the license require advance approval from the Authority should FGRe wish to enter into any reinsurance agreements which are not fully collateralized. FGRe participates in a Funds at Lloyds (“FAL”) syndicate covering risks written by the syndicate during the 2021 and 2022 calendar years, and on December 10, 2022 agreed to cover risks written by the syndicate during the calendar year 2023. On April 1, 2021, FGRe entered its second reinsurance contract with a leading insurtech company that provides automotive insurance utilizing driver monitoring to predictively segment and price drivers. The Company added a second agreement with the automotive insurance provider as of April 1, 2022. Beginning January 1, 2022, FGRe participates in a quota share reinsurance contract with a startup homeowners’ insurance company. On April 1, 2022, FGRe entered a homeowners’ property catastrophe excess of loss reinsurance contract with a specialty insurance company covering loss occurrences from named tropical storms arising out of the Atlantic. On July 1, 2022, FGRe entered a contract with a specialty insurance company that provides hired and non-owned automotive insurance. These agreements limit exposure by loss-caps stipulated within the reinsurance contracts.

Asset Management

FG Strategic Consulting, LLC (“FGSC”), a wholly-owned subsidiary of the Company, provides investment advisory services, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions.

SPAC Platform

On December 21, 2020, we formed FG Management Solutions LLC (“FGMS”), formerly known as FG SPAC Solutions, LLC, a Delaware company, to facilitate the launch of our “SPAC Platform”. Under the SPAC Platform, we provide various strategic, administrative, and regulatory support services to newly formed SPACs for a monthly fee. Additionally, the Company co-founded a partnership, FG Merchant Partners, LP (“FGMP”), formerly known as FG SPAC Partners, LP, to participate as a co-sponsor for newly formed SPACs. The Company also participates in the risk capital investments associated with the launch of such SPACs through its Asset Management business, specifically FG Special Situations Fund, LP (“Fund”). As discussed in Note 4, the Company had consolidated the results of the Fund through November 30, 2021; however, effective December 1, 2021, the Company began accounting for its investment in the Fund under the equity method. The first transaction entered under the SPAC Platform occurred on January 11, 2021, by and among FGMS and Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (“Aldel”), a special purpose acquisition company which completed its business combination with Hagerty (NYSE: HGTY) on December 2, 2021. Under the services agreement between FGMS and Aldel Investors, LLC (the “Agreement”), FGMS provided accounting, regulatory, strategic advisory, and other administrative services to Aldel, which included assistance with negotiations with potential merger targets for the SPAC as well as assistance with the de-SPAC process.

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

In the aggregate, the Company’s indirect exposure to FG Merger through its subsidiaries represents potential beneficial ownership of approximately 820,000 shares of FG Merger’s common stock, approximately 989,000 warrants with an $11.50 exercise price and 5-year expiration, and approximately 85,000 warrants with a $15.00 exercise price and 10-year expiration. The Company has invested approximately $2.6 million in FG Merger through its subsidiaries. The Company’s indirect exposure in FG Acquisition through its subsidiaries represents potential beneficial ownership of approximately 819,000 shares of FG Acquisition’s common stock, approximately 1,400,000 warrants with an $11.50 exercise price and 5-year expiration (the “FGAC Warrants”), approximately 440,000 warrants with a $15 exercise price and 10-year expiration, and either (i) up to approximately an additional 1,600,000 FGAC Warrants, or (ii) up to approximately $2 million in cash, or (iii) a pro-rata combination of such FGAC Warrants and cash, based on certain adjustment provisions and the level of redemptions of FG Acquisition’s publicly traded warrants at the time of a business combination. The Company has invested approximately $3.4 million in FG Acquisition through its subsidiaries.

Merchant Banking

In Q3 2022, the Company announced the expansion of its growth strategy through the formation of a merchant banking division. The Company invested $2.0 million into its first project launched under the platform, FG Communities, Inc (“FGC”). FGC is a self-managed real estate company focused on a growing portfolio of manufactured housing communities which are owned and operated by FGC. As discussed further in Note 4, the Company will hold this investment at cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions.

Employees

As of December 31, 2022, we had seven employees. We are not a party to any collective bargaining agreement and believe that relations with our employees are satisfactory. Each of our employees has entered into confidentiality agreements with us.

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

Since we sold our former insurance business, at the end of 2019, we have transitioned to operate as a reinsurance, merchant banking and asset management holding company, with allocation of capital to merchant banking activities. Accordingly, our historical financial statements provide little basis upon which to predict our future performance. Our revenue has been reduced, as we have limited assets with which to generate revenue. Our failure to secure additional sources of revenue may have a material impact on our results of operations and financial condition. In addition, the uncertainty surrounding our future operations and business prospects may negatively impact the value and liquidity of our stock. If we are unable to implement our business plans successfully, our financial condition and results of operations will be impaired, and your investment in our Company will be at risk.

We intend to participate in a risk retention group which will provide director’s and officer’s insurance to special purpose acquisition companies and represents a line of insurance for which we do not have previous experience.

Risk retention groups (“RRG”) are mutual companies, or companies owned by the members of the group that allow businesses with similar insurance needs to pool their risks and form an insurance company that operates under state regulated guidelines. Risk retention groups are treated differently from traditional insurance companies in that they are exempted from having to obtain a license in every state in which they write insurance and are also exempt from other various state laws that regulate insurance. As a result, a RRG may not be adequately capitalized and able to remain solvent if faced with continuing losses. While we intend to mitigate this risk through the purchase of reinsurance, there can be no guarantee that we will be able to purchase adequate reinsurance on favorable terms. Due to our inexperience in providing director’s and officer’s insurance, we run the risk of underwriting our coverage at levels that do not provide adequate returns for our shareholders. Furthermore, we run the risk of not generating external interest in our RRG after incurring significant start-up and regulatory costs associated with the formation of the group.

We do not have an operating history or established reputation in the reinsurance industry, and our lack of an established operating history and reputation may make it difficult for us to attract or retain business.

We provide property and casualty reinsurance through FGRe. We do not have a prolonged operating history on which we can base an estimate of our future earnings prospects. We also do not have an established reputation in the reinsurance industry. Reputation is a very important factor in the reinsurance industry, and competition for business is, in part, based on reputation. Although we expect that our reinsurance policies will be fully collateralized, we are a relatively newly formed reinsurance company and do not yet have a well-established reputation in the industry. Our lack of an established reputation may make it difficult for us to attract or retain business. We will compete with major reinsurers, all of which have substantially greater financial marketing and management resources than we do, which may make it difficult for us to effectively market our products or offer our products at a profit. In addition, we do not have or currently intend to obtain financial strength ratings, which may discourage certain counterparties from entering into reinsurance contracts with us.

As a reinsurer, we will depend on our cedents’ evaluations of the risks associated with their insurance underwriting, which may subject us to reinsurance losses.

In the proportional reinsurance business, in which we will assume an agreed percentage of each underlying insurance contract being reinsured, or quota-share contracts, we do not plan to separately evaluate each of the original individual risks assumed under these reinsurance contracts. We will therefore be largely dependent on the original underwriting decisions made by ceding companies, which will subject us to the risk that the cedents may not have adequately evaluated the insured risks and that the premiums ceded may not adequately compensate us for the risks we assume. We also do not plan to separately evaluate each of the individual claims made on the underlying insurance contracts under quota-share arrangements, in which case we will be dependent on the original claims decisions made by our cedents.

The involvement of reinsurance brokers may subject us to their credit risk.

As a standard practice of the reinsurance industry, reinsurers frequently pay amounts owed on claims under their policies to reinsurance brokers, and these brokers, in turn, remit these amounts to the ceding companies that have reinsured a portion of their liabilities with the reinsurer. In some jurisdictions, if a broker fails to make such a payment, the reinsurer might remain liable to the cedent for the deficiency notwithstanding the broker’s obligation to make such payment. Conversely, in certain jurisdictions, when the cedent pays premiums for policies to reinsurance brokers for payment to the reinsurer, these premiums are considered to have been paid and the cedent will no longer be liable to the reinsurer for these premiums, whether or not the reinsurer has actually received them from the broker. Consequently, as a reinsurer, we expect to assume a degree of credit risk associated with the brokers that we intend to do business with.

We may not be successful in carrying out our asset management strategy, and the fair value of our investments will be subject to a loss in value.

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

Changes in security asset prices may impact the value of our investments, resulting in realized or unrealized losses on our invested assets. These risks are not limited to but can include: (i) changes in supply/demand characteristics for fossil fuels (e.g., coal, oil, natural gas); (ii) advances in low-carbon technology and renewable energy development; and (iii) effects of extreme weather events on the physical and operational exposure of industries and issuers, and the transition that these companies make towards addressing climate risk in their own businesses.

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

Changes in the value of the investments we directly own, or indirectly own through our ownership of equity method investees, could materially affect our income and increase the volatility of our earnings.

As of December 31, 2022, our consolidated balance sheet includes approximately $20.1 million related to investments held directly or indirectly in FG New America Acquisition Corp., Aldel Financial Inc., FG Merger Corp., and FG Acquisition Corp., all of which were originally launched as special purpose acquisition companies. FG New America Acquisition Corp. completed its business combination in July 2021 and now operates as OppFi, Inc. (NYSE: OPFI). Our investment consists of approximately 860,000 common shares of OPFI as well as approximately 358,000 warrants to purchase common shares of OPFI at a price of $11.50 per share. Aldel Financial Inc. completed its business combination in December 2021 and now operates as Hagerty, Inc. (NYSE: HGTY). Our investment consists of approximately 231,000 common shares of HGTY as well as approximately 299,000 warrants to purchase common shares of HGTY at a price of $15.00 per share.

As of December 31, 2022, FG Merger Corp. and FG Acquisition Corp. had not yet entered into a definitive business combination agreement. On January 5, 2023, FG Merger Corp. entered into a Merger Agreement and Plan of Reorganization with iCoreConnect Inc. Our investment in FG Merger Corp. consists of approximately 820,000 shares of FG Merger’s common stock, approximately 989,000 warrants with an $11.50 exercise price and 5-year expiration, and approximately 85,000 warrants with a $15.00 exercise price and 10-year expiration. Our investment in FG Acquisition Corp. consists of approximately 819,000 shares of FG Acquisition’s common stock, approximately 1,400,000 warrants with an $11.50 exercise price and 5-year expiration (the “FGAC Warrants”), approximately 440,000 warrants with a $15 exercise price and 10-year expiration, and either (i) up to approximately an additional 1,600,000 FGAC Warrants, or (ii) up to approximately $2 million in cash, or (iii) a pro-rata combination of such FGAC Warrants and cash, based on certain adjustment provisions and the level of redemptions of FG Acquisition’s publicly traded warrants at the time of a business combination.

The change in value of any of the investments noted above could significantly impact our reported results and shareholders’ equity.

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

The capital requirements of our businesses depend on many factors, including regulatory requirements, the performance of our investment portfolio, our ability to write new business successfully, the frequency and severity of catastrophe events and our ability to establish premium rates and reserves at levels sufficient to cover losses.

Our investments in special purpose acquisition companies as well as the sponsors of special purpose acquisition companies involve a high degree of risk.

We have invested in initial public offerings (“IPOs”) of special purpose acquisition companies, including SPACs that are sponsored by our affiliates. In general, a SPAC is a special purpose vehicle that is formed to raise capital from the public through an IPO with the purpose, usually, of using the proceeds to acquire a single unspecified business or assets to be identified after the IPO. The IPO proceeds are held in a trust account until released to fund a business combination or used to redeem shares sold in the IPO. SPACs are required to either consummate a business combination or liquidate within a set period of time following their IPO. Because, at the time of the IPO, the SPAC has no operating history or any plans, arrangements or understandings with any prospective investment targets, we will have no basis upon which to evaluate the SPAC’s ability to achieve its business objectives. If a SPAC fails to complete its initial business transaction within the required time period, it will never generate any operating revenues and our SPAC investment may receive only a fixed dollar amount per share upon redemption, or less than such fixed amount in certain circumstances which could significantly affect our operating results and shareholders’ equity.

Additionally, as of December 31, 2022, we have invested approximately $6.0 million to acquire equity interests in various sponsors of SPACs (“Sponsor”) and expect to acquire additional interests in sponsors of SPACs in the future. By investing in a Sponsor, we have provided at-risk capital which allows the Sponsor to launch the IPO of the SPAC. In exchange for this investment, we own interests in the Sponsor that entitle us to receive distributions of shares and warrants in the SPAC after the lock-up period following the SPACs IPO has expired or any other applicable conditions. These Sponsor interests do not have redemption rights to receive any portion of our original investment back from the trust account of the SPAC, as is normally associated with an IPO investment directly into a SPAC. Accordingly, an investment in a Sponsor is subject to a much higher degree of risk than an investment directly in a SPAC’s IPO because the entire investment may be lost if the SPAC is not successful in consummating a business combination. Such potential loss could have a material effect on our financial results and shareholders’ equity.

As the number of SPACs evaluating targets increases, attractive targets may become more scarce, and there may be increased competition for attractive targets. This could increase the cost of an initial business combination and it could even result in an inability to find a target or to consummate an initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many SPACs preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become more scarce for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. Together, this could increase the cost of, delay or otherwise complicate or frustrate the ability of a SPAC to find and consummate an initial business combination, and may result in an inability to consummate an initial business combination on terms favorable to investors altogether.

Furthermore, the strength of the market for SPAC IPOs has fluctuated substantially from year to year and has experienced cycles of relative strength and weakness. There can be no assurance that the SPAC market will be strong in the future.

Risks Relating to Sale of our Former Insurance Business

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

FGRe has a Class B (iii) insurer license in accordance with the terms of The Insurance Law, 2010 and is subject to regulation by the Cayman Islands Monetary Authority. Failure to comply with the laws, regulations and requirements applicable to a Cayman Islands-domiciled reinsurance subsidiary could result in consequences which may have a material adverse effect on our business and results of operations. Our future business plans may also require advance approval of our insurance operations. Failure to receive or maintain the licenses necessary to execute on our strategy or receive necessary approvals may have a material adverse effect on our future business.

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

We have a limited operating history as a publicly traded company. As a publicly traded company, we are required to develop and implement substantial control systems, policies and procedures to satisfy our periodic SEC reporting and Nasdaq obligations. Management’s previous experience may not be sufficient to successfully develop and implement these systems, policies and procedures and to operate our Company. Failure to do so could jeopardize our status as a public company, and the loss of such status may have a material adverse effect on us and our stockholders.

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

As a public company, we incur significant annual expenses related to these steps associated with, among other things, director fees, reporting requirements, transfer agent fees, accounting, administrative personnel, auditing and legal fees and similar expenses. We also incur higher costs for director and officer liability insurance and other insurance coverages. Any of these factors make it more difficult for us to attract and retain qualified members of our Board of Directors. Finally, we expect to incur additional costs once we lose smaller reporting company status or are required to provide an auditor attestation report on the effectiveness of our internal control over financial reporting.

If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that we will need to evaluate frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. We currently qualify as a smaller reporting company under the regulations of the SEC. As a smaller reporting company, we are exempt from the requirement to include the auditor’s report of the effectiveness of internal control over financial reporting until such time as we no longer qualify as a smaller reporting company, based on our public float and reporting more than $100 million in annual revenues in a fiscal year. Regardless of our qualification status, we have implemented control systems and procedures to satisfy the reporting requirements under the Exchange Act and applicable requirements of Nasdaq, among other items. Maintaining these internal controls is costly and may divert management’s attention.

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

The SEC’s rules exempt smaller reporting companies, like us, from various reporting requirements applicable to public companies that are not smaller reporting companies. So long as we qualify as a smaller reporting company, based on our public float, and report less than $100 million in annual revenues in a fiscal year, we are permitted, and we intend, to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act.

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

As of December 31, 2022, we have issued and outstanding 894,580 shares of preferred stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). The aggregate liquidation preference with respect to the outstanding shares of Series A Preferred Stock is approximately $22.4 million, and annual dividends on the outstanding shares of Series A Preferred Stock are approximately $1.8 million. Holders of our Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors cumulative cash dividends from and including the original issue date at the rate of 8.00% of the $25.00 per share liquidation preference per annum (equivalent to $2.00 per annum per share). Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive, for each share held, an amount equal to the $25.00 liquidation preference and unpaid dividends. This would reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares.

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

Risks Related to Our Significant Shareholder

Fundamental Global GP, LLC (“FG”) and its affiliated entity control a substantial interest in us and thus may exert substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

As of December 31, 2022, FG and its affiliates own approximately 60.0% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, including election of directors, potentially in a manner that you do not support. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG. Due to his position as a member of our Board of Directions as well as his positions at FG, he has considerable influence on actions requiring a stockholder vote.

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

Some of our directors and executive officers also serve as directors and/or executive officers for other public companies or for our controlling stockholders or their affiliates, which may lead to conflicting interests.

Our Chairman, D. Kyle Cerminara, serves as an executive officer of FG and its affiliated entity, which together, as of December 31, 2022, beneficially owned approximately 60.0% of our outstanding shares of common stock. Additionally, Mr. Cerminara also currently serves as Director of FG Group Holdings, Inc. (NYSE American: FGH) (formerly Ballantyne Strong, Inc.) and BK Technologies Corporation (NYSE American: BKTI). Mr. Cerminara is also the Chairman of FG Acquisition Corp (TSX:FGAA.U). One of our directors serves as an executive officer and director of Atlas Financial Holdings, Inc. (Nasdaq: AFH) (“Atlas”), a commercial automobile managing general agency. Our chief executive officer and director, Mr. Swets, serves as director of GreenFirst Forest Products Inc. (TSXV: FGP), Harbor Custom Development, Inc. (Nasdaq: HCDI), FG Group Holdings, Inc (NYSE American: FGH), FG Merger Corp (Nasdaq: FGMC) and FG Acquisition Corp. (TSX: FGAA.U). He also serves as Chief Executive Officer and Director of FG Acquisition Corp. (TSX: FGAA.U). Our Executive Vice President and Chief Financial Officer, Hassan R. Baqar, also serves as Director and Chief Financial Officer of FG Acquisition Corp. (TSX: FGAA.U) and Director of FG Merger Corp. (Nasdaq: FGMC).

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

Our executive officers and directors will allocate their time to our and other businesses in which they are involved, at their discretion, potentially to the detriment of the Company.

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

The U.S. economy is being negatively impacted by historically significant inflation, a looming recession and disruptions in supply and the workforce; recent global socioeconomic trends, including the war in Ukraine and U.S. relations with certain foreign powers including China may have a further adverse effect on the U.S. economy and our businesses.

The U.S. and larger global economies are experiencing historically high inflation during 2022 and 2023. The Federal Reserve and other Central Banks already have raised interest rates more aggressively and to their highest levels in the last four to five decades. As a result, the prospect for a recession is high and considered by many to be likely. Some sources have declared that the U.S. already is in a recession. Consumer prices, including basic costs of food, fuel, utilities, healthcare, mortgage and personal loan rates, and other non-discretionary and discretionary consumer items are up by high single digits. Wages are up, however, increases in wages lag price inflation resulting in a net decline in real personal incomes relative to consumer spending. Volatility continues to exist in the workforce making it more difficult and costly for employers to recruit, hire and/or retain workers. U.S. unemployment remains relatively low, however the labor utilization rate and ratio of workers to the total population also remain low. Shortages in the workforce are a significant factor in supply shortages relative to demand and also help fuel inflation. On the global stage, the invasion of Ukraine by Russia and escalation of overtures by China over Taiwan and the South China Sea, also add instability to the uncertainty driving socioeconomic forces, which in turn, impact the Company’s and its subsidiaries’ operations.

The present conditions and state of our U.S. and global economies make it difficult to predict whether and/or when and to what extent a recession has occurred or will occur in the near future. In the event of an occurring or worsening recession, as the case may be, in which the U.S. economy contracts, our businesses could be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 104 S Walnut, Unit 1A, Itasca, IL 60189. Our lease term expires in December 2025. Total minimum rent over the next twelve months is expected to be $21,000.

In the opinion of the Company’s management, our executive offices are suitable for our current business and are adequately maintained.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2022, the Company was not a party to any legal proceedings and was not aware of any material claims or actions pending or threatened against us. From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves.

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

Number of Common Stockholders

As of December 31, 2022, we had 9,410,473 shares of common stock outstanding, which were held by 13 stockholders of record, including Cede & Co., which holds shares on behalf of the beneficial owners of the Company’s common stock. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Overview

FG Financial Group, Inc. (“FGF”, the “Company”, “we”, or “us”) is a reinsurance, merchant banking and asset management holding company. We focus on opportunistic collateralized and loss-capped reinsurance, while allocating capital in partnership with Fundamental Global®, and from time to time, other strategic investors, to merchant banking activities. The Company’s principal business operations are conducted through its subsidiaries and affiliates. The Company also provides asset management services. From our inception in October 2012 through December 2019, we operated as an insurance holding company, writing property and casualty insurance throughout the states of Louisiana, Florida, and Texas. On December 2, 2019, we sold our three former insurance subsidiaries, and embarked upon our current strategy focused on reinsurance, merchant banking and asset management.

As of December 31, 2022, Fundamental Global GP, LLC (“FG”), a private partnership focused on long-term strategic holdings, and its affiliated entity collectively beneficially owned approximately 60.0% of our common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

Sale of Insurance Business

On December 2, 2019, we completed the sale (“Asset Sale”) of our insurance subsidiaries to FedNat Holding Company for a combination of cash and FedNat common stock. The Company sold its remaining FedNat common stock shares held in October 2022.

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

Other Investments

Other investments consist, in part, of equity investments made in privately held companies accounted for under the equity method. As discussed further in Note 4, certain investments held by our equity method investees are valued using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility and discount for lack of marketability of the underlying investment. Our investees estimate the volatility of these investments based on the historical performance of various broad market indices blended with various peer companies which they consider as having similar characteristics to the underlying investment, as well as consideration of price and volatility of relevant publicly traded securities such as SPAC warrants. Our investees also consider the probability of a successful merger when valuing SPAC equity.

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

Premium Revenue Recognition

The Company participates in reinsurance quota-share contracts and estimates the ultimate premiums for the contract period. These estimates are based on information received from the ceding companies, whereby premiums are recorded as written in the same periods in which the underlying insurance contracts are written and are based on cession statements from cedents. These statements are received quarterly and in arrears, and thus, for any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period.

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

Deferred Policy Acquisition Costs

Policy acquisition costs are costs that vary with, and are directly related to, the successful production of new and renewal reinsurance business, and consist principally of commissions, taxes, and brokerage expenses. If the sum of a contract’s expected losses and loss expenses and deferred acquisition costs exceeds associated unearned premiums and expected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are written off to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs, then a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the periods presented herein.

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

Loss estimates may also be based upon actuarial and statistical projections, an assessment of currently available data, predictions of future developments, estimates of future trends and other factors. Significant assumptions used by the Company’s management and third-party actuarial specialists include loss development factor selections, initial expected loss ratio selections, and weighting of methods used. The final settlement of losses may vary, perhaps materially, from the reserves recorded. All adjustments to the estimates are recorded in the period in which they are determined. U.S. GAAP does not permit establishing loss reserves, which include case reserves and IBNR loss reserves, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future loss events.

Generally, the Company obtains regular updates of premium and loss related information for the current and historical periods, which are utilized to update the initial expected loss ratio. We also experience lag between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. Cedent reports have pre-determined due dates (for example, thirty days after each month end). As a result, the lag depends in part upon the terms of the specific contract. The timing of the reporting requirements is designed so that the Company receives premium and loss information as soon as practicable once the cedent has closed its books. Accordingly, there should be a short lag in such reporting. Additionally, most of the contracts that have the potential for large single event losses have provisions that such loss notifications are provided to the Company immediately upon the occurrence of an event.

Stock-Based Compensation Expense

The Company uses the fair-value method of accounting for stock-based compensation awards granted. The Company has determined the fair value of its outstanding stock options on their grant date using the Black-Scholes option pricing model along with multiple Monte Carlo simulations to determine a derived service period as the options vest based upon meeting certain performance conditions. The Company determines the fair value of restricted stock units (“RSUs”) on their grant date using the fair value of the Company’s common stock on the date the RSUs were issued (for those RSU which vest solely based upon the passage of time). The fair value of these awards is recorded as compensation expense over the requisite service period, which is generally the expected period over which the awards will vest, with a corresponding increase to additional paid-in capital. When the stock options are exercised, or correspondingly, when the RSUs vest, the amount of proceeds together with the amount recorded in additional paid-in capital is recorded in shareholders’ equity.

Recent Accounting Pronouncements

See Item 8, Note 3 – Recently Adopted and Issued Accounting Standards in the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect, if any, on the Company.

Analysis of Financial Condition

As of December 31, 2022 compared to December 31, 2021

Investments

The table below summarizes, by type, the Company’s investments held at fair value as of December 31, 2022 and 2021.

($ in thousands)
As of December 31, 2022	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
Hagerty common stock	$889	$–	$48	$841
Total investments	$889	$–	$48	$841

As of December 31, 2021	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
FedNat common stock	$14,495	$–	$13,074	$1,421
Total investments	$14,495	$–	$13,074	$1,421

Hagerty Common Stock

On December 15, 2022, FG Merchant Partners, LP (“FGMP”) distributed 99,999 common shares of Hagerty to the Company, which it now owns directly. On the date of distribution, the common shares had an aggregate fair value of approximately $889,000.

FedNat Common Stock

The Company sold its remaining FedNat common stock shares held in October 2022.

Deconsolidation of Subsidiary

At the time of the Company’s initial investment into FG Special Situations Fund, LP (“Fund”), in September 2020, the Company had determined that its investment represented an investment in a variable interest entity (“VIE”), in which the Company was the primary beneficiary, and, as such, had consolidated the financial results of the Fund through November 30, 2021. At each reporting date, the Company evaluates whether it remains the primary beneficiary and continuously reconsiders that conclusion. On December 1, 2021, the Company’s investment became that of a limited partner, and it no longer had the power to govern the financial and operating policies of the Fund and accordingly derecognized the related assets, liabilities, and noncontrolling interests of the Fund as of that date. The Company did not receive any consideration in the deconsolidation of the Fund, nor did it record any gain, or loss upon deconsolidation. The assets and liabilities of the Fund, over which the Company lost control are as follows:

As of December 1, 2021 (in thousands)
Cash and cash equivalents	$100
Investments in private placements	15,734
Investments in public SPACs	22
Other assets	18
Other liabilities	(34)
Net assets deconsolidated	$15,840

While the Company’s investments in the Fund are no longer consolidated, the Company has retained its interest in all of the investments held at the Fund. Accordingly, the Company has not presented its investment in the Fund as a discontinued operation. Effective December 1, 2021, the Company began accounting for its investment in the Fund under the equity method of accounting.

Equity Method Investments

Other investments on the Company’s Consolidated Balance Sheets consists of equity method investments, which as of December 31, 2022, includes our investment in FGMP and the Fund.

On January 4, 2021, FGMP was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners, as well as other merchant banking interests. The Company is the sole managing member of the general partner of FGMP and holds a limited partner interest in FGMP directly and through its subsidiaries. FGMP participates as a co-sponsor of the SPACs launched under our SPAC Platform as well as merchant banking initiatives. For the twelve months ended December 31, 2022, the Company has contributed $0.1 million into FGMP, and has received distributions in the approximate amount of $2.2 million. The Company has recorded equity method gains from FGMP of approximately $4.0 million for the twelve months ended December 31, 2022. The carrying value of our investment in FGMP as of December 31, 2022, was approximately $5.7 million, compared to $3.8 million as of December 31, 2021. Of the $5.7 million carrying value of our investment in FGMP at December 31, 2022, the Company may allocate up to approximately $1.0 million to incentivize and compensate individuals and entities for the successful merger of SPAC’s launched under our platform.

Equity method investments also include our investment in the Fund as of December 31, 2022. Until December 1, 2021, we had consolidated the Fund as a variable interest entity, however, effective December 1, 2021, we began accounting for this investment under the equity method of accounting. For the twelve months ended December 31, 2022, the Company has contributed $6.7 million into the Fund, and has received cash distributions in the approximate amount of $3.2 million. The Company has recorded equity method gains from the Fund of approximately $3.6 million for the twelve months ended December 31, 2022. As of December 31, 2022, the carrying value of our investment in the Fund was approximately $16.8 million, compared to $9.7 million as of December 31, 2021.

Certain investments held by our equity method investees are valued using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility and discount for lack of marketability of the underlying investment. Our investees estimate the volatility of these investments based on the historical performance of various broad market indices blended with various peer companies which they consider as having similar characteristics to the underlying investment, as well as consideration of price and volatility of relevant publicly traded securities such as SPAC warrants. Our investees also consider the probability of a successful merger when valuing SPAC equity.

Investments without Readily Determinable Fair Value

In addition to our equity method investments, other investments, as listed on our balance sheet, consist of equity we have purchased in companies for which there do not exist readily determinable fair values. This includes the Company’s $2.0 million direct investment in FGC. The Company accounts for these investments at their cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions. Any profit distributions the Company receives on these investments are included in net investment income. The Company’s total investment in companies without a readily determinable fair value was approximately $2.3 million and $0.5 million as of December 31, 2022 and 2021, respectively.

For the years ended December 31, 2022, and 2021, the Company has received distributions of $230,000 and $101,000 on these investments, respectively.

Funds Deposited with Reinsured Companies

“Funds Deposited with Reinsured Companies” on the Company’s consolidated balance sheets includes amounts held by cedents provided to support our reinsurance contracts. On November 12, 2020, Fundamental Global Reinsurance Ltd. (“FGRe”), our Cayman Islands based reinsurance subsidiary, initially funded a trust account at Lloyd’s with approximately $2.4 million cash, to collateralize its obligations under a quota-share agreement with a Funds at Lloyd syndicate. The initial contract covered our quota share percentage of all risks written by the syndicate for the 2021 calendar year. On November 30, 2021, we entered into an agreement with the same syndicate, slightly increasing our quota-share percentage of the risks the syndicate writes for the 2022 calendar year. This resulted in FGRe’s depositing additional collateral of approximately $1.0 million into the account. In June 2022, FGRe received approximately $0.4 million in a partial return of initial collateral. In December 2022, we entered into another agreement with the syndicate, slightly increasing our quota-share percentage of the risks the syndicate writes for the 2023 calendar year. This resulted in FGRe depositing additional collateral of approximately $2.4 million in cash to the account.

During 2021, we also deposited cash collateral in the approximate amount of $1.0 million, to support our automotive insurance quota-share agreement entered on April 1, 2021. We entered into an additional agreement with the same automotive insurance company on April 1, 2022, and in the third quarter of 2022, we deposited additional collateral of approximately $0.2 million.

In the third quarter of 2022, FGRe deposited cash collateral of approximately $1.1 million and deposited approximately $1.4 million in premiums received from the cedent, to support the homeowners’ property catastrophe excess of loss reinsurance contract that became effective April 1, 2022. The cash is held in a segregated account until such time that the Company’s liability for losses ascribed have been commuted, or all losses have been closed or settled for this contract. The named tropical storm season started on June 1, 2022 and ended on November 30, 2022.

During 2022, the Company also deposited collateral of approximately $0.1 million to support the startup homeowners insurance quota-share agreement, and deposited additional collateral of approximately $0.1 million to support the specialty insurance company that provides hired and non-owned automotive insurance quota share-agreement.

As of December 31, 2022, and December 31, 2021, the total cash collateral on deposit to support all our reinsurance treaties was approximately $9.3 million and $4.4 million, respectively.

In January 2023, the losses ascribed were commuted for the homeowners’ property catastrophe excess of loss reinsurance contract that became effective April 1, 2022. This resulted in $2.5 million of collateral being returned to the Company.

Current Income Taxes Recoverable

Current income taxes recoverable were $0 as of December 31, 2022 and December 31, 2021, representing the estimate of both the Company’s state and federal income taxes receivable as of each date. In the third quarter of 2021, we received a refund on our federal taxes in the amount of approximately $1.5 million associated with a carryback refund request filed for our 2018, 2017 and 2014 tax years.

Reinsurance Balances Receivable

Reinsurance balances receivable were $9.3 million as of December 31, 2022, compared to $3.9 million as of December 31, 2021, representing net amounts due to the Company under our quota-share agreements. As the Company estimates the ultimate premiums, loss expenses and other costs associated with some of these contracts, based on information received by us from the ceding companies, a significant portion of this balance is based on estimates and, ultimately, may not be collected by the Company.

Net Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes, as compared to the amounts used for income tax purposes. The Company’s gross deferred tax assets and liabilities are $9.1 million and $3.6 million, respectively, as of December 31, 2022. The Company has recorded a valuation allowance against its deferred tax assets of $5.5 million, as of December 31, 2022, due to the uncertain nature surrounding our ability to realize these tax benefits in the future. Significant components of the Company’s net deferred taxes are as follows:

($ in thousands)	As of December 31,
	2022	2021
Deferred income tax assets:
Net operating loss carryforward	$4,171	$3,010
Loss and loss adjustment expense reserve	39	25
Unearned premium reserves	287	152
Capital loss carryforward	4,313	1,114
Share-based compensation	242	253
Investments	5	1,692
Other	9	3
Deferred income tax assets	$9,066	$6,249
Less: Valuation allowance	(5,463)	(5,715)
Deferred income tax assets net of valuation allowance	$3,603	$534

Deferred income tax liabilities:
Investments	$3,282	$369
Deferred policy acquisition costs	321	165
Deferred income tax liabilities	$3,603	$534

Net deferred income tax asset (liability)	$–	$–

As of December 31, 2022, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $19.9 million, which will be available to offset future taxable income. Approximately $0.5 million will expire on December 31, 2039, $0.2 million will expire on December 31, 2040, and $1.6 million of the Company’s NOLs will expire on December 31, 2041. The remaining $17.6 million of the Company’s NOLs do not expire under current tax law. Additionally, the Company has approximately $20.5 million of capital loss carryforward that can only be used to offset capital gains, and which will expire in December 2026 if not used prior.

Loss and Loss Adjustment Expense Reserves

A significant degree of judgment is required to determine amounts recorded in the consolidated financial statements for the provision for loss and loss adjustment expense (“LAE”) reserves. The process for establishing this provision reflects the uncertainties and significant judgmental factors inherent in predicting future results of both known and unknown loss events. The process of establishing the provision for loss and LAE reserves relies on the judgment and opinions of many individuals, including the opinions of the Company’s management, Company’s outside actuaries, as well as the management of ceding companies and their actuaries.

In estimating losses, the Company may assess any of the following:

●	a review of in-force treaties that may provide coverage and incur losses;

●	general forecasts, catastrophe and scenario modelling analyses and results shared by cedents;

●	reviews of industry insured loss estimates and market share analyses; and

●	management’s judgment.

Assumptions which served as the basis for the Company’s estimates of reserves for the COVID-19 pandemic losses and LAE include:

●	Loss development factor selections, initial expected loss ratio selections, and weighting of methods used;

●	the scope of coverage provided by the underlying policies, particularly those that provide for business interruption coverage;

●	the regulatory, legislative, and judicial actions that could influence contract interpretations across the insurance industry;

●	the extent of economic contraction caused by the COVID-19 pandemic and associated actions; and

●	the ability of the cedents and insured to mitigate some or all of their losses.

Under the terms of certain of our quota-share agreements, and due to the nature of claims and premium reporting, a lag exists between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss and LAE reserve estimates. The reports we receive from our cedents have pre-determined due dates. In the case of the Company’s FAL contract, fourth quarter 2022 premium and loss information was not made available to the Company in a manner that allowed for the timely filing of this annual report. Thus, our fourth quarter results, including the loss and LAE reserves presented herein, have been based upon a combination of first, second, and third quarter actual results as well as full-year forecasts reported to us by the ceding companies, which we used to approximate fourth quarter results. The Company obtains regular updates of premium and loss related information for the current and historical periods, which we use to update the initial expected loss ratios on our reinsurance contracts.

While the Company believes its estimate of loss and LAE reserves are adequate as of December 31, 2022, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information is provided.

A summary of changes in outstanding loss and LAE reserves for the twelve months ended December 31, 2022, and 2021, is as follows:

(in thousands)	Twelve months ended December 31,
	2022	2021
Balance, beginning of period	$2,133	$–
Incurred related to:	–	–
Current year	6,628	4,338
Prior year	856	–
Paid related to:
Current year	(3,822)	(2,205)
Prior years	(1,386)	–
Balance, December 31	$4,409	$2,133

Off Balance Sheet Arrangements

None.

Shareholders’ Equity

8.00% Cumulative Preferred Stock, Series A

On May 21, 2021, we completed the underwritten public offering of an additional 194,580 shares of our preferred stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”), for net proceeds of approximately $4.2 million. As of December 31, 2022, the total number of Series A Preferred Stock shares outstanding was 894,580.

Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, when, as and if declared by our Board of Directors. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. Our Board of Directors declared the first quarter 2023 dividend on the shares of Series A Preferred Stock on February 1, 2023. The Series A Preferred Stock shares trade on the Nasdaq Stock Market under the symbol “FGFPP”.

Common Stock

In the fourth quarter of 2021, we sold a total of 750,000 shares of our common stock, at a price of $4.00 per share, for net proceeds of approximately $2.5 million. Also in the fourth quarter, the Company completed a rights’ offering to holders of its common stock. Pursuant to the rights offering, 691,735 shares were subscribed for, for net proceeds of approximately $2.7 million. The Company intends to use the net proceeds from the issuance of its common shares for working capital and other general corporate purposes.

In June 2022, we sold a total of 2,750,000 shares of our common stock in an underwritten public offering, at a price of $1.58 per share, for net proceeds of approximately $3.8 million. On August 2, 2022, ThinkEquity, the underwriter with respect to the public offering, partially exercised its overallotment option and we sold an additional 71,770 shares of our common stock, at a price of $1.58 per share, for net proceeds of $0.1 million. The Company intends to use the net proceeds from the underwritten public offering for working capital and other general corporate purposes.

On November 3, 2022, the Company entered into a Sales Agreement with ThinkEquity LLC, pursuant to which the Company may offer and sell, from time to time through ThinkEquity LLC, shares of the Company’s common stock, having an aggregate offering price of up to $2,575,976, subject to the terms and conditions of the Sales Agreement. The Company filed a prospectus supplement to its registration statement on Form S-3. Under the Sales Agreement, the ThinkEquity LLC may sell the Shares in sales deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933. The Company is not obligated to make any sales of the shares under the Sales Agreement. As of December 31, 2022, the Company had not yet sold any shares under this Sales Agreement.

Retirement of Treasury Stock

On August 19, 2021, the Board approved the retirement of all 1,281,511 common stock treasury shares owned by the Company. Accordingly, these shares have been classified as authorized, but unissued shares on the Company’s balance sheet, as of December 31, 2021.

Change in Shareholders’ Equity

The table below presents the primary components of changes to total shareholders’ equity for the years ended December 31, 2022 and 2021:

	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity.
Balance, January 1, 2021	700,000	4,988,310	1,281,511	$34,193
Retirement of Treasury Stock	-	-	(1,281,511)	-
Stock compensation	–	67,160	–	559
Series A Preferred Share issuance	194,580			4,217
Dividends declared on Series A Preferred Stock	–	–	–	(1,692)
Issuance of common stock		1,441,735		5,246
Net loss	–	–	–	(8,514)
Balance, December 31, 2021	894,580	6,497,205	–	$34,009

Balance, January 1, 2022	894,580	6,497,205	–	$34,009
Stock compensation	–	91,498	–	255
Dividends declared on Series A Preferred Stock	–	–	–	(1,789)
Issuance of common stock	–	2,821,770	–	3,732
Net income	–	–	–	1,088
Balance, December 31, 2022	894,580	9,410,473	–	$37,295

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net Premiums Earned

Net premiums earned represent actual premiums earned on our reinsurance agreements as well as estimated premiums earned on our FAL agreement as disclosed previously. All actual and estimated premiums earned are the result of property and casualty assumed premium. For the twelve months ended December 31, 2022 and 2021, earned premiums are approximately $13.0 million and $4.9 million, respectively. The increase in reinsurance premiums was due primarily to the additional reinsurance agreements signed during the current year.

Net Investment Income

Net investment income for the years ended December 31, 2022 and 2021 is as follows:

(in thousands)	Year Ended December 31,
	2022	2021
Investment income (loss):
Realized loss on FedNat common stock	$(13,797)	$(5,452)
Unrealized holding loss on Hagerty common stock	(48)	-
Unrealized holding gain on private placement investments	-	5,267
Change in unrealized holding loss on FedNat common stock	13,074	(865)
Equity method earnings	7,618	3,448
Other (loss) income	(70)	147
Net investment income	$6,777	$2,545

Other Income

Other income was approximately $320,000, compared to $186,000, for the years ended December 31, 2022, and 2021, respectively, and is comprised of fees earned under the investment advisory and transition services agreements between the Company and FedNat. Also included in other income for the twelve months ended December 31, 2022 and 2021 is service fee revenue we have earned under our SPAC Platform, whereby we provide certain accounting, regulatory, strategic, advisory, and other administrative services.

Net Losses and Loss Adjustment Expenses

Net losses and LAE for the twelve months ended December 31, 2022 and 2021, were $7.5 million and $4.3 million, respectively. The increase in net losses and loss adjustment expenses was due primarily to the additional reinsurance agreements signed during the current year. As discussed under Note 5, Loss and Loss Adjustment Expense Reserves, a portion of this charge represents an estimate based upon a full calendar year forecast of results provided to us by the ceding companies under our FAL arrangements.

General and Administrative Expenses

General and administrative expenses decreased by $0.8 million to $8.4 million for the twelve months ended December 31, 2022, compared to $9.2 million for the twelve months ended December 31, 2021. The decrease was primarily due to lower legal and professional fees, stock compensation expense and salaries and benefits for the year ended December 31, 2022.

Also included in general and administrative expenses are payments to Fundamental Global Management, LLC (“FGM”), pursuant to a shared services agreement entered into on March 31, 2020. Under the agreement, FGM provides the Company with certain services related to the day-to-day management of the Company, including assisting with regulatory compliance, evaluating the Company’s financial and operational performance, providing a management team to supplement the executive officers of the Company, and such other services consistent with those customarily performed by executive officers and employees of a public company. In exchange for these services, the Company pays FGM a fee of approximately $456,000 per quarter, plus reimbursement of expenses incurred by FGM in connection with the performance of the services, subject to certain limitations approved by the Company’s Board of Directors or Compensation Committee, from time to time. The Company paid $1.8 million and $1.8 million to FGM under the agreement, for the years ended December 31, 2022 and 2021, respectively. FGM is an affiliate of FG, the Company’s largest shareholder.

Income Tax Expense (Benefit)

Our actual effective tax rate varies from the statutory federal income tax rates as shown in the following table.

($ in thousands)	Year Ended December 31,
	2022		2021
	Amount	%	Amount	%

Provision for taxes at U.S. statutory marginal income tax rate of 21%	$229	21.0%	$(1,540)	21.0%
Valuation allowance for deferred tax assets deemed unrealizable	(252)	(23.1)%	1,782	(24.3)%
State income tax (net of federal benefit)	–	–%	(114)	1.6%
Minority Interest	–	–%	(279)	3.8%
Other	23	2.1%	6	(0.1)%
Income tax benefit	$–	–%	$(145)	2.0%

Income tax benefit – from continuing operations	$–	–%	$–	–%
Income tax benefit – from discontinued operations	$–	–%	$(145)	2.0%

Due to the sale of our former insurance business, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. For the year ended December 31, 2021, we recognized a gain from the sale of these operations of approximately $145,000, related to a final true-up and settlement for income taxes due to the Company under the sale agreement.

We have also recorded a benefit of $252,000 and a charge of $1.8 million for the years ended December 31, 2022 and 2021, respectively, as a valuation allowance against all of our net deferred tax assets, due to uncertainty regarding our ability to realize these tax benefits in the future, reducing the net deferred income tax asset to $0, as of December 31, 2022.

Net Loss

Information regarding our net loss and loss per share for the years ended December 31, 2022 and 2021 is as shown in the following table:

($ in thousands)	Year Ended December 31,
	2022	2021
Basic and diluted:
Net income (loss) from continuing operations	$1,088	$(7,333)
Loss attributable to noncontrolling interest	-	(1,326)
Dividends declared on Series A Preferred Shares	(1,789)	(1,692)
Loss attributable to FG Financial Group, Inc. common shareholders	(701)	(10,351)
Weighted average common shares	8,030,106	5,212,772
Loss per common share from continuing operations	$(0.09)	$(1.99)

Gain on sale of former insurance business	$-	$(145)
Weighted average common shares outstanding	8,030,106	5,212,772
Income per common share from discontinued operations	$-	$0.03

Loss per share attributable to common shareholders	$(0.09)	$(1.96)

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations and from the proceeds from the sales of our common and preferred stock. Cash provided from these sources has historically been used for making investments, loss and LAE payments, as well as other operating expenses.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the years ended December 31, 2022 and 2021:

($ in thousands)	Year ended December 31,
Summary of Cash Flows	2022	2021
Cash and cash equivalents – beginning of period	$15,542	$12,132

Net cash used by operating activities	(11,022)	(14,406)
Net cash (used) provided by investing activities	(3,453)	5,898
Net cash provided by financing activities	1,943	11,918
Net (decrease) increase in cash and cash equivalents	(12,532)	3,410

Cash and cash equivalents – end of period	$3,010	$15,542

For the year ended December 31, 2022, the Company’s net cash used by operating activities was approximately $11.0 million, the major drivers of which were as follows:

●	Our net income of approximately $1.1 million for the year.
●

Approximately $13.0 million for a non-cash charge related to the change in unrealized holding loss on our equity investments, and approximately $7.6 for a non-cash charge related to income from equity method investments, offset by $13.9 million in realized loss on sale associated with our shares of FedNat common stock.

●	A cash outflow of approximately $5.4 million representing cash placed in trust as collateral, pursuant to our quota-share agreements.

For the year ended December 31, 2022, the Company’s net cash used by investing activities primarily consists of approximately $8.8 million from the purchase of other investments, offset by sales of other investments in the amount of $4.7 million and $0.7 million from the sale of equity securities.

For the year ended December 31, 2022, the Company’s net cash provided by financing activities consist of proceeds of approximately $3.7 million from the issuance of common stock, offset by the payments of dividends in the amount of $1.8 million on our Series A Preferred Shares.

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

For the year ended December 31, 2021, the Company’s net cash provided by investing activities consist primarily of proceeds of approximately $5.9 million from the sale of a portion of our FedNat shares as well as the complete liquidation of our Metrolina investment.

For the year ended December 31, 2021, the Company’s net cash used by financing activities consist of was approximately $11.9 million, the major drivers of which were as follows:

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

Itasca, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FG Financial Group, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Loss and Loss Adjustment Expense Reserves (Loss Reserves)

As described in Note 2 and Note 5 to the Company’s consolidated financial statements, loss and loss adjustment reserve estimates are based primarily on estimates derived from reports the Company has received from ceding companies and their actuarial teams. As of December 31, 2022, the Company’s loss and loss adjustment expense reserve was $4.4 million. The Company also engages independent actuarial specialists in order to assist management in establishing appropriate reserves. The estimate of loss reserves relies on several key judgments, including (1) the types of exposures and projected ultimate premium to be written by cedents; (2) expected loss ratios by type of business; (3) actuarial methodologies which analyze loss reporting and payment experience, reports from ceding companies and historical trends; and (4) general economic conditions.

We identified the actuarial methodologies and significant assumptions used in the estimation of the Company’s loss and loss adjustment expense reserves as a critical audit matter. The principal considerations for this determination were (i) the significant judgment by management when developing their estimate, (ii) the significant auditor subjectivity and judgment involved in evaluating the audit evidence related to the actuarial methodologies used, and (iii) the extent of specialized skills and knowledge needed from our actuarial specialists.

The primary procedures we performed to address this critical audit matter included:

●	Testing the completeness and accuracy of the source information used by the Company’s management and independent actuarial specialists to calculate loss reserves.
●	Utilizing personnel with specialized knowledge and skill in actuarial methods to assist in (i) evaluating the appropriateness of methodologies used, and (ii) evaluating the reasonableness of significant assumptions used by Company’s management and independent actuarial specialists, specifically the loss development factor selections, initial expected loss ratio selections, and weighting of methods used.
●	Comparing the results of the reserve study prepared by independent actuarial specialists to management’s best estimate and evaluating the differences.

Valuation of Equity Method Investments

As described in Note 4 to the consolidated financial statements, the Company’s equity method investments include private placement investments held in sponsor shares and warrants for special purpose acquisition companies (SPAC), which are estimated using complex valuation methods (Monte-Carlo simulation and option pricing models) and involves significant assumptions.

We identified the valuation methodologies and significant assumptions utilized in the estimation of the fair value of these private placement investments as a critical audit matter. The principal considerations for this determination were the subjective and complex auditor judgment, including the involvement of our valuation specialists in evaluating the (i) relevant valuation methodologies and (ii) significant assumptions used in determining the fair value of these investments.

The primary procedures we performed to address this critical audit matter included:

●	Testing the completeness and accuracy of the source information used to value the equity method investments.
●	Utilizing personnel with specialized knowledge and skill in valuation techniques to assist in (i) evaluating the appropriateness of management’s valuation methodologies, and (ii) evaluating the reasonableness of the significant assumptions, specifically the estimate of the volatility of the common stock based on the selection of historical performance of various broad market indices blended with various peer companies, the discount for lack of marketability, and the probability of a successful merger.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2012.

Grand Rapids, Michigan

March 24, 2023

FG FINANCIAL GROUP, INC.

Consolidated Balance Sheets

($ in thousands, except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Equity securities, at fair value (cost basis of $889 and $14,495, respectively)	$841	$1,421
Other investments	24,839	14,040
Cash and cash equivalents	3,010	15,542
Deferred policy acquisition costs	1,527	786
Reinsurance balances receivable	9,269	3,853
Funds deposited with reinsured companies	9,277	4,442
Other assets	712	745
Total assets	$49,475	$40,829

LIABILITIES
Loss and loss adjustment expense reserves	$4,409	$2,133
Unearned premium reserves	6,823	3,610
Accounts payable	723	502
Other liabilities	225	575
Total liabilities	$12,180	$6,820

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par and liquidation value, 1,000,000 shares authorized; 894,580 and 894,580 shares issued and outstanding as of December 31, 2022 and 2021, respectively	$22,365	$22,365
Common stock, $0.001 par value; 100,000,000 and 10,000,000 shares authorized; 9,410,473 and 6,497,205 shares issued as of December 31, 2022 and 2021, respectively, and, 9,410,473 and 6,497,205 shares outstanding as of December 31, 2022 and 2021, respectively	9	6
Additional paid-in capital	50,021	46,037
Accumulated deficit	(35,100)	(34,399)
Total shareholders’ equity	37,295	34,009
Total liabilities and shareholders’ equity	$49,475	$40,829

See accompanying notes to consolidated financial statements.

FG FINANCIAL GROUP, INC.

Consolidated Statements of Operations

($ in thousands, except per share data)

	Year ended December 31,
	2022	2021
Revenue:
Net premiums earned	$12,998	$4,864
Net investment income	6,777	2,545
Other income	320	186
Total revenue	20,095	7,595

Expenses:
Net losses and loss adjustment expenses	7,484	4,338
Amortization of deferred policy acquisition costs	3,169	1,407
General and administrative expenses	8,354	9,183
Total expenses	19,007	14,928

Net income (loss) from continuing operations	1,088	(7,333)
Discontinued operations (Note 2):
Gain from sale of former insurance business	-	(145)
Net income from discontinued operations	-	(145)
Net income (loss)	$1,088	$(7,188)

Income attributable to noncontrolling interest	-	1,326
Dividends declared on Series A Preferred Shares	1,789	1,692
Loss attributable to common shareholders	$(701)	$(10,206)

Basic and diluted net earnings (loss) per common share:
Continuing operations	$(0.09)	$(1.99)
Discontinued operations	-	0.03
Loss per share attributable to common shareholders	$(0.09)	$(1.96)

Weighted average common shares outstanding:
Basic and diluted	8,030,106	5,212,772

See accompanying notes to consolidated financial statements.

FG FINANCIAL GROUP, INC.

Consolidated Statements of Shareholders’ Equity

($ in thousands)

	Preferred Stock		Common Stock		Treasury Stock				Total Shareholders’ Equity Attributable to FG Financial	Non-
	Shares		Shares		Shares		Paid-in	Accumulated	Group	controlling
	Outstanding	Amount	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Inc.	Interests
Balance, January 1, 2021	700,000	$17,500	4,988,310	$6	1,281,511	$(6,185)	$47,065	$(24,193)	$34,193	$–
Stock based compensation	–	–	67,160	–	–	–	559	–	559	–
Interests issued for contributed cash	–	–	–	–	–	–	–	–	–	4,147
Deconsolidation of variable interest entity	–	–	–	–	–	–	–	–	–	(5,473)
Issuance of Series A Preferred shares	194,580	4,865	–	–	–	–	(648)	–	4,217	–
Retirement of treasury shares	–	–	–	(1)	(1,281,511)	6,185	(6,184)	–	–	–
Issuance of common stock	–	–	1,441,735	1	–	–	5,245	–	5,246	–
Dividends declared on Series A Preferred Shares ($2.00 per share)	–	–	–	–	–	–	–	(1,692)	(1,692)	–
Net loss	–	–	–	–	–	–	–	(8,514)	(8,514)	1,326
Balance, December 31, 2021	894,580	$22,365	6,497,205	$6	–	$–	$46,037	$(34,399)	$34,009	$-

Stock based compensation	–	–	91,498	1	–	–	254	–	255	–
Issuance of common stock	–	–	2,821,770	2	–	–	3,730	–	3,732	–
Dividends declared on Series A Preferred Shares ($2.00 per share)	–	–	–	–	–	–	–	(1,789)	(1,789)	–
Net income	–	–	–	–	–	–	–	1,088	1,088	–
Balance, December 31, 2022	894,580	$22,365	9,410,473	$9	–	$-	$50,021	$(35,100)	$37,295	$-

FG FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows

($ in thousands)

	Year ended December 31,
	2022	2021
Cash provided by (used in):
Operating activities:
Net income (loss)	$1,088	$(7,188)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Change in unrealized holding loss on equity investments	(13,026)	(6,783)
(Income) loss from equity method investments	(7,618)	(1,068)
Net realized loss on sale of investments	13,797	5,456
Stock compensation expense	255	559
Purchases of investments by consolidated investment company subsidiary		(6,479)
Cash relinquished upon deconsolidation of investment company subsidiary		(100)
Changes in operating assets and liabilities:
Funds deposited with reinsured companies	(4,835)	(1,998)
Reinsurance balances receivable	(5,416)	(3,853)
Deferred policy acquisition costs	(741)	(786)
Other assets	114	(233)
Current income taxes recoverable	-	1,724
Loss and loss adjustment expense reserves	2,276	2,133
Unearned premium reserves	3,213	3,610
Accounts payable and other liabilities	(129)	600
Net cash used by operating activities	(11,022)	(14,406)

Investing activities:
Purchases of furniture and equipment	(81)	(14)
Proceeds from sales of equity securities	698	803
Proceeds from sales of other investments	4,774	5,109
Purchases of other investments	(8,844)	-
Net cash (used) provided by investing activities	(3,453)	5,898

Financing activities:
Payment of dividends on preferred shares	(1,789)	(1,692)
Proceeds from issuance preferred stock, net	-	4,217
Proceeds from issuance common stock, net	3,732	5,246
Capital contribution from non-controlling interest	-	4,147
Net cash provided by financing activities	1,943	11,918

Net (decrease) increase in cash and cash equivalents	(12,532)	3,410
Cash and cash equivalents at beginning of period	15,542	12,132
Cash and cash equivalents at end of period	$3,010	$15,542

Supplemental disclosure of cash flow information:
Net refunds received during the period for income taxes	$-	$1,471

See accompanying notes to consolidated financial statements.

Note 1. Nature of Business

FG Financial Group, Inc. (“FGF”, the “Company”, “we”, or “us”) is a reinsurance, merchant banking and asset management holding company. We focus on opportunistic collateralized and loss capped reinsurance, while allocating capital in partnership with Fundamental Global®, and from time to time, other strategic investors, to merchant banking activities. The Company’s principal business operations are conducted through its subsidiaries and affiliates. The Company also provides asset management services. From our inception in October 2012 through December 2019, we operated as an insurance holding company, writing property and casualty insurance throughout the states of Louisiana, Florida, and Texas. On December 2, 2019, we sold our three former insurance subsidiaries, and embarked upon our current strategy focused on reinsurance, merchant banking and asset management.

As of December 31, 2022, Fundamental Global GP, LLC (“FG”), a private partnership focused on long-term strategic holdings, and its affiliated entity, collectively beneficially owned approximately 60.0% of our common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

Sale of the Insurance Business

On December 2, 2019, we completed the sale (“Asset Sale”) of our insurance subsidiaries to FedNat Holding Company for a combination of cash and FedNat common stock. The Company sold its remaining FedNat common stock shares held in October 2022.

Reincorporation

Effective at 5:01 p.m. ET on December 9, 2022, the Company completed its reincorporation from a Delaware corporation to a Nevada corporation (the “Reincorporation”). The Reincorporation was accomplished by means of a merger by and between the Company and its former wholly owned subsidiary FG Financial Group, Inc., a Nevada corporation. As of December 9, 2022, the rights of the Company’s stockholders began to be governed by the Nevada corporation laws, our Amended and Restated Nevada Articles of Incorporation and our Nevada Bylaws. The Reincorporation was approved by the Company’s stockholders at a special meeting held on December 6, 2022.

Other than the change in the state of incorporation, the Reincorporation did not result in any change in the business, physical location, management, assets, liabilities or net worth of the Company, nor did it result in any change in location of the Company’s employees, including the Company’s management.

The Reincorporation did not alter any stockholder’s percentage ownership interest or number of shares owned in the Company and the Company’s common stock continues to be quoted on the Nasdaq Global Market under the same symbol “FGF” and the 8.00% Cumulative Preferred Stock, Series A of the Company continues to be quoted on the Nasdaq Global Market under the same symbol, “FGFPP.”

Current Business

Our strategy has evolved to focus on opportunistic collateralized and loss capped reinsurance, with capital allocation to merchant banking activities with asymmetrical risk/reward opportunities. As part of our refined focus, we have adopted the following capital allocation philosophy:

“Grow intrinsic value per share with a long-term focus using fundamental research, allocating capital to asymmetric risk/reward opportunities.”

Currently, the business operates as a diversified holding company of insurance, reinsurance, asset management, our Special purpose acquisition corporation “SPAC” Platform businesses, and our merchant banking division.

Insurance

Sponsor Protection Coverage and Risk, Inc. is being formed as a special purpose captive in South Carolina to provide reinsurance coverage for Sides A, B, & C Directors and Officers Liability insurance coverage for related and unrelated entities of Fundamental Global Reinsurance Ltd (“FGRe”). These will include SPAC entities engaged in the services or business of taking companies public, as well as small cap businesses performing an initial public offering.

Reinsurance

The Company’s wholly owned reinsurance subsidiary, FGRe, a Cayman Islands limited liability company, provides specialty property and casualty reinsurance. FGRe has been granted a Class B (iii) insurer license in accordance with the terms of The Insurance Act (as revised) of the Cayman Islands and underlying regulations thereto and is subject to regulation by the Cayman Islands Monetary Authority (the “Authority”). The terms of the license require advance approval from the Authority should FGRe wish to enter into any reinsurance agreements which are not fully collateralized. FGRe participates in a Funds at Lloyds (“FAL”) syndicate covering risks written by the syndicate during the 2021 and 2022 calendar years, and on December 10, 2022 agreed to cover risks written by the syndicate during the calendar year 2023. On April 1, 2021, FGRe entered its second reinsurance contract with a leading insurtech company that provides automotive insurance utilizing driver monitoring to predictively segment and price drivers. The Company added a second agreement with the automotive insurance provider as of April 1, 2022. Beginning January 1, 2022, FGRe participates in a quota share reinsurance contract with a startup homeowners’ insurance company. On April 1, 2022, FGRe entered a homeowners’ property catastrophe excess of loss reinsurance contract with a specialty insurance company covering loss occurrences from named tropical storms arising out of the Atlantic. On July 1, 2022, FGRe entered a contract with a specialty insurance company that provides hired and non-owned automotive insurance. These agreements limit exposure by loss-caps stipulated within the reinsurance contracts.

Asset Management

FG Strategic Consulting, LLC, (“FGSC”) a wholly-owned subsidiary of the Company, looks to provide investment advisory services, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions.

SPAC Platform

On December 21, 2020, we formed FG Management Solutions LLC (“FGMS”), formerly known as FG SPAC Solutions, LLC, a Delaware company, to facilitate the launch of our “SPAC Platform”. Under the SPAC Platform, we provide various strategic, administrative, and regulatory support services to newly formed SPACs for a monthly fee. Additionally, the Company co-founded a partnership, FG Merchant Partners, LP (“FGMP”), formerly known as FG SPAC Partners, LP, to participate as a co-sponsor for newly formed SPACs. The Company also participates in the risk capital investments associated with the launch of such SPACs through its Asset Management business, specifically FG Special Situations Fund, LP (“Fund”). As discussed in Note 4, the Company had consolidated the results of the Fund through November 30, 2021; however, effective December 1, 2021, the Company began accounting for its investment in the Fund under the equity method. The first transaction entered under the SPAC Platform occurred on January 11, 2021, by and among FGMS and Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (“Aldel”), a special purpose acquisition company which completed its business combination with Hagerty (NYSE: HGTY) on December 2, 2021. Under the services agreement between FGMS and Aldel Investors, LLC (the “Agreement”), FGMS provided accounting, regulatory, strategic advisory, and other administrative services to Aldel, which included assistance with negotiations with potential merger targets for the SPAC as well as assistance with the de-SPAC process.

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

In the aggregate, the Company’s indirect exposure to FG Merger through its subsidiaries represents potential beneficial ownership of approximately 820,000 shares of FG Merger’s common stock, approximately 989,000 warrants with an $11.50 exercise price and 5-year expiration, and approximately 85,000 warrants with a $15.00 exercise price and 10-year expiration. The Company has invested approximately $2.6 million in FG Merger through its subsidiaries. The Company’s indirect exposure in FG Acquisition through its subsidiaries represents potential beneficial ownership of approximately 819,000 shares of FG Acquisition’s common stock, approximately 1,400,000 warrants with an $11.50 exercise price and 5-year expiration (the “FGAC Warrants”), approximately 440,000 warrants with a $15 exercise price and 10-year expiration, and either (i) up to approximately an additional 1,600,000 FGAC Warrants, or (ii) up to approximately $2 million in cash, or (iii) a pro-rata combination of such FGAC Warrants and cash, based on certain adjustment provisions and the level of redemptions of FG Acquisition’s publicly traded warrants at the time of a business combination. The Company has invested approximately $3.4 million in FG Acquisition through its subsidiaries.

Merchant Banking

In Q3 2022, the Company announced the expansion of its growth strategy through the formation of a merchant banking division. The Company invested $2.0 million into its first project launched under the platform, FG Communities, Inc (“FGC”). FGC is a self-managed real estate company focused on a growing portfolio of manufactured housing communities which are owned and operated by FGC. As discussed further in Note 4, the Company will hold this investment at cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions.

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

In September 2020, the Company invested approximately $5.0 million to sponsor the launch of the Fund. The Fund, a VIE which the Company was required to consolidate through November 30, 2021, is considered an investment company for GAAP purposes and follows the accounting and reporting guidance in the Financial Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies, which includes the presentation of its investments at fair value. On December 1, 2021, the Company’s investment became that of a limited partner, and it no longer had the power to govern the financial and operating policies of the Fund, and thus, began to account for its investment in the Fund under the equity method of accounting.

In October of 2022, the Company invested $2.0 million into FGC, which the Company has determined meets the criteria of a VIE. The Company holds this investment at cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions. Due to its minority interest and inability to govern the financial and operating policies of FGC, the Company has determined it is not the primary beneficiary of FGC, and thus does not consolidate FGC.

The Company’s risk of loss associated with its non-consolidated VIEs is limited. As of December 31, 2022, and December 31, 2021, the carrying value and maximum loss exposure of the Company’s non-consolidated VIE’s was $18.8 million and $9.7 million, respectively.

See Note 4 for additional information regarding the Company’s investments.

Discontinued Operations

Due to the sale of all of the issued and outstanding equity of our previous insurance business on December 2, 2019, these operations have been classified as discontinued operations in the Company’s financial statements presented herein. For the year ended December 31, 2021, we recognized a gain from the sale of this business for approximately $145,000. This was related to a final true-up and settlement in the first quarter of 2021, for income taxes due to the Company under the sale agreement. The following table presents a reconciliation of the major classes of line items constituting discontinued operations that are presented in the Company’s consolidated Statements of Operations for the years ended December 31, 2022 and 2021:

(in thousands)	Year ended December 31,
	2022	2021
Gain from sale of former insurance business	-	(145)
Net income from discontinued operations	$-	$(145)

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

Other investments also consist of equity we have purchased in a limited partnership, limited liability company, and a corporation for which there does not exist a readily determinable fair value. The Company accounts for these investments at their cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions. Any profit distributions the Company receives on these investments are included in net investment income.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of 90 days or less.

Pursuant to the Company’s insurance license, the Cayman Islands Monetary Authority (“Authority”) has required that FGRe hold a minimum capital requirement of $200,000 in cash in a bank in the Cayman Islands which holds an “A” license issued under the Banks and Trust Companies Act (2020 Revision).

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, and deposits with reinsured companies. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of December 31, 2022, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

Premium Revenue Recognition

The Company participates in reinsurance quota-share contracts and estimates the ultimate premiums for the contract period. These estimates are based on information received from the ceding companies, whereby premiums are recorded as written in the same periods in which the underlying insurance contracts are written and are based on cession statements from cedents. These statements are received quarterly and in arrears, and thus for any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period.

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

Deferred Policy Acquisition Costs

Policy acquisition costs are costs that vary with, and are directly related to, the successful production of new and renewal reinsurance business, and consist principally of commissions, taxes and brokerage expenses. If the sum of a contract’s expected losses and loss expenses and deferred acquisition costs exceeds associated unearned premiums and expected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are written off to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the periods presented herein.

Funds Deposited with Reinsured Companies

“Funds Deposited with Reinsured Companies” on the Company’s consolidated balance sheets includes amounts held by cedents provided to support our reinsurance contracts. On November 12, 2020, Fundamental Global Reinsurance Ltd. (“FGRe”), our Cayman Islands based reinsurance subsidiary, initially funded a trust account at Lloyd’s with approximately $2.4 million cash, to collateralize its obligations under a quota-share agreement with a Funds at Lloyd syndicate. The initial contract covered our quota share percentage of all risks written by the syndicate for the 2021 calendar year. On November 30, 2021, we entered into an agreement with the same syndicate, slightly increasing our quota-share percentage of the risks the syndicate writes for the 2022 calendar year. This resulted in FGRe’s depositing additional collateral of approximately $1.0 million into the account. In June 2022, FGRe received approximately $0.4 million in a partial return of initial collateral. In December 2022, we entered into another agreement with the syndicate, slightly increasing our quota-share percentage of the risks the syndicate writes for the 2023 calendar year. This resulted in FGRe depositing additional collateral of approximately $2.4 million in cash to the account.

During 2021, we also deposited cash collateral in the approximate amount of $1.0 million, to support our automotive insurance quota-share agreement entered on April 1, 2021. We entered into an additional agreement with the same automotive insurance company on April 1, 2022, and in the third quarter of 2022, we deposited additional collateral of approximately $0.2 million.

In the third quarter of 2022, FGRe deposited cash collateral of approximately $1.1 million and deposited approximately $1.4 million in premiums received from the cedent, to support the homeowners’ property catastrophe excess of loss reinsurance contract that became effective April 1, 2022. The cash is held in a segregated account until such time that the Company’s liability for losses ascribed have been commuted, or all losses have been closed or settled for this contract. The named tropical storm season started on June 1, 2022 and ended on November 30, 2022.

During 2022, the Company also deposited collateral of approximately $0.1 million to support the startup homeowners insurance quota-share agreement, and deposited additional collateral of approximately $0.1 million to support the specialty insurance company that provides hired and non-owned automotive insurance quota share-agreement.

As of December 31, 2022, and December 31, 2021, the total cash collateral on deposit to support all of our reinsurance treaties was approximately $9.3 million and $4.4 million, respectively.

In January 2023, the losses ascribed were commuted for the homeowners’ property catastrophe excess of loss reinsurance contract that became effective April 1, 2022. This resulted in $2.5 million of collateral being returned to the Company.

Loss and Loss Adjustment Expense Reserves

The Company maintains reserves equal to our estimated ultimate liability for losses and loss adjustment expense for reported and unreported claims from our reinsurance business. Loss and loss adjustment reserve estimates are based primarily on estimates derived from reports the Company has received from ceding companies and their actuarial teams. The Company then uses a variety of statistical and actuarial techniques to monitor reserve adequacy. When setting reserves, the Company considers many factors including: (1) the types of exposures and projected ultimate premium to be written by our cedents; (2) expected loss ratios by type of business; (3) actuarial methodologies which analyze loss reporting and payment experience, reports from ceding companies and historical trends; and (4) general economic conditions. The Company also engages independent actuarial specialists in order to assist management in establishing appropriate reserves. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined. The final settlement of losses may vary, perhaps materially, from the reserves recorded.

U.S. GAAP does not permit establishing loss reserves, which include case reserves and IBNR loss reserves, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future loss events.

Generally, the Company obtains regular updates of premium and loss related information for the current and historical periods, which are utilized to update the initial expected loss ratio. We also experience a lag between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. Cedent reports have pre-determined due dates (for example, thirty days after each month end). As a result, the lag depends in part upon the terms of the specific contract. The timing of the reporting requirements is designed so that the Company receives premium and loss information as soon as practicable once the cedent has closed its books. Accordingly, there should be a short lag in such reporting. Additionally, most of the contracts that have the potential for large single event losses have provisions that such loss notifications are provided to the Company immediately upon the occurrence of an event.

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of December 31, 2022.

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

The Company has evaluated their position by pooling contracts with shared risk characteristics, evaluating credit worthiness of the counterparties, and defining exposure through contract length, total reinsurance exposure, and collateralized position. The estimated allowance to be recorded upon adoption in January 2023 by the Company is expected to be immaterial.

Note 4. Investments and Fair Value Disclosures

The following table summarizes the Company’s investments held at fair value as of December 31, 2022 and 2021.

($ in thousands)
As of December 31, 2022	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
Hagerty common stock	$889	$–	$48	$841
Total investments	$889	$–	$48	$841

As of December 31, 2021	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
FedNat common stock	$14,495	$–	$13,074	$1,421
Total investments	$14,495	$–	$13,074	$1,421

Hagerty Common Stock

On December 15, 2022, FGMP distributed 99,999 common shares of Hagerty to the Company, which it now owns directly. On the date of distribution, the common shares had an aggregate fair value of approximately $889,000.

FedNat Common Stock

During the fourth quarter of 2022, the Company sold its remaining shares held of FedNat Holding Company. For the years ended December 31, 2022 and 2021, the Company had gross realized losses of $13.8 million and $5.5 million, respectively, associated with the sale of its FedNat shares. During the year ended December 2022, the Company recorded a $13.1 million change in unrealized holding loss on FedNat shares, and a change in unrealized holding loss of $0.9 million for the year ended December 2021.

Deconsolidation of Subsidiary

The Company’s original investment in the Fund, a Delaware limited partnership, consisted of an investment as both a limited and general partner. At the time of the Company’s initial investment into the Fund, in September 2020, the Company had determined that its investment represented an investment in a variable interest entity (“VIE”) in which the Company was the primary beneficiary and as such, had consolidated the financial results of the Fund through November 30, 2021. At each reporting date, the Company evaluates whether it remains the primary beneficiary and continuously reconsiders that conclusion. On December 1, 2021, the Company no longer had the power to govern the financial and operating policies of the Fund, and accordingly derecognized the related assets, liabilities, and noncontrolling interests of the Fund as of that date. The Company did not receive any consideration in the deconsolidation of the Fund, nor did it record any gain or loss upon deconsolidation as the Company carried its investment at fair value. The assets and liabilities of the Fund, over which the Company lost control, were as follows:

As of December 1, 2021 (in thousands)
Cash and cash equivalents	$100
Investments in private placements	15,734
Investments in public SPACs	22
Other assets	18
Other liabilities	(34)
Net assets deconsolidated	$15,840

While the Company’s investments in the Fund are no longer consolidated, the Company has retained its interest in all of the investments held at the Fund. Accordingly, the Company has not presented its investment in the Fund as a discontinued operation. Effective December 1, 2021, the Company began accounting for its investment in the Fund under the equity method of accounting.

Equity Method Investments

Other investments on the Company’s Consolidated Balance Sheets consists of equity method investments, which as of December 31, 2022 includes our investment in FGMP and the Fund.

On January 4, 2021, FGMP was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners, as well as other merchant banking interests. The Company is the sole managing member of the general partner of FGMP and holds a limited partner interest of approximately 48% in FGMP directly and through its subsidiaries. FGMP participates as a co-sponsor of the SPACs launched under our SPAC Platform as well as merchant banking initiatives. For the twelve months ended December 31, 2022, the Company has contributed $0.1 million into FGMP, and has received distributions in the approximate amount of $2.2 million. The Company has recorded equity method gains from FGMP of approximately $4.0 million for the twelve months ended December 31, 2022. The carrying value of our investment in FGMP as of December 31, 2022 was approximately $5.7 million compared to $3.8 million as of December 31, 2021. Of the $5.7 million carrying value of our investment in FGMP at December 31, 2022, the Company may allocate up to approximately $1.0 million to incentivize and compensate individuals and entities for the successful merger of SPAC’s launched under our platform.

Equity method investments also include our investment in the Fund, in which we hold an approximately 61% limited partner interest as of December 31, 2022. Until December 1, 2021, we had consolidated the Fund as a variable interest entity, however, effective December 1, 2021, we began accounting for this investment under the equity method of accounting. For the twelve months ended December 31, 2022, the Company has contributed $6.7 million into the Fund, and has received cash distributions in the approximate amount of $3.2 million. The Company has recorded equity method gains from the Fund of approximately $3.6 million for the twelve months ended December 31, 2022. As of December 31, 2022, the carrying value of our investment in the Fund was approximately $16.8 million, compared to $9.7 million as of December 31, 2021.

During the year ended December 2021, equity method investments included our investment of $4.0 million in FGI Metrolina Property Income Fund, LP (“Metrolina”), which invested in real estate through a real estate investment trust which was wholly owned by Metrolina. We have recorded equity method earnings from our investment in Metrolina of approximately zero and $326,000 for the years ended December 31, 2022 and 2021, respectively. In the third quarter of 2021, Metrolina indicated that it would be liquidating and returning investor capital. Accordingly, in the fourth quarter of 2021, we received approximately $5.0 million in cash back from the Fund, representing our initial investment of $4.0 million plus approximately $1.0 million in distributed earnings. As a result, our investment in Metrolina was fully liquidated as of December 31, 2021.

Financial information for our investments accounted for under the equity method, in the aggregate, is as follows:

	As of December 31,
(in thousands)	2022	2021
Other investments	$35,366	$25,936
Cash	113	72
Other assets	165	16
Total assets	35,644	26,024

Accounts payable	$65	$19
Total liabilities	65	19

	For the year ended December 31,
	2022	2021
Net investment income	$11,959	$15,312
General and administrative expenses	(154)	(273)
Net income	11,805	15,039

Certain investments held by our equity method investees are valued using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility and discount for lack of marketability of the underlying investment. Our investees estimate the volatility of these investments based on the historical performance of various broad market indices blended with various peer companies which they consider as having similar characteristics to the underlying investment, as well as consideration of price and volatility of relevant publicly traded securities such as SPAC warrants. Our investees also consider the probability of a successful merger when valuing SPAC equity.

Investments without Readily Determinable Fair Value

In addition to our equity method investments, other investments, as listed on our balance sheet, consists of equity we have purchased in companies for which there does not exist a readily determinable fair value. This includes the Company’s $2.0 million direct investment in FGC. The Company accounts for these investments at their cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions. Any profit distributions the Company receives on these investments are included in net investment income. The Company’s total investment in companies without a readily determinable fair value was approximately $2.3 million and $0.5 million as of December 31, 2022 and 2021, respectively.

For the years ended December 31, 2022, and 2021, the Company has received distributions of $230,000 and $101,000 on these investments, respectively.

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

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional investment managers and appraisers could be incorrect;

●	the past operating performance and cash flows generated from the investee’s operations may not reflect their future performance; and

●	the estimated fair values for investment for which observable market prices are not available are inherently imprecise.

We have not recorded an impairment on our investments for either of the years ended December 31, 2022 and 2021.

Net investment income (loss) for the years ended December 31, 2022 and 2021 is as follows:

(in thousands)	Year Ended December 31,
	2022	2021
Investment income (loss):
Realized loss on FedNat common stock	$(13,797)	$(5,452)
Unrealized holding loss on Hagerty common stock	(48)
Unrealized holding gain on private placement investments	-	5,267
Change in unrealized holding loss on FedNat common stock	13,074	(865)
Equity method earnings	7,618	3,448
Other (loss) income	(70)	147
Net investment income	$6,777	$2,545

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

We have valued our investment in Hagerty and FedNat at its last reported sales price as the common shares are traded on a national exchange. They have been characterized in Level 1 of the fair value hierarchy.

Financial instruments measured, on a recurring basis, at fair value as of December 31, 2022 and December 31, 2021 in accordance with the guidance promulgated by the FASB are as follows.

(in thousands)
As of December 31, 2022	Level 1	Level 2	Level 3	Total
Hagerty common stock	$841	$–	$–	$841
	$841	$–	$–	$841

As of December 31, 2021
FedNat common stock	$1,421	$–	$–	$1,421
	$1,421	$–	$-	$1,421

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

In estimating losses, the Company may assess any of the following:

●	a review of in-force treaties that may provide coverage and incur losses;

●	general forecasts, catastrophe and scenario modelling analyses and results shared by cedents;

●	reviews of industry insured loss estimates and market share analyses; and

●	management’s judgement.

Assumptions which served as the basis for the Company’s estimates of reserves for the COVID-19 pandemic losses and LAE include:

●	Loss development factor selections, initial expected loss ratio selections, and weighting of methods used;

●	the scope of coverage provided by the underlying policies, particularly those that provide for business interruption coverage;

●	the regulatory, legislative, and judicial actions that could influence contract interpretations across the insurance industry;

●	the extent of economic contraction caused by the COVID-19 pandemic and associated actions; and

●	the ability of the cedents and insured to mitigate some or all of their losses.

Under the terms of certain of our quota-share agreements, and due to the nature of claims and premium reporting, a lag exists between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. The reports we receive from our cedents have pre-determined due dates. In the case of the Company’s FAL contract, fourth quarter 2022 premium and loss information was not made available to the Company in a manner that allowed for the timely filing of this annual report. Thus, our fourth quarter results, including the loss and LAE reserves presented herein, have been based upon a combination of first, second, and third quarter actual results as well as full-year forecasts reported to us by the ceding companies for which we used to approximate fourth quarter results. The Company obtains regular updates of premium and loss related information for the current and historical periods, which are utilized to update the initial expected loss ratios on our reinsurance contracts.

While the Company believes its estimate of loss and LAE reserves are adequate as of December 31, 2022, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information is provided.

The information about incurred and paid claims development for the year ended December 31, 2022 and 2021, is shown below. The tables also include IBNR reserves plus expected development on reported claims. The cumulative number of reported claims has not been reported as it is impracticable to provide this information. The ceding companies to which we provide reinsurance only report summary information to us via a bordereau statement. This summary information does not include the number of reported claims underlying the paid and reported losses. Therefore, it is not possible to provide this information. The information about incurred and paid claims development for the year ended December 31, 2021 is presented as unaudited supplementary information.

Cumulative Incurred Loss and Allocated LAE, net of reinsurance for the years ended December 31:

Accident Year	2021*	2022	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
2021	$4,338	$856	$205	N/A
2022	-	6,628	3,336	N/A
Total – All Lines	$4,338	$7,484	$3,541	N/A

*	Unaudited

Cumulative Paid Loss and Allocated LAE, net of reinsurance for the years ended December 31:

Accident Year	2021*	2022
2021	$2,205	$1,386
2022	-	3,822
Total – All Lines	$2,205	$5,208

*	Unaudited

A reconciliation of the net incurred and paid loss development tables to the liability for loss and loss adjustment expenses on the Company’s consolidated balance sheets is as follows:

(in thousands)	As of December 31, 2022	As of December 31, 2021
Net Outstanding Liabilities
Liability for unpaid loss and LAE	$4,409	$2,133
Total gross liability for unpaid claims and LAE	$4,409	$2,133

A summary of changes in outstanding loss and loss adjustment expense reserves for the year ended December 31, 2022 and 2021 is as follows:

(in thousands)	Year ended December 31, 2022	Year ended December 31, 2021
Balance, January 1	$2,133	$–
Incurred related to:
Current year	6,628	4,338
Prior years	856	–
Paid related to:
Current year	(3,822)	(2,205)
Prior years	(1,386)	–
Balance, December 31	$4,409	$2,133

The following is unaudited supplementary information about average historical claims duration as of December 31, 2022:

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (unaudited)
Age of loss (in years)	1	2	3	4	5	6
All Lines	51.0%	11.7%	-%	-%	-%	-%

Note 6. Income Taxes

A summary of income tax expense (benefit) is as follows:

($ in thousands)	Year Ended December 31,
	2022	2021
Total income tax benefit – from discontinued operations	$-	$(145)
Total income tax benefit	$-	$(145)

Actual income tax expense (benefit) differs from the income tax expense computed by applying the applicable effective federal and state tax rates to income before income tax expense as follows:

($ in thousands)	Year Ended December 31,
	2022		2021
	Amount	%	Amount	%

Provision for taxes at U.S. statutory marginal income tax rate of 21%	$229	21.0%	$(1,540)	21.0%
Valuation allowance for deferred tax assets deemed unrealizable	(252)	(23.1)%	1,782	(24.3)%
State income tax (net of federal benefit)	-	-%	(114)	1.6%
Non-controlling interest	-	-%	(279)	3.8%
Other	23	2.1%	6	(0.1)%
Income tax benefit	$-	-%	$(145)	2.0%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes as compared to the amounts used for income tax purposes. The Company’s gross deferred tax assets and liabilities are $9.1 million and $3.6 million as of December 31, 2022. The Company has recorded a valuation allowance against its deferred tax assets of $5.5 million, as of December 31, 2022, due to the uncertain nature surrounding our ability to realize these tax benefits in the future. Significant components of the Company’s net deferred tax assets are as follows:

($ in thousands)	As of December 31,
	2022	2021
Deferred income tax assets:
Net operating loss carryforward	$4,171	$3,010
Loss and loss adjustment expense reserves	39	25
Unearned premium reserves	287	152
Capital loss carryforward	4,313	1,114
Share-based compensation	242	253
Investments	5	1,692
Other	9	3
Deferred income tax assets	$9,066	$6,249
Less: Valuation allowance	(5,463)	(5,715)
Deferred income tax assets net of valuation allowance	$3,603	$534

Deferred income tax liabilities:
Investments	$3,282	$369
Deferred policy acquisition costs	321	165
Deferred income tax liabilities	$3,603	$534

Net deferred income tax asset (liability)	$–	$–

As of December 31, 2022, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $19.9 million, which will be available to offset future taxable income. Approximately $0.5 million expire on December 31, 2039, $0.2 million expire on December 31, 2040, and $1.6 million of the Company’s NOLs will expire on December 31, 2041. The remaining $17.6 million of the Company’s NOLs do not expire under current tax law. Additionally, the Company has approximately $20.5 million of capital loss carryforward that can only be used to offset capital gains and which will expire in December 2026 if not used prior.

As of December 31, 2022, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

The Company files federal income tax returns as well as multiple state and local tax returns. The Company’s consolidated federal and state income tax returns for years 2019 and forward are open for review by the Internal Revenue Service (“IRS”) and the various state taxing authorities.

Note 7. Equity Incentive Plans

On December 15, 2021, our shareholders approved the FG Financial Group, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to attract and retain directors, consultants, officers and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2021 Plan is administered by the Compensation and Management Resources Committee of the Board and has a term of ten years. The 2021 Plan awards may be in the form of stock options (which may be incentive stock options or nonqualified stock options), stock appreciation rights (or “SARs”), restricted shares, restricted stock units (“RSUs”, and other share-based awards, and provides for a maximum of 1,500,000 shares available for issuance.

As of December 31, 2022, the Company had 256,382 RSUs outstanding, 25,000 restricted shares, and 130,000 non-qualified stock options outstanding under its equity incentive plans.

RSUs Outstanding

The following table summarizes RSU activity for the years ended December 31, 2022 and 2021:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2021	148,486	$5.44
Granted	83,329	3.45
Vested	(67,160)	5.64
Forfeited	–	–
Non-vested units, December 31, 2021	164,655	$4.35
Granted	158,225	1.58
Vested	(66,498)	4.63
Forfeited	–	–
Non-vested units, December 31, 2022	256,382	$2.57

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

Expected volatility	45.60%
Expected life (years)	10.00
Risk-free interest rate	1.15%
Dividend yield	0.00%

The following table summarizes activity for stock options issued for the years ended December 31, 2022 and 2021:

Common Stock Options	Shares	Weighted Ave Exercise Price	Weighted Ave Remaining Contractual Term (yrs)	Weighted Ave Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2022	130,000	$3.38	9.04	$1.88	$49,400
Exercisable, January 1, 2022	–	$–	–	$–	$–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Cancelled	–	–	–	–	–
Outstanding, December 31, 2022	130,000	$3.38	8.04	$1.88	$–
Exercisable, December 31, 2022	–	$–	–	$–	$–

Outstanding, January 1, 2021	–	$–	–	$–	$–
Exercisable, January 1, 2021	–	$–	–	$–	$–
Granted	130,000	3.38	10.00	1.88	–
Exercised	–	–	–	–	–
Cancelled	–	–	–	–	–
Outstanding, December 31, 2021	130,000	$3.38	9.04	$1.88	$49,400
Exercisable, December 31, 2021	–	$–	–	$–	$–

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

Total stock-based compensation expense for the years ended December 31, 2022 and 2021 was approximately $255,000 and $559,000, respectively. As of December 31, 2022, total unrecognized stock compensation expense of $644,000 remains, which will be recognized through December 31, 2026. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense.

Warrants

No warrants were granted or exercised during the twelve months ended December 31, 2022 and 2021. On February 24, 2022, 1,500,000 warrants with an exercise price of $15.00 expired. As of December 31, 2022, the Company did not have any warrants outstanding.

Note 8. Shareholders’ Equity

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

As of both December 31, 2022, and December 31, 2021, the Company had 894,580 of Series A Preferred Stock shares outstanding.

Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, when, as and if declared by our Board of Directors or a duly authorized committee thereof. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. Our Board of Directors declared the first quarter 2023 dividend on the shares of Series A Preferred Stock on February 1, 2023. The Series A Preferred Stock shares trade on the Nasdaq Stock Market under the symbol “FGFPP”.

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

In June 2022, we sold a total of 2,750,000 shares of our common stock in an underwritten public offering, at a price of $1.58 per share, for net proceeds of approximately $3.8 million. On August 2, 2022, ThinkEquity, the underwriter with respect to the public offering, partially exercised its overallotment option and we sold an additional 71,770 shares of our common stock, at a price of $1.58 per share, for net proceeds of $0.1 million. The Company intends to use the net proceeds from the underwritten public offering for working capital and other general corporate purposes.

On November 3, 2022, the Company entered into a Sales Agreement with ThinkEquity LLC, pursuant to which the Company may offer and sell, from time to time through ThinkEquity LLC, shares of the Company’s common stock, having an aggregate offering price of up to $2,575,976, subject to the terms and conditions of the Sales Agreement. The Company filed a prospectus supplement to its registration statement on Form S-3. Under the Sales Agreement, the ThinkEquity LLC may sell the Shares in sales deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933. The Company is not obligated to make any sales of the shares under the Sales Agreement. As of December 31, 2022, the Company had not yet sold any shares under this Sales Agreement.

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

Metrolina

The Company had previously invested $4.0 million as a limited partner in Metrolina, which invested in real estate through a real estate investment trust wholly owned by Metrolina. The general partner of Metrolina, FGI Metrolina GP, LLC, was managed, in part, by Mr. Cerminara, the Chairman of the Board of Directors of the Company. Metrolina’s investment program was managed by FG Funds Management LLC, an affiliate of FG, which, with its affiliate, is the largest stockholder of the Company. In the fourth quarter 2021, we received approximately $5.0 million in cash from Metrolina, representing our initial investment of $4.0 million plus approximately $1.0 million in distributed earnings. As a result, our investment in Metrolina was fully liquidated as of December 31, 2021.

Joint Venture Agreement

On March 31, 2020, the Company entered into the Limited Liability Company Agreement with Fundamental Global Asset Management, LLC (“FGAM”), a newly-formed joint venture owned 50% by each of the Company and FG. The purpose of FGAM is to sponsor, capitalize and provide strategic advice to investment managers in connection with the launch and/or growth of their asset management business and the investment products they sponsor (each, a “Sponsored Fund”).

FGAM is governed by a Board of Managers consisting of four managers, two of which have been appointed by each Member. The Company has appointed two of its independent directors to the Board of Managers of FGAM. Certain major actions, including any decision to sponsor a new investment manager, require the prior consent of both Members.

FG Special Situations Fund

As of December 31, 2022, the Company had invested $12.1 million, net of redemptions at cost, as a limited partner in the Fund. The general partner of the Fund, and the investment advisor of the Fund are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Portions of the Company’s investment into the Fund were used to sponsor the launch of SPACs affiliated with certain of our officers and directors.

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

FG Merchant Partners

FGMP was formed to co-sponsor newly formed SPACs with their founders or partners, as well as other merchant banking initiatives. The Company holds a limited partner interest in FGMP. Certain of our directors and officers also hold limited partner interests in FGMP. Mr. Swets holds a limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. Mr. Baqar also holds a limited partner interest through Sequoia Financial LLC, an advisory firm for which Mr. Baqar is managing member. Mr. Cerminara also holds a limited partner interest through Fundamental Global, LLC, a holding company for which Mr. Cerminara is the manager and one of the members.

FGMP has invested in the founder shares and warrants of Aldel, FG Merger, FG Acquisition and FGC. Certain of our directors and officers are affiliated with these SPACs and their sponsor companies as previously described.

FG Communities

In October of 2022, the Company directly invested $2.0 million into FGC. The Company also holds an interest through its ownership in FGMP. FGC is a self-managed real estate company focused on a growing portfolio of manufactured housing communities which are owned and operated by FGC. Mr. Cerminara is the President and a director of FGC.

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

In the third quarter of 2022, the Shared Services Agreement was amended to eliminate termination fees and to increase the termination notice from 120 days to 365 days. The Company paid $1,825,000 to FGM under the Shared Services Agreement for each of the twelve months ended December 31, 2022 and 2021, respectively.

Note 10. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the calculations used in determining basic and diluted earnings per share for the years ended December 31, 2022 and 2021.

($ in thousands)	Year Ended December 31,
	2022	2021
Basic and diluted:
Net income (loss) from continuing operations	$1,088	$(7,333)
Income attributable to noncontrolling interest	–	(1,326)
Dividends declared on Series A Preferred Shares	(1,789)	(1,692)
Loss attributable to FG Financial Group, Inc. common shareholders from continuing operations	(701)	(10,351)
Weighted average common shares	8,030,106	5,212,772
Loss per common share from continuing operations	$(0.09)	$(1.99)

Gain from sale of former insurance business	$–	$(145)
Weighted average common shares outstanding	8,030,106	5,212,772
Income per common share from discontinued operations	$–	$0.03

Loss per share attributable to common shareholders	$(0.09)	$(1.96)

The following potentially dilutive securities outstanding as of December 31, 2022 and 2021 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of December 31,
	2022	2021
Warrants to purchase common stock	-	1,500,000
Options to purchase common stock	130,000	130,000
Restricted shares	25,000	-
Restricted stock units	256,382	164,655
	411,382	1,794,655

Note 11. Retirement plans

The FG Financial Group, Inc. 401(k) Plan (the “Retirement Plan”) was established effective January 1, 2015, as a defined contribution plan. The Retirement Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”); eligible employees of the Company and its subsidiaries may participate in the plan. Employees who have completed one month of service are eligible to participate and are permitted to make annual pre and post-tax salary reduction contributions not to exceed the limits imposed by the Internal Revenue Code of 1986, as amended. Contributions are invested at the direction of the employee participant in various money market and mutual funds. The Company matches 100% of each participant’s initial contributions up to 3% of a participant’s eligible earnings and 50% of each participant’s contributions up to an additional 2% of a participant’s eligible earnings. The Company may also elect to make a profit-sharing contribution to the Retirement Plan based upon discretionary amounts and percentages authorized by the Company’s Board of Directors. For the years ended December 31, 2022 and 2021, the Company made matching contributions to the Retirement Plan in the amounts of approximately $44,000 and $42,000, respectively, but did not make any profit-sharing contributions to the Retirement Plan in either year.

Note 12. Commitments and Contingencies

Legal Proceedings:

As of December 31, 2022, the Company was not a party to any legal proceedings and was not aware of any material claims or actions pending or threatened against us. From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves.

Operating Lease Commitments:

In July 2021, the Company entered into a lease agreement for office space in St. Petersburg, FL. The lease had a term of 12 months and was not renewed upon expiration. Total minimum rent over the 12-month term was approximately $17,000. Due to the short-term nature of the lease, the Company recognized lease expense on a straight-line basis over the term of the lease, with any variable lease payments recognized in the period in which the obligation for the payment occurred. Rent expense related to the St. Petersburg office was approximately $10,000 for the twelve months ended December 31, 2022.

In April 2022, the Company entered into a lease agreement for office space in Itasca, IL. The lease has a term of 44 months beginning on May 1, 2022. Total minimum rent over the term of the lease is expected to be approximately $77,000. The Company has accounted for the lease under ASC 842, Leases. The annual discount rate used for the Itasca office was 8%. As of December 31, 2022, the right of use asset and lease liability are approximately $56,000, each, and held in “Other assets” and “Other liabilities” on the balance sheet, respectively. Rent expense related to the Itasca office was approximately $17,000 for the twelve months ended December 31, 2022. Future minimum lease commitments are as follows:

Year ending December 31,	Minimum Commitment
2023	$21,000
2024	21,000
2025	21,000
Imputed interest	(7,000)
Total lease liability	$56,000

Total rent expense included in general and administrative expenses on the Company’s Statements of Operations was approximately $27,000 and $19,000 for the years ended December 31, 2022, and 2021, respectively.

Note 13. Segment Reporting

The Company has two operating segments—insurance and asset management. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax. Our insurance segment consists of the operations of our Cayman Islands-based reinsurance subsidiary, FGRe, which, as of December 31, 2022, included our seven reinsurance agreements, as well as the returns associated with the investments made by our reinsurance operations, which, up until the sale of its final shares held in October 2022, included the Company’s FedNat common stock investment, as well as a portion of our investments in the SPACs which we have sponsored. Net premiums earned within this segment relates entirely to property and casualty assumed premium. Our asset management segment includes our investment in the Fund, as well as our investment advisory agreement with FedNat.

The following table presents the financial information for each segment that is specifically identifiable or based on allocations using internal methodology as of and for the twelve months ended December 31, 2022 and 2021. The ‘other’ category in the table below consists largely of corporate general and administrative expenses which have not been allocated to a specific segment. Segment assets for the “other” category primarily consist of unrestricted cash in the amounts of $3.0 million and $14.2 million as of December 31, 2022 and 2021, respectively.

(in thousands)

For the year ended December 31, 2022	Insurance	Asset Management	Other	Total
Net premiums earned	$12,998	$–	$–	$12,998
Net investment income	3,160	3,617	–	6,777
Other income	–	195	125	320
Total revenue	16,158	3,812	125	20,095
Income (loss) before income tax	4,798	3,765	(7,475)	1,088

As of December 31, 2022
Segment assets	$27,086	$19,070	$3,319	$49,475

For the year ended December 31, 2021
Net premiums earned	$4,864	$-	$–	$4,864
Net investment (loss) income	(2,535)	5,080	-	2,545
Other income	-	186	-	186
Total revenue	2,329	5,266	-	7,595
Income (loss) before income tax	(4,173)	4,665	(7,825)	(7,333)

As of December 31, 2021
Segment assets	$14,657	$11,413	$14,759	$40,829

Note 14. Subsequent Events

Effective February 17, 2023, the Company’s compensation committee approved a total of 415,000 restricted stock units to be granted to various members of the Company’s management, subject to vesting terms.

FG FINANCIAL GROUP, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include a report of our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting. SEC’s rules permit smaller reporting companies like ours to provide only management’s report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below is information about each of the Company’s directors and executive officers, including ages as of March 24, 2023.

Name	Age	Position
Directors:
D. Kyle Cerminara	45	Chairman of the Board of Directors
Larry G. Swets, Jr.	48	Chief Executive Officer and Director
Richard E. Govignon, Jr.	46	Director
Rita Hayes	80	Director
E. Gray Payne	75	Director
Scott D. Wollney	54	Director

Executive Officers:
Hassan R. Baqar	45	Executive Vice President and Chief Financial Officer

The Board currently consists of six directors, each serving for a term of one year and until his or her successor has been duly elected and qualified or until his or her earlier death, retirement, resignation, or removal.

D. Kyle Cerminara was appointed to our Board of Directors on December 27, 2016; he became Chairman of our Board of Directors on May 11, 2018; and he served as our Principal Executive Officer from March 2020 to June 2020. Mr. Cerminara has over 20 years’ experience as an institutional investor, asset manager, director, chief executive, founder and operator of multiple financial services and technology businesses. Mr. Cerminara co-founded Fundamental Global in 2012 and serves as its Chief Executive Officer.

Mr. Cerminara is a member of the board of directors of a number of companies focused in the reinsurance, investment management, technology and communication sectors, including FG Group Holdings, Inc. (NYSE American: FGH) (formerly Ballantyne Strong, Inc.), a holding company with diverse business activities focused on serving the entertainment and retail markets, since February 2015; FG Financial Group, Inc. (NASDAQ: FGF) (formerly known as 1347 Property Insurance Holdings, Inc.), which operates as a reinsurance and asset management company, since December 2016; BK Technologies Corporation (NYSE American: BKTI), a provider of two-way radio communications equipment, since July 2015; FG Communities, Inc., a privately owned land owner and property manager of manufactured housing communities; and Firefly Systems Inc., a venture- backed digital advertising company, since August 2020. Mr. Cerminara is President and will serve as a director of FG New America Acquisition II Corp., a special purpose acquisition company currently in the process of completing its initial public offering and which is focused on searching for a target company in the financial services and insurance industries, and he is also the chairperson of the board of directors of FG Acquisition Corp. (TSX: FGAA.U), a Canadian special purpose acquisition company that has completed its initial public offering and is focused on searching for a target company in the financial services sector. In addition, Mr. Cerminara has served as a Senior Advisor to FG Merger Corp. (NASDAQ: FGMC), a special purpose acquisition company, since February 2022.

Mr. Cerminara has served as the Chairman of BK Technologies Corporation since July 2022 and previously from March 2017 until April 2020. Mr. Cerminara has served as the Chairman and President of FG Communities, Inc. since its formation in July 2022. From April 2021 to December 2021, Mr. Cerminara served as a director of Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company co-sponsored by Fundamental Global, which merged with Hagerty, a leading specialty insurance provider focused on the global automotive enthusiast market. From July 2020 to July 2021, Mr. Cerminara served as Director and President of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company, which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. He served on the board of directors of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry, from June 2016 to October 2021 and was appointed Chairman from June 2018 to June 2021; Limbach Holdings, Inc. (NASDAQ: LMB), a company which provides building infrastructure services, from March 2019 to March 2020; Iteris, Inc. (NASDAQ: ITI), a publicly-traded, applied informatics company, from August 2016 to November 2017; Magnetek, Inc., a publicly-traded manufacturer, in 2015; and blueharbor bank, a community bank, from October 2013 to January 2020. He served as a Trustee and President of StrongVest ETF Trust, which was an open-end management investment company, from July 2016 to March 2021. Previously, Mr. Cerminara served as the Co-Chief Investment Officer of CWA Asset Management Group, LLC, a position he held from January 2013 to December 2020.

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

Mr. Swets has over 25 years of experience within financial services encompassing both non-executive and executive roles. Mr. Swets founded Itasca Financial LLC, an advisory and investment firm, in 2005 and has served as its managing member since inception. Mr. Swets also founded and is the President of Itasca Golf Managers, Inc., a management services and advisory firm focused on the real estate and hospitality industries, in August 2018. Mr. Swets has also served as Chief Executive Officer of FG New America Acquisition II Corp., a special purpose acquisition company in the process of going public and focused on merging with a company in the InsureTech, FinTech, broader financial services and insurance sectors since February 2021. Mr. Swets is a member of the board of directors of FG Financial Group, Inc. (NASDAQ: FGF) since November 2013; GreenFirst Forest Products Inc. (TSXV: GFP), a public company focused on investments in the forest products industry since June 2016; Harbor Custom Development, Inc. (Nasdaq: HCDI) since February 2020; FG Group Holdings, Inc. (NYSE American: FGH) since October 2021; Ascension Illinois Foundation since March 2018; and Unbounded Media Corporation since June 2019. Mr. Swets is also the Chief Executive Officer and a member of the board of directors of FG Acquisition Corp. (TSX: FGAA.U), a Canadian special purpose acquisition company that has completed its initial public offering and is focused on searching for a target company in the financial services sector. In addition, Mr. Swets has served as chairman of the board of directors of FG Merger Corp. (NASDAQ: FGMC), a special purpose acquisition company, since February 2022.

Previously, Mr. Swets served as a Director and Chief Executive Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit, from July 2020 to July 2021. From April 2021 to December 2021, Mr. Swets also served as Senior Advisor to Aldel Financial Inc., a special purpose acquisition company, which merged with Hagerty, Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market. Mr. Swets served as Chief Executive Officer of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.) from June 2016 to June 2021. Mr. Swets served as the Chief Executive Officer of Kingsway Financial Services Inc. (NYSE: KFS) from July 2010 to September 2018, including as its President from July 2010 to March 2017. Mr. Swets served as a director of Insurance Income Strategies Ltd. from October 2017 to December 2021. He also previously served as a member of the board of directors of Limbach Holdings, Inc. (NASDAQ: LMB) from July 2016 to August 2021; Kingsway Financial Services Inc. (NYSE: KFS) from September 2013 to December 2018; Atlas Financial Holdings, Inc. (OTC: AFHIF) from December 2010 to January 2018; FMG Acquisition Corp. (Nasdaq: FMGQ) from May 2007 to September 2008; United Insurance Holdings Corp. from 2008 to March 2012; and Risk Enterprise Management Ltd. from November 2007 to May 2012.

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

Dr. Richard E. Govignon, Jr. was elected to our Board of Directors on December 15, 2021. Dr. Govignon, 44, has been a Partner of Dnerus Financial, a family asset management company, since June 2021. Dr. Govignon has experience as a corporate director/trustee in the U.S. and Canada and has been an investor in numerous businesses and partnerships across various industries. Dr. Govignon is also a member of the board of directors of B-Scada, Inc. (OTC: SCDA), a company developing software and hardware products. Since January 2022, Dr. Govignon has served as a director of Strong Global Entertainment, Inc., a United States corporation in the process of going public focused on supplying screens and providing technical support services to the cinema exhibition industry, theme parks, and other entertainment-related markets. Dr. Govignon also serves as a member of the board of directors of FG Acquisition Corp (TSX: FGAA.U) since April 2022. Dr. Govignon served as a member of the board of directors of GreenFirst Forest Products, Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry, from January 2019 to December 2021. During his tenure as a GreenFirst Forest Products, Inc. director, Dr. Govignon also served as a member of its audit committee. Previously, Dr. Govignon served as a Trustee of the StrongVest ETF Trust from 2017 to 2019. Dr. Govignon has worked in the healthcare and pharmaceutical industry in various management and pharmacy positions for over 20 years, most recently with ShopRite Pharmacy since 2022 and previously with CVS Health Corporation (2022-2019 and from 2013-2017), with Acme Markets Inc. (2017-2019) and Rite Aid Corporation (2001-2013). Dr. Govignon received a Doctor of Pharmacy from the University of the Sciences in Philadelphia and a Bachelor of Science in Pharmacy from the University of the Sciences in Philadelphia. We believe Dr. Govignon’s managerial experience and his experience in investing and financial analysis make him qualified to serve on our Board of Directors.

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

E. Gray Payne was elected to our Board of Directors on May 31, 2018. General Payne served as Senior Vice President of The Columbia Group (“TCG”) from September 2010 to September 2017, where he was responsible for managing the Marine Corps Programs Division (since September 2010) and the Navy Programs Division (since October 2013). TCG is a federal consulting firm working with the Department of Defense, the Department of Homeland Security, the National Oceanic and Atmospheric Administration, and private cedents. TCG consults in the areas of logistics, acquisitions, program management, information technology, training, marine architecture and engineering, and command and control systems. Since December 2011, General Payne has also provided consulting services to and served on the Advisory Council of Marstel-Day, LLC, located in Fredericksburg, Virginia, which consults in the areas of conservation, environmental compliance, and encroachment. Prior to September 2010, General Payne was on active duty with the Marine Corps for 10 years, retiring as a Major General. His three commands as a General Officer included the Marine Corps Mobilization Command, the Marine Corps Logistics Command, and the 4th Marine Logistics Group. Prior to March 2001, he worked with a number of companies in various capacities, including as a management consultant, Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer. General Payne currently serves on the Board of Directors of BK Technologies Corporation (NYSE American: BKTI), a provider of communications equipment, since January 2017. He is a prior chairman of the Board of the Marine Corps Association and Foundation and currently serves as a Director on the Boards of VetCV (since December 2017) and the National Wildlife Refuge Association (since June 2018). He received a B.S. in Economics from North Carolina State University and a M.S. in Strategic Studies from U.S. Army War College. A member of the National Association of Corporate Directors, he has also earned the Professional Director designation from the American College of Corporate Directors. We believe General Payne’s 40 years of service in the Marine Corps, as well as over 25 years of experience in the private sector in the areas of financial management, operational improvement and strategic planning, qualify him to serve on our Board of Directors.

Scott D. Wollney was appointed to our Board of Directors on March 30, 2015. Since December 2010, Mr. Wollney has served as the President, Chief Executive Officer and Director of Atlas Financial Holdings, Inc. (“Atlas”) (OTC: AFHIF), a specialty commercial automobile insurance business, certain subsidiaries of which became subject to a liquidation order in the State of Illinois in August 2020, as previously disclosed by Atlas. From July 2009 until December 2010, Mr. Wollney was President and Chief Executive Officer of Kingsway America Inc. (KAI), a property and casualty holding company and subsidiary of Kingsway Financial Services Inc. From May 2008 to March 2009, he was the President and Chief Executive Officer of Lincoln General Insurance Company (a subsidiary of KAI), a property and casualty insurance company. Mr. Wollney co-founded Avalon Risk Management, Inc., an insurance broker, in 1998, and served as its President, from 2002 to 2008. Mr. Wollney has more than 30 years of experience in property and casualty insurance. During his tenure in the industry, Mr. Wollney has held executive positions at both insurance companies, as well as brokerage operations. Mr. Wollney is a MBA graduate of Northwestern University’s Kellogg School of Management with a concentration in finance and management strategy and holds a Bachelor of Arts degree from the University of Illinois. We believe Mr. Wollney’s qualifications to serve on our Board of Directors include his direct operating experience with respect to numerous disciplines which are critical to the insurance business.

Hassan R. Baqar has served as our Chief Financial Officer since August 2021 and Executive Vice President since December 2021, through Sequoia Financial LLC (“Sequoia”), an advisory firm for which Mr. Baqar is managing member.

Mr. Baqar has over 20 years of experience within financial services focused on corporate development, mergers & acquisitions, capital raising, investments and real estate transactions. Mr. Baqar has served as Chief Financial Officer of FG New America Acquisition II Corp., a special purpose acquisition company in the process of going public and focused on merging with a company in the InsureTech, FinTech, broader financial services and insurance sectors since February 2021, as a director of FG Merger Corp., a special purpose acquisition company focused on merging with a company in the financial services sector since December 2021, as Chief Financial Officer of Insurance Income Strategies Ltd., a former Bermuda based reinsurance company from October 2017 to December 2021, as a director of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry from August 2019 to December 2021 and as Chief Financial Officer of GreenFirst Forest Products Inc. from June 2016 to December 2020, as a director of FG Reinsurance Ltd., a Cayman Islands reinsurance company since June 2020, as director, treasurer and secretary of Sponsor Protection Coverage and Risk, Inc., a South Carolina captive insurance company since October 2022, and as a director and Chief Financial Officer of Unbounded Media Corporation since June 2019. Since October 2021, Mr. Baqar has also served as the Chief Financial Officer and a member of the board of directors of FG Acquisition Corp. (TSX: FGAA.U), a Canadian special purpose acquisition company that has completed its initial public offering and is focused on searching for a target company in the financial services sector.

Mr. Baqar served as Chief Financial Officer for Aldel Financial Inc. (NYSE: ADF) from January 2021 to December 2021, a special purpose acquisition company which merged with Hagerty, Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market. From July 2020 to July 2021, Mr. Baqar served as Chief Financial Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. Previously, he served as Vice President of Kingsway Financial Services Inc. (NYSE: KFS) (“Kingsway”) from January 2014 to January 2019 and as a Vice President of Kingsway’s subsidiary Kingsway America Inc. from January 2010 to January 2019. Mr. Baqar also served as Chief Financial Officer and director of 1347 Capital Corp. from April 2014 to July 2016, a special purpose acquisition company which merged with Limbach Holdings, Inc. (NASDAQ: LMB). Mr. Baqar served as a member of the board of directors of FG Financial Group, Inc. (NASDAQ: FGF) from October 2012 to May 2015. He also served as the Chief Financial Officer of United Insurance Holdings Corp. (NASDAQ: UIHC), a property and casualty insurance holding company, from August 2011 to April 2012.

His previous experience also includes director of finance at Itasca Financial, LLC from 2008 to 2009 and positions held at Lumbermens Mutual Casualty Company (a Kemper Insurance company), a diversified mutual property-casualty insurance provider, from June 2000 to April 2008, where he most recently served as a senior analyst. Mr. Baqar earned a Master’s Degree in Business Administration from Northeastern Illinois University in 2009 and a Bachelor’s Degree in Accounting and Business Administration from Monmouth College in 2000. He also holds a Certified Public Accountant designation.

Board Diversity

Board Diversity Matrix as of March 24, 2023
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

Board Meetings

During the year ended December 31, 2022, the Board of Directors held eight meetings. In 2022, no director attended fewer than 75% of the total number of (i) meetings held by the Board of Directors during the period for which he or she was a director and (ii) meetings held by all committees of the Board of Directors on which he or she served (during the period that the director served). Independent members of our Board of Directors also meet in executive session without management present.

“Controlled Company” Status

As discussed under “Security Ownership of Certain Beneficial Owners and Management,” FG and affiliated entities beneficially own approximately 59.5% of our common stock as of March 24, 2023. As a result, we are a “controlled company,” or a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company, under The Nasdaq Stock Market (“Nasdaq”) rules. “Controlled companies” may elect not to comply with certain Nasdaq corporate governance requirements, including regarding independence of their directors and board committees. Currently, we have not elected to take advantage of these exemptions and are subject to the same governance standards as companies that are not “controlled companies.”

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

Our Board of Directors has not established a policy on whether the same person should serve as both the principal executive officer of the Company and the Chairman of the Board or, if the roles are separate, whether the Chairman should be selected from the non-employee directors or should be an employee. Our Board believes that it should have the flexibility to periodically determine the leadership structure that it believes is best for the Company. Given the specific characteristics and circumstances of the Company, the Board believes that its current leadership structure will enhance and facilitate the implementation of the Company’s business strategy, including effective monitoring and objective evaluation of the Chief Executive Officer’s performance. Mr. Cerminara has been closely involved in developing the Company’s business strategy following the sale of our three insurance subsidiaries to FedNat Holding Company and has extensive management experience, including having served as Chairman of the Board since May 2018. The Board believes that these qualities uniquely qualify Mr. Cerminara to lead and facilitate informed Board discussions about the Company’s policies and operations and enable him to communicate effectively with the Board on strategic developments and other critical matters facing the Company, while also providing oversight of the Chief Executive Officer. As Chief Executive Officer, Mr. Swets is also responsible for developing the Company’s business strategy and managing its day-to-day leadership and performance.

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

Policy Concerning Director Attendance at Annual Stockholders’ Meetings

There is no formal policy as to Director attendance at annual stockholders’ meetings. Ms. Hayes, as well as Messrs. Cerminara, Payne, Swets, Wollney, and Govignon, attended the 2022 Annual Stockholders’ Meeting held on August 23, 2022.

Code of Ethics

We have adopted a code of ethics applicable to all officers, employees and directors of the Company. Our code of ethics has been posted on our corporate website: www.fgfinancial.com under the heading “Governance Documents.”

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

Audit Committee

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

Audit committee members must meet the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the independence requirements of the Nasdaq listing standards and all other applicable rules and regulations. Each member of the Audit Committee is independent and satisfies the applicable requirements for Audit Committee membership under Rule 10A-3 under the Exchange Act and the Nasdaq rules. The Board of Directors has determined that Mr. Wollney is the “audit committee financial expert,” as that term is defined in SEC regulations. The Audit Committee held six meetings during the year ended December 31, 2022.

Compensation and Management Resources Committee

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

The Compensation Committee receives input and recommendations from the Company’s executive officers (except with respect to such executive officer’s own compensation) but is not bound by such recommendations. These recommendations are generally based on each executive officer’s individual performance as well as his knowledge of each executive officer’s job responsibilities, seniority, expected contributions and his understanding of the competitive market for such executives. Each Compensation Committee member is independent and satisfies the applicable requirements for Compensation Committee membership under the Nasdaq rules and is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act. The Compensation Committee held four meetings during the year ended December 31, 2022.

Nominating and Corporate Governance Committee

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

Each Nominating Committee member is independent under the Nasdaq rules. The Nominating Committee held one meeting during the year ended December 31, 2022.

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

Stockholder Communications with the Board

Stockholders may communicate with the full Board or individual directors by submitting such communications in writing to FG Financial Group, Inc.,104 S. Walnut Street., Suite 1A, Itasca, IL 60143. The Company’s management will forward such correspondence, as appropriate. Complaints or concerns relating to our financial reporting, accounting, internal accounting controls or auditing will be referred to the Chairman of our Audit Committee.

Delinquent Section 16(a) Reports

Under Section 16(a) of the Exchange Act, our executive officers, directors, and persons who own greater than 10% of our common stock (the “Section 16 Reporting Persons”) of the Company must file a Form 4 reporting the acquisition or disposition of the Company’s equity securities with the SEC no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an executive officer, director, or greater-than-10% stockholder. Based solely on our review of the copies of such reports and representations that no other reports were required, we believe that all Section 16 filing requirements applicable to our Section 16 Reporting Persons were timely complied with during 2022.

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers for the fiscal year ended December 31, 2022 include Larry G. Swets, Jr., our President and Chief Executive Officer, Hassan R. Baqar, our Executive Vice President and Chief Financial Officer, and Brian D. Bottjer, our former Senior Vice President, Chief Accounting Officer, and Secretary.

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

Summary Compensation Table

The following table summarizes the compensation for our named executive officers for the years shown.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	All Other Compensation ($)	Total ($)
Larry G. Swets, Jr.(1)	2022	550,000	384,000	54,768	624,768
President & Chief Executive Officer	2021	550,000	165,000	106,248	821,248
Hassan R Baqar(3)	2022	–	384,000	480,000	500,000
Executive Vice President and Chief Financial Officer	2021	–	–	289,359	289,359
Brian D. Bottjer(4)	2022	125,371	-	21,433	146,804
Senior Vice President, Chief Accounting Officer and Secretary	2021	221,212	30,000	32,780	283,992
John S. Hill(5)	2022	-	–	-	-
Former Executive Vice President, & Chief Financial Officer	2021	172,260	–	342,385	514,645

(1)	All other compensation for Mr. Swets represents amounts paid by the Company for 401(k) matching contributions, as well as premiums for medical, dental, life and other ancillary insurance benefits provided to Mr. Swets.

(2)	Cash bonuses for 2022 represent performance bonuses approved by the Compensation Committee on February 17, 2023 in the amount of $20,000 to both Mr. Swets and Mr. Baqar. As of the date of this filing, the Company had not yet paid cash bonuses related to 2022 performance. Effective February 17, 2023, the Company approved 130,000 restricted stock units to be granted to Mr. Swets and 130,000 restricted stock units to be granted to Mr. Baqar, based upon 2022 performance, subject to vesting terms. On the date of the grant, the units had a fair market value of $364,000. As of the date of this filing, the Company had not yet issued the restricted stock units. Cash bonuses for 2021 represent performance bonuses approved by the Compensation Committee on December 17, 2021 and paid to Messrs. Swets and Bottjer on January 15, 2022.

(3)	Mr. Baqar has served as a consultant to the Company since February 2019, through Sequoia Financial LLC (“Sequoia”), an advisory firm for which Mr. Baqar is managing member, at a rate of $10,833 per month, which also included a bonus of $75,000 related to the successful completion of the licensing process for the Company’s insurance subsidiary. Effective August 11, 2021, the Company entered into the Second Amended and Restated Management Services Agreement (the “MSA”) between the Company and Sequoia. The MSA provides that Mr. Baqar will act as the Company’s Chief Financial Officer and will perform services and duties as required by the Company’s Board of Directors and Chief Executive Officer, to whom he shall report. In consideration for the services, the Company has agreed to pay Sequoia $40,000 per month during the term of the MSA, included in the table as other compensation.

(4)	Effective May 26, 2022, Mr. Bottjer resigned from his positions as Senior Vice President, Chief Accounting Officer and Secretary of the Company. All other compensation for Mr. Bottjer represents amounts paid by the Company for 401(k) match, as well as premiums paid for medical, dental, life and other ancillary insurance benefits provided to Mr. Bottjer.

(5)	All other compensation for 2021 represents amounts paid by the Company for 401(k) match, medical, dental, life and other ancillary insurance benefits provided to Mr. Hill, and one private business membership to encourage entertainment of business colleagues and customers, interactions with others within professional, business, and local communities and holding business meetings at a convenient offsite location. For 2021, all other compensation is as follows: 401(k) match, medical, dental, life, and other ancillary insurance benefits, $40,669; private business membership, $1,716; and severance of $300,000. Pursuant to a separation agreement and general release entered into between the Company and Mr. Hill, the Company agreed to pay severance to Mr. Hill in the amount of $300,000, of which $99,000 was paid bi-monthly from August 6, 2021, through December 31, 2021, with the remainder, or $201,000 paid, in lump-sum on January 15, 2022.

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

Effective May 26, 2022, Mr. Bottjer resigned from his positions as Senior Vice President, Chief Accounting Officer and Secretary of the Company.

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

Cash Bonuses

On January 15, 2022, the Company paid bonuses in the amount of $165,000 to Mr. Swets and $30,000 to Mr. Bottjer based upon performance in 2021. The bonuses were approved by the Compensation Committee on December 17, 2021. On February 17, 2023 the Compensation Committee approved cash bonuses in the amount of $20,000 to both Mr. Swets and Mr. Baqar, based upon performance in 2022. As of the date of this filing, the Company had not yet paid the cash bonuses to Mr. Swets or Mr. Baqar.

Share Bonuses

Effective February 17, 2023, the Company approved 130,000 restricted stock units to be granted to Mr. Swets and 130,000 restricted stock units to be granted to Mr. Baqar, based upon 2022 performance, subject to vesting terms. On the date of the grant, the units had a fair market value of $364,000. As of the date of this filing, the Company had not yet issued the restricted stock units.

Retirement Benefits

The Company matches the contributions of each of its employees to the Company’s 401(k) Plan. Matching contributions equal 100% of the first 3% of pay and 50% of the next 2% of pay to the extent such contributions are not in excess of the Internal Revenue Code limits on contributions to Section 401(k) plans. Under the 401(k) Plan, the Company may make additional matching contributions or other profit-sharing contributions at its discretion. There were no discretionary contributions in 2021 or 2022.

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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2022, the number of shares of common stock underlying awards outstanding under the 2021 Plan, the 2018 Plan, and the Company’s Amended and Restated 2014 Equity Incentive Plan (“2014 Plan”), as well as the number of shares remaining available for issuance under the 2021 Plan. No more awards may be made under the 2018 Plan or the 2014 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	477,880	$–	1,233,446
Equity compensation plans not approved by security holders	–	–	–
Total	477,880	$–	1,233,446

1.	Includes 3,999 common shares to be issued upon vesting of restricted stock units issued under our 2014 Plan; includes 77,327 common shares to be issued upon vesting of restricted stock units and 130,000 common shares to be issued upon vesting of stock options issued under our 2018 Plan; and includes 266,554 common shares to be issued upon vesting of restricted stock units issued under our 2021 Plan.

2.	Represents shares available for future issuance under the 2021 Plan.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table shows the number of outstanding equity awards that are held by our named executive officers as of December 31, 2022. Messrs. Bottjer and Baqar did not hold any equity awards as of December 31, 2022 and 2021.

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

In the event Messrs. Swets or Bottjer is terminated by the Company without cause, then the Company will pay Messrs. Swets or Bottjer, as applicable, 24 months and 12 months, respectively, of base salary in effect at the time of the termination or the original base salary set forth in the Employment Agreement, whichever is greater, payable by the Company over a 24-month (in the case of Mr. Swets) or 12-month (in the case of Mr. Bottjer) period in accordance with the Company’s normal payroll practices. If Messrs. Swets or Bottjer is terminated for cause or voluntarily resigns, he will not be entitled to any severance under the Employment Agreement. For purposes of their respective Employment Agreements, “cause” will exist if Messrs. Swets or Bottjer (i) acts dishonestly or engages in willful misconduct, (ii) breaches his fiduciary duties, (iii) intentionally fails to perform duties assigned to him, (iv) is convicted or enters a plea of guilty or nolo contendere with respect to any felony crime involving dishonesty or moral turpitude, and/or (v) breaches his obligations under the Employment Agreement. Furthermore, “cause” will exist under Mr. Swets’ employment agreement if Mr. Swets’ refuses to follow the written direction of the Board, unless such directions are, in the reasonable written opinion of legal counsel, illegal or in violation of applicable law.

In connection with Mr. Bottjer’s resignation effective May 26, 2022, the employment agreement which previously existed between the Company and Mr. Bottjer was terminated.

In connection with Mr. Hill’s retirement effective August 6, 2021, and a separation and general release entered into between the Company and Mr. Hill, the employment agreement which previously existed between the Company and Mr. Hill was terminated.

Equity Incentive Plans

As of December 31, 2022, the Company had equity grants outstanding under each of its 2021, 2018 and 2014 Plans. Each of the plans contain certain provisions concerning the vesting and termination of equity awards granted under the plans upon a termination of employment or upon a change in control. The Company’s award agreements entered into under each plan also contain provisions concerning the vesting and termination of the RSUs granted thereunder.

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

The following table sets forth information with respect to compensation earned by each of our non-employee directors for the year ended December 31, 2022. Mr. Swets, who served as a director for all of 2022, did not receive any compensation for his service as a director, as he concurrently served as Chief Executive Officer of the Company. For more information, see “Compensation of Executive Officers—Summary Compensation Table.”

Non-Employee Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
D. Kyle Cerminara	125,000	414,000	539,000
Rita Hayes	52,000	50,000	102,000
Richard E. Govignon, Jr.	52,000	50,000	102,000
E. Gray Payne	62,000	50,000	112,000
Scott D. Wollney	69,000	50,000	119,000

1.	In addition to their compensation, directors are reimbursed for travel and other reasonable out-of-pocket expenses related to their attendance at Board or committee meetings, or for other travel on behalf of the Company. These expenses have not been included in the table above.

2.	Stock awards represent the aggregate grant date fair value of 31,645 RSUs granted to each non-employee director on August 19, 2022. The aggregate grant date fair value for the RSUs has been presented in the table above in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The RSUs were valued using the closing price of the Company’s common shares on Nasdaq on the grant date. The RSUs vest in five equal annual installments, beginning one year from the date of grant, provided that, if the director makes themselves available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated by the Board for election by stockholders, other than for good reason as determined by the Board in its discretion, then the next 20% tranche of RSUs shall vest as of the director’s last date of service as a director of the Company.

Effective February 17, 2023, the Company approved 130,000 restricted stock units to be granted to Mr. Cerminara based upon 2022 performance, subject to vesting terms. On the date of the grant, the units had a fair market value of $364,000. As of the date of this filing, the Company had not yet issued the restricted stock units.

The aggregate numbers of stock awards and option awards outstanding for each director as of December 31, 2022 were as follows:

●	Mr. Cerminara – 52,699 RSUs.
●	Ms. Hayes – 53,714 RSUs.
●	Mr. Govignon – 40,340 RSUs.
●	General Payne – 52,699 RSUs.
●	Mr. Swets – 4,231 RSUs (excludes a stock option granted to Mr. Swets for his service as the Company’s CEO; see “Compensation of Executive Officers”).
●	Mr. Wollney – 52,699 RSUs.

2022 Grants of Restricted Stock Units

On August 19, 2022, the Compensation Committee granted 31,645 RSUs with a value of $50,000 to all five of the Company’s non-employee directors. The RSUs vest in five equal annual installments, subject to the director’s continued service on the Board, beginning with the first anniversary of the grant date.

The award agreements for each of the RSU grants made during 2022 discussed above also provide that if a director makes herself or himself available and consents to be nominated by the Company for continued service as a director of the Company, but is not nominated by the Board for election by stockholders, other than for good reason, as determined by the Board in its discretion, then the next 20% tranche of RSUs shall vest as of the director’s last date of service as a director of the Company. The Board’s practice has been to accelerate vesting of all of a director’s RSUs, upon the director’s termination of service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March 24, 2023, by:

●	Each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;
●	Each of our directors and named executive officers; and
●	All of our current directors and executive officers as a group.

The number and percentages of shares beneficially owned are based on 9,437,659 common shares outstanding as of March 24, 2023. Information with respect to beneficial ownership has been furnished by each director, executive officer and beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and requires that such persons have voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying warrants, options and RSUs held by each such person that are exercisable or vest within 60 days of March 24, 2023 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated below, the address for each beneficial owner is c/o FG Financial Group, Inc., 104 S Walnut, Unit 1A, Itasca, IL, 60143.

	Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage of Shares
5% Beneficial Owners
Fundamental Global GP, LLC(1) 108 Gateway Blvd., Suite 204, Mooresville, NC 28117	5,619,111	59.5%
Named Executive Officers and Directors
Larry G. Swets, Jr., President, Chief Executive Officer and Director	49,220	*
Hassan R. Baqar, Executive Vice President, Chief Financial Officer	71,561	*
D. Kyle Cerminara, Chairman of the Board(1)(2)	5,644,698	59.8%
Rita Hayes, Director	15,336	*
E. Gray Payne, Director	15,588	*
Scott D. Wollney, Director	18,588	*
Richard E. Govignon, Jr., Director	2,174	*
Current Executive Officers and Directors as a Group (8 individuals)(2)	5,817,165	61.6%

* Less than 1.0%

1.	Fundamental Global GP, LLC (referred to therein as “FG”) shares voting and dispositive power with respect to 5,619,111 shares of common stock. Financial Holdings, LLC (“FGH”), which is managed by Fundamental Global GP, LLC shares voting and disposition power with respect to 5,619,111 shares of common stock. Information regarding beneficial ownership of our common stock by FG and its affiliates is included herein in reliance on a Form 4 filed with the SEC on December 6, 2022 . Mr. Cerminara is Chief Executive Officer of FG and manager of FGH.. Due to his positions with FG and affiliated entities, Mr. Cerminara may be deemed to be beneficial owner of the shares of the Company’s common stock disclosed as directly owned by FGH.. The business address for Mr. Cerminara is 108 Gateway Blvd., Suite 204, Mooresville, North Carolina 28114.

2.	Includes 5,619,111 shares reported as beneficially owned by FG and its affiliates, of which Mr. Cerminara is deemed to have beneficial ownership by virtue of his positions with FG, as discussed in footnote 1.

Equity Compensation Plans

The following table sets forth, as of December 31, 2022, the number of shares of common stock underlying awards outstanding under the 2021 Plan, the 2018 Plan, and the Company’s Amended and Restated 2014 Equity Incentive Plan (“2014 Plan”), as well as the number of shares remaining available for issuance under the 2021 Plan. No more awards may be made under the 2018 Plan or the 2014 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	477,880	$–	1,233,446
Equity compensation plans not approved by security holders	–	–	–
Total	477,880	$–	1,233,446

1.	Includes 3,999 common shares to be issued upon vesting of restricted stock units issued under our 2014 Plan; includes 77,327 common shares to be issued upon vesting of restricted stock units and 130,000 common shares to be issued upon vesting of stock options issued under our 2018 Plan; and includes 266,554 common shares to be issued upon vesting of restricted stock units issued under our 2021 Plan.

2.	Represents shares available for future issuance under the 2021 Plan.

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

Below is a summary of our related party transactions between January 1, 2021 and March 24, 2023.

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

Joint Venture Agreement

On March 31, 2020, the Company and FG entered into the limited liability company agreement with Fundamental Global Asset Management, LLC (“FGAM”), a joint venture owned 50% by each party. The purpose of FGAM is to sponsor, capitalize and provide strategic advice to investment managers in connection with the launch and/or growth of their asset management business and the investment products they sponsor.

FGAM is governed by a Board of Managers consisting of four managers, two of which are appointed by each Member. The Company has appointed two of its independent directors to the FGAM Board of Managers. Certain major actions, including any decision to sponsor a new investment manager, require the prior consent of both Members.

FG Special Situations Fund

As of March 24, 2023 and December 31, 2022, the Company had invested $12.1 million, net of redemptions at cost, as a limited partner in the Fund. The general partner of the Fund, and the investment advisor of the Fund are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Portions of the Company’s investment into the Fund were used to sponsor the launch of SPACs affiliated with certain of our officers and directors.

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

FG Merchant Partners

FGMP was formed to co-sponsor newly formed SPACs with their founders or partners. The Company holds a limited partner interest in FGMP. Certain of our directors and officers also hold limited partner interests in FGMP. Mr. Swets holds a limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. Mr. Baqar also holds a limited partner interest through Sequoia Financial LLC, an advisory firm for which Mr. Baqar is managing member. Mr. Cerminara also holds a limited partner interest through Fundamental Global, LLC, a holding company for which Mr. Cerminara is the manager and one of the members.

FGMP has invested in the founder shares and warrants of Aldel, FG Merger, FG Acquisition and FGC. Certain of our directors and officers are affiliated with these SPACs and their sponsor companies as previously described.

FG Communities, Inc.

In October of 2022, the Company invested $2.0 million into FGC. The Company also holds an interest through its ownership in FGMP. FGC is a self-managed real estate company focused on a growing portfolio of manufactured housing communities which are owned and operated by FGC. Mr. Cerminara is the President and a director of FGC.

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

In the third quarter of 2022, the Shared Services Agreement was amended to eliminate termination fees and to increase the termination notice from 120 days to 365 days. The Company paid $1,825,000 to FGM under the Shared Services Agreement for each of the twelve months ended December 31, 2022 and 2021, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The consolidated financial statements for the years ended December 31, 2022 and 2021 have been audited by BDO, our independent registered public accounting firm. Our Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided by BDO. Fees for all services provided by BDO were pre-approved by the Audit Committee. The following table shows the fees that we incurred for professional services rendered by BDO for 2022 and 2021.

	Year ended December 31,
	2022	2021
Audit fees(1)	$313,832	$257,919
Audit-related fees	—	—
Tax fees	—	—
All other fees	––	—
Total	$313,832	$257,919

1.	Includes professional fees billed for the audits of our annual financial statements and the review of our interim condensed financial statements, including the reimbursement of expenses incurred by BDO related to our audit. Also includes professional services normally provided by BDO in connection with statutory and regulatory filings or engagements.

FG FINANCIAL GROUP, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report

(a)	Financial Statements – The following consolidated financial statements of the Company and the reports of independent audit thereon are filed with this report:

i.	Independent Auditor’s Report
ii.	Consolidated Balance Sheets as of December 31, 2022 and 2021
iii.	Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021
iv.	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2022 and 2021
v.	Consolidated Statements of Cash Flows for the Years ended December 31, 2022 and 2021
vi.	Notes to the Consolidated Financial Statements for the Years ended December 31, 2022 and 2021

(b)	Financial Statement Schedules – Schedules other than those listed above are omitted for the reason that they are not applicable, or the information is otherwise contained in the Financial Statements.
(c)	Exhibits - the exhibits listed below are filed or incorporated by reference as part of this report.

Exhibit			Incorporated by Reference to:
No.		Description	Document	Exh. No.
2.1		Agreement and Plan of Merger, dated as of October 19, 2022, by and between FG Financial Group, Inc., a Delaware corporation, and FG Financial Group, Inc., a Nevada corporation.	[3]	2.1
3.1		Certificate of Merger, as filed with the Secretary of State of the State of Delaware on December 7, 2022	[2]	3.1
3.2		Articles of Merger, as filed with the Secretary of State of the State of Nevada on December 7, 2022	[2]	3.2
3.3		Articles of Incorporation, as filed with the Secretary of State of the State of Nevada	[2]	3.3
3.4		Certificate of Correction, dated October 11, 2022, to the Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation of FG Financial Group, Inc.	[7]	3.1
3.4		By-Laws	[2]	3.4
4.1	*	Form of Common Stock certificate
4.2		Common Stock Purchase Warrant	[5]	4.2
4.3	*	Form of Global Certificate of Cumulative Preferred Stock, Series A
4.4	*	Description of securities
10.1	†	Amended and Restated 2014 Equity Incentive Plan	[8]	10.1
10.2	†	2018 Equity Incentive Plan	[9]	10.1
10.3	†	2021 Equity Incentive Plan	[3]	10.1
10.4	†	Form of Director and Officer Indemnification Agreement	[4]	10.6
10.5	†	Equity Award Letter Agreement between registrant and Larry Swets	[10]	10.1
10.6	†	Stock Option Agreement between registrant and Larry Swets	[11]	10.5
10.7	†	Form of Restricted Stock Unit Agreement for executive officers under 2014 Equity Incentive Plan	[13]	10.2
10.8	†	Form of Executive Restricted Stock Unit Agreement under the Share-Matching Program under 2014 Equity Incentive Plan	[15]	10.1
10.9	†	Form of Non-Employee Director Restricted Stock Unit Agreement under the Share-Matching Program under 2014 Equity Incentive Plan	[15]	10.2
10.10	†	Form of Stock Option Agreement under 2018 Equity Incentive Plan	[9]	10.2
10.11	†	Form of Restricted Share Agreement under 2018 Equity Incentive Plan	[12]	10.3
10.12	†	Form of Restricted Share Unit Agreement under 2018 Equity Incentive Plan	[12]	10.4
10.13	†	Form of Non-Employee Director Restricted Share Unit Agreement under 2018 Equity Incentive Plan	[14]	10.3
10.14	†	Form of Executive Stock Grant Agreement under 2018 Equity Incentive Plan	[16]	10.1
10.15	*†	Form of Executive Restricted Share Unit Agreement for Share-Matching Grants under 2018 Equity Incentive Plan	[16]	10.2
10.16	*†	Form of Non-Employee Director Restricted Share Unit Agreement under 2021 Equity Incentive Plan	[25]	10.16
10.17		Registration Rights Agreement, dated December 2, 2019, between FedNat Holding Company and registrant	[17]	10.1
10.18		Standstill Agreement, dated December 2, 2019, between FedNat Holding Company and registrant	[19]	10.2
10.19		Reinsurance Capacity Right of First Refusal Agreement, dated December 2, 2019, by and between FedNat Holding Company and registrant	[17]	10.3

FG FINANCIAL GROUP, INC.

10.20	†	Investment Advisory Agreement, dated December 2, 2019, between FedNat Holding Company and registrant	[17]	10.4
10.21	†	Employment Agreement, dated December 2, 2019, between Brian D. Bottjer and registrant	[21]	10.3
10.22	†	Employment Agreement, dated November 10, 2020, between Larry G. Swets, Jr. and registrant	[18]	10.1
10.23		Amended and Restated Limited Liability Agreement of Fundamental Global Asset Management, LLC dated August 6, 2021	[22]	10.1
10.24	†	Second Amended and Restated Management Services Agreement, dated August 11, 2021, between Sequoia Financial LLC and registrant	[22]	10.2
10.25		Shared Services Agreement, dated August 11, 2022, between Fundamental Global Management, LLC and registrant	[23]	10.1
10.26		Sales Agreement dated November 3, 2022 between FG Financial Group, Inc. and Think Equity	[24]	10.1
21.1	*	Registrant’s subsidiaries
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney (included on signature page).
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement

[1] Registrant’s Current Report on Form 8-K filed December 17, 2020

[2] Registrant’s Current Report on Form 8-K filed December 9, 2022

[3] Registrant’s Current Report on Form 8-K filed December 17, 2021

[4] Registrant’s Registration Statement on Form S-1/A1 (Reg. no. 333-193314), filed January 30, 2014

[5] Registrant’s Current Report on Form 8-K filed February 27, 2015

[6] Registrant’s Registration Statement on Form S-1/A1 (Reg. no. 333-222470), filed February 5, 2018

[7] Registrant’s Current Report on Form 8-K filed October 12, 2022

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

[19] Registrant’s Current Report on Form 8-K filed April 6, 2020

[20] Registrant’s Definitive Proxy Statement on Schedule 14A filed April 30, 2015

[21] Registrant’s Current Report on Form 8-K filed December 2, 2019

[22] Registrant’s Quarterly Report on Form 10-Q for quarter ended June 30, 2021, filed August 16, 2021

[23] Registrant’s Quarterly Report on Form 10-Q for quarter ended June 30, 2022, filed August 11, 2022

[24] Registrant’s Current Report on Form 8-K filed November 3, 2022

[25] Registrant’s Annual Report on Form 10-K for year ended December 31, 2021, filed March 30, 2022

ITEM 16. FORM 10-K SUMMARY

None.

FG FINANCIAL GROUP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FG FINANCIAL GROUP, INC.

Date:	March 24, 2023	By:	/s/ Larry G. Swets, Jr.
		Name:	Larry G. Swets, Jr.
		Title:	Principal Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Hassan R. Baqar, the true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Larry G. Swets, Jr.	President, Chief Executive Officer and Director
Larry G. Swets, Jr.	(Principal Executive Officer)	March 24, 2023

/s/ Hassan R. Baqar
Hassan R. Baqar	Executive Vice President and Chief Financial Officer	March 24, 2023

/s/ D. Kyle Cerminara
D. Kyle Cerminara	Director, Chairman of the Board	March 24, 2023

/s/ Rita Hayes
Rita Hayes	Director	March 24, 2023

/s/ E. Gray Payne
E. Gray Payne	Director	March 24, 2023

/s/ Scott D. Wollney
Scott D. Wollney	Director	March 24, 2023

/s/ Richard Govignon
Richard Govignon	Director	March 24, 2023

