Form 10-Q
period 2023-03-31
FG Financial Group, Inc.
filed 2023-05-12
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36366

FG Financial Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-1119100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 S. Walnut Street, Unit 1A, Itasca, IL 60143

(Address of principal executive offices and zip code)

(847)773-1665

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

The number of shares outstanding of the registrant’s common stock as of May 12, 2023 was 9,438,739.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FG FINANCIAL GROUP, INC.

Consolidated Balance Sheets

($ in thousands, except per share data)

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Equity securities, at fair value (cost basis of zero and $889, respectively)	$-	$841
Other investments	27,475	24,839
Cash and cash equivalents	4,304	3,010
Deferred policy acquisition costs	1,270	1,527
Reinsurance balances receivable (net of current expected losses allowance of $106 and zero, respectively)	9,702	9,269
Funds deposited with reinsured companies	6,513	9,277
Other assets	740	712
Total assets	$50,004	$49,475

LIABILITIES
Loss and loss adjustment expense reserves	$4,044	$4,409
Unearned premium reserves	6,530	6,823
Accounts payable	433	723
Other liabilities	190	225
Total liabilities	$11,197	$12,180

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par and liquidation value, 1,000,000 shares authorized; 894,580 shares issued and outstanding as of March 31, 2023 and December 31, 2022	$22,365	$22,365
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,438,739 and 9,410,473 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	50,736	50,021
Accumulated deficit	(34,303)	(35,100)
Total shareholders’ equity	38,807	37,295
Total liabilities and shareholders’ equity	$50,004	$49,475

See accompanying notes to consolidated financial statements

FG FINANCIAL GROUP, INC.

Consolidated Statements of Operations

($ in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2023	2022
Revenue:
Net premiums earned	$3,657	$2,473
Net investment income (loss)	2,840	(2,346)
Other income	30	25
Total revenue	6,527	152

Expenses:
Net losses and loss adjustment expenses	1,917	1,524
Amortization of deferred policy acquisition costs	713	712
General and administrative expenses	2,547	1,739
Total expenses	5,177	3,975

Income (loss) before income taxes	1,350	(3,823)
Income taxes	–	–
Net Income (loss)	$1,350	$(3,823)

Dividends declared on Series A Preferred Shares	447	447
Income (loss) attributable to FG Financial Group, Inc. common shareholders	$903	$(4,270)

Basic and diluted net income (loss) per common share:
Basic	$0.10	$(0.66)
Diluted	$0.10	(0.66)
Weighted average common shares outstanding:
Basic and diluted	9,421,993	6,477,568

See accompanying notes to consolidated financial statements

FG FINANCIAL GROUP, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

($ in thousands)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Total Shareholders’ Equity attributable to
	Shares	Amount	Shares	Amount	Capital	Deficit	FG Financial Inc.
Balance, January 1, 2022	894,580	$22,365	6,497,205	$6	$46,037	$(34,399)	$34,009
Stock based compensation	–	–	30,796	1	62	–	63
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	(447)	(447)
Interests issued for contributed cash	–	–	–	–	–	–	–
Net income (loss)	–	–	–	–	–	(3,823)	(3,823)
Balance, March 31, 2022	894,580	$22,365	6,528,001	$7	$46,099	$(38,669)	$29,802

Balance, January 1, 2023	894,580	$22,365	9,410,473	$9	$50,021	$(35,100)	$37,295
Common stock issuance	-	-	27,186	-	74	-	74
Stock based compensation	–	–	1,080	-	641	–	641
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	(447)	(447)
Net income	–	–	–	–	–	1,350	1,350
Cumulative effect of adoption of accounting guidance for expected credit losses at January 1, 2023						(106)	(106)
Balance, March 31, 2023	894,580	$22,365	9,438,739	$9	$50,736	$(34,303)	$38,807

See accompanying notes to consolidated financial statements

FG FINANCIAL GROUP, INC.

Consolidated Statement of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,350	$(3,823)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Net unrealized holding gain on equity investments	(48)	(2,774)
(Income) loss from equity method investments	(2,680)	5,273
Net realized loss on sale of equity investments	16	2,877
Stock compensation expense	641	63
Changes in operating assets and liabilities:
Funds deposited with reinsurance companies	2,763	–
Reinsurance balances receivable	(540)	80
Deferred policy acquisition costs	258	87
Other assets and receivables	(27)	(1,783)
Loss and loss adjustment expense reserves	(365)	(178)
Unearned premium reserves	(294)	(372)
Accounts payable and other liabilities	(324)	(428)
Net cash provided (used) by operating activities	750	(978)

Cash flows from investing activities:
Purchases of furniture and equipment	-	(1)
Purchases of equity method investments	(50)	(6,781)
Distribution from equity method investments	761	808
Purchases of other investments	(700)	-
Proceeds from sales of equity securities	873	251
Return of capital – other investments	33	107
Net cash provided (used) by investing activities	917	(5,616)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	74	-
Payment of dividends on preferred shares	(447)	(447)
Net cash used by financing activities	(373)	(447)

Net decrease in cash and cash equivalents	1,294	(7,041)
Cash and cash equivalents at beginning of period	3,010	15,542
Cash and cash equivalents at end of period	$4,304	$8,501

See accompanying notes to consolidated financial statements

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

From our inception in October 2012 through December 2019, we operated as an insurance holding company, writing property and casualty insurance throughout the states of Louisiana, Florida, and Texas. On December 2, 2019, we sold our three former insurance subsidiaries to FedNat Holding Company for a combination of cash and FedNat common stock, and embarked upon our current strategy focused on reinsurance, merchant banking and asset management.

As of March 31, 2023, FG Financial Holdings, LLC (“FG”), a private partnership focused on long-term strategic holdings, and its affiliated entity, collectively beneficially owned approximately 60.0% of our common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

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

Insurance

Sponsor Protection Coverage and Risk, Inc. is being formed as a special purpose captive in South Carolina to provide reinsurance coverage for Sides A, B, & C Directors and Officers Liability insurance coverage for related and unrelated entities of FG Reinsurance Ltd (“FGRe”). These will include SPAC entities engaged in the services or business of taking companies public, as well as small cap businesses performing an initial public offering.

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

In March and April 2022, the Company continued to build upon its SPAC Platform strategy. On March 3, 2022, FG Merger Corp. (“FG Merger”) (Nasdaq: FGMCU) announced the closing of an $80.5 million IPO in the United States, including the exercise of the over-allotment option granted to the underwriters in the offering. Similarly, on April 5, 2022, FG Acquisition Corp. (“FG Acquisition”) (TSX:FGAA.V), announced the closing of a $115 million IPO in Canada, including the exercise of the over-allotment option granted to the underwriters in the offering. The Company participated in the risk capital associated with the launch of the SPACs.

In the aggregate, the Company’s exposure to FG Merger through its ownership in FG Special Situations Fund, LP and FGMP represents potential beneficial ownership of approximately 820,000 shares of FG Merger’s common stock, approximately 989,000 warrants with an $11.50 exercise price and 5-year expiration, and approximately 85,000 warrants with a $15.00 exercise price and 10-year expiration. The Company has invested approximately $2.6 million in FG Merger through its subsidiaries. The Company’s indirect exposure in FG Acquisition through its subsidiaries represents potential beneficial ownership of approximately 819,000 shares of FG Acquisition’s common stock, approximately 1,400,000 warrants with an $11.50 exercise price and 5-year expiration (the “FGAC Warrants”), approximately 440,000 warrants with a $15 exercise price and 10-year expiration, and either (i) up to approximately an additional 1,600,000 FGAC Warrants, or (ii) up to approximately $2 million in cash, or (iii) a pro-rata combination of such FGAC Warrants and cash, based on certain adjustment provisions and the level of redemptions of FG Acquisition’s publicly traded warrants at the time of a business combination. The Company has invested approximately $3.4 million in FG Acquisition through its subsidiaries.

Merchant Banking

In Q3 2022, the Company announced the expansion of its growth strategy through the formation of a merchant banking division.

In the fourth quarter of 2022, the Company invested $2.0 million into its first project launched under the platform, FG Communities, Inc (“FGC”). FGC is a self-managed real estate company focused on a growing portfolio of manufactured housing communities which are owned and operated by FGC. As discussed further in Note 4, the Company holds the $2.0 million investment at cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions. The Company also holds an indirect interest in FGC through its limited ownership in FGMP.

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

In September 2020, the Company invested approximately $5.0 million to sponsor the launch of the FG Special Situations Fund, LP (“The Fund”). The Fund, a VIE which the Company was required to consolidate through November 30, 2021, is considered an investment company for GAAP purposes and follows the accounting and reporting guidance in the Financial Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies, which includes the presentation of its investments at fair value. On December 1, 2021, the Company’s investment became that of a limited partner, and it no longer had the power to govern the financial and operating policies of the Fund, and thus, began to account for its investment in the Fund under the equity method of accounting. During the first quarter of 2023, it was determined that the Fund would begin the process of winding down. All investment holdings currently held in the name of the Fund will be transferred or distributed to members within the fund based on their ownership percentage of each respective holding. As previously discussed, the Fund currently accounts for its investment holdings at fair value, and the Company expects to continue to hold the investments at fair value subsequent to the transfer. The process is expected to be completed sometime during the second quarter of 2023. The Company does not expect any impact to shareholders’ equity as a result of the Fund winding down.

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

The Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the application of policies and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the valuation of our investments, current expected credit losses, the valuation of net deferred income taxes and deferred policy acquisition costs, premium revenue recognition, reserves for loss and loss adjustment expenses, and stock-based compensation expense.

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

In addition to investments accounted for under the equity method of accounting, other investments also consists of equity we have purchased in a limited partnership, a limited liability company, and a corporation for which there does not exist a readily determinable fair value. The Company accounts for these investments at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments by the same issuer. Any profit distributions the Company receives on these investments are included in net investment income.

Other investments also include a convertible promissory note in the amount of $500,000 due from iCoreConnect Inc (“iCore”). and a senior unsecured promissory note of $200,000 due from Craveworthy.

See Note 4 for additional information regarding the Company’s other investments.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, and deposits with reinsured companies. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of March 31, 2023, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

Current Expected Credit Loss

In the first quarter of 2023, the Company adopted ASU 2016-13, as amended, Financial Instruments – Credit Losses (“ASU 2016-13”), which requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The financial assets included in the caption “Reinsurance balances recoverable” in the Company’s consolidated balance sheets are carried at amortized cost and therefore affected by ASU 2016-13. The amendments in this update were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted, however smaller reporting companies, like the Company, could delay adoption until January 2023. Upon adoption of ASU 2016-13, the Company calculated an allowance for expected credit losses for its reinsurance balances receivable by applying a Probability of Default / Loss Given Default model. The model considers both the external collectability history as well as external loss history. The external loss history that the Company used included a long-term probability of liquidation study specific to insurance companies. Additionally, the life of each of the Company’s reinsurance treaties was also considered as the probability of default was calculated over the contractual length of the reinsurance contracts. The credit worthiness of a counterparty is evaluated by considering the credit ratings assigned by independent agencies and individually evaluating all the counterparties. The adoption resulted in a cumulative-effect adjustment to increase accumulated deficit by $0.1 million as of January 1, 2023. The Company updated the model as of March 31, 2023, but due to immateriality, did not adjust the allowance for expected credit losses.

In the first quarter of 2023, the Company invested of $200,000 into a promissory note. The promissory note is carried at amortized cost on the Company’s consolidated balance sheet under the caption “other investments”. Due to being held at amortized cost, the promissory note falls into the scope of ASU 2016-13. The Company does not have a current expected credit allowance against the promissory note.

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

Funds Deposited for benefit of Reinsured Companies

“Funds Deposited with Reinsured Companies” on the Company’s consolidated balance sheets includes amounts held by cedents provided to support our reinsurance contracts. As of March 31, 2023 and December 31, 2022, the total cash collateral posted to support all of our reinsurance treaties was approximately $6.5 million and $9.3 million, respectively.

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of March 31, 2023.

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

Note 3. Recently Adopted and Issued Accounting Standards

As discussed above, the Company adopted ASU 2016-13 during the first quarter of 2023 using a modified retrospective transition method. The adoption resulted in a cumulative-effect adjustment to increases accumulated deficit by $0.1 million as of January 1, 2023.

Note 4. Investments and Fair Value Disclosures

The following table summarizes the Company’s investments held at fair value as of December 31, 2022.

(in thousands)

As of December 31, 2022	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
Hagerty common stock	$889	$–	$48	$841
Total investments	$889	$–	$48	$841

Hagerty Common Stock

On December 15, 2022, FGMP distributed 99,999 common shares of Hagerty to the Company. On the date of distribution, the common shares had an aggregate fair value of approximately $889,000. The Company sold the common shares during the first quarter of 2023 for a realized loss of approximately $16,000.

Equity Method Investments

Other investments on the Company’s Consolidated Balance Sheets includes our equity method investments in FGMP and the Fund.

On January 4, 2021, FGMP was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners, as well as other merchant banking interests. The Company is the sole managing member of the general partner of FGMP and holds a limited partner interest of approximately 48% in FGMP directly and through its subsidiaries. FGMP participates as a co-sponsor of the SPACs launched under our SPAC Platform as well as merchant banking initiatives. For the three months ended March 31, 2023, the Company has contributed $0.1 million into FGMP. The Company has recorded equity method gains from FGMP of approximately $3.1 million for the three months ended March 31, 2023. The carrying value of our investment in FGMP as of March 31, 2023 was approximately $8.9 million compared to $5.7 million as of December 31, 2022. Of the $9.0 million carrying value of our investment in FGMP at March 31, 2023 the Company may allocate up to approximately $1.0 million to incentivize and compensate individuals and entities for the successful merger of SPAC’s launched under our platform.

Equity method investments also include our investment in the Fund, in which we hold an approximately 61% limited partner interest as of March 31, 2023. For the three months ended March 31, 2023, the Company has received cash distributions in the approximate amount of $0.8 million. The Company has recorded equity method losses from the Fund of approximately $0.3 million for the three months ended March 31, 2023. As of March 31, 2023, the carrying value of our investment in the Fund was approximately $15.7 million, compared to $16.8 million as of December 31, 2022.

Financial information for our investments accounted for under the equity method, in the aggregate, is as follows:

	As of March 31, 2023	As of December 31, 2022
(in thousands)
Other investments	$42,782	$35,366
Cash	174	113
Other assets	148	165
Total assets	43,104	35,644

Accounts payable	$331	$65
Due to Investor	24,460
Total liabilities	24,791	65

	Three months ended March 31, 2023	Three months ended March 31, 2022
(in thousands)
Net investment income (loss)	$5,872	$(3,455)
General and administrative expenses	(250)	(73)
Net income (loss)	5,622	(3,528)

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

During the first quarter of 2023, it was determined that the Fund would begin the process of winding down. All investment holdings currently held in the name of the Fund will be transferred or distributed to members within the fund based on their ownership percentage of each respective holding. As previously discussed, the Fund currently accounts for its investment holdings at fair value, and the Company expects to continue to hold the investments at fair value subsequent to the transfer. The process is expected to be completed sometime during the second quarter of 2023. The Company does not expect any impact to shareholders’ equity as a result of the Fund winding down.

Investments without Readily Determinable Fair Value

In addition to our equity method investments, other investments, as listed on our Consolidated Balance Sheets, consists of equity we have purchased in companies for which there does not exist a readily determinable fair value. This includes the Company’s $2.0 million direct investment in FGC. The Company accounts for these investments at their cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions. Any profit distributions the Company receives on these investments are included in net investment income. The Company’s total investment in companies without a readily determinable fair value was approximately $2.2 million as of March 31, 2023, compared to approximately $2.3 million as of December 31, 2022.

For the three months ended March 31, 2023 the Company has received distributions of approximately $35,000.

Other

Other investments, in addition to equity method investments and investments without readily determinable fair value, include a convertible promissory note and a senior unsecured promissory note. On March 15, 2023, the Company invested $500,000 in a convertible promissory note with iCore. The promissory note has an interest rate of 15% annually, with interest payments due monthly, and matures on March 15, 2024. Beginning September 15, 2023, the Company has the option to convert any unpaid loan amount and all accrued and unpaid interest into fully paid shares of iCore common stock, at a conversion price of $0.10 per share. The Company evaluated the convertible promissory note’s settlement provisions and elected the fair value option to value this instrument. Under the fair value election, the convertible promissory note is measured initially and subsequently at fair value, which as of March 31, 2023, represents the original invested amount of $500,000. Any changes in the fair value of the instrument in future periods will be recorded in the consolidated statements of operations as a change in fair value. On March 16, 2023, the Company invested $200,000 in a senior unsecured loan to Craveworthy. The loan has an interest rate of 13% and a maturity of March 15, 2024. The $200,000 principal and any interest accrued may be prepaid voluntarily by Craveworthy, but is not required to be done until the date of maturity.

Interest accrued or received on notes are included in net investment income. The Company had a balance of $0.7 million related to notes receivable included in other investments as of March 31, 2023, compared to zero as of December 31, 2022.

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

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional investment managers and appraisers could be incorrect;

●	the past operating performance and cash flows generated from the investee’s operations may not reflect their future performance; and

●	the estimated fair values for investment for which observable market prices are not available are inherently imprecise.

We have not recorded an impairment on our investments for either of the quarters ended March 31, 2023 and 2022.

Net investment income (loss) for the quarters ended March 31, 2023 and 2022 is as follows:

(in thousands)	Three months ended March 31,
	2023	2022
Investment income (loss):
Realized loss on FedNat common stock	$-	$(2,877)
Change in unrealized holding loss on FedNat common stock	-	2,774
Realized loss on Hagerty common stock	(16)	-
Change in unrealized holding loss on Hagerty common stock	48	-
Equity method earnings (losses)	2,680	(2,071)
Other income (loss)	128	(172)
Net investment income (loss)	$2,840	$(2,346)

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

Financial instruments measured, on a recurring basis, at fair value as December 31, 2022 in accordance with the guidance promulgated by the FASB are as follows.

(in thousands)

As of December 31, 2022
Hagerty common stock	$841	$–	$–	$841
	$841	$–	$–	$841

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

In estimating losses, the Company may assess any of the following:

●	a review of in-force treaties that may provide coverage and incur losses;

●	general forecasts, catastrophe and scenario modelling analyses and results shared by cedents;

●	reviews of industry insured loss estimates and market share analyses;

●	management’s judgement; and

●	loss development factor selections, initial expected loss ratio selections, and weighting of methods used

Under the terms of certain of our quota-share agreements, and due to the nature of claims and premium reporting, a lag exists between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. The reports we receive from our cedents have pre-determined due dates. In the case of the Company’s FAL contract, first quarter 2023 premium and loss information will not be made available to the Company until subsequent to the filing of this quarterly report. Thus, our first quarter results, including the loss and loss adjustment expense reserves presented herein, have been based upon a combination of actual results from the 2022 calendar year as well as forecasts for 2023 reported to us by the ceding companies. We have approximated first quarter 2023 results under our contracts based upon this historical and forecasted information.

While the Company believes its estimate of loss and loss adjustment expense reserves are adequate as of March 31, 2023, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information is provided.

A summary of changes in outstanding loss and loss adjustment expense reserves for the quarters ended March 31, 2023 and 2022, is as follows:

(in thousands)	2023	2022

Balance, January 1	4,409	2,133
Incurred related to:
Current year	1,616	732
Prior years	301	791
Paid related to:
Current year	(1,797)	(1,026)
Prior years	(485)	(675)
Balance, March 31	4,044	1,955

Note 6. Income Taxes

Actual income tax expense (benefit) differs from the income tax expense computed by applying the applicable effective federal and state tax rates to income before income tax expense as follows:

($ in thousands)	Three months ended March 31,
	2023		2022
	Amount	%	Amount	%

Provision for taxes at U.S. statutory marginal income tax rate of 21%	$284	21.0%	$(803)	21.0%
Valuation allowance for deferred tax assets deemed unrealizable	(284)	(21.0)%	798	(20.9)%
Share-based compensation	-	%	5	(0.1)%
Income tax benefit	$–	–%	$-	-%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes as compared to the amounts used for income tax purposes. The Company’s gross deferred tax assets and liabilities are $9.1 million and $4.0 million as of March 31, 2023. The Company has recorded a valuation allowance against its deferred tax assets of $5.2 million, as of March 31, 2023, due to the uncertain nature surrounding our ability to realize these tax benefits in the future. Significant components of the Company’s net deferred tax assets are as follows:

(in thousands)
	As of March 31, 2023	As of December 31, 2022
Deferred income tax assets:
Net operating loss carryforward	$4,339	$4,171
Loss and loss adjustment expense reserves	36	39
Unearned premium reserves	274	287
Capital loss carryforward	4,157	4,313
Share-based compensation	294	242
Investments	5	5
Other	36	9
Deferred income tax assets	$9,141	$9,066
Less: Valuation allowance	(5,179)	(5,463)
Deferred income tax assets net of valuation allowance	$3,962	$3,603

Deferred income tax liabilities:
Investments	$267	$3,282
Deferred policy acquisition costs	3,695	321
Deferred income tax liabilities	$3,962	$3,603

Net deferred income tax asset (liability)	$–	$–

As of March 31, 2023, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $20.7 million, which will be available to offset future taxable income. Approximately $0.5 million expires on December 31, 2039, $0.1 million expires on December 31, 2040, and $1.6 million of the Company’s NOLs will expire on December 31, 2041. The remaining $18.4 million of the Company’s NOLs do not expire under current tax law. Additionally, the Company has approximately $19.8 million of capital loss carryforward that can only be used to offset capital gains and which will expire in December 2026 if not used prior.

As of March 31, 2023, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

On March 24, 2023, the Company’s board of directors approved an amendment to the 2021 Plan to increase the number of shares available for issuance from 1,500,000 to 2,000,000.

As of March 31, 2023, the Company had 901,970 RSUs outstanding and 130,000 non-qualified stock options outstanding under its equity incentive plans.

RSUs Outstanding

The following table summarizes RSU activity for the three months ended March 31, 2023 and 2022:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2023	256,382	$2.57
Granted	785,000	2.80
Vested (1)	(139,412)	2.82
Forfeited	–	–
Non-vested units, March 31, 2023	901,970	$2.73

Non-vested units, January 1, 2022	164,655	$4.35
Granted	–	–
Vested	(30,796)	4.45
Forfeited	–	–
Non-vested units, March 31, 2022	133,859	$4.33

(1)	Includes 131,080 of vested shares that have not been issued.

On August 19, 2022, we issued a total of 158,225 RSUs to our non-employee directors. The RSUs vest in five equal annual installments, beginning with the first anniversary of the grant date.

On February 17, 2023, we granted a total of 415,000 RSUs to various members of the Company’s management. The RSUs vest in three equal annual installments, beginning with the date the shares were granted.

On January 18, 2021, the Company entered into an Equity Award Letter Agreement (the “Letter Agreement”) with Mr. Swets, pursuant to which the Company clarified its intention to grant an additional 370,000 stock options, restricted shares or restricted stock units pursuant to a future award, subject to the approval of an amended and/or new equity plan, among other conditions. On February 17, 2023, in satisfaction of the obligations in the letter agreement, the Company granted 370,000 RSU’s to Mr. Swets that will vest on the first anniversary of the grant date.

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

Expected volatility	45.60%
Expected life (years)	10.00
Risk-free interest rate	1.15%
Dividend yield	0.00%

The following table summarizes activity for stock options issued for the quarters ended March 31, 2023 and 2022:

Common Stock Options	Shares		Weighted Ave Exercise Price	Weighted Ave Remaining Contractual Term (yrs)	Weighted Ave Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2023	130,000		$3.38	8.04	$1.88	$-
Exercisable, January 1, 2023	–		$–	–	$–	$–
Granted	–		–	–	–	–
Exercised	–		–	–	–	–
Cancelled	–		–	–	–	–
Outstanding, March 31, 2023	130,000		$3.38	7.79	$1.88	$-
Exercisable, March 31, 2023	–		$–	–	$–	$–

Outstanding, January 1, 2022	130,000		$3.38	9.04	$1.88	$49,400
Exercisable, January 1, 2022	–		$–	–	$–	$–
Granted		_	-	-	-	–
Exercised	–		–	–	–	–
Cancelled	–		–	–	–	–
Outstanding, March 31, 2022	130,000		$3.38	8.79	$1.88	$(85,100)
Exercisable, March 31, 2022	–		$–	–	$–	$–

Total stock-based compensation expense for the three months ended March 31, 2023 and 2022 was approximately $641,000 and $62,000, respectively. As of March 31, 2023, total unrecognized stock compensation expense of $2.2 million remains, which will be recognized through December 31, 2026. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense.

Warrants

No warrants were granted or exercised during the quarters ended March 31, 2023 and 2022. On February 24, 2022, 1,500,000 warrants with an exercise price of $15.00 expired. As of March 31, 2023, the Company did not have any warrants outstanding.

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

FG Special Situations Fund

The Company participates as a limited partner in the Fund. The general partner of the Fund, and the investment advisor of the Fund, are ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Portions of the Company’s investment into the Fund were used to sponsor the launch of SPACs affiliated with certain of our officers and directors.

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

FGMP has invested in the founder shares and warrants of Aldel, FG Merger Corp, FG Acquisition Corp, FGC and Craveworthy. Certain of our directors and officers are affiliated with these entities and their sponsor companies as described above.

FG Communities

In October of 2022, the Company directly invested $2.0 million into FGC. The Company also holds an interest through its ownership in FGMP. FGC is a self-managed real estate company focused on a growing portfolio of manufactured housing communities which are owned and operated by FGC. Mr. Cerminara is the President and a director of FGC.

iCoreConnect

On March 15, 2023, the Company invested $500,000 in a convertible promissory note to support FG Merger Corp’s transaction with iCore. FGMP owns underlying securities of FG Merger Corp. In addition, Mr. Cerminara, Mr. Swets and Mr. Baqar each invested separately in the same convertible promissory note.

Craveworthy

On March 16, 2023, the Company invested $200,000 in a senior unsecured loan to Craveworthy. Mr. Swets has an indirect interest in Craveworthy, independent from the interests held by the Company through its ownership in FGMP.

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

The Company paid $456,250 and $457,000 to FGM under the Shared Services Agreement for each of the three months ended March 31, 2023 and 2022, respectively.

Note 9. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three months ended March 31, 2023 and 2022.

($ in thousands, except per share data)	Three months ended March 31,
	2023	2022
Basic and diluted:
Net income (loss)	$1,350	$(3,823)
Dividends declared on Series A Preferred Shares	(447)	(447)
Income (loss) attributable to FG Financial Group, Inc. common shareholders	903	(4,270)
Weighted average common shares	9,421,993	6,477,568
Income (loss) per common share	$0.10	$(0.66)
Income (loss) per share attributable to common shareholders	$0.10	$(0.66)

The following potentially dilutive securities outstanding as of March 31, 2023 and 2022 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of March 31,
	2023	2022
Warrants to purchase common stock	-	-
Options to purchase common stock	130,000	130,000
Restricted stock units	901,970	133,859
	1,031,970	263,859

Note 10. Commitments and Contingencies

Legal Proceedings:

As of March 31, 2023, the Company was not aware of any material claims or actions pending or threatened against us. From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves.

Operating Lease Commitments:

In July 2021, the Company entered into a lease agreement for office space in St. Petersburg, FL. The lease had a term of 12 months and was not renewed upon expiration. Total minimum rent over the 12-month term was approximately $17,000. Due to the short-term nature of the lease, the Company recognized lease expense on a straight-line basis over the term of the lease, with any variable lease payments recognized in the period in which the obligation for the payment occurred. Rent expense related to the St. Petersburg office was zero and approximately $5,000 for the three months ended March 31, 2023 and March 31, 2022, respectively.

In April 2022, the Company entered into a lease agreement for office space in Itasca, IL. The lease has a term of 44 months beginning on May 1, 2022. Total minimum rent over the term of the lease is expected to be approximately $77,000. The Company has accounted for the lease under ASC 842, Leases. The annual discount rate used for the Itasca office was 8%. As of March 31, 2023, the right of use asset and lease liability are approximately $52,000, each, and held in “Other assets” and “Other liabilities” on the balance sheet, respectively. Rent expense related to the Itasca office was approximately $5,000 and zero for the three months ended March 31, 2023 and March 31, 2022, respectively.

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

Note 11. Segment Reporting

The Company has two operating segments—insurance and asset management. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax. Our insurance segment consists of the operations of our Cayman Islands-based reinsurance subsidiary, FGRe, as well as the returns associated with the investments made by our reinsurance operations. Our asset management segment includes our investments made outside of reinsurance operations.

The following table presents the financial information for each segment that is specifically identifiable or based on allocations using internal methodology as of and for the three months ended March 31, 2023 and 2022. The ‘other’ category in the table below consists largely of corporate general and administrative expenses which have not been allocated to a specific segment. Segment assets for the “other” category primarily consist of unrestricted cash in the amounts of $3.2 million and $6.7 million as of March 31, 2023 and 2022, respectively.

(in thousands)

For the three months ended March 31, 2023	Insurance	Asset Management	Other	Total
Net premiums earned	$3,657	$–	$–	$3,657
Net investment income (loss)	3,269	(429)	_	2,840
Other income	_	30	–	30
Total revenue	6,926	(399)	–	6,527
Income (loss) before income tax	3,926	(400)	(2,176)	1,350

As of March 31, 2023
Segment assets	$27,919	$18,346	$3,739	$50,004

For the three months ended March 31, 2022
Net premiums earned	$2,473	$–	$–	$2,473
Net investment (loss)	(969)	(1,377)	–	(2,346)
Other income	–	25	–	25
Total revenue	1,504	(1,352)	–	152
Income (loss) before income tax	(661)	(1,562)	(1,600)	(3,823)

As of March 31, 2022
Segment assets	$11,955	$13,365	$10,284	$35,644

Note 12. Subsequent Events

The Corporation has evaluated subsequent events through the filing date of the financial statements and determined that there have been no events that have occurred that would require additional disclosures.

FG FINANCIAL GROUP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report for the year ended December 31, 2022 on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023.

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

Management cautions that the forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation: general conditions in the global economy; our lack of operating history or established reputation in the reinsurance industry; our inability to obtain or maintain the necessary approvals to operate reinsurance subsidiaries; risks associated with operating in the reinsurance industry, including inadequately priced insured risks, credit risk associated with brokers we may do business with, and inadequate retrocessional coverage; our inability to execute on our investment and investment management strategy, including our strategy to invest in the risk capital of special purpose acquisition companies (SPACs); potential loss of value of investments; risk of becoming an investment company; fluctuations in our short-term results as we implement our new business strategy; risks of being unable to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; our limited operating history as a public company; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; potential conflicts of interest between us and our directors and executive officers; risks associated with our related party transactions and investments; and risks associated with our investments in SPAC, including the failure of any such SPAC to complete its initial business combination. Our expectations and future plans and initiatives may not be realized. If one of these risks or uncertainties materializes, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. You are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements are made only as of the date hereof and do not necessarily reflect our outlook at any other point in time. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect new information, future events or developments.

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

As of March 31, 2023, FG Financial Holdings, LLC (“FG”), a private partnership focused on long-term strategic holdings, and its affiliated entity collectively beneficially owned approximately 60.0% of our common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

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

Current Expected Credit Loss

Upon adoption of ASU 2016-13, the Company calculated an allowance for expected credit losses for its reinsurance balances receivable by applying a Probability of Default / Loss Given Default model. The model considers both the external collectability history as well as external loss history. The external loss history that the Company used included a long-term probability of liquidation study specific to insurance companies. Additionally, the life of each of the Company’s reinsurance treaties was also considered as the probability of default was calculated over the contractual length of the reinsurance contracts. The credit worthiness of a counterparty is evaluated by considering the credit ratings assigned by independent agencies and individually evaluating all the counterparties.

Upon adoption of ASU 2016-13, the Company calculated an approximately $0.1 million allowance for expected credit losses for its reinsurance balances receivable.

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

Recent Accounting Pronouncements

See Item 8, Note 3 – Recently Adopted and Issued Accounting Standards in the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on the Company.

Analysis of Financial Condition

As of March 31, 2023 Compared to December 31, 2022

Investments

See Note 4, Investments and Fair Value Disclosure, for information regarding the Company’s investments held at fair value as of March 31, 2023 and December 31, 2022.

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

Funds Deposited with Reinsured Companies

See Note 2, under the caption, “Funds Deposited with Reinsured Companies,” for information relating to FGRe’s collateral deposits.

Reinsurance Balances Receivable

Reinsurance balances receivable were $9.7 million, net of a current expected loss allowance of $0.1 million, as of March 31, 2023 compared to $9.3 million as of December 31, 2022, representing net amounts due to the Company under our quota-share agreements. As the Company estimates the ultimate premiums, loss expenses and other costs associated with some of these contracts, based on information received by us from the ceding companies, a significant portion of this balance is based on estimates and, ultimately, may not be collected by the Company.

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

Off Balance Sheet Arrangements

None.

Shareholders’ Equity

8.00% Cumulative Preferred Stock, Series A

The total number of Series A Preferred Stock shares outstanding as of March 31, 2023 and March 31, 2022 is 894,580.

Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, when, as and if declared by our Board of Directors. Dividends are payable out of amounts legally available therefor at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. Our Board of Directors declared the first quarter 2023 dividend on the shares of Series A Preferred Stock on February 1, 2023. The Series A Preferred Stock shares trade on the Nasdaq Stock Market under the symbol “FGFPP.”

Common Stock

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

During the first quarter of 2023, the Company sold approximately 27,000 shares under the Sales Agreement for net proceeds of approximately $74,000.

The total number of common stock outstanding as of March 31, 2023 is 9,438,739.

Change in Shareholders’ Equity

The table below presents the primary components of changes to total shareholders’ equity for the three months ended March 31, 2023 and 2022.

	Preferred Shares Outstanding	Common Shares Outstanding	Treasury Shares	Total Shareholders’ Equity attributable to FG Financial Group, Inc.
Balance, January 1, 2022	894,580	6,497,205	-	$34,009
Stock compensation expense	–	30,796	–	63
Dividends declared on Series A Preferred Stock	–	–	–	(447)
Net loss	–	–	–	(3,823)
Balance, March 31, 2022	894,580	6,528,001	-	$29,802

Balance, January 1, 2023	894,580	9,410,473	–	$37,295
Common stock issuance		27,186		74
Stock compensation expense	–	1,080	–	641
Dividends declared on Series A Preferred Stock	–	–	–	(447)
Net Income	–	–	–	1,350
Cumulative effect of adoption of accounting guidance for expected credit losses at January 1, 2023				(106)
Balance, March 31, 2023	894,580	9,438,739	–	$38,807

Results of Operations

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Net Premiums Earned

Net premiums earned represent actual premiums earned on our reinsurance agreements as well as estimated premiums earned on our FAL agreement as disclosed previously. All actual and estimated premiums earned are the result of property and casualty assumed premium. For the three months ended March 31, 2023 and 2022, earned premiums are approximately $3.7 million and $2.5 million, respectively. The increase in reinsurance premiums was due primarily to the additional reinsurance agreement entered into with FAL to cover risks written by the syndicate during the calendar year 2023.

Net Investment Income

Net investment income (loss) for the three months ended March 31, 2023 and 2022 is as follows:

(in thousands)	Three months ended March 31,
	2023	2022
Investment income (loss):
Realized loss on FedNat common stock	$-	$(2,877)
Change in unrealized holding loss on FedNat common stock	-	2,774
Realized loss on Hagerty common stock	(16)
Change in unrealized holding loss on Hagerty common stock	48
Equity method earnings (losses)	2,680	(2,071)
Other	128	(172)
Net investment income (loss)	$2,840	$(2,346)

Other Income

Other income was approximately $30,000 and $25,000 for the three months ended March 31, 2023, and 2022, respectively, and is primarily comprised of service fee revenue we have earned under our SPAC Platform.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses (“LAE”) for the three months ended March 31, 2023 and 2022, were $1.9 million and $1.5 million, respectively. As discussed under Note 5, Loss and Loss Adjustment Expense Reserves, a portion of this charge represents an estimate based upon a full calendar year forecast of results provided to us by the ceding companies under our FAL arrangement.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million to $2.5 million for the three months ended March 31, 2023, compared to $1.7 million for the three months ended March 31, 2022. The increase was primarily related to an increase in stock compensation expense.

Income Tax Expense (Benefit)

Our actual effective tax rate varies from the statutory federal income tax rates as shown in the following table.

($ in thousands)	Three months ended March 31,
	2023		2022
	Amount	%	Amount	%

Provision for taxes at U.S. statutory marginal income tax rate of 21%	$284	21.0%	$(803)	21.0%
Valuation allowance for deferred tax assets deemed unrealizable	(284)	(21.0)%	798	(20.9)%
Share-based compensation	-	-%	5	(0.1)%
Income tax benefit	$–	–%	$-	-%

As of March 31, 2023 and 2022, the Company has gross deferred tax assets of approximately $9.1 million and $6.6 million, respectively; however the Company has recorded a valuation allowance against all of its net deferred tax assets due to the uncertain nature surrounding our ability to realize these tax benefits in the future, resulting in a net deferred income tax asset of $0 as of March 31, 2023 and 2022.

Net Income (Loss)

Information regarding our net income (loss) and income (loss) per share for the three months ended March 31, 2023 and 2022 is as shown in the following table:

($ in thousands, except per share data)	Three months ended March 31,
	2023	2022
Basic and diluted:
Net income (loss)	$1,350	$(3,823)
Dividends declared on Series A Preferred Shares	(447)	(447)
Income (loss) attributable to FG Financial Group, Inc. common shareholders	903	(4,270)
Weighted average common shares	9,421,993	6,447,568
Income (loss) per common share	$0.10	$(0.66)

Weighted average common shares outstanding	9,421,993	6,447,568
Income (loss) per share attributable to common shareholders	$0.10	$(0.66)

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations and from the proceeds from the sales of our common stock. Cash provided from these sources has historically been used for making investments, loss and LAE payments, as well as other operating expenses.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the three months ended March 31, 2023 and 2022.

($ in thousands)	Three months ended March 31,
Summary of Cash Flows	2023	2022
Cash and cash equivalents – beginning of period	$3,010	$15,542

Net cash provided (used) by operating activities	750	(978)
Net cash provided (used) by investing activities	917	(5,616)
Net cash used by financing activities	(373)	(447)
Net increase (decrease) in cash and cash equivalents	1,294	(7,041)

Cash and cash equivalents – end of period	$4,304	$8,501

For the quarter ended March 31, 2023, net cash provided by operating activities was approximately $0.8 million, the major drivers of which were as follows:

●	Our net income of approximately $1.4 million for the period;
●	An adjustment to our net income for $2.7 million related to unrealized gains associated with our equity method investments;
A cash inflow of approximately $2.8 million for return of collateral due under our reinsurance agreements; and
●	A decrease in amounts due from cedants under reinsurance agreements of approximately $0.5 million

For the quarter ended March 31, 2023, net cash provided by investing activities was $0.9, the major drivers of which were as follows:

●	Approximately $0.9 million cash inflow from the sale of Hagerty common stock
●	Approximately $0.8 million cash inflow as a result of a distribution from the Fund
●	Approximately $0.7 million cash outflow as a result of investments in promissory notes

Net cash used by financing activities was approximately $0.4 million, as a result of a cash dividend declared on our Series A Preferred Shares, offset by issuance of common stock under the Sales Agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2023. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information concerning pending legal proceedings is incorporated herein by reference to Note 10, “Commitments and Contingencies,” to the unaudited consolidated interim financial statements in Part I of this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 24, 2023.

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

FG FINANCIAL GROUP, INC.

Date:	May 12, 2023	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., Chief Executive Officer
(principal executive officer)

Date:	May 12, 2023	By:	/s/ Hassan R. Baqar
Hassan R. Baqar, Chief Financial Officer
(principal financial officer)

