Form 10-Q
period 2023-06-30
FG Financial Group, Inc.
filed 2023-08-10
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2023 was 10,303,739.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FG FINANCIAL GROUP, INC.

Consolidated Balance Sheets

($ in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Equity securities, at fair value (cost basis of $1,916 and $889, respectively)	$1,783	$841
Other investments	23,994	24,839
Cash and cash equivalents	2,962	3,010
Deferred policy acquisition costs	1,231	1,527
Reinsurance balances receivable (net of current expected losses allowance of $84 and zero, respectively)	10,608	9,269
Funds deposited with reinsured companies	6,667	9,277
Other assets	1,321	712
Total assets	$48,566	$49,475

LIABILITIES
Loss and loss adjustment expense reserves	$4,665	$4,409
Unearned premium reserves	6,270	6,823
Accounts payable and accrued expenses	508	723
Other liabilities	116	225
Total liabilities	$11,559	$12,180

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par and liquidation value, 1,000,000 shares authorized; 894,580 shares issued and outstanding as of June 30, 2023 and December 31, 2022	$22,365	$22,365
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,303,739 and 9,410,473 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	10	9
Additional paid-in capital	52,302	50,021
Accumulated deficit	(37,670)	(35,100)
Total shareholders’ equity	37,007	37,295
Total liabilities and shareholders’ equity	$48,566	$49,475

See accompanying notes to consolidated financial statements.

FG FINANCIAL GROUP, INC.

Consolidated Statements of Operations

($ in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue:
Net premiums earned	$3,685	$2,953	$7,342	$5,426
Net investment (loss) income	(1,529)	(3,714)	1,311	(6,059)
Other income	30	26	60	50
Total revenue	2,186	(735)	8,713	(583)

Expenses:
Net losses and loss adjustment expenses	1,960	1,868	3,876	3,391
Amortization of deferred policy acquisition costs	817	606	1,529	1,318
General and administrative expenses	2,332	2,269	4,881	4,009
Total expenses	5,109	4,743	10,286	8,718

Net loss	$(2,923)	$(5,478)	$(1,573)	$(9,301)
Dividends declared on Series A Preferred Shares	444	447	891	894
Loss attributable to FG Financial Group, Inc. common shareholders	$(3,367)	$(5,925)	$(2,464)	$(10,195)

Basic and diluted net loss per common share:	$(0.35)	$(0.87)	$(0.26)	$(1.55)

Weighted average common shares outstanding:
Basic and diluted	9,704,893	6,775,501	9,564,225	6,589,296

See accompanying notes to consolidated financial statements.

FG FINANCIAL GROUP, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

($ in thousands)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Total Shareholders’ Equity attributable to FG Financial
	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.
Balance, January 1, 2022	894,580	$22,365	6,497,205	$6	$46,037	$(34,399)	$34,009
Stock based compensation	–	–	30,796	1	62	–	63
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	(447)	(447)
Interests issued for contributed cash	–	–	–	–	–	–	–
Net loss	–	–	–	–	–	(3,823)	(3,823)
Balance, March 31, 2022	894,580	$22,365	6,528,001	$7	$46,099	$(38,669)	$29,802

Common stock issuance	-	-	2,750,000	3	3,781	-	3,784
Stock based compensation	–	–	-	-	53	–	52
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	(447)	(447)
Net loss	–	–	–	–	–	(5,478)	(5,478)
Balance, June 30, 2022	894,580	$22,365	9,278,001	$9	$49,933	$(44,549)	$27,713

Balance, January 1, 2023	894,580	$22,365	9,410,473	$9	$50,021	$(35,100)	$37,295
Common stock issuance			27,186		74		74
Stock based compensation	–	–	1,080	-	641	–	641
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	(447)	(447)
Net income	–	–	–	–	–	1,350	1,350
Cumulative effect of adoption of accounting guidance for expected credit losses at January 1, 2023						(106)	(106)
Balance, March 31, 2023	894,580	$22,365	9,438,739	$9	$50,736	$(34,303)	$38,807

Common stock issuance	-	-	865,000	1	1,205	-	1,206
Stock based compensation	–	–	-	-	361	–	361
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	(444)	(444)
Net loss	–	–	–	–	–	(2,923)	(2,923)
Balance, June 30, 2023	894,580	$22,365	10,303,739	$10	$52,302	$(37,670)	$37,007

See accompanying notes to consolidated financial statements.

FG FINANCIAL GROUP, INC.

Consolidated Statement of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,573)	$(9,301)
Adjustments to reconcile net loss to net cash used by operating activities:
Net unrealized holding (gain) loss on equity investments	85	(8,073)
(Income) loss from equity method investments, net of distributions received	(732)	8,347
(Increase) in investment without a readily determinable fair value	(250)	-
(Increase) in fair value of convertible note	(177)	-
Net realized loss on sale of equity investments	16	8,791
Stock compensation expense	1,002	115
Changes in operating assets and liabilities:		-
Reinsurance balances receivable	(1,445)	(3,479)
Funds deposited with reinsured companies	2,609	464
Deferred policy acquisition costs	297	(469)
Other assets	(608)	(150)
Loss and loss adjustment expense reserves	256	750
Unearned premium reserves	(554)	2,558
Accounts payable, accrued expenses and other liabilities	(323)	(567)
Net cash used by operating activities	(1,397)	(1,014)

Cash flows from investing activities:
Purchases of furniture and equipment	-	(57)
Purchases of equity method investments	(50)	(6,795)
Purchases of other investments	(700)	-
Distribution from equity method investments	761	1,521
Sales of equity securities	873	593
Return of capital – other investments	77	152
Net cash provided (used) by investing activities	961	(4,586)

Cash flows from financing activities:
Payment of dividends on preferred shares	(892)	(894)
Proceeds from issuance of common stock, net	1,280	3,784
Net cash provided by financing activities	388	2,890

Net decrease in cash and cash equivalents	(48)	(2,710)
Cash and cash equivalents at beginning of period	3,010	15,542
Cash and cash equivalents at end of period	$2,962	$12,832

Non-Cash Investing Transactions:
Equity securities in OppFi received in connection with FG Special Situations Fund unwind	$1,916	$-

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

From our inception in October 2012 through December 2019, we operated as an insurance holding company, writing property and casualty insurance throughout the states of Louisiana, Florida, and Texas. On December 2, 2019, we sold our three former insurance subsidiaries to FedNat Holding Company (“FedNat”) for a combination of cash and FedNat common stock, and embarked upon our current strategy focused on reinsurance, merchant banking and asset management.

As of June 30, 2023, FG Financial Holdings, LLC (“FG”), a private partnership focused on long-term strategic holdings, and its affiliated entity, collectively beneficially owned approximately 55% of our common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

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

Insurance

Sponsor Protection Coverage and Risk, Inc. has been formed as a special purpose captive in South Carolina to provide reinsurance coverage for Sides A, B, & C Directors and Officers Liability insurance coverage for related and unrelated entities of FG Reinsurance Ltd (“FGRe”). These will include SPAC entities engaged in the services or business of taking companies public, as well as small cap businesses performing an initial public offering. Sponsor Protection Coverage and Risk, Inc. has yet to write any business.

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

As of June 30, 2023, the Company had six active reinsurance contracts, including participating in a Funds at Lloyds (“FAL”) syndicate covering risks written by the syndicate during the 2021, 2022 and 2023 calendar years.

Asset Management

FG Strategic Consulting, LLC, (“FGSC”) a wholly owned subsidiary of the Company, looks to provide investment advisory services, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions.

SPAC Platform

On December 21, 2020, we formed FG Management Solutions LLC (“FGMS”), formerly known as FG SPAC Solutions, LLC, a Delaware company, to facilitate the launch of our “SPAC Platform.” Under the SPAC Platform, we provide various strategic, administrative, and regulatory support services to newly formed SPACs for a monthly fee. Additionally, the Company co-founded a partnership, FG Merchant Partners, LP (“FGMP”), formerly known as FG SPAC Partners, LP, to participate as a co-sponsor for newly formed SPACs. The first transaction entered under the SPAC Platform occurred on January 11, 2021, by and among FGMS and Aldel Investors, LLC, the sponsor of Aldel Financial, Inc. (“Aldel”), a special purpose acquisition company which completed its business combination with Hagerty, Inc. (NYSE: HGTY) on December 2, 2021. Under the services agreement between FGMS and Aldel Investors, LLC (the “Agreement”), FGMS provided accounting, regulatory, strategic advisory, and other administrative services to Aldel, which included assistance with negotiations with potential merger targets for the SPAC as well as assistance with the de-SPAC process.

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

In the aggregate, the Company’s exposure to FG Merger through its subsidiaries represents potential beneficial ownership of approximately 820,000 shares of FG Merger’s common stock, approximately 989,000 warrants with an $11.50 exercise price and 5-year expiration, and approximately 85,000 warrants with a $15.00 exercise price and 10-year expiration. The Company has invested approximately $2.6 million in FG Merger through its subsidiaries. The Company’s indirect exposure in FG Acquisition through its subsidiaries represents potential beneficial ownership of approximately 819,000 shares of FG Acquisition’s common stock, approximately 1,400,000 warrants with an $11.50 exercise price and 5-year expiration (the “FGAC Warrants”), approximately 440,000 warrants with a $15 exercise price and 10-year expiration, and either (i) up to approximately an additional 1,600,000 FGAC Warrants, or (ii) up to approximately $2 million in cash, or (iii) a pro-rata combination of such FGAC Warrants and cash, based on certain adjustment provisions and the level of redemptions of FG Acquisition’s publicly traded warrants at the time of a business combination. The Company has invested approximately $3.4 million in FG Acquisition through its subsidiaries.

On January 5, 2023, FG Merger entered into a Merger Agreement and Plan of Reorganization with iCoreConnect Inc. (“iCore”), a market leading, cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise and healthcare workflow platform of applications and services.

On May 12, 2023, FG Acquisition entered into a business combination agreement with ThinkMarkets, one of the fastest growing online and leveraged trading multi-asset brokerages globally.

As of June 30, 2023, neither FG Merger nor FG Acquisition had closed on their respective business combination agreement.

Merchant Banking

In the third quarter of 2022, the Company announced the expansion of its growth strategy through the formation of a merchant banking division.

In the fourth quarter of 2022, the Company invested $2.0 million into its first merchant banking project, FG Communities, Inc. (“FGC”). FGC is a self-managed real estate company focused on a growing portfolio of manufactured housing communities which are owned and operated by FGC.

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

During the first quarter of 2023, it was determined that the Fund would begin the process of winding down, and all investment holdings held in the name of the Fund would be transferred and distributed to members within the Fund based on their ownership percentage of each respective holding. Prior to the unwinding, through the Fund, the Company held underlying investments in FGAC Investors LLC, FG Merger Investors LLC, Greenfirst Forest Products Holdings LLC, and OppFi. The Fund, an investment company, carried each of these investments at fair value. In June 2023, all transfers were completed, resulting in the Company being transferred direct limited partner interests in FGAC Investors LLC, with a carrying value of $8.9 million, FG Merger Investors LLC, with a carrying value of $3.4 million, and Greenfirst Forest Products, LLC, with a carrying value of $1.4 million. The carrying value of these direct limited partner interests approximate to ownership of 29% of FGAC Investors LLC, 19% of FG Merger Investors LLC, and 16% of Greenfirst Forest Products Holdings, LLC. The Fund also distributed OppFi publicly traded securities to the Company with a carrying value of $1.9 million.

As previously mentioned, as a result of the winddown, the Company now holds direct limited partner interests in FGAC Investors LLC, FG Merger Investors LLC, and Greenfirst Forest Products Holdings, LLC. The Company has determined that each of these entities meets the criteria of a VIE. For each new position, the Company analyzed ASC 810 – Consolidation and has determined it is not the primary beneficiary of FGAC Investors LLC, FG Merger Investors LLC or Greenfirst Forest Products Holdings LLC, but does have the ability to exercise significant influence over each of these. Therefore, the Company will apply the equity method of accounting for each of these investments.

In October of 2022, the Company invested $2.0 million into FGC, which the Company has determined meets the criteria of a VIE. The Company holds this investment at cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions. Due to its minority interest and inability to govern the financial and operating policies of FGC, the Company has determined it is not the primary beneficiary of FGC, and thus does not consolidate FGC. Due to the observable price change in the second quarter of 2023, the Company now holds this investment as an asset measured at fair value on a nonrecurring basis.

The Company’s risk of loss associated with its non-consolidated VIEs is limited. As of June 30, 2023, and December 31, 2022, the carrying value and maximum loss exposure of the Company’s non-consolidated VIE’s was $14.2 million and $18.8 million, respectively.

See Note 4 for further information regarding the Company’s investments.

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

In addition to investments accounted for under the equity method of accounting, other investments also consist of equity we have purchased in a limited partnership, a limited liability company, and a corporation for which there does not exist a readily determinable fair value. The Company accounts for these investments at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments by the same issuer. When the Company observes an orderly transaction of an investee’s identical or similar equity securities, the Company adjusts the carrying value based on the observable price as of the transaction date. Once the Company records such an adjustment, the investment is considered an asset measured at fair value on a nonrecurring basis. Any profit distributions the Company receives on these investments are included in net investment income.

Other investments also include a convertible note and a senior unsecured promissory note.

See Note 4 for additional information regarding the Company’s investments.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, and deposits with reinsured companies. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of June 30, 2023, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

Premium estimates are reviewed by management periodically. Such review includes a comparison of actual reported premiums to expected premiums. Based on management’s review, the appropriateness of the premium estimates is evaluated, and any adjustments to these estimates are recorded in the period in which they are determined. Changes in premium estimates, including premiums receivable, are not unusual and may result in significant adjustments in any period. A significant portion of amounts included in the caption “Reinsurance balances receivable” in the Company’s consolidated balance sheets represents estimated premiums written, net of commissions, brokerage, and loss and loss adjustment expense, and are not currently due based on the terms of the underlying contracts. Additional premiums due on a contract that has no remaining coverage period are earned in full when written.

Premiums written are generally recognized as earned over the contract period in proportion to the risk covered. Unearned premiums represent the unexpired portion of reinsurance provided.

Current Expected Credit Loss

In the first quarter of 2023, the Company adopted ASU 2016-13, as amended, Financial Instruments – Credit Losses (“ASU 2016-13”), which requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The financial assets included in the caption “Reinsurance balances recoverable” in the Company’s consolidated balance sheets are carried at amortized cost and therefore affected by ASU 2016-13. The amendments in this update were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted, however smaller reporting companies, like the Company, could delay adoption until January 2023. Upon adoption of ASU 2016-13, the Company calculated an allowance for expected credit losses for its reinsurance balances receivable by applying a Probability of Default / Loss Given Default model. The model considers both the external collectability history as well as external loss history. The external loss history that the Company used included a long-term probability of liquidation study specific to insurance companies. Additionally, the life of each of the Company’s reinsurance treaties was also considered as the probability of default was calculated over the contractual length of the reinsurance contracts. The credit worthiness of a counterparty is evaluated by considering the credit ratings assigned by independent agencies and individually evaluating all the counterparties. The adoption resulted in a cumulative-effect adjustment to increase accumulated deficit by $0.1 million as of January 1, 2023. The Company updated the model as of June 30, 2023, resulting in a $0.0 million decrease to the allowance for expected credit losses for the quarter ended June 30, 2023.

In the first quarter of 2023, the Company allocated $200,000 into a promissory note. The promissory note is carried at amortized cost on the Company’s consolidated balance sheet under the caption “other investments.” Due to being held at amortized cost, the promissory note falls into the scope of ASU 2016-13. Due to immateriality, the Company does not have a current expected credit allowance against the promissory note.

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

Funds Deposited for benefit of Reinsured Companies

“Funds Deposited with Reinsured Companies” on the Company’s consolidated balance sheets includes amounts held to support our reinsurance contracts. As of June 30, 2023 and December 31, 2022, the total cash collateral posted to support all of our reinsurance treaties was approximately $6.7 million and $9.3 million, respectively.

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of June 30, 2023.

Fair Value of Financial Instruments

The carrying values of certain financial instruments, including cash, short-term investments, deposits held, accounts payable, and other accrued expenses, approximate fair value due to their short-term nature. The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 4 for further information on the fair value of the Company’s financial instruments.

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

Note 3. Recently Adopted and Issued Accounting Standards

Accounting Standards Pending Adoption

As discussed, the Company adopted ASU 2016-13 during the first quarter of 2023 using a modified retrospective transition method. The adoption resulted in a cumulative-effect adjustment to increase accumulated deficit by $0.1 million as of January 1, 2023.

Note 4. Investments and Fair Value Disclosures

The following table summarizes the Company’s equity securities held at fair value as of June 30, 2023 and December 31, 2022:

(in thousands)
As of June 30, 2023	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
OppFi common stock	$1,916	$–	$133	$1,783
Total investments	$1,916	$–	$133	$1,783

As of December 31, 2022	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
Hagerty common stock	$889	$–	$48	$841
Total investments	$889	$–	$48	$841

OppFi Common Stock

As a result of the Fund unwinding, the Company received approximately 860,000 shares of OppFi common stock. On the date of the distribution, the common shares had an aggregate fair value of approximately $1.9 million.

Hagerty Common Stock

On December 15, 2022, FGMP distributed 99,999 common shares of Hagerty to the Company. On the date of distribution, the common shares had an aggregate fair value of approximately $889,000. The Company sold the common shares during the first quarter of 2023 for a realized loss of approximately $16,000.

Equity Method Investments

Other investments on the Company’s consolidated balance sheets include our equity method investments in FGMP, FGAC Investors LLC, FG Merger Investors LLC, and Greenfirst Forest Products Holdings LLC.

On January 4, 2021, FGMP was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners, as well as other merchant banking interests. The Company is the sole managing member of the general partner of FGMP and holds a limited partner interest of approximately 48% in FGMP directly and through its subsidiaries. FGMP participates as a co-sponsor of the SPACs launched under our SPAC Platform as well as merchant banking initiatives. For the six months ended June 30, 2023, the Company has contributed $0.1 million into FGMP. The Company has recorded equity method gains from FGMP of approximately $2.9 million for the six months ended June 30, 2023. The carrying value of our investment in FGMP as of June 30, 2023 was approximately $8.7 million compared to $5.7 million as of December 31, 2022. Of the $8.7 million carrying value of our investment in FGMP at June 30, 2023 the Company may allocate up to approximately $0.8 million to incentivize and compensate individuals and entities for the successful merger of SPAC’s launched under our platform.

Equity method investments previously included our investment in the Fund. However, during the first quarter of 2023, it was determined that the Fund would begin the process of winding down, and all investment holdings held in the name of the Fund would be transferred and distributed to members within the Fund based on their ownership percentage of each respective holding. Prior to the unwinding, through the Fund, the Company held underlying investments in FGAC Investors LLC, FG Merger Investors LLC, and Greenfirst Forest Products Holdings LLC. The Fund, an investment company, carried each of these investments at fair value. In June 2023, all transfers were completed, resulting in the Company being transferred direct limited partner interests in FGAC Investors LLC, with a carrying value of $8.9 million, FG Merger Investors LLC, with a carrying value of $3.4 million, and Greenfirst Forest Products, LLC, with a carrying value of $1.4 million. The Company determined that it has the ability to exercise significant influence over FGAC Investors LLC, FG Merger Investors LLC and Greenfirst Forest Products Holdings LLC, and thus will account for each of these investments under the equity method of accounting. For the three months ended June 30, 2023, the Company recorded an equity method loss of approximately $0.2 million, $1.3 million and $0.3 million from FGAC Investors LLC, FG Merger Investors and Greenfirst Forest Products Holdings LLC, respectively. The combined carrying value of these investments at June 30, 2023 was approximately $11.9 million.

Financial information for our investments accounted for under the equity method, in the aggregate, is as follows:

	As of June 30, 2023	As of December 31, 2022
(in thousands)
Other investments	$56,669	$35,366
Cash	262	113
Other assets	187	165
Total assets	57,118	35,644

Accounts payable	$52	$65
Total liabilities	52	65

	Six months ended June 30, 2023	Six months ended June 30, 2022
(in thousands)
Net investment (loss) income	$1,502	$(4,696)
General and administrative expenses	(87)	(66)
Net income (loss)	1,415	(4,762)

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

Investments without Readily Determinable Fair Value

In addition to our equity method investments, other investments, as listed on our consolidated balance sheets, consist of equity we have purchased in companies for which there does not exist a readily determinable fair value. The Company accounts for these investments at their cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions. When the Company observes an orderly transaction of an investee’s identical or similar equity securities, the Company adjusts the carrying value based on the observable price as of the transaction date. Any profit distributions the Company receives on these investments are included in net investment income.

Due to an observable price change in an orderly transaction, the Company recorded a $0.3 million increase to the carrying value of FGC for the three months ended June 30, 2023, as compared to zero for the three months ended June 30, 2022 ($0.3 million and zero for the six months ended June 30, 2023 and 2022, respectively).

These amounts are included in net investment income on the Company’s consolidated statements of operations. The Company’s total carrying value in investments without a readily determinable fair value was $2.3 million as of June 30, 2023, compared to approximately $2.3 million as of December 31, 2022.

Other

Other investments, in addition to equity method investments and investments without readily determinable fair value, include a convertible promissory note and a senior unsecured promissory note. On March 15, 2023, the Company invested $500,000 in a convertible promissory note with iCore. The promissory note has an interest rate of 15% annually, with interest payments due monthly, and matures on March 15, 2024. Beginning September 15, 2023, the Company has the option to convert any unpaid loan amount and all accrued and unpaid interest into fully paid shares of iCore common stock, at a conversion price of $0.10 per share. The Company evaluated the convertible promissory note’s settlement provisions and elected the fair value option to value this instrument. Under the fair value election, the convertible promissory note is measured initially and subsequently at fair value, which as of June 30, 2023, the fair value is calculated to be $677,000, compared to $500,000 on the initial date. The increase in the fair value of the instrument was recorded in the consolidated statements of operations as net investment income.

On March 16, 2023, the Company invested $200,000 in a senior unsecured loan to Craveworthy LLC (“Craveworthy”). The loan has an interest rate of 13% and a maturity of March 15, 2024. The $200,000 principal and any interest accrued may be prepaid voluntarily by Craveworthy but is not required to be paid until the date of maturity.

Interest accrued or received on notes are included in net investment income. The Company had a balance of $0.9 million related to notes receivable included in other investments as of June 30, 2023, compared to zero as of December 31, 2022.

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

For equity method investments, evidence of a loss in value might include a series of operating losses of an investee, the absence of an ability to recover the carrying amount of the investment, or a deterioration in the value of the investee’s underlying assets. If these, or other indicators lead to the conclusion that there is a decrease in the value of the investment that is other than temporary, the Company would recognize that decrease in value even though the decrease may be in excess of what would otherwise be recognized under the equity method of accounting.

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional investment managers and appraisers could be incorrect;

●	the past operating performance and cash flows generated from the investee’s operations may not reflect their future performance; and

●	the estimated fair values for investment for which observable market prices are not available are inherently imprecise.

We have not recorded an impairment on our investments for either of the six months ended June 30, 2023 and 2022.

Net investment income (loss) for the three and six months ended June 30, 2023 and 2022 is as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment income (loss):
Realized loss on common stock	$-	$(5,914)	$(16)	$(8,791)
Change in unrealized holding loss on common stock	(133)	5,299	(85)	8,073
Equity method (loss) earnings	(1,948)	(3,074)	732	(5,146)
Increase in investments without readily determinable fair value	250	-	250	-
Increase in fair value of convertible note	177	-	177	-
Other	125	(25)	253	(195)
Net investment (loss) income	$(1,529)	$(3,714)	$1,311	$(6,059)

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

Financial instruments measured, on a recurring basis, at fair value as of June 30, 2023 and December 31, 2022 in accordance with the guidance promulgated by the FASB are as follows.

(in thousands)

As of June 30, 2023	Level 1	Level 2	Level 3	Total
Opfi common stock	$1,783	$–	$–	$1,783
iCore convertible note	$–	–	677	677
	$1,783	$–	$677	$2,460

As of December 31, 2022
Hagerty common stock	$841	$–	$–	$841
	$841	$–	$–	$841

The Company determined the fair value of the iCore convertible note using level three inputs within a lattice model to calculate the implied probabilities of certain scenarios. The significant unobservable inputs used to measure the iCore convertible note as of June 30, 2023 include the following:

Stock price on valuation date	$0.15
Exercise price per share	$0.10
Years to expiration	0.7
Volatility	65%
Risk-free rate	5.4%
Dividend yield	0.0%

The following tables provide a reconciliation of the fair value of recurring Level 3 fair value measurements for the three and six months ending June 30, 2023 and June 30, 2022:

(in thousands)	Six months ended June 30,
	2023	2022
Assets:
Convertible note
Beginning balance	-	-
Consideration paid	500	-
Increase in fair value of convertible note	177	-
Balance, June 30	$677	$-

(in thousands)	Three months ended June 30,
	2023	2022
Assets:
Convertible note
Beginning balance	500	-
Consideration paid	-	-
Increase in fair value of convertible note	177	-
Balance, June 30	$677	$-

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

In estimating losses, the Company may assess any of the following:

●	a review of in-force treaties that may provide coverage and incur losses;
●	general forecasts, catastrophe and scenario modelling analyses and results shared by cedents;
●	reviews of industry insured loss estimates and market share analyses;
●	management’s judgment; and
●	loss development factor selections, initial expected loss ratio selections, and weighting of methods used

Under the terms of certain of our quota-share agreements, and due to the nature of claims and premium reporting, a lag exists between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. The reports we receive from our cedents have pre-determined due dates. In the case of the Company’s FAL contracts, second quarter 2023 premium and loss information will not be made available to the Company until subsequent to the filing of this quarterly report. Thus, our second quarter results, including the loss and loss adjustment expense reserves presented herein, have been based upon a combination of actual results from the 2023 calendar year as well as forecasts for 2023 reported to us by the ceding companies. We have approximated second quarter 2023 results under our FAL contracts based upon this historical and forecasted information.

While the Company believes its estimate of loss and loss adjustment expense reserves are adequate as of June 30, 2023, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information is provided.

A summary of changes in outstanding loss and loss adjustment expense reserves for the six months ended June 30, 2023 and 2022, is as follows:

(in thousands)	Six months ended June 30,
	2023	2022
Balance, beginning of period, net of reinsurance	$4,409	$2,133
Incurred related to:
Current year	3,360	2,638
Prior year	516	753
Paid related to:
Current year	(2,875)	(1,590)
Prior years	(745)	(1,051)
Balance, June 30, net of reinsurance	$4,665	$2,883

Note 6. Income Taxes

Actual income tax expense (benefit) differs from the income tax expense computed by applying the applicable effective federal and state tax rates to income before income tax expense as follows:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Provision for taxes at U.S., statutory marginal income tax rate of 21%	$(614)	$(1,150)	$(330)	$(1,953)
Valuation allowance for deferred tax assets deemed unrealizable	614	1,150	329	1,948
Non-deductible expenses associated with the Share Repurchase Transaction	–	–	1	-
Share-based compensation	–		-	5
Income tax expense (benefit)	$–	$–	$–	$-

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes as compared to the amounts used for income tax purposes. The Company’s gross deferred tax assets and liabilities are $9.6 million and $3.8 million as of June 30, 2023. The Company has recorded a valuation allowance against its deferred tax assets of $5.8 million, as of June 30, 2023, due to the uncertain nature surrounding our ability to realize these tax benefits in the future. Significant components of the Company’s net deferred tax assets are as follows:

(in thousands)
	As of June 30, 2023	As of December 31, 2022
Deferred income tax assets:
Net operating loss carryforward	$4,567	$4,171
Loss and loss adjustment expense reserves	41	39
Unearned premium reserves	263	287
Capital loss carryforward	4,317	4,313
Share-based compensation	370	242
Investments	10	5
Other	8	9
Deferred income tax assets	$9,576	$9,066
Less: Valuation allowance	(5,815)	(5,463)
Deferred income tax assets net of valuation allowance	$3,761	$3,603

Deferred income tax liabilities:
Investments	$3,503	$3,282
Deferred policy acquisition costs	258	321
Deferred income tax liabilities	$3,761	$3,603

Net deferred income tax asset (liability)	$–	$–

As of June 30, 2023, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $21.8 million, which will be available to offset future taxable income. Approximately $0.5 million expire on December 31, 2039, $0.1 million expire on December 31, 2040, and $1.6 million of the Company’s NOLs will expire on December 31, 2041. The remaining $19.6 million of the Company’s NOLs do not expire under current tax law. Additionally, the Company has approximately $21.7 million of capital loss carryforward that can only be used to offset capital gains and which will expire in December 2026 if not used prior.

As of June 30, 2023, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

In addition, on March 24, 2023, the board of directors approved an employee purchase plan (“ESPP Plan”) whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company’s common shares in the open market. The Company matches 100% of the employee’s contribution amount after thirty days of employment.

RSUs Outstanding

The following table summarizes RSU activity for the six months ended June 30, 2023 and 2022:

		Weighted
		Average
	Number of	Grant Date
Restricted Stock Units	Units	Fair Value
Non-vested units, January 1, 2023	256,382	$2.57
Granted	785,000	2.80
Vested	(139,412)	2.82
Forfeited	—	—
Non-vested units, June 30, 2023	901,970	$2.73

Non-vested units, January 1, 2022	164,655	$4.35
Granted	—	—
Vested	(30,796)	4.45
Forfeited	—	—
Non-vested units, June 30, 2022	133,859	$4.33

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

Expected volatility	45.60%
Expected life (years)	10.00
Risk-free interest rate	1.15%
Dividend yield	0.00%

The following table summarizes activity for stock options issued for the six months ended June 30, 2023 and 2022.

		Weighted	Weighted Ave Remaining	Weighted Ave Grant	Aggregate
		Ave Exercise	Contractual	Date Fair	Intrinsic
Common Stock Options	Shares	Price	Term (yrs)	Value	Value
Outstanding, January 1, 2023	130,000	$3.38	8.04	$1.88	$-
Exercisable, January 1, 2023	–	$–	–	$–	$–
Granted				–	–
Exercised	–	–	–	–	–
Cancelled	–	–	–	–	–
Outstanding, June 30, 2023	130,000	$3.38	7.54	$1.88	$-
Exercisable, June 30, 2023	–	$–	–	$–	$–

Outstanding, January 1, 2022	130,000	$3.38	9.04	$1.88	$49,400
Exercisable, January 1, 2022	–	$–	–	$–	$–
Granted	-	-	-	-	–
Exercised	–	–	–	–	–
Cancelled	–	–	–	–	–
Outstanding, June 30, 2022	130,000	$3.38	8.79	$1.88	$(249,600)
Exercisable, June 30, 2022	–	$–	–	$–	$–

Total stock-based compensation expense for the six months ended June 30, 2023 and 2022 was approximately $1.0 million and $115,000, respectively. As of June 30, 2023, total unrecognized stock compensation expense of approximately $1.9 million remains, which will be recognized through December 31, 2026. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense.

Warrants

No warrants were granted or exercised during the six months ended June 30, 2023 and 2022. On February 24, 2022, 1,500,000 warrants with an exercise price of $15.00 expired. As of June 30, 2023, the Company did not have any warrants outstanding.

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

Joint Venture Agreement

On March 31, 2020, the Company entered into the Limited Liability Company Agreement of Fundamental Global Asset Management, LLC (“FGAM”), a joint venture owned 50% by each of the Company and FG. The purpose of FGAM is to sponsor, capitalize and provide strategic advice to investment managers in connection with the launch and/or growth of their asset management businesses and the investment products they sponsor (each, a “Sponsored Fund”).

FGAM is governed by a Board of Managers consisting of four managers, two of which have been appointed by each Member. The Company has appointed two of its independent directors to the Board of Managers of FGAM. Certain major actions, including any decision to sponsor a new investment manager, require the prior consent of both Members.

FG Special Situations Fund

The Company participated as a limited partner in the Fund. The general partner of the Fund, and the investment advisor of the Fund, was ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Portions of the Company’s investment into the Fund were used to sponsor the launch of SPACs affiliated with certain of our officers and directors.

The Fund began the process of winding down in the first quarter of 2023 and completed the process in the second quarter of 2023. As a result of the winddown, the Company now holds direct limited partner interests in FGAC Investors LLC, FG Merger Investors LLC, and Greenfirst Forest Products Holdings, LLC. Mr. Cerminara, Mr. Swets and Mr. Baqar, our Executive Vice President and Chief Financial Officer, serve as manager of FGAC Investors LLC and FG Merger Investors LLC, while Mr. Cerminara ultimately controls Greenfirst Forest Products Holdings, LLC.

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

FGMP has invested in the founder shares and warrants of Aldel, FG Merger Corp, FG Acquisition Corp, FGC and Craveworthy. Certain of our directors and officers are affiliated with these entities.

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

The Company paid $912,500 and $912,500 to FGM under the Shared Services Agreement for each of the six months ended June 30, 2023 and 2022, respectively.

Note 9. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022.

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic and diluted:
Net loss from continuing operations	$(2,923)	$(5,478)	$(1,573)	$(9,301)
Dividends declared on Series A Preferred Shares	(444)	(447)	(891)	(894)
Loss attributable to FG Financial Group, Inc. common shareholders from continuing operations	(3,367)	(5,925)	(2,464)	(10,195)
Weighted average common shares	9,704,893	6,775,501	9,564,225	6,589,296
Loss per common share from continuing operations	$(0.35)	$(0.87)	$(0.26)	$(1.55)

Weighted average common shares outstanding	9,704,893	6,775,501	9,564,225	6,589,296

The following potentially dilutive securities outstanding as of June 30, 2023 and 2022 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of June 30,
	2023	2022
Warrants to purchase common stock	–	-
Options to purchase common stock	130,000	130,000
Restricted stock units	901,970	133,859
	1,031,970	263,859

Note 10. Commitments and Contingencies

Legal Proceedings:

As of June 30, 2023, the Company was not aware of any material claims or actions pending or threatened against us. From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves.

Operating Lease Commitments:

In July 2021, the Company entered into a lease agreement for office space in St. Petersburg, FL. The lease had a term of 12 months and was not renewed upon expiration. Total minimum rent over the 12-month term was approximately $17,000. Due to the short-term nature of the lease, the Company recognized lease expense on a straight-line basis over the term of the lease, with any variable lease payments recognized in the period in which the obligation for the payment occurred. Rent expense related to the St. Petersburg office was zero and approximately $10,000 for the six months ended June 30, 2023 and June 30, 2022, respectively.

In April 2022, the Company entered into a lease agreement for office space in Itasca, IL. The lease has a term of 44 months beginning on May 1, 2022. Total minimum rent over the term of the lease is expected to be approximately $77,000. The Company has accounted for the lease under ASC 842, Leases. The annual discount rate used for the Itasca office was 8%. As of June 30, 2023, the right of use asset and lease liability are approximately $48,000, each, and held in “Other assets” and “Other liabilities” on the balance sheet, respectively. Rent expense related to the Itasca office was approximately $10,000 and $3,500 for the six months ended June 30, 2023 and June 30, 2022, respectively.

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

The following table presents the financial information for each segment that is specifically identifiable or based on allocations using internal methodology as of and for the three and six months ended June 30, 2023 and 2022. The ‘other’ category in the table below consists largely of corporate general and administrative expenses which have not been allocated to a specific segment. Segment assets for the “other” category primarily consist of unrestricted cash in the amounts of $1.9 million and $11.4 million as of June 30, 2023 and 2022, respectively.

(in thousands)
For the three months ended June 30, 2023	Insurance	Asset Management	Other	Total
Net premiums earned	$3,685	$–	$–	$3,685
Net investment (loss) income	(192)	(1,343)	6	(1,529)
Other income	-	30	-	30
Total revenue	3,493	(1,313)	6	2,186
Income (loss) before income tax	(25)	(1,313)	(1,585)	(2,923)

For the six months ended June 30, 2023
Net premiums earned	$7,342	$–	$–	$7,342
Net investment loss	3,075	(1,772)	8	1,311
Other income	–	60	–	60
Total revenue	10,417	(1,712)	8	8,713
Income (loss) before income tax	3,900	(1,712)	(3,761)	(1,573)

As of June 30, 2023
Segment assets	$29,281	$16,195	$3,090	$48,566

For the three months ended June 30, 2022
Net premiums earned	$2,953	$–	$–	$2,953
Net investment income (loss)	64	(3,778)	–	(3,714)
Other income	–	26	–	26
Total revenue	3,017	(3,752)	–	(735)
Income (loss) before income tax	114	(3,555)	(2,037)	(5,478)

For the six months ended June 30, 2022
Net premiums earned	$5,426	$–	$–	$5,426
Net investment loss	(905)	(5,154)	–	(6,059)
Other income	–	50	–	50
Total revenue	4,521	(5,104)	–	(583)
Loss before income tax	(547)	(5,118)	(3,636)	(9,301)

As of June 30, 2022
Segment assets	$15,295	$9,032	$12,946	$37,273

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

As of June 30, 2023, FG Financial Holdings, LLC (“FG”), a private partnership focused on long-term strategic holdings, and its affiliated entity collectively beneficially owned approximately 55.0% of our common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

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

Analysis of Financial Condition

As of June 30, 2023 Compared to December 31, 2022

Investments

See Item 8, Note 4, Investments and Fair Value Disclosure, for information regarding the Company’s investments held at fair value as of June 30, 2023 and December 31, 2022.

Equity Method Investments

See Item 8, Note 4, under the caption, “Equity Method Investments,” for information relating to the Company’s investments accounted for under the equity method.

Investments without Readily Determinable Fair Value

See Item 8, Note 4, under the caption, “Investments without Readily Determinable Fair Value,” for information relating to Company investments for which readily determinable fair values do not exist.

Asset measured at fair value on a nonrecurring basis

See Item 8, Note 4, under the caption, “Asset measured at fair value on a nonrecurring basis,” for information relating to Company investments for which the asset is measured at fair value on a nonrecurring basis due to readily fair values not existing.

Funds Deposited with Reinsured Companies

See Item 8, Note 2, under the caption, “Funds Held by Cedents,” for information relating to FGRe’s collateral deposits.

Reinsurance Balances Receivable

Reinsurance balances receivable were $10.6 million, net of a current expected loss allowance of $0.1 million, as of June 30, 2023 compared to $9.3 million as of December 31, 2022, representing net amounts due to the Company under our quota-share agreements. As the Company estimates the ultimate premiums, loss expenses and other costs associated with some of these contracts, based on information received by us from the ceding companies, a significant portion of this balance is based on estimates and, ultimately, may not be collected by the Company.

Net Deferred Taxes

See Item 8, Note 6, Income Taxes, for information relating to deferred income taxes.

Loss and Loss Adjustment Expense Reserves

See Item 8, Note 5, Loss and Loss Adjustment Expense Reserves, for information relating to loss and loss adjustment expense and judgments required for recording such items.

Off Balance Sheet Arrangements

None.

Shareholders’ Equity

8.00% Cumulative Preferred Stock, Series A

The total number of Series A Preferred Stock shares outstanding as of June 30, 2023 is 894,580.

Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, when, as and if declared by our Board of Directors. Dividends are payable out of amounts legally available therefore at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. Our Board of Directors declared the second quarter 2023 dividend on the shares of Series A Preferred Stock on May 12, 2023. The Series A Preferred Stock shares trade on the Nasdaq Stock Market under the symbol “FGFPP.”

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

On November 3, 2022, the Company entered into a Sales Agreement with ThinkEquity LLC, pursuant to which the Company may offer and sell, from time to time through ThinkEquity LLC, shares of the Company’s common stock, subject to the terms and conditions of the Sales Agreement. During the first quarter of 2023, the Company sold approximately 27,000 shares under the Sales Agreement for net proceeds of approximately $74,000. On May 26, 2023, the Sales Agreement was terminated.

In June of 2023, the Company sold a total of 865,000 shares of common stock in an underwritten public offering, at a price of $1.85 per share, for net proceeds of approximately $1.3 million. The Company intends to use the net proceeds from the underwritten public offering for general working capital purposes.

The total number of common stock outstanding as of June 30, 2023 is 10,303,739.

Change in Shareholders’ Equity

The table below presents the primary components of changes to total shareholders’ equity for the six months ended June 30, 2023 and 2022.

			Total Shareholders’
	Preferred	Common	Equity attributable
	Shares	Shares	to FG Financial
	Outstanding	Outstanding	Group, Inc.
Balance, January 1, 2022	894,580	6,497,205	$34,009
Stock compensation expense	–	30,796	115
Dividends declared on Series A Preferred Stock	–	–	(895)
Issuance of common stock		2,750,000	3,785
Net loss	–	–	(9,301)
Balance, June 30, 2022	894,580	9,278,001	$27,713

Balance, January 1, 2023	894,580	9,410,473	$37,296
Stock compensation expense	–	1,080	1,001
Dividends declared on Series A Preferred Stock	–	–	(891)
Issuance of common stock	–	892,186	1,280
Net loss	–	–	(1,573)
Cumulative effect of adoption of accounting guidance for expected credit losses at January 1, 2023	-	-	(106)
Balance, June 30, 2023	894,580	10,303,739	$37,007

Results of Operations

Three and Six Months Ended June 30, 2023 Compared with Three and Six Months Ended June 30, 2022

Net Premiums Earned

Net premiums earned represent actual premiums earned on our reinsurance agreements as well as estimated premiums earned on our FAL agreement as disclosed previously. All actual and estimated premiums earned are the result of property and casualty assumed premium. For the six months ended June 30, 2023 and 2022, earned premiums are approximately $7.3 million and $5.4 million, respectively. The increase in reinsurance premiums was due primarily to the additional reinsurance agreement entered into with FAL to cover risks written by the syndicate during the calendar year 2023.

Net Investment Income

Net investment income (loss) for the three and six months ended June 30, 2023 and 2022 is as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment income (loss):
Realized loss on common stock	$-	$(5,914)	$(16)	$(8,791)
Change in unrealized holding loss on common stock	(133)	5,299	(85)	8,073
Equity method (loss) earnings	(1,948)	(3,074)	732	(5,146)
Increase in investments without a readily determinable fair value	250	-	250	-
Increase in fair value of convertible note	177	-	177	-
Other	125	(25)	253	(195)
Net investment (loss) income	$(1,529)	$(3,714)	$1,311	$(6,059)

Other Income

Other income was $60,000 compared to $50,000 for the six months ended June 30, 2023 and 2022, respectively, and is primarily comprised of service fee revenue we have earned under our SPAC Platform.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses (“LAE”) for the three months ended June 30, 2023 and 2022, were $2.0 million and $1.9 million, respectively ($3.9M and $3.4M for the six months ended June 30, 2023 and 2022, respectively). As discussed under Note 5, Loss and Loss Adjustment Expense Reserves, a portion of this charge represents an estimate based upon a full calendar year forecast of results provided to us by the ceding companies under our FAL arrangements.

General and Administrative Expenses

General and administrative expenses increased by $0.9 million to $4.9 million for the six months ended June 30, 2023, compared to $4.0 million for the six months ended June 30, 2022. The increase was primarily due to an increase in stock compensation expense, which is a non-cash charge to the consolidated statements of operations.

Income Tax Expense (Benefit)

Our actual effective tax rate varies from the statutory federal income tax rates as shown in the following table.

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Provision for taxes at U.S., statutory marginal income tax rate of 21%	$(614)	$(1,150)	$(330)	$(1,953)
Valuation allowance for deferred tax assets deemed unrealizable	614	1,150	329	1,948
Non-deductible expenses associated with the Share Repurchase Transaction	–	–	1	–
Share-based compensation	–	–	-	5
Income tax expense (benefit)	$–	$–	$–	$–

As of June 30, 2023 and 2022, the Company has gross deferred tax assets of approximately $9.6 million and $7.9 million, respectively; however the Company has recorded a valuation allowance against all of its deferred tax assets due to the uncertain nature surrounding our ability to realize these tax benefits in the future, resulting in a net deferred income tax asset of $0 as of June 30, 2023 and 2022.

Net Loss

Information regarding our net loss and loss per share for the three months and six months ended June 30, 2023 and 2022 is as shown in the following table:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic and diluted:
Net loss from continuing operations	$(2,923)	$(5,478)	$(1,573)	$(9,301)
Dividends declared on Series A Preferred Shares	(444)	(447)	(891)	(894)
Loss attributable to FG Financial Group, Inc. common shareholders from continuing operations	(3,367)	(5,925)	(2,464)	(10,195)
Weighted average common shares	9,704,893	6,775,501	9,564,225	6,589,296
Loss per common share from continuing operations	$(0.35)	$(0.87)	$(0.26)	$(1.55)

Weighted average common shares outstanding	9,704,893	6,775,501	9,564,225	6,589,296

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

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the six months ended June 30, 2023 and 2022.

(in thousands)	Six months ended June 30,
Summary of Cash Flows	2023	2022
Cash and cash equivalents – beginning of period	$3,010	$15,542

Net cash used by operating activities	(1,397)	(1,014)
Net cash provided (used) by investing activities	961	(4,586)
Net cash provided by financing activities	388	2,890
Net decrease in cash and cash equivalents	(48)	(2,710)

Cash and cash equivalents – end of period	$2,962	$12,832

For the six months ended June 30, 2023, net cash used by operating activities was approximately $1.4 million, primarily driven by our net loss of approximately $1.5 million for the period.

For the six months ended June 30, 2023, net cash provided by investing activities was $1.0 million, primarily related to the sale of equity securities, offset by our investment into a convertible note.

Net cash provided by financing activities was approximately $0.4 million, as a result of our common stock offering for approximately $1.3 million offset by cash dividends declared on our Series A Preferred Shares for approximately $0.9 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2023. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2023, the Company was not a party to any legal proceedings and was not aware of any material claims or actions pending or threatened against us. From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 24, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Amendment No.1 to FG Financial Group, Inc. 2021 Equity Incentive Plan (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2023).
10.2	FG Financial Group, Inc. 2023 Employee Share Purchase Plan (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 17, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FG FINANCIAL GROUP, INC.

Date:	August 10, 2023	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., Chief Executive Officer
(principal executive officer)

Date:	August 10, 2023	By:	/s/ Hassan R. Baqar
Hassan R. Baqar, Chief Financial Officer
(principal financial and accounting officer)

