Form 10-Q
period 2023-09-30
FG Financial Group, Inc.
filed 2023-11-09
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of November 9, 2023 was 10,558,930.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FG FINANCIAL GROUP, INC.

Consolidated Balance Sheets

($ in thousands, except per share data)

	September 30, 2023 (unaudited)	December 31, 2022
ASSETS
Equity securities, at fair value (cost basis of $1,916 and $889, respectively)	$2,187	$841
Other investments	27,365	24,839
Cash and cash equivalents	5,525	3,010
Deferred policy acquisition costs	1,480	1,527
Reinsurance balances receivable (net of current expected losses allowance of $84 and zero, respectively)	14,469	9,269
Funds deposited with reinsured companies	7,075	9,277
Other assets	727	712
Total assets	$58,828	$49,475

LIABILITIES
Loss and loss adjustment expense reserves	$5,912	$4,409
Unearned premium reserves	9,394	6,823
Accounts payable and accrued expenses	720	723
Other liabilities	135	225
Total liabilities	$16,161	$12,180

Commitments and contingencies (Note 10)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par and liquidation value, 1,000,000 shares authorized; 894,580 shares issued and outstanding as of September 30, 2023 and December 31, 2022	$22,365	$22,365
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,303,739 and 9,410,473 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	10	9
Additional paid-in capital	52,781	50,021
Accumulated deficit	(32,489)	(35,100)
Total shareholders’ equity	42,667	37,295
Total liabilities and shareholders’ equity	$58,828	$49,475

See accompanying notes to consolidated financial statements.

FG FINANCIAL GROUP, INC.

Consolidated Statements of Operations

($ in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Net premiums earned	$4,192	$4,383	$11,534	$9,809
Net investment income	6,961	11,174	8,272	5,114
Other income	24	214	84	266
Total revenue	11,177	15,771	19,890	15,189

Expenses:
Net losses and loss adjustment expenses	2,205	2,406	6,081	5,798
Amortization of deferred policy acquisition costs	1,003	1,109	2,533	2,427
General and administrative expenses	2,341	2,001	7,221	6,009
Total expenses	5,549	5,516	15,835	14,234

Net income	$5,628	$10,255	$4,055	$955
Dividends declared on Series A Preferred Shares	447	447	1,339	1,342
Income (loss) attributable to FG Financial Group, Inc. common shareholders	$5,181	$9,808	$2,716	$(387)

Basic and diluted net income (loss) per common share	$0.50	$1.05	$0.28	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	10,303,739	9,333,709	9,813,438	7,564,017

See accompanying notes to consolidated financial statements.

FG FINANCIAL GROUP, INC.

Consolidated Statements of Shareholders’ Equity

(Unaudited)

($ in thousands)

	Preferred Stock		Common Stock				Total Shareholders’ Equity attributable to
	Shares Out-standing	Amount	Shares Out-standing	Amount	Paid-in Capital	Accumulated Deficit	FG Financial Group, Inc.

Balance, January 1, 2022	894,580	$22,365	6,497,205	$6	$46,037	$(34,399)	$34,009
Stock based compensation	–	–	30,796	1	62	–	63
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	(447)	(447)
Net loss	–	–	–	–	–	(3,823)	(3,823)
Balance, March 31, 2022	894,580	$22,365	6,528,001	$7	$46,099	$(38,669)	$29,802

Common stock issuance	–	–	2,750,000	2	3,781	–	3,784
Stock based compensation	–	–	–	–	53	–	52
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	(447)	(447)
Net loss	–	–	–	–	–	(5,478)	(5,478)
Balance, June 30, 2022	894,580	$22,365	9,278,001	$9	$49,933	$(44,594)	$27,713

Common stock issuance	–	–	71,770	–	106	–	106
Stock based compensation	–	–	44,269	–	65	–	65
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	(447)	(447)
Net income	–	–	–	–	–	10,255	10,255
Balance, September 30, 2022	894,580	$22,365	9,394,040	$9	$50,104	$(34,786)	$37,692

Balance, January 1, 2023	894,580	$22,365	9,410,473	$9	$50,021	$(35,100)	$37,295
Common stock issuance			27,186		74		74
Stock based compensation	–	–	1,080	-	641	–	641
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	(447)	(447)
Net income	–	–	–	–	–	1,350	1,350
Cumulative effect of adoption of accounting guidance for expected credit losses at January 1, 2023						(106)	(106)
Balance, March 31, 2023	894,580	$22,365	9,438,739	$9	$50,736	$(34,303)	$38,807

Common stock issuance	-	-	865,000	1	1,205	-	1,206
Stock based compensation	–	–	-	-	361	–	361
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	(444)	(444)
Net loss	–	–	–	–	–	(2,923)	(2,923)
Balance, June 30, 2023	894,580	$22,365	10,303,739	$10	$52,302	$(37,670)	$37,007
Stock based compensation	–	–	-	-	479	–	479
Dividends declared on Series A Preferred Shares ($0.50 per share)	–	–	–	–	–	(447)	(447)
Net income	–	–	–	–	–	5,628	5,628
Balance, September 30, 2023	894,580	$22,365	10,303,739	$10	$52,781	$(32,489)	$42,667

See accompanying notes to consolidated financial statements.

FG FINANCIAL GROUP, INC.

Consolidated Statement of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$4,055	$955
Adjustments to reconcile net loss to net cash used by operating activities:
Net unrealized holding (gain) on equity investments	(319)	(10,521)
(Income) from equity method investments, net of distributions received	(4,192)	(2,880)
(Increase) in investment without a readily determinable fair value	(250)	-
(Increase) in fair value of convertible note	(125)	-
Net realized (gain) loss on sale of equity investments	(3,062)	11,263
Stock compensation expense	1,481	180
Changes in operating assets and liabilities:		-
Reinsurance balances receivable	(5,307)	(3,857)
Funds deposited with reinsured companies	2,202	(2,237)
Deferred policy acquisition costs	47	(1,134)
Other assets	(42)	(121)
Loss and loss adjustment expense reserves	1,503	2,000
Unearned premium reserves	2,571	2,955
Accounts payable, accrued expenses and other liabilities	(92)	(544)
Net cash used by operating activities	(1,530)	(3,941)

Cash flows from investing activities:
Purchases of furniture and equipment	-	(77)
Purchases of equity method investments	(495)	(6,795)
Purchases of other investments	(950)	-
Distribution from equity method investments	761	1,521
Proceeds from sales of equity securities	4,604	664
Return of capital – other investments	184	185
Net cash provided (used) by investing activities	4,104	(4,502)

Cash flows from financing activities:
Payment of dividends on preferred shares	(1,339)	(1,341)
Proceeds from issuance of common stock, net	1,280	3,889
Net cash (used) provided by financing activities	(59)	2,548

Net increase (decrease) in cash and cash equivalents	2,515	(5,895)
Cash and cash equivalents at beginning of period	3,010	15,542
Cash and cash equivalents at end of period	$5,525	$9,647
Non-Cash Investing Transactions:
Equity securities in OppFi received in connection with FG Special Situations Fund unwind	$1,916	$-

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

As of September 30, 2023, FG Financial Holdings, LLC (“FG”), a private partnership focused on long-term strategic holdings, and its affiliated entity, collectively beneficially owned approximately 55% of our common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

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

As of September 30, 2023, the Company had seven active reinsurance contracts, including participating in a Funds at Lloyds (“FAL”) syndicate covering risks written by the syndicate during the 2021, 2022 and 2023 calendar years.

Asset Management

FG Strategic Consulting, LLC, (“FGSC”) a wholly owned subsidiary of the Company, looks to provide investment advisory services, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions.

SPAC Platform and Merchant Banking

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

In September 2020, the Company invested approximately $5.0 million to sponsor the launch of the FG Special Situations Fund, LP (“The Fund”). The Fund, a VIE which the Company was required to consolidate through November 30, 2021, was considered an investment company for GAAP purposes and followed the accounting and reporting guidance in the Financial Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies, which includes the presentation of its investments at fair value. On December 1, 2021, the Company’s investment became that of a limited partner, and it no longer had the power to govern the financial and operating policies of the Fund, and thus, began to account for its investment in the Fund under the equity method of accounting.

During the first quarter of 2023, it was determined that the Fund would begin the process of winding down, and all investment holdings held in the name of the Fund would be transferred and distributed to members within the Fund based on their ownership percentage of each respective holding. Prior to the unwinding, through the Fund, the Company held underlying investments in FGAC Investors LLC, FG Merger Investors LLC, Greenfirst Forest Products Holdings LLC, and OppFi. The Fund, an investment company, carried each of these investments at fair value. In June 2023, all transfers were completed, resulting in the Company being transferred direct limited partner interests in FGAC Investors LLC, with a carrying value of $8.9 million, FG Merger Investors LLC, with a carrying value of $3.4 million, and Greenfirst Forest Products Holdings, LLC, with a carrying value of $1.4 million. The carrying value of these direct limited partner interests approximate to ownership of 29% of FGAC Investors LLC, 19% of FG Merger Investors LLC, and 16% of Greenfirst Forest Products Holdings, LLC. The Fund also distributed OppFi publicly traded securities to the Company with a carrying value of $1.9 million.

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

The Company’s risk of loss associated with its non-consolidated VIEs is limited. As of September 30, 2023, and December 31, 2022, the carrying value and maximum loss exposure of the Company’s non-consolidated VIE’s was $16.5 million and $18.8 million, respectively.

See Note 4 for further information regarding the Company’s investments.

The Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the application of policies and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The critical accounting estimates and assumptions in the accompanying consolidated financial statements include the valuation of our equity method investments, current expected credit losses, the valuation of net deferred income taxes and deferred policy acquisition costs, premium revenue recognition, reserves for loss and loss adjustment expenses, and stock-based compensation expense.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, and deposits with reinsured companies. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of September 30, 2023, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

Current Expected Credit Loss

In the first quarter of 2023, the Company adopted ASU 2016-13, as amended, Financial Instruments – Credit Losses (“ASU 2016-13”), which requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The financial assets included in the caption “Reinsurance balances recoverable” in the Company’s consolidated balance sheets are carried at amortized cost and therefore affected by ASU 2016-13. The amendments in this update were effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted, however smaller reporting companies, like the Company, could delay adoption until January 2023. Upon adoption of ASU 2016-13, the Company calculated an allowance for expected credit losses for its reinsurance balances receivable by applying a Probability of Default / Loss Given Default model. The model considers both the external collectability history as well as external loss history. The external loss history that the Company used included a long-term probability of liquidation study specific to insurance companies. Additionally, the life of each of the Company’s reinsurance treaties was also considered as the probability of default was calculated over the contractual length of the reinsurance contracts. The credit worthiness of a counterparty is evaluated by considering the credit ratings assigned by independent agencies and individually evaluating all the counterparties. The adoption resulted in a cumulative-effect adjustment to increase accumulated deficit by $0.1 million as of January 1, 2023. The Company updates the model each quarter and adjusts the balance accordingly. There was no change to the allowance during the third quarter.

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

Funds Deposited for Benefit of Reinsured Companies

“Funds Deposited with Reinsured Companies” on the Company’s consolidated balance sheets includes amounts held to support our reinsurance contracts. As of September 30, 2023 and December 31, 2022, the total cash collateral posted to support all of our reinsurance treaties was approximately $7.1 million and $9.3 million, respectively.

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of September 30, 2023.

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

Accounting Standards Adopted

As discussed, the Company adopted ASU 2016-13 during the first quarter of 2023 using a modified retrospective transition method. The adoption resulted in a cumulative-effect adjustment to increase accumulated deficit by $0.1 million as of January 1, 2023.

Note 4. Investments and Fair Value Disclosures

The following table summarizes the Company’s equity securities held at fair value as of September 30, 2023 and December 31, 2022:

(in thousands)
As of September 30, 2023	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
OppFi common stock and warrants	$1,916	$271	$-	$2,187
Total investments	$1,916	$271	$-	$2,187

As of December 31, 2022	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
Hagerty common stock	$889	$–	$48	$841
Total investments	$889	$–	$48	$841

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

On January 4, 2021, FGMP was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners, as well as other merchant banking interests. The Company is the sole managing member of the general partner of FGMP and holds a limited partner interest of approximately 46% in FGMP directly and through its subsidiaries. FGMP participates as a co-sponsor of the SPACs launched under our SPAC Platform as well as merchant banking initiatives.

For the three months ended September 30, 2023, the Company recorded equity method gains from FGMP of approximately $1.2 million. No capital contributions were made to FGMP during the quarter. For the nine months ended September 30, 2023, the Company contributed $0.1 million into FGMP and has recorded equity method gains of approximately $4.1 million. The carrying value of our investment in FGMP as of September 30, 2023 was approximately $9.9 million compared to $5.7 million as of December 31, 2022. Of the $9.9 million carrying value of our investment in FGMP at September 30, 2023 the Company may allocate up to approximately $0.4 million to incentivize and compensate individuals and entities for the successful merger of SPACs launched under our platform.

Equity method investments previously included our investment in the Fund. However, during the first quarter of 2023, it was determined that the Fund would begin the process of winding down, and all investment holdings held in the name of the Fund would be transferred and distributed to members within the Fund based on their ownership percentage of each respective holding. Prior to the unwinding, through the Fund, the Company held underlying investments in FGAC Investors LLC, FG Merger Investors LLC, and Greenfirst Forest Products Holdings LLC. The Fund, an investment company, carried each of these investments at fair value. In June 2023, all transfers were completed, resulting in the Company being transferred direct limited partner interests in FGAC Investors LLC, with a carrying value of $8.9 million, FG Merger Investors LLC, with a carrying value of $3.4 million, and Greenfirst Forest Products Holdings, LLC, with a carrying value of $1.4 million. The Company determined that it has the ability to exercise significant influence over FGAC Investors LLC, FG Merger Investors LLC and Greenfirst Forest Products Holdings LLC, and thus will account for each of these investments under the equity method of accounting. After taking into account second quarter equity pickups, the combined carrying value of these investments at June 30, 2023 was approximately $11.9 million. For the three months ended September 30, 2023, the Company contributed $0.5 million into FG Merger Investors LLC, and recorded an equity method gain of approximately $2.4 million. The Company recorded an equity method loss from Greenfirst Forest Products Holdings LLC of approximately $0.1 million and a gain of $0.1 million from FGAC Investors LLC for the three months ended September 30, 2023. The combined carrying value of these investments at September 30, 2023 was approximately $14.7 million.

Financial information for our investments accounted for under the equity method, in the aggregate, is as follows:

	As of September 30, 2023	As of December 31, 2022
(in thousands)
Other investments	$72,585	$35,366
Cash	275	113
Other assets	177	165
Total assets	73,037	35,644

Total liabilities	439	65

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
(in thousands)
Net investment income	$17,417	$8,170
Other income	129	-
General and administrative expenses	(1,149)	(95)
Net income	16,397	8,075

Certain investments held by our equity method investees are valued using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility and discount for lack of marketability of the underlying investment. Our investees estimate the volatility of these investments based on the historical performance of various broad market indices blended with various peer companies which they consider as having similar characteristics to the underlying investment, as well as consideration of price and volatility of relevant publicly traded securities such as SPAC warrants. Our investees also consider the probability of a successful merger when valuing equity for SPACs that have not yet closed.

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

The carrying value of investments without readily determinable fair value were increased by $0.3 million for the nine months ended September 30, 2023, as compared to zero for the nine months ended September 30, 2022. The increase was due to an observable price change in FGC during the second quarter of 2023. This amount is included in net investment income on the Company’s consolidated statements of operations. The Company did not record any changes during the three months ended September 30, 2023, and September 30, 2022. The Company’s total carrying value in investments without a readily determinable fair value was $2.3 million as of September 30, 2023, compared to approximately $2.3 million as of December 31, 2022.

Other

Other investments, in addition to equity method investments and investments without readily determinable fair value, include a convertible promissory note and a senior unsecured promissory note.

On September 29, 2023, the Company invested $250,000 in a convertible promissory note with ThinkMarkets. The promissory note has an interest rate of 15% annually, with interest payments due monthly, and matures on August 1, 2025. Commencing upon the closing of the contemplated business combination, the Company has the option to convert any unpaid loan amount and all accrued and unpaid interest into fully paid shares of FGAC common stock, at a conversion price of $5.00 per share. The Company evaluated the convertible promissory note’s settlement provisions and elected the fair value option to value this instrument. Under the fair value election, the convertible promissory note is measured initially and subsequently at fair value, which as of September 30, 2023, both are calculated to be $250,000.

On March 16, 2023, the Company invested $200,000 in a senior unsecured loan to Craveworthy LLC (“Craveworthy”). The loan has an interest rate of 13% and a maturity of March 15, 2024. The $200,000 principal and any interest accrued may be prepaid voluntarily by Craveworthy but is not required to be paid until the date of maturity. As of September 30, 2023, the entire principal amount of $200,000 as well as approximately $15,000 of accrued interest was outstanding.

On March 15, 2023, the Company invested $500,000 in a convertible promissory note with iCore. During the third quarter, the Company elected to convert all unpaid principal and interest due from the convertible promissory note with iCore into fully paid common shares of iCore. As part of the conversion, the Company received approximately 219,000 common shares of iCore. During the third quarter, the Company sold all of the common shares received from conversion for approximately $3.7 million in cash proceeds, resulting in a realized gain of approximately $3.1 million.

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

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional investment managers and appraisers could be incorrect;

●	the past operating performance and cash flows generated from the investee’s operations may not reflect their future performance; and

●	the estimated fair values for investment for which observable market prices are not available are inherently imprecise.

We have not recorded an impairment on our investments for either of the nine months ended September 30, 2023 and 2022.

Net investment income for the three and nine months ended September 30, 2023 and 2022 is as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income:
Realized gain (loss) on common stock	$3,078	$(2,472)	$3,062	$(11,441)
Change in unrealized holding on common stock	404	2,448	319	10,521
Equity method earnings	3,460	11,226	4,192	6,080
Increase in investments without readily determinable fair value	-	-	250	-
(Decrease) increase in fair value of convertible note	(52)	-	125	-
Other	71	(28)	324	(46)
Net investment income	$6,961	$11,174	$8,272	$5,114

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

Financial instruments measured, on a recurring basis, at fair value as of September 30, 2023 and December 31, 2022 in accordance with the guidance promulgated by the FASB are as follows.

(in thousands)

As of September 30, 2023	Level 1	Level 2	Level 3	Total
Oppfi common stock and warrants	$2,187	$–	$–	$2,187
ThinkMarkets convertible note	$–	–	250	250
	$2,187	$–	$250	$2,437

As of December 31, 2022
Hagerty common stock	$841	$–	$–	$841
	$841	$–	$–	$841

On September 29, 2023, the Company invested $250,000 in a convertible promissory note with ThinkMarkets. As of September 30, 2023, the Company approximates the fair value of the note to be $250,000.

The following tables provide a reconciliation of the fair value of recurring Level 3 fair value measurements for the three- and nine-months ended September 30, 2023 and September 30, 2022:

(in thousands)	Nine months ended September 30,
	2023	2022
Assets:
Convertible note
Beginning balance	-	-
Consideration paid	750	-
Increase in fair value of convertible note	125	-
Transfer out	(625)
Balance, September 30	$250	$-

(in thousands)	Three months ended September 30,
	2023	2022
Assets:
Convertible note
Beginning balance	677	-
Consideration paid	250	-
Decrease in fair value of convertible note	(52)	-
Transfer out	(625)
Balance, September 30	$250	$-

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

Under the terms of certain of our quota-share agreements, and due to the nature of claims and premium reporting, a lag exists between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. The reports we receive from our cedents have pre-determined due dates. In the case of the Company’s FAL contracts, third quarter 2023 premium and loss information will not be made available to the Company until subsequent to the filing of this quarterly report. Thus, our third quarter results, including the loss and loss adjustment expense reserves presented herein, have been based upon a combination of actual results from the 2023 calendar year as well as forecasts for 2023 reported to us by the ceding companies. We have approximated third quarter 2023 results under our FAL contracts based upon this historical and forecasted information.

While the Company believes its estimate of loss and loss adjustment expense reserves are adequate as of September 30, 2023, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information is provided.

A summary of changes in outstanding loss and loss adjustment expense reserves for the nine months ended September 30, 2023 and 2022, is as follows:

(in thousands)	Nine months ended September 30,
	2023	2022
Balance, beginning of period, net of reinsurance	$4,409	$2,133
Incurred related to:
Current year	5,420	4,984
Prior year	661	814
Paid related to:
Current year	(3,675)	(2,568)
Prior years	(903)	(1,230)
Balance, September 30, net of reinsurance	$5,912	$4,133

Note 6. Income Taxes

Actual income tax expense (benefit) differs from the income tax expense computed by applying the applicable effective federal and state tax rates to income before income tax expense as follows:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Provision for taxes at U.S., statutory marginal income tax rate of 21%	$1,182	$2,154	$852	$201
Valuation allowance for deferred tax assets deemed unrealizable	(1,200)	(2,168)	(871)	(219)
Non-deductible expenses associated with the Share Repurchase Transaction	–	2	1	2
Share-based compensation	18	12	18	16
Income tax expense (benefit)	$–	$–	$–	$-

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes as compared to the amounts used for income tax purposes. The Company’s gross deferred tax assets and liabilities are $8.0 million and $3.4 million as of September 30, 2023. The Company has recorded a valuation allowance against its deferred tax assets of $4.6 million, as of September 30, 2023, due to the uncertain nature surrounding our ability to realize these tax benefits in the future. Significant components of the Company’s net deferred tax assets are as follows:

(in thousands)
	As of September 30, 2023	As of December 31, 2022
Deferred income tax assets:
Net operating loss carryforward	$4,670	$4,171
Loss and loss adjustment expense reserves	52	39
Unearned premium reserves	395	287
Capital loss carryforward	2,491	4,313
Share-based compensation	424	242
Investments	10	5
Other	8	9
Deferred income tax assets	$8,050	$9,066
Less: Valuation allowance	(4,615)	(5,463)
Deferred income tax assets net of valuation allowance	$3,435	$3,603

Deferred income tax liabilities:
Investments	$3,125	$3,282
Deferred policy acquisition costs	310	321
Deferred income tax liabilities	$3,435	$3,603

Net deferred income tax asset (liability)	$–	$–

As of September 30, 2023, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $22.2 million, which will be available to offset future taxable income. Approximately $0.5 million expire on December 31, 2039, $0.1 million expire on December 31, 2040, and $1.6 million of the Company’s NOLs will expire on December 31, 2041. The remaining $20.0 million of the Company’s NOLs do not expire under current tax law. Additionally, the Company has approximately $11.9 million of capital loss carryforward that can only be used to offset capital gains and which will expire in December 2026 if not used prior.

As of September 30, 2023, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

RSUs Outstanding

The following table summarizes RSU activity for the nine months ended September 30, 2023 and 2022:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, January 1, 2023	256,382	$2.57
Granted	821,974	2.76
Vested	(227,301)	2.71
Forfeited	—	—
Non-vested units, September 30, 2023	851,055	$1.40

Non-vested units, January 1, 2022	164,655	$4.35
Granted	158,225	1.58
Vested	(50,065)	4.81
Forfeited	—	—
Non-vested units, September 30, 2022	272,815	$2.66

On August 19, 2022, we issued a total of 158,225 RSUs to our non-employee directors. The RSUs vest in five equal annual installments, beginning with the first anniversary of the grant date.

On February 17, 2023, we granted a total of 415,000 RSUs to various members of the Company’s management. The RSUs vest in three equal annual installments, beginning with the date the shares were granted.

In the third quarter of 2023, we granted a total of 36,974 RSUs to non-executive members of our Company’s board of directors. The RSU’s vest immediately.

On January 18, 2021, the Company entered into an Equity Award Letter Agreement (the “Letter Agreement”) with Mr. Swets, pursuant to which the Company clarified its intention to grant an additional 370,000 stock options, restricted shares or restricted stock units pursuant to a future award, subject to the approval of an amended and/or new equity plan, among other conditions. On February 17, 2023, in satisfaction of the obligations in the letter agreement, the Company granted 370,000 RSUs to Mr. Swets that will vest on the first anniversary of the grant date.

Restricted Shares

On July 31, 2022, the Company issued 25,000 restricted shares under the 2021 Equity Incentive Plan to an employee of the Company. The restriction was lifted on the first anniversary of the grant date.

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

Expected volatility	45.60%
Expected life (years)	10.00
Risk-free interest rate	5.15%
Dividend yield	0.00%

The following table summarizes activity for stock options issued for the nine months ended September 30, 2023 and 2022.

Common Stock Options	Shares	Weighted Ave Exercise Price	Weighted Ave Remaining Contractual Term (yrs)	Weighted Ave Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2023	130,000	$3.38	8.04	$1.88	$-
Exercisable, January 1, 2023	–	$–	–	$–	$–
Granted				–	–
Exercised	–	–	–	–	–
Cancelled	–	–	–	–	–
Outstanding, September 30, 2023	130,000	$3.38	7.29	$1.88	$–
Exercisable, September 30, 2023	–	$–	–	$–	$–

Outstanding, January 1, 2022	130,000	$3.38	9.04	$1.88	$49,400
Exercisable, January 1, 2022	–	$–	–	$–	$–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Cancelled	–	–	–	–	–
Outstanding, September 30, 2022	130,000	$3.38	8.29	$1.88	$–
Exercisable, September 30, 2022	–	$–	–	$–	$–

Total stock-based compensation expense for the nine months ended September 30, 2023 and 2022 was approximately $1.5 million and $180,000, respectively. As of September 30, 2023, total unrecognized stock compensation expense of approximately $1.8 million remains, which will be recognized through December 31, 2026. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense.

Warrants

No warrants were granted or exercised during the nine months ended September 30, 2023 and 2022. On February 24, 2022, 1,500,000 warrants with an exercise price of $15.00 expired. As of September 30, 2023, the Company did not have any warrants outstanding.

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

The Fund began the process of winding down in the first quarter of 2023 and completed the process in the second quarter of 2023. As a result of the winddown, the Company now holds direct limited partner interests in FGAC Investors LLC, FG Merger Investors LLC, and Greenfirst Forest Products Holdings, LLC. Mr. Cerminara, Mr. Swets and Mr. Baqar, our Executive Vice President and Chief Financial Officer, serve as managers of FGAC Investors LLC and FG Merger Investors LLC, while Mr. Cerminara ultimately controls Greenfirst Forest Products Holdings, LLC.

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

Think Markets

On September 29, 2023, the Company invested $250,000 in a convertible promissory note to support the business combination of Think Markets and FG Acquisition Corp. Mr. Swets and Mr. Baqar are executive officers of FG Acquisition Corp.

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

The Company paid $1,368,000 and $1,368,000 to FGM under the Shared Services Agreement for each of the nine months ended September 30, 2023 and 2022, respectively.

Note 9. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022.

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic and diluted:
Net income from continuing operations	$5,628	$10,255	$4,055	$955
Dividends declared on Series A Preferred Shares	(447)	(447)	(1,339)	(1,342)
Income (loss) attributable to FG Financial Group, Inc. common shareholders from continuing operations	5,181	9,808	2,716	(387)
Weighted average common shares	10,303,739	9,333,709	9,813,438	7,564,017
Income (loss) per common share from continuing operations	$0.50	$1.05	$0.28	$(0.05)

Weighted average common shares outstanding	10,303,739	9,333,709	9,813,438	7,564,017

The following potentially dilutive securities outstanding as of September 30, 2023 and 2022 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of September 30,
	2023	2022
Options to purchase common stock	130,000	130,000
Restricted stock units	851,055	297,815
	981,055	427,815

Note 10. Commitments and Contingencies

Legal Proceedings:

As of September 30, 2023, the Company was not aware of any material claims or actions pending or threatened against us. From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves.

Operating Lease Commitments:

In July 2021, the Company entered into a lease agreement for office space in St. Petersburg, FL. The lease had a term of 12 months and was not renewed upon expiration. Total minimum rent over the 12-month term was approximately $17,000. Due to the short-term nature of the lease, the Company recognized lease expense on a straight-line basis over the term of the lease, with any variable lease payments recognized in the period in which the obligation for the payment occurred. Rent expense related to the St. Petersburg office was zero and approximately $10,000 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

In April 2022, the Company entered into a lease agreement for office space in Itasca, IL. The lease has a term of 44 months beginning on May 1, 2022. Total minimum rent over the term of the lease is expected to be approximately $77,000. The Company has accounted for the lease under ASC 842, Leases. The annual discount rate used for the Itasca office was 8%. As of September 30, 2023, the right of use asset and lease liability are approximately $44,000, each, and held in “Other assets” and “Other liabilities” on the balance sheet, respectively. Rent expense related to the Itasca office was approximately $16,000 and $8,800 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

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

The following table presents the financial information for each segment that is specifically identifiable or based on allocations using internal methodology as of and for the three and nine months ended September 30, 2023 and 2022. The ‘other’ category in the table below consists largely of corporate general and administrative expenses which have not been allocated to a specific segment. Segment assets for the “other” category primarily consist of unrestricted cash in the amounts of $3.8 million and $8.7 million as of September 30, 2023 and 2022, respectively.

(in thousands) For the three months ended September 30, 2023	Insurance	Asset Management	Other	Total
Net premiums earned	$4,192	$–	$–	$4,192
Net investment income	5,032	1,922	7	6,961
Other income	-	24	-	24
Total revenue	9,224	1,946	7	11,177
Income (loss) before income tax	5,465	1,946	(1,783)	5,628

For the nine months ended September 30, 2023
Net premiums earned	$11,534	$–	$–	$11,534
Net investment income	8,108	150	14	8,272
Other income	–	84	–	84
Total revenue	19,642	234	14	19,890
Income (loss) before income tax	9,366	234	(5,545)	4,055

As of September 30, 2023
Segment assets	$35,776	$18,436	$4,616	$58,828

For the three months ended September 30, 2022
Net premiums earned	$4,383	$–	$–	$4,383
Net investment income	2,468	8,706	–	11,174
Other income	–	89	125	214
Total revenue	6,851	8,795	125	15,771
Income (loss) before income tax	3,274	8,798	(1,817)	10,255

For the nine months ended September 30, 2022
Net premiums earned	$9,809	$–	$–	$9,809
Net investment income	1,562	3,552	–	5,114
Other income	–	141	125	266
Total revenue	11,371	3,693	125	15,189
Income (loss) before income tax	2,728	3,680	(5,453)	955

As of September 30, 2022
Segment assets	$21,662	$17,777	$9,484	$48,923

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

As of September 30, 2023, FG Financial Holdings, LLC (“FG”), a private partnership focused on long-term strategic holdings, and its affiliated entity collectively beneficially owned approximately 55.0% of our common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

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

Other Investments

Other investments consist, in part, of equity investments made in privately held companies accounted for under the equity method. As discussed further in Note 4, certain investments held by our equity method investees are valued using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility and discount for lack of marketability of the underlying investment. Our investees estimate the volatility of these investments based on the historical performance of various broad market indices blended with various peer companies which they consider as having similar characteristics to the underlying investment, as well as consideration of price and volatility of relevant publicly traded securities such as SPAC warrants. Our investees also consider the probability of a successful merger when valuing equity for SPACs that have not yet completed a business combination.

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

Analysis of Financial Condition

As of September 30, 2023 Compared to December 31, 2022

Investments

See Item 8, Note 4, Investments and Fair Value Disclosures, for information regarding the Company’s investments held at fair value as of September 30, 2023 and December 31, 2022.

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

Funds Deposited with Reinsured Companies

See Item 8, Note 2, under the caption, “Funds Deposited for benefit of Reinsured Companies,” for information relating to FGRe’s collateral deposits.

Reinsurance Balances Receivable

Reinsurance balances receivable were $14.5 million, net of a current expected loss allowance of $0.1 million, as of September 30, 2023 compared to $9.3 million as of December 31, 2022, representing net amounts due to the Company under our quota-share agreements. As the Company estimates the ultimate premiums, loss expenses and other costs associated with some of these contracts, based on information received by us from the ceding companies, a significant portion of this balance is based on estimates and, ultimately, may not be collected by the Company.

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

Off Balance Sheet Arrangements

None.

Shareholders’ Equity

8.00% Cumulative Preferred Stock, Series A

The total number of Series A Preferred Stock shares outstanding as of September 30, 2023 is 894,580.

Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, when, as and if declared by our Board of Directors. Dividends are payable out of amounts legally available therefore at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. Our Board of Directors declared the third quarter 2023 dividend on the shares of Series A Preferred Stock on August 10, 2023. The Series A Preferred Stock shares trade on the Nasdaq Stock Market under the symbol “FGFPP.”

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

The total number of common stock outstanding as of September 30, 2023 is 10,303,739.

Change in Shareholders’ Equity

The table below presents the primary components of changes to total shareholders’ equity for the nine months ended September 30, 2023 and 2022.

	Preferred Shares Outstanding	Common Shares Outstanding	Total Shareholders’ Equity attributable to FG Financial Group, Inc.
Balance, January 1, 2022	894,580	6,497,205	$34,009
Stock compensation expense	–	75,065	180
Dividends declared on Series A Preferred Stock	–	–	(1,341)
Issuance of common stock		2,821,770	3,889
Net income	–	–	955
Balance, September 30, 2022	894,580	9,394,040	$37,692

Balance, January 1, 2023	894,580	9,410,473	$37,296
Stock compensation expense	–	1,080	1,481
Dividends declared on Series A Preferred Stock	–	–	(1,339)
Issuance of common stock	–	892,186	1,280
Net income	–	–	4,055
Cumulative effect of adoption of accounting guidance for expected credit losses at January 1, 2023	-	-	(106)
Balance, September 30, 2023	894,580	10,303,739	$42,667

Results of Operations

Three and Nine Months Ended September 30, 2023 Compared with Three and Nine Months Ended September 30, 2022

Net Premiums Earned

Net premiums earned represent actual premiums earned on our reinsurance agreements as well as estimated premiums earned on our FAL agreement as disclosed previously. All actual and estimated premiums earned are the result of property and casualty assumed premium. For the nine months ended September 30, 2023 and 2022, earned premiums are approximately $11.5 million and $9.8 million, respectively. For the three months ended September 30, 2023 and 2022, earned premiums are approximately $4.1 million and $4.4 million, respectively. The increase in reinsurance premiums for the nine months ended was due primarily to the additional reinsurance agreement entered into with FAL to cover risks written by the syndicate during the calendar year 2023.

Net Investment Income

Net investment income (loss) for the three and nine months ended September 30, 2023 and 2022 is as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income (loss):
Realized gain (loss) on common stock	$3,078	$(2,472)	$3,062	$(11,441)
Change in unrealized holding on common stock	404	2,448	319	10,521
Equity method earnings	3,460	11,226	4,192	6,080
Increase in investments without a readily determinable fair value	-	-	250	-
Decrease (increase) in fair value of convertible note	(52)	-	125	-
Other	71	(28)	324	(46)
Net investment (loss) income	$6,961	$11,174	$8,272	$5,114

Other Income

Other income was $84,000 compared to $266,000 for the nine months ended September 30, 2023 and 2022, respectively, and is primarily comprised of service fee revenue we have earned under our SPAC Platform.

Net Losses and Loss Adjustment Expenses

Net losses and loss adjustment expenses (“LAE”) for the three months ended September 30, 2023 and 2022, were $2.2 million and $2.4 million, respectively ($6.1M and $5.8M for the nine months ended September 30, 2023 and 2022, respectively). As discussed under Note 5, Loss and Loss Adjustment Expense Reserves, a portion of this charge represents an estimate based upon a full calendar year forecast of results provided to us by the ceding companies under our FAL arrangements.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million to $7.2 million for the nine months ended September 30, 2023, compared to $6.0 million for the nine months ended September 30, 2022. For the three months ended September 30, 2023, general and administrative expenses was $2.3 million, compared to $2.0 million for the three months ended September 30, 2022. The increase for both 2023 periods was primarily due to an increase in stock compensation expense, which is a non-cash charge to the consolidated statements of operations.

Income Tax Expense (Benefit)

Our actual effective tax rate varies from the statutory federal income tax rates as shown in the following table.

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Provision for taxes at U.S., statutory marginal income tax rate of 21%	$1,182	$2,154	$852	$201
Valuation allowance for deferred tax assets deemed unrealizable	(1,200)	(2,168)	(871)	(219)
Non-deductible expenses associated with the Share Repurchase Transaction	–	2	1	2
Share-based compensation	18	12	18	16
Income tax expense (benefit)	$–	$–	$–	$–

As of September 30, 2023 and 2022, the Company has gross deferred tax assets of approximately $8.0 million and $7.9 million, respectively; however the Company has recorded a valuation allowance against all of its deferred tax assets due to the uncertain nature surrounding our ability to realize these tax benefits in the future, resulting in a net deferred income tax asset of $0 as of September 30, 2023 and 2022.

Net Income (Loss)

Information regarding our net loss and loss per share for the three months and nine months ended September 30, 2023 and 2022 is as shown in the following table:

($ in thousands)	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic and diluted:
Net income from continuing operations	$5,628	$10,255	$4,055	$955
Dividends declared on Series A Preferred Shares	(447)	(447)	(1,339)	(1,342)
Income (loss) attributable to FG Financial Group, Inc. common shareholders from continuing operations	5,181	9,808	2,716	(387)
Weighted average common shares	10,303,739	9,333,709	9,813,438	7,564,017
Income (loss) per common share from continuing operations	$0.50	$1.05	$0.28	$(0.05)

Weighted average common shares outstanding	10,303,739	9,333,709	9,813,438	7,564,017

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

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the nine months ended September 30, 2023 and 2022.

(in thousands)	Nine months ended September 30,
Summary of Cash Flows	2023	2022
Cash and cash equivalents – beginning of period	$3,010	$15,542

Net cash used by operating activities	(1,530)	(3,941)
Net cash provided (used) by investing activities	4,104	(4,502)
Net cash (used) provided by financing activities	(59)	2,548
Net Increase (decrease) in cash and cash equivalents	2,515	(5,895)

Cash and cash equivalents – end of period	$5,525	$9,647

For the nine months ended September 30, 2023, net cash used by operating activities was approximately $1.5 million, primarily driven by net income for the period of $4.0 million, an increase in unearned premium reserves of $2.6 million, a decrease in funds deposited with reinsured companies of $2.2 million, an increase in loss and loss adjustment expense reserves of $1.5 million, and an increase in stock compensation expense of $1.5 million. This was offset by a change in equity method and other investments of approximately $4.9 million, a realized gain of $3.0 million, and a increase in reinsurance balances receivable of $5.3 million.

For the nine months ended September 30, 2023, net cash provided by investing activities was $4.1 million, primarily related to the sale of equity securities, offset by our investments into convertible notes and equity method investments.

Net cash used by financing activities was approximately $0.1 million, as a result of our common stock offering for approximately $1.3 million offset by cash dividends declared on our Series A Preferred Shares for approximately $1.4 million.

For the nine months ended September 30, 2022, net cash used by operating activities was approximately $3.9 million, the major drivers of which were as follows:

● Our net income of approximately $1.0 million for the period;

● Approximately $10.5 million for a non-cash charge related to the unrealized holding gain, offset by $11.2 million in realized loss on sale associated with our shares of FedNat common stock; and

● Approximately $2.9 million for a non-cash charge related to the unrealized holding gains on our various investments.

● Approximately $2.7 million increase to amounts held on deposit with reinsured companies.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2023. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2023, the Company was not a party to any legal proceedings and was not aware of any material claims or actions pending or threatened against us. From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves.

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

FG FINANCIAL GROUP, INC.

Date:	November 9, 2023	By:	/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr., Chief Executive Officer
(principal executive officer)

Date:	November 9, 2023	By:	/s/ Hassan R. Baqar
Hassan R. Baqar, Chief Financial Officer
(principal financial and accounting officer)

