Form 10-K
period 2023-12-31
Fundamental Global Inc.
filed 2024-03-14
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number 001-36366

Fundamental Global Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-1119100
(State of incorporation)	(I.R.S Employer Identification No.)

108 Gateway Blvd, Suite 204 Mooresville, NC	28117
(Address of principal executive offices)	(Zip Code)

(704)-323-6851

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	FGF	The Nasdaq Stock Market LLC
8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share	FGFPP	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:	None

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

On June 30, 2023, the aggregate market value of the Registrant’s common stock held by non-affiliates was $8,213,211, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 14, 2024, the total number of shares outstanding of the Registrant’s common stock was 28,369,066.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FUNDAMENTAL GLOBAL INC.

FUNDAMENTAL GLOBAL INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “can,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “evaluate,” “forecast,” “goal,” “guidance,” “indicate,” “intend,” “likely,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probable,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “view,” “will,” “would,” “will be,” “will continue,” “will likely result” or the negative thereof or other variations thereon or comparable terminology. In particular, discussions and statements regarding the Company’s future business plans and initiatives are forward-looking in nature. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these to be reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements and may impact our ability to implement and execute on our future business plans and initiatives. Management cautions that the forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, general conditions in the global economy; our lack of operating history or established reputation in the reinsurance industry; our inability to obtain or maintain the necessary approvals to operate reinsurance subsidiaries; risks associated with operating in the reinsurance industry, including inadequately priced insured risks, credit risk associated with brokers we may do business with, and inadequate retrocessional coverage; our inability to execute on our investment and investment management strategy and potential loss of value of investments; risk of becoming an investment company; fluctuations in our short-term results as we implement our new business strategy; risks of not being unable to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; our limited operating history as a public company; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; and potential conflicts of interest between us and our directors and executive officers.

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

FUNDAMENTAL GLOBAL INC.

ITEM 1. BUSINESS

Recent Developments

On January 3, 2024, FG Financial Group, Inc. (“FGF”) and FG Group Holdings, Inc. (NYSE American: FGH) (“FGH”), signed a definitive plan of merger to combine the companies in an all-stock transaction. The plan of merger and transaction were unanimously approved by the independent members of the Board of Directors of both FGF and FGH. Under the plan of the merger, FGH common stockholders would receive one share of FGF common stock for each share of common stock of FGH held by such stockholder. Upon completion of the merger, the combined company would be renamed to Fundamental Global Inc. and the common stock and Series A cumulative preferred stock of the combined company would continue to trade on the Nasdaq under the tickers “FGF” and “FGFPP,” respectively.

On February 29, 2024, FGF and FGH completed the previously announced merger transaction pursuant to the Plan of Merger, dated as of January 3, 2024, by and among FGF, FGH and FG Group LLC, a Nevada limited liability company and wholly owned subsidiary of FGF (the “Merger Sub”). Pursuant to the terms of the Merger Agreement and in accordance with the Nevada Revised Statutes, FGH merged with and into the Merger Sub (the “Merger”), with the Merger Sub as the surviving entity and wholly owned subsidiary of FGF. Following the Merger, on February 29, 2024, the Company amended its Amended and Restated Articles of Incorporation to change its name to Fundamental Global Inc.

Effective immediately following the closing of the Merger, the Board of Directors of the Company increased in size from six to seven directors. In connection with the closing of the Merger, E. Gray Payne and Larry G. Swets, Jr., resigned from the Board. In addition, in accordance with the terms of the Plan of Merger and effective immediately following the closing of the Merger each of Michael C. Mitchell, Ndamukong Suh, and Robert J. Roschman were appointed to the Board. The Board has determined that all of its directors, except for D. Kyle Cerminara, are “independent directors” as such term is defined by the applicable rules and regulations of the SEC and Nasdaq.

In connection with the Merger, Larry G. Swets, President and Chief Executive Officer of FGF prior to the closing of the Merger, and Hassan R. Baqar, Executive Vice President and Chief Financial Officer of FGF prior to the closing of the Merger, resigned from their respective positions with the combined company. Messrs. Swets and Baqar will remain with the combined company leading the merchant banking and SPAC businesses.

Effective as of the closing of the Merger, the Board appointed D. Kyle Cerminara as Chief Executive Officer and Mark D. Roberson as Chief Financial Officer of Fundamental Global Inc.

Unless stated otherwise, all information included within this Annual Report relates to information that precedes the Merger with FGH.

Overview

Fundamental Global Inc. (“FGF”, the “Company”, “we”, or “us”), formerly known as FG Financial Group, Inc., is a reinsurance, merchant banking and asset management holding company. We focus on opportunistic collateralized and loss-capped reinsurance, while allocating capital to merchant banking activities. The Company’s principal business operations are conducted through its subsidiaries and affiliates.

As of December 31, 2023, FG Financial Holdings, LLC (“FG”), a private partnership focused on long-term strategic holdings, and its affiliated entity, collectively beneficially owned approximately 54.6% of our common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

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

As of December 31, 2023, the Company had eight active reinsurance contracts, including participating in a Funds at Lloyds (“FAL”) syndicate covering risks written by the syndicate during the 2021, 2022 and 2023 calendar years.

In addition, during 2023, the Company began to focus on growing fee-based revenue through FG Re Solutions, Ltd.

Asset Management

FG Strategic Consulting, LLC, (“FGSC”) a wholly owned subsidiary of the Company, provides investment advisory services, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions.

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

Employees

As of December 31, 2023, we had six employees. We are not a party to any collective bargaining agreement and believe that relations with our employees are satisfactory.

Website

Our corporate website is www.fundamentalglobal.com. A copy of our Code of Ethics can be found in the Governance Documents section of our website. Information contained at the website is not a part of this report.

ITEM 1A. RISK FACTORS

Risks Relating to Our Industry, Business and Operations

We have had limited operations upon which to predict our future performance, since the sale of our former insurance business.

At the end of 2019, we sold our former insurance business, and began to transition to operate as a reinsurance, merchant banking and asset management holding company. Accordingly, our historical financial statements provide little basis upon which to predict our future performance. Our revenue has been reduced, as we have limited assets with which to generate revenue. Our failure to secure additional sources of revenue may have a material impact on our results of operations and financial condition. In addition, the uncertainty surrounding our future operations and business prospects may negatively impact the value and liquidity of our stock. If we are unable to implement our business plans successfully, our financial condition and results of operations will be impaired, and your investment in our Company will be at risk.

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

As of December 31, 2023, our consolidated balance sheet includes approximately $30.9 million related to investments held directly by us or indirectly through equity method investees.

Included in the $30.9 million are investments in FG New America Acquisition Corp, Aldel Financial Inc., FG Merger Corp, and FG Acquisition Corp., all of which were originally launched as special purpose acquisition companies. FG New America Acquisition Corp. completed its business combination in July 2021 and now operates as OppFi, Inc. (NYSE: OPFI). Our investment consists of approximately 860,000 common shares of OPFI as well as approximately 358,000 warrants to purchase common shares of OPFI at a price of $11.50 per share. Aldel Financial Inc. completed its business combination in December 2021 and now operates as Hagerty, Inc. (NYSE: HGTY). Our investment consists of approximately 299,000 warrants to purchase common shares of HGTY at a price of $15.00 per share. FG Merger Corp completed its business combination in August 2023 and now operates as iCoreConnect, Inc. (NASDAQ: ICCT). Our investment consists of approximately 715,000 preferred shares of ICCT as well as approximately 1,240,000 warrants to purchase preferred shares of ICCT at a price of $11.50 per share, and approximately 190,000 warrants to purchase preferred shares of ICCT at a price of $15.00 per share.

As of December 31, 2023, FG Acquisition Corp. had not yet completed a business combination agreement. Our investment in FG Acquisition Corp. consists of approximately 819,000 shares of FG Acquisition’s common stock, approximately 1,400,000 warrants with an $11.50 exercise price and 5-year expiration (the “FGAC Warrants”), approximately 440,000 warrants with a $15 exercise price and 10-year expiration, and either (i) up to approximately an additional 1,600,000 FGAC Warrants, or (ii) up to approximately $2 million in cash, or (iii) a pro-rata combination of such FGAC Warrants and cash, based on certain adjustment provisions and the level of redemptions of FG Acquisition’s publicly traded warrants at the time of a business combination.

In addition to the investments noted above, the Company also holds interests in FG Communities and Craveworthy LLC, both of which are private companies.

The change in value of any of the investments noted above, which primarily make up the $30.9 million on our consolidated balance sheet at December 31, 2023, could significantly impact our reported results and shareholders’ equity.

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

Additionally, as of December 31, 2023, we have acquired equity interests in various sponsors of SPACs (“Sponsor”) and expect to acquire additional interests in sponsors of SPACs in the future. By investing in a Sponsor, we have provided at-risk capital which allows the Sponsor to launch the IPO of the SPAC. In exchange for this investment, we own interests in the Sponsor that entitle us to receive distributions of shares and warrants in the SPAC. These Sponsor interests do not have redemption rights to receive any portion of our original investment back from the trust account of the SPAC, as is normally associated with an IPO investment directly into a SPAC. Accordingly, an investment in a Sponsor is subject to a much higher degree of risk than an investment directly in a SPAC’s IPO because the entire investment may be lost if the SPAC is not successful in consummating a business combination. Such potential loss could have a material effect on our financial results and shareholders’ equity.

As the number of SPACs evaluating targets increases, attractive targets may become more scarce, and there may be increased competition for attractive targets. This could increase the cost of an initial business combination and it could even result in an inability to find a target or to consummate an initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become more scarce for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. Together, this could increase the cost of, delay or otherwise complicate or frustrate the ability of a SPAC to find and consummate an initial business combination and may result in an inability to consummate an initial business combination on terms favorable to investors altogether.

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

We are subject to the risk of becoming an investment company under the Investment Company Act.

We are subject to the risk of inadvertently becoming an investment company, which would require us to register under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Registered investment companies are subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we currently operate and plan to operate our business in the future.

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

As of December 31, 2023, we have issued and outstanding 894,580 shares of preferred stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). The aggregate liquidation preference with respect to the outstanding shares of Series A Preferred Stock is approximately $22.4 million, and annual dividends on the outstanding shares of Series A Preferred Stock are approximately $1.8 million. Holders of our Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors cumulative cash dividends from and including the original issue date at the rate of 8.00% of the $25.00 per share liquidation preference per annum (equivalent to $2.00 per annum per share). Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive, for each share held, an amount equal to the $25.00 liquidation preference and unpaid dividends. This would reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares.

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

Risks Related to Our Significant Shareholder

FG Financial Holdings, LLC (“FG”) and its affiliated entity control a substantial interest in us and thus may exert substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

As of December 31, 2023, FG and its affiliates own approximately 54.6% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, including election of directors, potentially in a manner that you do not support. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG. Due to his position as a member of our Board of Directions as well as his positions at FG, he has considerable influence on actions requiring a stockholder vote.

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

Some of our directors and officers also serve as directors and/or executive officers for other public companies or for our controlling stockholders or their affiliates, which may lead to conflicting interests.

Our Chairman, D. Kyle Cerminara, serves as an executive officer of FG and its affiliated entity, which together, as of December 31, 2023, beneficially owned approximately 54.6% of our outstanding shares of common stock. Additionally, Mr. Cerminara also currently serves as Director of FG Group Holdings, Inc. (NYSE American: FGH) (formerly Ballantyne Strong, Inc.). Mr. Cerminara is also the Chairman of FG Acquisition Corp (TSX:FGAA.U). Scott D. Wollney, one of our directors, serves as an executive officer and director of Atlas Financial Holdings, Inc. (Nasdaq: AFH) (“Atlas”), a commercial automobile managing general agency. Our chief executive officer and director, Mr. Swets, serves as director of GreenFirst Forest Products Inc. (TSXV: GFP), FG Group Holdings, Inc. (NYSE American: FGH), and FG Acquisition Corp. (TSX: FGAA.U). He also serves as the Chief Executive Officer of FG Acquisition Corp. Our Executive Vice President and Chief Financial Officer, Hassan R. Baqar, also serves as Director and Chief Financial Officer of FG Acquisition Corp. (TSX: FGAA.U)

Our executive officers and members of our Company’s Board of Directors have fiduciary duties to our stockholders; likewise, persons who serve in similar capacities at the public companies have fiduciary duties to those companies’ investors. There may be potential conflicts of interest if our Company and one or more of these other companies pursue acquisitions, investments and other business opportunities that may be suitable for each of us. Our directors who find themselves in these multiple roles may, as a result, have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Furthermore, our directors who find themselves in these multiple roles own stock options, shares of common stock and other securities in some of these entities. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company and these other entities. From time to time, we may enter into transactions with or participate jointly in investments with those other entities or their affiliates. We may create new situations in the future in which our directors serve as directors or executive officers in future investment holdings of such entities.

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

Our results of operations and the implementation of our new business strategy could be adversely affected by general conditions in the global economy, including conditions that are outside of our control. A severe or prolonged economic downturn could result in a variety of risks to our business and could delay the implementation of our new business strategy.

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

The U.S. and larger global economies experienced historically high inflation during 2023. As a result, the prospect for a recession is high and considered by many to be likely. Some sources have declared that the U.S. already is in a recession. Consumer prices, including basic costs of food, fuel, utilities, healthcare, mortgage and personal loan rates, and other non-discretionary and discretionary consumer items are up by high single digits. Wages are up, however, increases in wages lag price inflation resulting in a net decline in real personal incomes relative to consumer spending. Volatility continues to exist in the workforce making it more difficult and costly for employers to recruit, hire and/or retain workers. U.S. unemployment remains relatively low, however the labor utilization rate and ratio of workers to the total population also remain low. Shortages in the workforce are a significant factor in supply shortages relative to demand and also help fuel inflation. On the global stage, the invasion of Ukraine by Russia and escalation of overtures by China over Taiwan and the South China Sea, also add instability to the uncertainty driving socioeconomic forces, which in turn, impact the Company’s and its subsidiaries’ operations.

The present conditions and state of our U.S. and global economies make it difficult to predict whether and/or when and to what extent a recession has occurred or will occur in the near future. In the event of an occurring or worsening recession, as the case may be, in which the U.S. economy contracts, our businesses could be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Material risks from cybersecurity threats are managed across the Company, third-party suppliers and vendors. Monitoring such risks and threats is integrated into the Company’s overall risk management program.

The Company regularly assesses risks from cybersecurity and technology threats and monitors information systems for potential vulnerabilities. The Company maintains technical and organizational safeguards, including risk awareness education, employee training, incident response capability exercises, and cybersecurity insurance for the protection of the Company’s assets. With the goal of minimizing disruption, the Company also leverages a third-party specialist to identify, prioritize, assess, mitigate, and remediate risks within our network and to assist in implementing processes to oversee and identify material risks from cybersecurity threats associated with third-party service providers.

Our operations depend on our ability to process our business timely and efficiently and protect our information systems from physical loss or unauthorized access. A sustained business interruption or system failure could adversely impact our ability to perform necessary business operations promptly, hurt our relationships with our business partners and customers, and have a material adverse effect on our financial condition and results of operations.

In the event of an incident, the Company focuses on responding to and containing the threat and minimizing any business impact, as appropriate. In the event of an incident, Senior Management assesses, among other factors, safety impact, data loss, business operations disruption, projected cost and potential for reputational harm.

To date, the Company has not experienced any material cybersecurity incidents. For a discussion of whether any risks from cybersecurity threats are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, See “Item 1A. Risk Factors — Technology and Operational Risks.”

The Chief Financial Officer leads the implementation of information system controls and is responsible for monitoring the controls to ensure they remain appropriate. The Chief Financial Officer has the proper credentials and relevant experience given the environment in which the Company operates, The Audit Committee of the Board, with input from Senior Management, primarily the Chief Financial Officer, assesses the Company’s cybersecurity, other information technology risks, threats, and the measures implemented by the Company to mitigate and prevent cyberattacks. The Audit Committee will elevate any issues identified as potential threats to the attention of the Board. In addition, the Board of the Company oversees our annual enterprise risk assessment and receives periodic reports on the Company’s cybersecurity controls.

ITEM 2. PROPERTIES

Our executive offices are located at 104 S Walnut, Unit 1A, Itasca, IL 60143. Our lease term expires in December 2025. Total minimum rent over the next twelve months is expected to be $21,000.

In the opinion of the Company’s management, our executive offices are suitable for our current business and are adequately maintained.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2023, the Company was not a party to any legal proceedings and was not aware of any material claims or actions pending or threatened against us. From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves.

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

Number of Common Stockholders

As of December 31, 2023, we had 10,558,931 shares of common stock outstanding, which were held by 9 stockholders of record, including Cede & Co., which holds shares on behalf of the beneficial owners of the Company’s common stock. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Developments

On January 3, 2024, FG Financial Group, Inc. (“FGF”) and FG Group Holdings, Inc. (NYSE American: FGH) (“FGH”), signed a definitive plan of merger to combine the companies in an all-stock transaction. The plan of merger and transaction were unanimously approved by the independent members of the Board of Directors of both FGF and FGH. Under the plan of the merger, FGH common stockholders would receive one share of FGF common stock for each share of common stock of FGH held by such stockholder. Upon completion of the merger, the combined company would be renamed to Fundamental Global Inc. and the common stock and Series A cumulative preferred stock of the combined company would continue to trade on the Nasdaq under the tickers “FGF” and “FGFPP,” respectively.

On February 29, 2024, FGF and FGH completed the previously announced merger transaction pursuant to the Plan of Merger, dated as of January 3, 2024 (the “Merger Agreement”), by and among FGF, FGH and FG Group LLC, a Nevada limited liability company and wholly owned subsidiary of FGF (the “Merger Sub”). Pursuant to the terms of the Merger Agreement and in accordance with the Nevada Revised Statutes, FGH merged with and into the Merger Sub (the “Merger”), with the Merger Sub as the surviving entity and wholly owned subsidiary of FGF. Following the Merger, on February 29, 2024, the Company amended its Amended and Restated Articles of Incorporation to change its name to Fundamental Global Inc.

Effective immediately following the closing of the Merger, the Board of Directors of the Company (the “Board”) increased in size from six to seven directors. In connection with the closing of the Merger, E. Gray Payne and Larry G. Swets, Jr., resigned from the Board. In addition, in accordance with the terms of the Plan of Merger and effective immediately following the closing of the Merger each of Michael C. Mitchell, Ndamukong Suh, and Robert J. Roschman were appointed to the Board. The Board has determined that all of its directors, except for D. Kyle Cerminara, are “independent directors” as such term is defined by the applicable rules and regulations of the SEC and Nasdaq.

In connection with the Merger, Larry G. Swets, President and Chief Executive Officer of FGF prior to the closing of the Merger, and Hassan R. Baqar, Executive Vice President and Chief Financial Officer of FGF prior to the closing of the Merger, resigned from their respective positions with the combined company. Messrs. Swets and Baqar will remain with the combined company leading the merchant banking and SPAC businesses.

Effective as of the closing of the Merger, the Board appointed D. Kyle Cerminara as Chief Executive Officer and Mark D. Roberson as Chief Financial Officer of Fundamental Global Inc.

Unless stated otherwise, all information included within this Annual Report relates to information that precedes the Merger with FGH.

Overview

Fundamental Global Inc. (“FGF”, the “Company”, “we”, or “us”), formerly known as FG Financial Group, Inc., is a reinsurance, merchant banking and asset management holding company. We focus on opportunistic collateralized and loss-capped reinsurance, while allocating capital to merchant banking activities. The Company’s principal business operations are conducted through its subsidiaries and affiliates.

As of December 31, 2023, FG Financial Holdings, LLC (“FG”), a private partnership focused on long-term strategic holdings, and its affiliated entity collectively beneficially owned approximately 54.6% of our common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

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

Other Investments

Other investments consist, in part, of equity investments made in privately held companies accounted for under the equity method. The carrying values of investments accounted for under the equity method of accounting, and the corresponding gains and losses resulting from equity pickups, are significantly impacted by certain investments held by equity method investees. As discussed further in Note 4, these investments held by our equity method investees are valued using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility and discount for lack of marketability of the underlying investment. Our investees estimate the volatility of these investments based on the historical performance of various broad market indices blended with various peer companies which they consider as having similar characteristics to the underlying investment, as well as consideration of price and volatility of relevant publicly traded securities such as SPAC warrants. Our investees also consider the probability of a successful merger when valuing equity for SPACs that have not yet completed a business combination.

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

Analysis of Financial Condition

As of December 31, 2023 compared to December 31, 2022

Investments

The table below summarizes, by type, the Company’s investments held at fair value as of December 31, 2023 and 2022.

($ in thousands)
As of December 31, 2023	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
OppFi common stock and warrants	$1,916	$2,636	$-	$4,552
Total investments	$1,916	$2,636	$-	$4,552

As of December 31, 2022	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
Hagerty common stock	$889	$–	$48	$841
Total investments	$889	$–	$48	$841

OppFi Common Stock

As a result of FG Special Situations Fund, LP (“The Fund”) unwinding the Company received approximately 860,000 common shares of OppFi common stock and approximately 360,000 $11.50 strike warrants. On the date of the distribution, the securities had an aggregate fair value of approximately $1.9 million.

Hagerty Common Stock

On December 15, 2022, FGMP distributed 99,999 common shares of Hagerty to the Company. On the date of distribution, the common shares had an aggregate fair value of approximately $889,000. The Company sold the common shares during the first quarter of 2023 for a realized loss of approximately $16,000.

Equity Method Investments

Other investments on the Company’s consolidated balance sheets include our equity method investments. Below is a summary of the carrying values on the consolidated balance sheets:

(in thousands)	Year ended December 31,
	2023	2022
FG Merchant Partners, LP	$8,812	$5,772
FGAC Investors LLC	8,835	-
FG Merger Investors LLC	4,977	-
Greenfirst Forest Products Holdings LLC	908	-
FG Special Situations Fund, LP	-	16,814
Balance, December 31	$23,532	$22,586

On January 4, 2021, FGMP was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners, as well as other merchant banking interests. The Company is the sole managing member of the general partner of FGMP and holds a limited partner interest of approximately 46% in FGMP. FGMP participates as a co-sponsor of the SPACs launched under our SPAC Platform as well as merchant banking initiatives.

For the year ended December 31, 2023, the Company contributed $0.1 million into FGMP and has recorded equity method gains of approximately $3.0 million. Of the $8.8 million carrying value of our investment in FGMP at December 31, 2023 the Company may allocate up to approximately $0.4 million to incentivize and compensate individuals and entities for the successful merger of SPACs launched under our platform.

Equity method investments previously included our investment in the Fund. However, during the first quarter of 2023, it was determined that the Fund would begin the process of winding down, and all investment holdings held in the name of the Fund would be transferred and distributed to members within the Fund based on their ownership percentage of each respective holding. Prior to the unwinding, through the Fund, the Company held underlying investments in FGAC Investors LLC, FG Merger Investors LLC, and Greenfirst Forest Products Holdings LLC. The Fund, an investment company, carried each of these investments at fair value. In June 2023, all transfers were completed, resulting in the Company being transferred direct limited partner interests in FGAC Investors LLC, with a carrying value of $8.9 million, FG Merger Investors LLC, with a carrying value of $3.4 million, and Greenfirst Forest Products Holdings, LLC, with a carrying value of $1.4 million. The Company determined that it has the ability to exercise significant influence over FGAC Investors LLC, FG Merger Investors LLC and Greenfirst Forest Products Holdings LLC, and thus will account for each of these investments under the equity method of accounting. After taking into account second quarter equity pickups, the combined carrying value of these investments at June 30, 2023 was approximately $11.9 million. Subsequent to June 30, 2023, the Company contributed $0.4 million into FG Merger Investors LLC, and recorded an equity method gain of approximately $2.4 million. In addition, the Company recorded an equity method loss from Greenfirst Forest Products Holdings LLC of approximately $0.1 million and a gain of $0.1 million from FGAC Investors LLC.

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

The carrying value of investments without readily determinable fair value was increased by $0.3 million for the year ended December 31, 2023, as compared to zero for the year ended December 31, 2022. The increase was due to an observable price change in FG Communities (“FGC”) during the second quarter of 2023. This amount is included in net investment income on the Company’s consolidated statements of operations. For the year ended December 31, 2023, the Company received distributions from investments without readily determinable fair values in the amount of $0.3 million, as compared to $0.2 million for the year ended December 31, 2022.

A summary of changes in investments without a readily determinable fair value for the year ended December 31, 2023, and 2022, is as follows:

(in thousands)	Year ended December 31,
	2023	2022
Balance, beginning of period	$2,253	$483

Contributions in investments without a readily determinable fair value	-	2,000
Distributions from investments without a readily determinable fair value	(184)	(230)
Increase due to change in observable price	250	-
Balance, December 31	$2,319	$2,253

See Item 8, Note 4, Investments and Fair Value Disclosures, for further information regarding the Company’s investments.

Funds Deposited for Benefit of Reinsured Companies

“Funds Deposited with Reinsured Companies” on the Company’s consolidated balance sheets includes amounts held to support our reinsurance contracts. As of December 31, 2023 and December 31, 2022, the total cash collateral posted to support all of our reinsurance treaties was approximately $8.0 million and $9.3 million, respectively.

Reinsurance Balances Receivable

Reinsurance balances receivable were $21.6 million as of December 31, 2023, compared to $9.3 million as of December 31, 2022, representing net amounts due to the Company under our quota-share agreements. The increase in balance is primarily due to additional reinsurance contracts that the Company entered into during 2023.

As the Company estimates the ultimate premiums, loss expenses and other costs associated with some of these contracts, based on information received by us from the ceding companies, a significant portion of this balance is based on estimates and, ultimately, may not be collected by the Company.

Net Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes, as compared to the amounts used for income tax purposes. The Company’s gross deferred tax assets and liabilities are $8.5 million and $3.8 million, respectively, as of December 31, 2023, and $9.1 million and $3.6 million, respectively, as of December 31, 2022. The Company has recorded a valuation allowance against its deferred tax assets of $4.7 million and $5.5 million, as of December 31, 2023 and December 31, 2022, respectively, due to the uncertain nature surrounding our ability to realize these tax benefits in the future. Significant components of the Company’s net deferred taxes are as follows:

($ in thousands)	As of December 31,
	2023	2022
Deferred income tax assets:
Net operating loss carryforward	$5,117	$4,171
Loss and loss adjustment expense reserve	70	39
Unearned premium reserves	566	287
Capital loss carryforward	2,377	4,313
Share-based compensation	294	242
Investments	1	5
Other	30	9
Deferred income tax assets	$8,455	$9,066
Less: Valuation allowance	(4,654)	(5,463)
Deferred income tax assets net of valuation allowance	$3,801	$3,603

Deferred income tax liabilities:
Investments	$3,453	$3,282
Deferred policy acquisition costs	348	321
Deferred income tax liabilities	$3,801	$3,603

Net deferred income tax asset (liability)	$–	$–

As of December 31, 2023, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $24.4 million, which will be available to offset future taxable income. Approximately $0.5 million will expire on December 31, 2039, $0.1 million will expire on December 31, 2040, $1.6 million of the Company’s NOLs will expire on December 31, 2041. The remaining $22.2 million of the Company’s NOLs do not expire under current tax law. Additionally, the Company has approximately $11.3 million of capital loss carryforward that can only be used to offset capital gains, and which will expire in December 2026 if not used prior.

Loss and Loss Adjustment Expense Reserves

Net losses and loss adjustment expenses for the years ended December 31, 2023 and 2022, were $9.7 million and $7.5 million, respectively. The increase in net losses and loss adjustment expenses was due primarily to the additional reinsurance agreements entered into during the current year. As discussed under Note 5, Loss and Loss Adjustment Expense Reserves, a portion of this charge represents an estimate based upon a full calendar year forecast of results provided to the Company by the Company’s cedants under our Funds at Lloyd (“FAL”) arrangements.

While the Company believes its estimate of loss and LAE reserves are adequate as of December 31, 2023, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. The Company will continue to monitor the reasonableness of its assumptions as new information is provided by the Company’s cedants.

A summary of changes in outstanding loss and LAE reserves for the year ended December 31, 2023, and 2022, is as follows:

(in thousands)	Year ended December 31,
	2023	2022
Balance, beginning of period	$4,409	$2,133
Incurred related to:
Current year	8,487	6,628
Prior year	1,226	856
Paid related to:
Current year	(3,803)	(3,822)
Prior years	(1,303)	(1,386)
Balance, December 31	$9,016	$4,409

Shareholders’ Equity

Common Stock

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

In June 2023, the Company sold a total of 865,000 shares of common stock in an underwritten public offering, at a price of $1.85 per share, for net proceeds of approximately $1.3 million.

Change in Shareholders’ Equity

The table below presents the primary components of changes to total shareholders’ equity for the years ended December 31, 2023 and 2022:

	Preferred Shares Outstanding	Common Shares Outstanding	Total Shareholders’ Equity.
Balance, January 1, 2022	894,580	6,497,205	$34,009
Stock compensation	–	91,498	255
Dividends declared on Series A Preferred Stock	–	–	(1,789)
Issuance of common stock		2,821,770	3,732
Net income	–	–	1,088
Balance, December 31, 2022	894,580	9,410,473	$37,295

Balance, January 1, 2023	894,580	9,410,473	$37,295
Stock compensation	–	255,193	1,964
Dividends declared on Series A Preferred Stock	–	–	(1,786)
Issuance of common stock	–	893,265	1,280
Cumulative effect of adoption of accounting guidance for expected credit losses at January 1, 2023	-	-	(106)
Net income	–	–	3,845
Balance, December 31, 2023	894,580	10,558,931	$42,492

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net Premiums Earned

Net premiums earned represent actual premiums earned on our reinsurance agreements as well as estimated premiums earned on our FAL agreement as disclosed previously. All actual and estimated premiums earned are the result of property and casualty assumed premium. For the years ended December 31, 2023 and 2022, earned premiums are approximately $16.6 million and $13.0 million, respectively. The increase in reinsurance premiums was due primarily to the additional reinsurance agreements signed during the current year.

Net Investment Income

Net investment income for the years ended December 31, 2023 and 2022 is as follows:

(in thousands)	Year Ended December 31,
	2023	2022
Investment income (loss):
Realized gain (loss) on common stock	$3,062	$(13,797)
Change in unrealized holding on common stock	2,684	13,026
Increase in investments without readily determinable fair value	250	-
Increase in fair value of convertible note	125	-
Equity method earnings	3,130	7,618
Other investment income (loss)	547	(70)
Net investment income	$9,798	$6,777

Other Income

Other income was approximately $413,000, compared to $320,000, for the years ended December 31, 2023, and 2022, respectively, and is comprised of service fee revenue we have earned under our SPAC Platform, whereby we provide certain accounting, regulatory, strategic, advisory, and other administrative services. Also included in other income is fee revenue derived from managing third-party capital under FG Re Solutions, Ltd.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million to $9.7 million for the year ended December 31, 2023, compared to $8.4 million for the year ended December 31, 2022. The increase was primarily due to a $1.7 million increase from stock compensation expense, offset by lower salaries and benefits and legal fees.

Also included in general and administrative expenses are payments to Fundamental Global Management, LLC (“FGM”), pursuant to a shared services agreement entered into on March 31, 2020. Under the agreement, FGM provides the Company with certain services related to the day-to-day management of the Company, including assisting with regulatory compliance, evaluating the Company’s financial and operational performance, providing a management team to supplement the executive officers of the Company, and such other services consistent with those customarily performed by executive officers and employees of a public company. In exchange for these services, the Company pays FGM a fee of approximately $456,000 per quarter, plus reimbursement of expenses incurred by FGM in connection with the performance of the services, subject to certain limitations approved by the Company’s Board of Directors or Compensation Committee, from time to time. The Company paid $1.8 million and $1.8 million to FGM under the agreement, for the years ended December 31, 2023 and 2022, respectively. FGM is an affiliate of FG, the Company’s largest shareholder.

Income Tax Expense (Benefit)

Our actual effective tax rate varies from the statutory federal income tax rates as shown in the following table.

($ in thousands)	Year Ended December 31,
	2023		2022
	Amount	%	Amount	%

Provision for taxes at U.S. statutory marginal income tax rate of 21%	$807	21.0%	$229	21.0%
Valuation allowance for deferred tax assets deemed unrealizable	(832)	(21.7)%	(252)	(23.1)%
Other	25	0.7%	23	2.1%
Income tax expense (benefit)	$-	-%	$-	-%

As of December 31, 2023 and 2022, the Company has gross deferred tax assets of approximately $8.5 million and $9.1 million, respectively; however the Company has recorded a valuation allowance against all of its deferred tax assets due to the uncertain nature surrounding our ability to realize these tax benefits in the future, resulting in a net deferred income tax asset of $0 as of December 31, 2023 and 2022.

Net Income (Loss)

Information regarding our net loss and loss per share for the years ended December 31, 2023 and 2022 is as shown in the following table:

($ in thousands)	Year Ended December 31,
	2023	2022
Basic and diluted:
Net income from continuing operations	$3,845	$1,088
Dividends declared on Series A Preferred Shares	(1,786)	(1,789)
Income (loss) attributable to common shareholders	2,059	(701)
Weighted average common shares	9,991,980	8,030,106
Income (loss) per common share from continuing operations	$0.21	$(0.09)

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

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the years ended December 31, 2023 and 2022:

($ in thousands)	Year ended December 31,
Summary of Cash Flows	2023	2022
Cash and cash equivalents – beginning of period	$3,010	$15,542

Net cash used by operating activities	(4,215)	(11,022)
Net cash provided (used) by investing activities	4,107	(3,453)
Net cash (used) provided by financing activities	(506)	1,943
Net decrease in cash and cash equivalents	(614)	(12,532)

Cash and cash equivalents – end of period	$2,396	$3,010

For the year ended December 31, 2023, the Company’s net cash used by operating activities was approximately $4.2 million, primarily driven by net income for the period of $3.8 million, an increase in unearned premiums and loss adjustment expense reserves of $6.7 million and $4.6 million, respectively, and an increase in stock compensation expense of $2.0 million. This was offset by an approximately $12.4 million increase in reinsurance balance receivables, $2.7 million for a non-cash charge related to the change in unrealized holding gain on our equity investments, $3.5 for a non-cash charge related to income from equity method and other investments, in addition to an approximately $3.1 million gain on sale of equity securities.

For the year ended December 31, 2023, the Company’s net cash provided by investing activities was $4.1 million, primarily related to the sale of iCoreConnect securities, offset by our investments into convertible notes and equity method investments.

For the year ended December 31, 2023, the Company’s net cash provided by financing activities consist of proceeds of approximately $1.3 million from the issuance of common stock, offset by the payments of dividends in the amount of $1.8 million on our Series A Preferred Shares.

For the year ended December 31, 2022, the Company’s net cash used by operating activities was approximately $11.0 million, primarily driven by our net income of approximately $1.1 million for the year, approximately $13.0 million for a non-cash charge related to the change in unrealized holding loss on our equity investments, and approximately $7.6 for a non-cash charge related to income from equity method investments. This was offset by $13.9 million in realized loss on sale associated with our shares of FedNat common stock, and a cash outflow of approximately $5.4 million representing cash placed in trust as collateral, pursuant to our quota-share agreements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

FUNDAMENTAL GLOBAL INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FG FINANCIAL GROUP, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Fundamental Global Inc.

Mooresville, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fundamental Global Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Loss and Loss Adjustment Expense Reserves (Loss Reserves)

As described in Note 2 and Note 5 to the Company’s consolidated financial statements, loss and loss adjustment reserve estimates are based primarily on estimates derived from reports the Company has received from the Company’s cedants and their actuarial teams. As of December 31, 2023, the Company’s loss and loss adjustment expense reserve was $9.0 million. The Company also engages an independent actuarial specialist in order to assist management in establishing reasonable reserves. The estimate of loss reserves relies on significant key inputs, assumptions, and methodologies, including (1) the types of exposures and projected ultimate premium to be written by cedents; (2) expected loss ratios by type of business; (3) actuarial methodologies which leverage loss reporting and payment experience, reports from ceding companies and historical trends; and (4) general economic conditions.

We identified the actuarial methodologies and significant assumptions used in the estimation of the Company’s loss and loss adjustment expense reserves as a critical audit matter. The principal considerations for this determination were (i) the significant assumptions and inputs used by management when developing their estimate, (ii) the significant auditor subjectivity and judgment involved in evaluating the audit evidence related to the actuarial methodologies used, and (iii) the extent of specialized skills and knowledge needed from our actuarial specialist.

The primary procedures we performed to address this critical audit matter included:

●	Testing the relevance and reliability of the underlying data used by the Company’s management and independent actuarial specialists to calculate loss reserves.
●	Utilizing personnel with specialized knowledge and skill in actuarial methods to assist in (i) evaluating the appropriateness of methodologies used, and (ii) evaluating the reasonableness of significant assumptions used by Company’s management and their independent actuarial specialist, specifically the loss development factor selections, relevance of industry data utilized, initial expected loss ratio selections, and weighting of methods used.
●	Comparing the results of the reserve study prepared by the Company’s independent actuarial specialist to management’s best estimate and evaluating the differences to assess if there is any management bias in the estimate being recorded.

Valuation of Equity Method Investments

As described in Note 2 and Note 4 to the consolidated financial statements, the Company has certain equity method investments that hold underlying investments in private placement investments held in sponsor shares and warrants for special purpose acquisition companies. The Company recognizes the income or loss from these equity method investments based on its percentage ownership of the investment, so changes in fair value of the investments that underly these equity method investments flow through to the Company. The fair value of these private placement investments are estimated using complex valuation methods (e.g., Monte-Carlo simulation and option pricing models) and involves significant assumptions.

We identified the valuation methodologies and significant assumptions utilized in the estimation of the fair value of these private placement investments as a critical audit matter. The principal considerations for this determination were the subjective and complex auditor judgment, including the involvement of our valuation specialist in evaluating the (i) relevant valuation methodologies and (ii) significant assumptions used in determining the fair value of these investments.

The primary procedures we performed to address this critical audit matter included:

●	Testing the relevance and reliability of the underlying data used to value the private placement investments.
●	Utilizing personnel with specialized knowledge and skill in valuation techniques to assist in (i) evaluating the appropriateness of management’s valuation methodologies, and (ii) evaluating the reasonableness of the significant assumptions, specifically the estimate of the volatility of the common stock based on the selection of historical performance of various broad market indices blended with various peer companies, the discount for lack of marketability, and the probability of a successful merger.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2012.

Grand Rapids, Michigan

March 14, 2024

FUNDAMENTAL GLOBAL INC.

Consolidated Balance Sheets

($ in thousands, except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Equity securities, at fair value (cost basis of $1,916 and $889, respectively)	$4,552	$841
Other investments	26,301	24,839
Cash and cash equivalents	2,396	3,010
Deferred policy acquisition costs	1,660	1,527
Reinsurance balances receivable (net of current expected losses allowance of $96 and zero, respectively)	21,571	9,269
Funds deposited with reinsured companies	8,002	9,277
Other assets	1,254	712
Total assets	$65,736	$49,475

LIABILITIES
Loss and loss adjustment expense reserves	$9,016	$4,409
Unearned premium reserves	13,476	6,823
Accounts payable	206	723
Other liabilities	546	225
Total liabilities	23,244	12,180

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par and liquidation value, 1,000,000 shares authorized; 894,580 and 894,580 shares issued and outstanding as of December 31, 2023 and 2022, respectively	22,365	22,365
Common stock, $0.001 par value; 100,000,000 and 100,000,000 shares authorized; 10,558,931 and 9,410,473 shares issued as of December 31, 2023 and 2022, respectively, and, 10,558,931 and 9,410,473 shares outstanding as of December 31, 2023 and 2022, respectively	10	9
Additional paid-in capital	53,264	50,021
Accumulated deficit	(33,147)	(35,100)
Total shareholders’ equity	42,492	37,295
Total liabilities and shareholders’ equity	$65,736	$49,475

See accompanying notes to consolidated financial statements.

FUNDAMENTAL GLOBAL INC.

Consolidated Statements of Operations

($ in thousands, except per share data)

	Year ended December 31,
	2023	2022
Revenue:
Net premiums earned	$16,631	$12,998
Net investment income	9,798	6,777
Other income	413	320
Total revenue	26,842	20,095

Expenses:
Net losses and loss adjustment expenses	9,713	7,484
Amortization of deferred policy acquisition costs	3,623	3,169
General and administrative expenses (includes related party expense of $1,825 and $1,825, respectively)	9,661	8,354
Total expenses	22,997	19,007

Net income	$3,845	$1,088
Dividends declared on Series A Preferred Shares	1,786	1,789
Income (loss) attributable to common shareholders	$2,059	$(701)

Basic and diluted net income (loss) per common share	$0.21	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	9,991,980	8,030,106

See accompanying notes to consolidated financial statements.

FUNDAMENTAL GLOBAL INC.

Consolidated Statements of Shareholders’ Equity

($ in thousands)

	Preferred Stock		Common Stock				Total Shareholders’ Equity Attributable to FG
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-in Capital	Accumulated Deficit	Financial Group Inc.
Balance, January 1, 2022	894,580	$22,365	6,497,205	$6	$46,037	$(34,399)	$34,009
Stock based compensation	-	-	91,498	1	254	-	255
Issuance of common stock	-	-	2,821,770	2	3,730	-	3,732
Dividends declared on Series A Preferred Shares ($2.00 per share)	-	-	-	-	-	(1,789)	(1,789)
Net income	-	-	-	-	-	1,088	1,088
Balance, December 31, 2022	894,580	$22,365	9,410,473	$9	$50,021	$(35,100)	$37,295
Cumlative effect of adoption of accouting guidance for expected credit losses at Janaury 1, 2023	-	-	-	-	-	(106)	(106)
Stock based compensation	-	-	255,193	-	1,964	-	1,964
Issuance of common stock	-	-	893,265	1	1,279	-	1,280
Dividends declared on Series A Preferred Shares ($2.00 per share)	-	-	-	-	-	(1,786)	(1,786)
Net Income	-	-	-	-	-	3,845	3,845
Balance, December 31, 2023	894,580	$22,365	10,558,931	$10	$53,264	$(33,147)	$42,492

FUNDAMENTAL GLOBAL INC.

Consolidated Statements of Cash Flows

($ in thousands)

	Year ended December 31,
	2023	2022
Cash provided by (used in):
Operating activities:
Net income (loss)	$3,845	$1,088
Adjustments to reconcile net income to net cash used by operating activities:
Change in unrealized holding on equity investments	(2,684)	(13,026)
Income from equity method investments	(3,130)	(7,618)
Increase in investment without a readily determinable fair value	(250)	-
Increase in fair value of convertible note	(125)	-
Net realized (gain) loss on sale of investments	(3,062)	13,797
Stock compensation expense	1,964	255
Changes in operating assets and liabilities:
Funds deposited with reinsured companies	1,275	(4,835)
Reinsurance balances receivable	(12,408)	(5,416)
Deferred policy acquisition costs	(133)	(741)
Other assets	(571)	114
Loss and loss adjustment expense reserves	4,607	2,276
Unearned premium reserves	6,653	3,213
Accounts payable and other liabilities	(196)	(129)
Net cash used by operating activities	(4,215)	(11,022)

Investing activities:
Purchases of furniture and equipment	-	(81)
Purchases of equity method investments	(495)	(8,844)
Purchases of other investments	(950)	-
Distribution from equity method investments	764	4,544
Proceeds from sales of equity securities	4,604	698
Return of capital – other investments	184	230
Net cash provided (used) by investing activities	4,107	(3,453)

Financing activities:
Payment of dividends on preferred shares	(1,786)	(1,789)
Proceeds from issuance common stock, net	1,280	3,732
Net cash (used) provided by financing activities	(506)	1,943

Net decrease in cash and cash equivalents	(614)	(12,532)
Cash and cash equivalents at beginning of period	3,010	15,542
Cash and cash equivalents at end of period	$2,396	$3,010

Supplemental disclosure of cash flow information:
Carrying value of limited liability company interests received in connection with FG Special Situations Fund unwind	$13,754	-
Equity securities in OppFi received in connection with FG Special Situations Fund unwind	$1,916	$-
Equity securities in iCoreConnect Inc received in connection with conversion of bridge loan	$654	$-

See accompanying notes to consolidated financial statements.

Note 1. Nature of Business

Fundamental Global Inc. (“FGF”, the “Company”, “we”, or “us”), formerly known as FG Financial Group, Inc., is a reinsurance, merchant banking and asset management holding company. We focus on opportunistic collateralized and loss capped reinsurance, while allocating capital to merchant banking activities. The Company’s principal business operations are conducted through its subsidiaries and affiliates.

As of December 31, 2023, FG Financial Holdings, LLC (“FG”), a private partnership focused on long-term strategic holdings, and its affiliated entity, collectively beneficially owned approximately 54.6% of our common stock. D. Kyle Cerminara, Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

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

Insurance

Sponsor Protection Coverage and Risk, Inc. has been formed as a special purpose captive in South Carolina to provide reinsurance coverage for Sides A, B, & C Directors and Officers Liability insurance coverage for related and unrelated entities of FG Reinsurance Ltd. (“FGRe”). These will include SPAC entities engaged in the services or business of taking companies public, as well as small cap businesses performing an initial public offering. Sponsor Protection Coverage and Risk, Inc. has yet to write any business.

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

As of December 31, 2023, the Company had eight active reinsurance contracts, including participating in a Funds at Lloyds (“FAL”) syndicate covering risks written by the syndicate during the 2021, 2022 and 2023 calendar years.

In addition, during 2023, the Company began to focus on growing fee-based revenue through FG Re Solutions, Ltd.

Asset Management

FG Strategic Consulting, LLC, (“FGSC”) a wholly-owned subsidiary of the Company, provides investment advisory services, including identifying, analyzing and recommending potential investments, advising as to existing investments and investment optimization, recommending investment dispositions, and providing advice regarding macro-economic conditions.

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

As a result of the winddown, the Company now holds direct limited partner interests in FGAC Investors LLC, FG Merger Investors LLC, and Greenfirst Forest Products Holdings, LLC. The Company has determined that each of these entities meets the criteria of a VIE. For each new position, the Company analyzed ASC 810 – Consolidation and has determined it is not the primary beneficiary of FGAC Investors LLC, FG Merger Investors LLC or Greenfirst Forest Products Holdings LLC, but does have the ability to exercise significant influence over each of these. Therefore, the Company applies the equity method of accounting for each of these investments.

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

The Company’s risk of loss associated with its non-consolidated VIEs is limited. As of December 31, 2023, and December 31, 2022, the carrying value and maximum loss exposure of the Company’s non-consolidated VIE’s was $16.6 million and $18.8 million, respectively.

See Note 4 for further information regarding the Company’s investments.

The Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the application of policies and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The significant estimates in the accompanying consolidated financial statements include the valuation of our other investments, the valuation of net deferred income taxes, premium revenue recognition, and reserves for loss and loss adjustment expenses.

Investments in Equity Securities

Investments in equity securities are carried at fair value with subsequent changes in fair value recorded to the consolidated statements of operations as a component of net investment income.

Other Investments

Other investments consist, in part, of equity investments made in privately held companies accounted for under the equity method. We utilize the equity method to account for investments when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. In the case of a limited partnership with specific ownership accounts, 3-5% is presumed to provide an investor with the ability to exercise significant influence. These presumptions may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. We apply the equity method to investments in common stock and to other investments when such other investments possess substantially identical subordinated interests to common stock.

In applying the equity method, we record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee. Any increase or decrease recorded is included in Net investment income on the consolidated statements of operations. We record dividends or other equity distributions as reductions in the carrying value of the investment. Should net losses of the investee reduce the carrying amount of the investment to zero, additional net losses may be recorded if other investments in the investee are at-risk, even if we have not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in our claim on the investee’s book value.

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

Other investments also include senior unsecured promissory notes, which are carried at amortized cost on the Company’s consolidated balance sheet under the caption “other investments.”

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes, whereby deferred income tax assets and liabilities are recognized for (i) the differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and (ii) loss and tax credit carry-forwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not and a valuation allowance is established for any portion of a deferred tax asset that management believes it is more likely than not to be realized. Current federal income taxes are charged or credited to operations based upon amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions, in our judgment, do not meet a more-likely-than-not threshold based on the technical merits of the positions. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit). The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense (benefit).

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, and deposits with reinsured companies. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of December 31, 2023, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

Premium Revenue Recognition

The Company participates in reinsurance quota-share contracts and estimates the ultimate premiums for the contract period. These estimates are based on information received from the Company’s cedants, whereby premiums are recorded as written in the same periods in which the underlying insurance contracts are written and are based on cession statements from cedents. These statements are received quarterly and in arrears, and thus for any reporting lag, premiums written are estimated based on the portion of the ultimate estimated premiums relating to the risks underwritten during the lag period.

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

Current Expected Credit Loss

On January 1, 2023, the Company adopted Accounting Standards Codification (“ASC”) Topic 326, as amended, Financial Instruments – Credit Losses (“ASU 326”), which requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The financial assets included in the caption “Reinsurance balances recoverable” in the Company’s consolidated balance sheets are carried at amortized cost and therefore within the scope of ASU 326. Upon adoption of ASC 326, the Company calculated an allowance for expected credit losses for its reinsurance balances receivable by applying a Probability of Default / Loss Given Default model. The model considers both the external collectability history as well as external loss history, forecasts provided by cedants, and general economic conditions. The external loss history that the Company used included a long-term probability of liquidation study specific to insurance companies. Additionally, the life of each of the Company’s reinsurance treaties was also considered as the probability of default was calculated over the contractual length of the reinsurance contracts. The credit worthiness of a counterparty is evaluated by considering the credit ratings assigned by independent agencies and individually evaluating all the counterparties. The adoption resulted in a cumulative-effect adjustment to increase accumulated deficit by $0.1 million as of January 1, 2023. The Company updates the model each quarter and adjusts the balance accordingly. As of December 31, 2023, the allowance remains at approximately $0.1 million.

The Company also has invested in promissory notes which are carried at amortized cost in Other Investments on the consolidated balance sheets, and is an investment that is within the scope of ASC 326. The amount invested in the aggregate is $450,000.

The Company does not have a current expected credit allowance for the promissory note, as the promissory note is not material.

Deferred Policy Acquisition Costs

Policy acquisition costs are costs that vary with, and are directly related to, the successful production of new and renewal of reinsurance business, and consist principally of commissions, premium taxes and brokerage expenses. The acquisition costs are deferred and amortized over the period in which the related premiums are earned. If the sum of a contract’s expected losses and loss expenses and deferred acquisition costs exceed the related unearned premiums and expected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are written off to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the periods presented herein.

Funds Deposited with Reinsured Companies

“Funds Deposited with Reinsured Companies” on the Company’s consolidated balance sheets includes amounts held to support our reinsurance contracts. As of December 31, 2023 and December 31, 2022, the total cash collateral posted to support all of our reinsurance treaties was approximately $8.0 million and $9.3 million, respectively.

Loss and Loss Adjustment Expense Reserves

The Company maintains reserves equal to our estimated ultimate liability for losses and loss adjustment expense for reported and unreported claims from our reinsurance business. Loss and loss adjustment reserve estimates are based primarily on estimates derived from reports the Company has received from our cedants and their actuarial teams. The Company then uses a variety of statistical and actuarial techniques to monitor reserve adequacy. When setting reserves, the Company considers many factors including: (1) the types of exposures and projected ultimate premium to be written by our cedents; (2) expected loss ratios by type of business; (3) actuarial methodologies which analyze loss reporting and payment experience, reports from our cedants and historical trends; (4) loss development factor selections, initial expected loss ratio selections, and weighting of methods used; and (5) general economic conditions. The Company also engages an independent specialist in order to assist management in establishing reasonable reserves. Since reserves are estimates, the final settlement of losses may vary from the reserves established and any adjustments to the estimates, which may be material, are recorded in the period they are determined. The final settlement of losses may vary, perhaps materially, from the reserves recorded.

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

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of ASC Topic 718 – Stock Compensation, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model using assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate along with multiple Monte Carlo simulations to determine a derived service period as the options vest based upon meeting certain performance conditions. The fair value of each stock option award is recorded as compensation expense on a straight-line basis over the requisite service period, which is generally the period in which the stock options vest, with a corresponding increase to additional paid-in capital. Stock compensation expense is included in General and administrative expenses on the consolidated statements of operations.

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

Forfeitures for stock options and RSU’s are accounted for as they occur. The Company has not made any adjustment to stock compensation expense for forfeitures as of December 31, 2023.

Fair Value of Financial Instruments

The carrying values of certain financial instruments, including cash and short-term investments, approximate fair value due to their short-term nature, and are therefore considered Level 1 in the fair value hierarchy. The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 4 for further information on the fair value of the Company’s financial instruments.

Earnings (Loss) Per Common Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted earnings (loss) per common share assumes conversion of all potentially dilutive outstanding stock options, restricted stock units, warrants or other convertible financial instruments. Under the treasury stock method, potential common shares outstanding are excluded from the calculation of diluted earnings (loss) per share if their effect is anti-dilutive.

Leases

We determine if an arrangement contains a lease at inception, and leases are classified as either operating or finance leases at the lease commencement date. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

ROU assets and lease liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. ROU assets and operating lease liabilities are recognized in Other Assets and Other liabilities on our consolidated balance sheets, respectively. When readily determinable, we use the implicit rate within the lease. As most of our leases do not provide an implicit interest rate, we generally use our incremental borrowing rate. The incremental borrowing rate is based on the estimated rate of interest for fully collateralized and fully amortizing borrowings over a similar term as the lease payments at commencement date. The incremental borrowing rate is used to determine the present value of lease payments.

Our expected lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. Expenses associated with operating leases are recorded in General and administrative expenses on our Consolidated Statements of Operations. Short-term leases with a term of 12 months or less are not capitalized.

Note 3. Recently Adopted and Issued Accounting Standards

As discussed, the Company adopted ASC 326 during the first quarter of 2023 using a modified retrospective transition method. The adoption resulted in a cumulative-effect adjustment to increase accumulated deficit by $0.1 million as of January 1, 2023.

In July 2023, the FASB issued ASU 2023-03 “Presentation of Financial Statements, Income Statement-Reporting Comprehensive Income, Distinguishing Liabilities from Equity, Equity, and Compensation-Stock Compensation” to amend various SEC paragraphs in the Accounting Standards Codification to primarily reflect the issuance of SEC Staff Accounting Bulletin No. 120. Staff Accounting Bulletin No. 120 provides guidance to companies issuing share-based awards shortly before announcing material, nonpublic information to consider such material nonpublic information to adjust observable market prices if the release of material nonpublic information is expected to affect the share price. The ASU does not provide any new guidance so there is no transition or effective date associated with it. The Company expects to adopt this standard sometime in 2024 and does not expect an impact to our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The updated accounting guidance requires enhanced reportable segment disclosures, primarily related to significant segment expenses which are regularly provided to the chief operating decision maker. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Retrospective application is required and early adoption is permitted. The Company is currently evaluating the impact of this standard on the disclosures within the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on the disclosures within the consolidated financial statements.

Note 4. Investments and Fair Value Disclosures

The following table summarizes the Company’s equity securities held at fair value as of December 31, 2023 and 2022.

($ in thousands)
As of December 31, 2023	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
OppFi common stock and warrants	$1,916	$2,636	$-	$4,552
Total investments	$1,916	$2,636	$-	$4,552

As of December 31, 2022	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
Hagerty common stock	$889	$–	$48	$841
Total investments	$889	$–	$48	$841

OppFi Common Stock

As a result of the Fund unwinding, the Company received approximately 860,000 shares of OppFi common stock and approximately 360,000 $11.50 strike warrants. On the date of the distribution, the securities had an aggregate fair value of approximately $1.9 million.

Hagerty Common Stock

On December 15, 2022, FGMP distributed 99,999 common shares of Hagerty to the Company. On the date of distribution, the common shares had an aggregate fair value of approximately $889,000. The Company sold the common shares during the first quarter of 2023 for a realized loss of approximately $16,000.

The following table summarizes the Company’s other investments as of December 31, 2023 and 2022:

(in thousands)	Year ended December 31,
	2023	2022
Equity Method Investments:
FG Merchant Partners, LP	$8,812	$5,772
FGAC Investors LLC	8,835	-
FG Merger Investors LLC	4,977	-
Greenfirst Forest Products Holdings LLC	908	-
FG Special Situations Fund, LP	-	16,814
Total Equity Method Investments	23,532	22,586
Investments without readily determinable fair value:
FG Communities, Inc.	2,250	2,000
Other	69	253
Total investments without readily determinable fair value	2,319	2,253
Promissory notes	450	-
Total other investments	26,301	24,839

Equity Method Investments

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

For the year ended December 31, 2023, the Company contributed $0.1 million into FGMP and has recorded equity method gains of approximately $3.0 million. Of the $8.8 million carrying value of our investment in FGMP at December 31, 2023 the Company may allocate up to approximately $0.4 million to incentivize and compensate individuals and entities for the successful merger of SPACs launched under our platform.

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

Subsequent to June 2023, the Company contributed $0.4 million into FG Merger Investors LLC, and recorded an equity method gain of approximately $2.4 million. In addition, the Company recorded an equity method loss from Greenfirst Forest Products Holdings LLC of approximately $0.1 million and a gain of $0.1 million from FGAC Investors LLC.

Financial information for our investments accounted for under the equity method, in the aggregate, is as follows:

	As of December 31,
(in thousands)	2023	2022
Other investments	$77,519	$35,366
Cash	539	113
Other assets	-	165
Total assets	78,058	35,644

Accounts payable	$27	$65
Total liabilities	27	65

	For the year ended December 31,
	2023	2022
Net investment income	$14,402	$11,959
Other income	159	-
General and administrative expenses	(1,176)	(154)
Net income	13,385	11,805

Investments held by our equity method investees, such as private placement investments held in sponsor shares and warrants for special purpose acquisition companies, are valued using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility and discount for lack of marketability of the underlying investment. Our investees estimate the volatility of these investments based on the historical performance of various broad market indices blended with various peer companies which they consider as having similar characteristics to the underlying investment, as well as consideration of price and volatility of relevant publicly traded securities such as SPAC warrants. Our investees also consider the probability of a successful merger when valuing equity for SPACs that have not yet closed.

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

The carrying value of investments without readily determinable fair value was increased by $0.3 million for the year ended December 31, 2023, as compared to zero for the year ended December 31, 2022. The increase was due to an observable price change in FGC during the second quarter of 2023. This amount is included in net investment income on the Company’s consolidated statements of operations. For the year ended December 31, 2023, the Company received distributions from investments without readily determinable fair values in the amount of $0.3 million, as compared to $0.2 million for the year ended December 31, 2022.

A summary of changes in investments without a readily determinable fair value for the year ended December 31, 2023, and 2022, is as follows:

(in thousands)	Year ended December 31,
	2023	2022
Balance, beginning of period	$2,253	$483

Contributions in investments without a readily determinable fair value	-	2,000
Distributions from investments without a readily determinable fair value	(184)	(230)
Increase due to change in observable price	250	-
Balance, December 31	$2,319	$2,253

Other

Other investments, in addition to equity method investments and investments without readily determinable fair value, include promissory notes, which are carried at amortized cost on the consolidated balance sheets.

On September 29, 2023, the Company invested $250,000 in a promissory note with ThinkMarkets. The promissory note has an interest rate of 15% annually. Originally, upon a closing of the contemplated business combination, the Company would have the option to convert any unpaid loan amount and all accrued and unpaid interest into fully paid shares of FGAC common stock, at a conversion price of $5.00 per share. However, on December 6, 2023, a settlement agreement was reached that terminated the contemplated business combination between ThinkMarkets and FGAC, and ThinkMarkets agreed to pay the promissory note back in two installments during the first half of 2024. As of December 31, 2023, the entire principal amount of $250,000 as well as approximately $37,000 of accrued interest was outstanding.

On March 16, 2023, the Company invested $200,000 in a senior unsecured loan to Craveworthy LLC (“Craveworthy”). The loan has an interest rate of 13% and a maturity of March 15, 2024. The $200,000 principal and any interest accrued may be prepaid voluntarily by Craveworthy but is not required to be paid until the date of maturity. As of December 31, 2023, the entire principal amount of $200,000 as well as approximately $20,000 of accrued interest was outstanding.

On March 15, 2023, the Company invested $500,000 in a convertible promissory note with iCoreConnect, Inc. During the third quarter, the Company elected to convert all unpaid principal and interest due from the convertible promissory note with iCoreConnect, Inc. into fully paid common shares of iCoreConnect, Inc. As part of the conversion, the Company received approximately 219,000 common shares of iCoreConnect, Inc. During the third quarter, the Company sold all of the common shares received from conversion for approximately $3.7 million in cash proceeds, resulting in a realized gain of approximately $3.1 million.

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

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional investment managers and appraisers could be incorrect;

●	the past operating performance and cash flows generated from the investee’s operations may not reflect their future performance; and

●	the estimated fair values for investment for which observable market prices are not available are inherently imprecise.

We have not recorded an impairment on our investments for either of the years ended December 31, 2023 and 2022.

Net investment income (loss) for the years ended December 31, 2023 and 2022 is as follows:

(in thousands)	Year Ended December 31,
	2023	2022
Investment income:
Realized gain (loss) on equity securities, at fair value	$3,062	$(13,797)
Change in unrealized gain (loss) on equity securities, at fair value	2,684	13,026
Increase in fair value of investments without readily determinable fair value	250	-
Increase in fair value of convertible note	125	-
Equity method earnings	3,130	7,618
Other investment income (loss)	547	(70)
Net investment income	$9,798	$6,777

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

Financial instruments measured, on a recurring basis, at fair value as of December 31, 2023 and December 31, 2022 are as follows.

(in thousands)
As of December 31, 2023	Level 1	Level 2	Level 3	Total
OppFi common stock and warrants	$4,552	$–	$–	$4,552
	$4,552	$–	$–	$4,552

As of December 31, 2022
Hagerty common stock	$841	$–	$–	$841
	$841	$–	$-	$841

Investments without a readily determinable fair value are measured at fair value on a nonrecurring basis. For the year ended December 31, 2023, the Company recorded adjustments to increase the fair value for observable price changes of $0.3 million, which is included in net investment income in the consolidated statements of operations. The Company did not record any impairments. To determine the fair value of investments without readily determinable fair value, the Company considered rounds of financing and third-party transactions. The Company has classified the fair value measurements of these investments as Level 3 because they involve significant unobservable inputs.

The following tables provide a reconciliation of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2023 and December 31, 2022:

(in thousands)	Year ended December 31,
	2023	2022
Assets:
Convertible note
Beginning balance	2,253	483
Consideration paid	750	2,000
Increase in fair value of convertible note	125	-
Increase due to change in observable price		250
Transfer out	(1,059)	(230)
Balance, December 31	$2,319	$2,253

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

Under the terms of certain of our quota-share agreements, and due to the nature of claims and premium reporting, a lag exists between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. The reports we receive from our cedents have pre-determined due dates. In the case of the Company’s FAL contract, fourth quarter 2023 premium and loss information was not made available to the Company in a manner that allowed for the timely filing of this annual report. Thus, our fourth quarter results, including the loss and LAE reserves presented herein, have been based upon a combination of first, second, and third quarter actual results as well as full-year forecasts reported to us by the ceding companies for which we used to approximate fourth quarter results. The Company obtains regular updates of premium and loss-related information for the current and historical periods, which are utilized to update the initial expected loss ratios on our reinsurance contracts.

While the Company believes its estimate of loss and LAE reserves are adequate as of December 31, 2023, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. The Company will continue to monitor the reasonableness of its assumptions as new information is provided.

The information about incurred and paid claims development for the year ended December 31, 2023 and 2022, is shown below. The tables also include IBNR reserves plus expected development on reported claims. The cumulative number of reported claims has not been reported as it is impracticable for the Company’s cedants to provide this information. The ceding companies to which we provide reinsurance only report summary information to us via bordereau statements. This summary information does not include the number of reported claims underlying the paid and reported losses. The information about incurred and paid claims development for the year ended December 31, 2022 is presented as unaudited supplementary information.

Cumulative Incurred Loss and Allocated LAE, net of reinsurance for the years ended December 31:

Accident Year	2021*	2022*	2023	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
2021	$4,338	$856	$33	$16	NA
2022	-	6,628	1,193	552	NA
2023	-	-	8,487	5,702	NA
Total - All lines	$4,338	$7,484	$9,713	$6,270	NA

*	Unaudited

Cumulative Paid Loss and Allocated LAE, net of reinsurance for the years ended December 31:

Accident Year	2021*	2022*	2023
2021	$2,205	$1,386	$65
2022	-	3,822	1,238
2023	-	-	3,803
Total - All lines	$2,205	$5,208	$5,106

*	Unaudited

A reconciliation of the net incurred and paid loss development tables to the liability for loss and loss adjustment expenses on the Company’s consolidated balance sheets is as follows:

(in thousands)	As of December 31, 2023	As of December 31, 2022
Net Outstanding Liabilities
Liability for unpaid loss and LAE	$9,016	$4,409
Total gross liability for unpaid claims and LAE	$9,016	$4,409

A summary of changes in outstanding loss and loss adjustment expense reserves for the years ended December 31, 2023 and 2022 is as follows:

(in thousands)	Year ended December 31, 2023	Year ended December 31, 2022
Balance, January 1	$4,409	$2,133
Incurred related to:
Current year	8,487	6,628
Prior years	1,226	856
Paid related to:
Current year	(3,803)	(3,822)
Prior years	(1,303)	(1,386)
Balance, December 31	$9,016	$4,409

The following is unaudited supplementary information about average historical claims duration as of December 31, 2023:

Average Annual Percentage Payout of Incurred Losses by Age, Net of Reinsurance (unaudited)
Age of loss (in years)	1	2	3	4	5	6
All Lines	48.4%	12.9%	0.3%	-%	-%	-%

Note 6. Income Taxes

Actual income tax expense (benefit) differs from the income tax expense computed by applying the applicable effective federal and state tax rates to income before income tax expense as follows:

($ in thousands)	Year Ended December 31,
	2023		2022
	Amount	%	Amount	%

Provision for taxes at U.S. statutory marginal income tax rate of 21%	$807	21.0%	$229	21.0%
Valuation allowance for deferred tax assets deemed unrealizable	(832)	(21.7)%	(252)	(23.1)%
Other	25	0.7%	23	2.1%
Income tax benefit	$-	-%	$-	-%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes as compared to the amounts used for income tax purposes. The Company’s gross deferred tax assets and liabilities are $8.5 million and $3.8 million as of December 31, 2023. The Company has recorded a valuation allowance against its deferred tax assets of $4.7 million, as of December 31, 2023, due to the uncertain nature surrounding our ability to realize these tax benefits in the future. Significant components of the Company’s net deferred tax assets are as follows:

($ in thousands)	As of December 31,
	2023	2022
Deferred income tax assets:
Net operating loss carryforward	$5,117	$4,171
Loss and loss adjustment expense reserves	70	39
Unearned premium reserves	566	287
Capital loss carryforward	2,377	4,313
Share-based compensation	294	242
Investments	1	5
Other	30	9
Deferred income tax assets	8,455	9,066
Less: Valuation allowance	(4,654)	(5,463)
Deferred income tax assets net of valuation allowance	3,801	3,603

Deferred income tax liabilities:
Investments	3,453	3,282
Deferred policy acquisition costs	348	321
Deferred income tax liabilities	3,801	3,603

Net deferred income tax asset (liability)	$–	$–

As of December 31, 2023, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $24.4 million, which will be available to offset future taxable income. Approximately $0.5 million expire on December 31, 2039, $0.1 million expire on December 31, 2040, and $1.6 million of the Company’s NOLs will expire on December 31, 2041. The remaining $22.2 million of the Company’s NOLs do not expire under current tax law. Additionally, the Company has approximately $11.3 million of capital loss carryforward that can only be used to offset capital gains and which will expire in December 2026 if not used prior. A valuation allowance is established when the Company considers it more-likely-than-not that all or a portion of the deferred income tax assets will not be realized. When determining if a valuation allowance is necessary against the Company’s deferred tax assets, management considers available positive and negative evidence, including the Company’s historical and anticipated future performance as well as the timing of when positive income of the appropriate character will develop, taxes available to be recovered from prior years in accordance with existing carryback statutes, the reversal of deferred income tax liabilities, and the availability of tax planning strategies. The Company has established a valuation allowance against its deferred tax assets to the extent they are not available be utilized in the future against its deferred income tax liabilities primarily due to the Company’s historical capital and operating loss history.

As of December 31, 2023, the Company had no unrecognized tax benefits. The Company analyzed its tax positions in accordance with the provisions of Accounting Standards Codification Topic 740, Income Taxes, and has determined that there are currently no uncertain tax positions. The Company generally recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

The Company files federal income tax returns as well as multiple state and local tax returns. The Company’s consolidated federal and state income tax returns for years 2020 and forward are open for review by the Internal Revenue Service (“IRS”) and the various state taxing authorities.

Note 7. Equity Incentive Plans

On December 15, 2021, our shareholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to attract and retain directors, consultants, officers and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2021 Plan is administered by the Compensation and Management Resources Committee of the Board and has a term of ten years. The 2021 Plan awards may be in the form of stock options (which may be incentive stock options or nonqualified stock options), stock appreciation rights (or “SARs”), restricted shares, restricted stock units (“RSUs”, and other share-based awards, and provides for a maximum of 1,500,000 shares available for issuance.

On March 24, 2023, the Company’s board of directors approved an amendment to the 2021 Plan to increase the number of shares available for issuance from 1,500,000 to 2,000,000.

In addition, on March 24, 2023, the board of directors approved an employee purchase plan (“ESPP Plan”) whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company’s common shares in the open market. The Company matches 100% of the employee’s contribution amount after twelve months of employment.

RSUs Outstanding

The following table summarizes RSU activity for the years ended December 31, 2023:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2022	256,382	$2.57
Granted	1,049,523	2.46
Vested	(284,797)	2.54
Forfeited	–	–
Non-vested units, December 31, 2023	1,021,108	$2.46

The aggregate intrinsic value of restricted stock units vested for the years ended December 31, 2023 and 2022 was approximately $585,000 and $190,000, respectively.

On August 19, 2022, we issued a total of 158,225 RSUs to our non-employee directors. The RSUs vest in five equal annual installments, beginning with the first anniversary of the grant date.

On February 17, 2023, we granted a total of 415,000 RSUs to various members of the Company’s management. The RSUs vest in three equal annual installments, beginning with the date the shares were granted. The vested shares for the first vesting date were delivered in fourth quarter of 2023.

In the third quarter of 2023, we granted a total of 34,765 RSUs to all non-executive members of our Company’s board of directors. The RSU’s vest immediately. These RSUs were in lieu of third quarter cash director fee.

In the fourth quarter of 2023, we granted a total of 45,938 RSUs to all non-executive members of our Company’s board of directors. The RSU’s vest immediately. These RSUs were in lieu of fourth quarter cash director fee.

In the fourth quarter of 2023, we issued a total of 183,820 RSUs to our non-employee directors. The RSUs vest in five equal annual installments, beginning with the first anniversary of the grant date.

On January 18, 2021, the Company entered into an Equity Award Letter Agreement (the “Letter Agreement”) with Mr. Swets, pursuant to which the Company clarified its intention to grant an additional 370,000 stock options, restricted shares or restricted stock units pursuant to a future award, subject to the approval of an amended and/or new equity plan, among other conditions. On February 17, 2023, in satisfaction of the obligations in the letter agreement, the Company granted 370,000 RSUs to Mr. Swets. The RSU’s fully vested on the first anniversary of the grant date.

Restricted Shares

During the fourth quarter of 2023, the Company issued 25,000 restricted shares under the 2021 Equity Incentive Plan to an employee of the Company. The restriction will be lifted on the first anniversary of the grant date.

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

Expected volatility	45.60%
Expected life (years)	10.00
Risk-free interest rate	1.15%
Dividend yield	0.00%

The following table summarizes activity for stock options issued for the years ended December 31, 2023 and 2022:

Common Stock Options	Shares	Weighted Ave Exercise Price	Weighted Ave Remaining Contractual Term (yrs)	Weighted Ave Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2023	130,000	$3.38	8.04	$1.88	$-
Exercisable, January 1, 2023	–	$–	–	$–	$–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Cancelled	–	–	–	–	–
Outstanding, December 31, 2023	130,000	$3.38	7.04	$1.88	$–
Exercisable, December 31, 2023	–	$–	–	$–	$–

Total stock-based compensation expense for the years ended December 31, 2023 and 2022 was approximately $2.0 million and $255,000, respectively. As of December 31, 2023, total unrecognized stock compensation expense of $1.3 million remains, which will be recognized through December 31, 2028. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense.

Warrants

No warrants were granted or exercised during the years ended December 31, 2023 and 2022. On February 24, 2022, 1,500,000 warrants with an exercise price of $15.00 expired.

As of December 31, 2023, the Company did not have any warrants outstanding.

Note 8. Shareholders’ Equity

8.00% Cumulative Preferred Stock, Series A

As of both December 31, 2023, and December 31, 2022, the Company had 894,580 Series A Preferred Stock shares outstanding.

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

The total number of common stock outstanding as of December 31, 2023 is 10,558,931, compared to 9,410,473 as of December 31, 2022.

Statutory Capital and Surplus

FGRe is subject to the Cayman Islands’ Insurance (Capital and Solvency) (Classes B, C, and D Insurers) Regulations. In accordance with the terms of The Insurance Regulations, as a Class B(iii)insurer under the Act, the Company is required to maintain a minimum capital of $200,000 and a prescribed capital of $1,622,324 in line with the Regulations based on 15% of the first $5 million in net earned premium and 7.5% of additional net earned premium up to $20,000,000. The Company was in compliance with these requirements as of December 31, 2023.

FGRe is not required to prepare separate statutory financial statements for filing with CIMA. There were no material differences between FGRe’s GAAP capital, surplus, and net income and its statutory capital, surplus, and net income at December 31, 2023 and 2022, and for the years then ended.

At December 31, 2023, FGRe was not restricted from payment of dividends to the Company. Any dividends declared and paid from FGRe to the Company would require CIMA’s approval.

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

FGMP has investments in the founder shares and warrants of FG Acquisition Corp, FGC and Craveworthy. Certain of our directors and officers are affiliated with these entities.

FG Communities

In October 2022, the Company directly invested $2.0 million into FGC , which is included in other investments on the consolidated balance sheets. The Company also holds an interest through its ownership in FGMP. FGC is a self-managed real estate company focused on a growing portfolio of manufactured housing communities which are owned and operated by FGC. Mr. Cerminara is the President and a director of FGC.

There was an observable price change in FGC during the second quarter of 2023, resulting in $0.3 million increase in the carrying value. This amount is included in net investment income on the Company’s consolidated statements of operations.

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

The Company paid $1,825,000 to FGM under the Shared Services Agreement for each of the years ended December 31, 2023 and 2022, respectively. This amount is included in General and administrative expenses on the consolidated statement of operations.

Note 10. Net Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the calculations used in determining basic and diluted earnings per share for the years ended December 31, 2023 and 2022.

($ in thousands)	Year Ended December 31,
	2023	2022
Basic and diluted:
Net income (loss) from continuing operations	$3,845	$1,088
Dividends declared on Series A Preferred Shares	(1,786)	(1,789)
Income (loss) attributable to common shareholders from continuing operations	2,059	(701)
Weighted average common shares	9,991,980	8,030,106
Income (loss) per common share from continuing operations	$0.21	$(0.09)

The following potentially dilutive securities outstanding as of December 31, 2023 and 2022 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive under the treasury stock method.

	As of December 31,
	2023	2022
Options to purchase common stock	130,000	130,000
Restricted shares	25,000	25,000
Restricted stock units	1,021,108	256,382
	1,176,108	411,382

Note 11. Retirement plans

The 401(k) Plan (the “Retirement Plan”) was established effective January 1, 2015, as a defined contribution plan. The Retirement Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”); eligible employees of the Company and its subsidiaries may participate in the plan. Employees who have completed one month of service are eligible to participate and are permitted to make annual pre and post-tax salary reduction contributions not to exceed the limits imposed by the Internal Revenue Code of 1986, as amended. Contributions are invested at the direction of the employee participant in various money market and mutual funds. The Company matches 100% of each participant’s initial contributions up to 3% of a participant’s eligible earnings and 50% of each participant’s contributions up to an additional 2% of a participant’s eligible earnings. The Company may also elect to make a profit-sharing contribution to the Retirement Plan based upon discretionary amounts and percentages authorized by the Company’s Board of Directors. For the years ended December 31, 2023 and 2022, the Company made matching contributions to the Retirement Plan in the amounts of approximately $26,000 and $44,000, respectively, but did not make any profit-sharing contributions to the Retirement Plan in either year. The 401K matching contributions are included within general and administrative expenses on the consolidated statement of operations.

On March 24, 2023, the board of directors approved an employee purchase plan (“ESPP Plan”) whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company’s common shares in the open market. The Company matches 100% of the employee’s contribution amount after thirty days of employment. The Company’s contribution is expensed as paid and for the years ended December 31, 2023 and December 31, 2022 totaled approximately $18,000 and zero, respectively. The ESPP matching contributions are included within general and administrative expenses on the consolidated statement of operations.

Note 12. Commitments and Contingencies

Legal Proceedings:

As of December 31, 2023, the Company was not a party to any legal proceedings and was not aware of any material claims or actions pending or threatened against us. From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims. Any such development will be affected by future court decisions and interpretations. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves.

Note 13. Leases

Operating Lease Commitments:

In July 2021, the Company entered into a lease agreement for office space in St. Petersburg, FL. The lease had a term of 12 months and was not renewed upon expiration. Due to the short-term nature of the lease, the Company recognized lease expense on a straight-line basis over the term of the lease, with any variable lease payments recognized in the period in which the obligation for the payment occurred. Short-term lease expense related to the St. Petersburg office was approximately $10,000 for the year ended December 31, 2022.

In April 2022, the Company entered into a lease agreement for office space in Itasca, IL. The lease has a term of 44 months beginning on May 1, 2022. Total minimum rent over the term of the lease is expected to be approximately $77,000. The annual discount rate used for the Itasca office was 8%. As of December 31, 2023 and December 31, 2022, the right of use asset and lease liability are approximately $39,000 and $56,000, each, respectively, and held in “Other assets” and “Other liabilities” on the balance sheet, respectively. Rent expense related to the Itasca office was approximately $15,000 and $17,000 for the years ended December 31, 2023 and December 31, 2022, respectively. Future payments under operating lease liabilities are as follows:

Year ending December 31,
2024	$21,000
2025	21,000
Imputed interest	(3,000)
Total lease liability	$39,000

Total operating lease expense included in general and administrative expenses on the Company’s consolidated statements of operations was approximately $15,000 and $27,000 for the years ended December 31, 2023, and 2022, respectively.

Note 14. Segment Reporting

The Company has two operating segments—insurance and asset management. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax. Our insurance segment consists of the operations of our Cayman Islands-based reinsurance subsidiary, FGRe, which, as of December 31, 2023, included our eight reinsurance agreements, as well as the returns associated with the investments made by our reinsurance operations. Net premiums earned within this segment relates entirely to property and casualty assumed premium. Our asset management segment includes our investments made outside of reinsurance operations.

The following table presents the financial information for each segment that is specifically identifiable or based on allocations using internal methodology as of and for the year ended December 31, 2023 and 2022. The ‘other’ category in the table below consists largely of corporate general and administrative expenses which have not been allocated to a specific segment. Segment assets for the “other” category primarily consist of unrestricted cash in the amounts of $1.7 million and $3.0 million as of December 31, 2023 and 2022, respectively.

(in thousands) For the year ended December 31, 2023	Insurance	Asset Management	Other	Total
Net premiums earned	$16,631	$–	$–	$16,631
Net investment income	9,326	412	60	9,798
Other income	314	99	-	413
Total revenue	26,271	511	60	26,842
Income (loss) before income tax	9,876	824	(6,855)	3,845

As of December 31, 2023
Segment assets	$45,230	$17,540	$2,966	$65,736

For the year ended December 31, 2022
Net premiums earned	$12,998	$-	$–	$12,998
Net investment (loss) income	3,160	3,617	-	6,777
Other income	-	195	125	320
Total revenue	16,158	3,812	125	20,095
Income (loss) before income tax	4,798	3,765	(7,475)	1,088

As of December 31, 2022
Segment assets	$27,086	$19,070	$3,319	$49,475

Note 15. Subsequent Events

On January 3, 2024, FG Financial Group, Inc. (“FGF”) and FG Group Holdings, Inc. (NYSE American: FGH) (“FGH”), signed a definitive plan of merger to combine the companies in an all-stock transaction. The plan of merger and transaction were unanimously approved by the independent members of the Board of Directors of both FGF and FGH. Under the plan of the merger, FGH common stockholders would receive one share of FGF common stock for each share of common stock of FGH held by such stockholder. Upon completion of the merger, the combined company would be renamed to Fundamental Global Inc. and the common stock and Series A cumulative preferred stock of the combined company would continue to trade on the Nasdaq under the tickers “FGF” and “FGFPP,” respectively.

On February 29, 2024, FGF and FGH completed the previously announced merger transaction pursuant to the Plan of Merger, dated as of January 3, 2024 (the “Merger Agreement”), by and among FGF, FGH and FG Group LLC, a Nevada limited liability company and wholly owned subsidiary of FGF (the “Merger Sub”). Pursuant to the terms of the Merger Agreement and in accordance with the Nevada Revised Statutes, FGH merged with and into the Merger Sub (the “Merger”), with the Merger Sub as the surviving entity and wholly owned subsidiary of FGF. Following the Merger, on February 29, 2024, the Company amended its Amended and Restated Articles of Incorporation to change its name to Fundamental Global Inc.

FUNDAMENTAL GLOBAL INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include a report of our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting. SEC’s rules permit smaller reporting companies like ours to provide only management’s report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

In connection with the Merger with FGH that closed on February 29, 2024, the Board of Directors of the Company increased in size from six to seven directors. In connection with the closing of the Merger, E. Gray Payne and Larry G. Swets, Jr., resigned from the Board. In addition, in accordance with the terms of the Plan of Merger and effective immediately following the closing of the Merger each of Michael C. Mitchell, Ndamukong Suh, and Robert J. Roschman were appointed to the Board.

In connection with the Merger, Larry G. Swets, President and Chief Executive Officer of FGF prior to the closing of the Merger, and Hassan R. Baqar, Executive Vice President and Chief Financial Officer of FGF prior to the closing of the Merger, resigned from their respective positions with the combined company. Messrs. Swets and Baqar will remain with the combined company leading the merchant banking and SPAC businesses.

Effective as of the closing of the Merger, the Board appointed D. Kyle Cerminara as Chief Executive Officer and Mark D. Roberson as Chief Financial Officer of Fundamental Global Inc.

Set forth below is information about each of the Company’s directors and executive officers, including ages as of March 14, 2024.

Name	Age	Position
Directors:
D. Kyle Cerminara	46	Chief Executive Officer and Chairman of the Board of Directors
Richard E. Govignon, Jr.	47	Director
Rita Hayes	81	Director
Michael C. Mitchell	44	Director
Robert J. Roschman	58	Director
Ndamukong Suh	37	Director
Scott D. Wollney	55	Director

Executive Officers:
Mark D. Roberson	59	Chief Financial Officer

The Board currently consists of seven directors, each serving for a term of one year and until his or her successor has been duly elected and qualified or until his or her earlier death, retirement, resignation, or removal.

D. Kyle Cerminara was appointed to our Board of Directors on December 27, 2016; he became Chairman of our Board of Directors on May 11, 2018; and he became Chief Executive Officer on February 29, 2024. Mr. Cerminara also served as our Principal Executive Officer from March 2020 to June 2020. Mr. Cerminara has over 20 years’ experience as an institutional investor, asset manager, director, chief executive, founder and operator of multiple financial services and technology businesses. Mr. Cerminara co-founded FG in 2012 and serves as its Chief Executive Officer.

Mr. Cerminara is a member of the board of directors of a number of companies focused in the reinsurance, investment management, technology and communication sectors, Strong Global Entertainment, Inc. (NYSE American: SGE), a leader in the entertainment industry providing mission critical products and services to cinema exhibitors and entertainment venues, since March 2022; FG Communities, Inc., a real estate management company focused on preserving and improving affordable housing, since July 2022; and Firefly Systems Inc., a venture-backed digital advertising company, since August 2020. Since October 2021, Mr. Cerminara is the chairperson of the board of directors of FG Acquisition Corp. (TSX:FGAA.U), a Canadian special purpose acquisition company seeking to complete an acquisition and, since October 2023, has served as chairperson of the board of directors of FG Merger II Corp., a special purpose acquisition company in the process of completing its initial public offering. Since November 2023, Mr. Cerminara has served as chairperson of the board of directors of FG Merger III Corp., a special purpose acquisition company in the process of completing its initial public offering.

Prior to its merger, Mr. Cerminara served as the Chairman of FG Group Holdings, Inc, (NYSE American: FGH), a holding company with diverse business activities focused on serving the entertainment and retail markets, from May 2015 through February 2024. He previously served as its Chief Executive Officer from November 2015 through April 2020. Mr. Cerminara has served as the Chairman of Strong Global Entertainment, Inc. since March 2022. From July 2015 through December 2023, Mr. Cerminara served on the board of directors of BK Technologies Corporation (NYSE American: BKTI), a provider of two-way radio communications equipment, and served as its Chairman from July 2022 through December 2023 and previously from March 2017 until April 2020. Mr. Cerminara has served as the Chairman and President of FG Communities, Inc. since its formation in July 2022. From February 2022 to August 2023, Mr. Cerminara served as a Senior Advisor to FG Merger Corp. (NASDAQ: FGMC), a special purpose acquisition company, which merged with iCoreConnect, Inc. (NASDAQ: ICCT), a market leading, cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise and healthcare workflow platform of applications and services. From April 2021 to December 2021, Mr. Cerminara served as a director of Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company co-sponsored by Fundamental Global, which merged with Hagerty, a leading specialty insurance provider focused on the global automotive enthusiast market. From July 2020 to July 2021, Mr. Cerminara served as Director and President of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company, which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. He served on the board of directors of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry, from June 2016 to October 2021 and was appointed Chairman from June 2018 to June 2021; Limbach Holdings, Inc. (NASDAQ: LMB), a company which provides building infrastructure services, from March 2019 to March 2020; Iteris, Inc. (NASDAQ: ITI), a publicly-traded, applied informatics company, from August 2016 to November 2017; Magnetek, Inc., a publicly-traded manufacturer, in 2015; and blueharbor bank, a community bank, from October 2013 to January 2020. He served as a Trustee and President of StrongVest ETF Trust, which was an open-end management investment company, from July 2016 to March 2021. Previously, Mr. Cerminara served as the Co-Chief Investment Officer of CWA Asset Management Group, LLC, a position he held from January 2013 to December 2020.

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

Dr. Richard E. Govignon, Jr. was elected to our Board of Directors on December 15, 2021. Dr. Govignon has been a Partner of Dnerus Financial, a family asset management company, since June 2021. Dr. Govignon is an experienced corporate director/trustee in the U.S. and Canada with broad exposure to numerous industries. Dr. Govignon has been a director of Strong Global Entertainment, Inc. (NYSE: SGE), a corporation focused on supplying screens and providing technical support services to the cinema exhibition industry, theme parks, and other entertainment-related markets since January 2022. Dr. Govignon also serves as a member of the board of directors of FG Acquisition Corp (TSX: FGAA.U), a special purpose acquisition corporation (“SPAC”) incorporated under the laws of the Province of British Columbia. Since October 2023, Dr. Govignon has served as a member of the board of directors of FG Merger II Corp., a special purpose acquisition company in the process of completing its initial public offering. Since November 2023, Dr. Govignon has served as a member of the board of directors of FG Merger III Corp., a special purpose acquisition company in the process of completing its initial public offering. Dr. Govignon is also a member of the board of directors of B-Scada, Inc. (OTC: SCDA), a company developing software and hardware products since June 2021. Dr. Govignon served as a member of the board of directors of GreenFirst Forest Products, Inc. (TSXV: GFP), a public company focused on forest product investments, from January 2019 to December 2021. Dr. Govignon also served as a Trustee of the StrongVest ETF Trust (US: CWAI) that, invested in a diversified portfolio of corporate bonds with varying maturities and equity securities from 2017 to 2019. Dr. Govignon has worked in the healthcare and pharmaceutical industry in various management and pharmacy positions for over 20 years, most recently with ShopRite Pharmacy since 2022 and previously with CVS Health Corporation (2022-2019 and from 2013-2017), with Acme Markets Inc. (2017-2019) and Rite Aid Corporation (2001-2013).

Dr. Govignon received a Bachelor of Science in Pharmacy and a Doctor of Pharmacy from the University of the Sciences in Philadelphia. We believe Dr. Govignon’s managerial experience and his experience in investing and financial analysis make him qualified to serve on our Board of Directors.

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

Michael C. Mitchell was appointed to our Board of Directors on February 29, 2024. Mr. Mitchell most recently served as a Partner at Locust Wood Capital, which he retired from in 2019 after nine years with the firm in analytical positions in the consumer, industrial, real estate and media industries. From 2006 to 2011, Mr. Mitchell was a senior analyst at Breeden Capital LP, working with former SEC Chairman Richard C. Breeden, where Mr. Mitchell was primarily focused on consumer business and was actively involved in board engagements at Applebee’s, a then-Nasdaq-listed restaurant operating company and franchisor and Zale Corporation, a then-NYSE-listed leading specialty retailer of fine jewelry as an advisor to the board. From 2005 to 2006, Mr. Mitchell worked as an analyst for Kellogg Capital Group, LLC, the private investment firm founded by Peter Kellogg. From 2004 to 2005, Mr. Mitchell served as an equity research analyst at Jefferies and Company, Inc. covering post-reorganization equities. Mr. Mitchell is currently the Chief Operating Officer of Children’s Eye Care of Northern Colorado, P.C., a Pediatric Ophthalmology practice based in Fort Collins, CO, which he cofounded and operates with his wife Dr. Carolyn G. Mitchell. Additionally, Mr. Mitchell serves on the advisory board of the Michael F. Price College of Business at the University of Oklahoma. Mr. Mitchell received an MBA from the Michael F. Price College of Business at the University of Oklahoma and a B.S. in Marketing from the Spears College of Business at Oklahoma State University. We believe Mr. Mitchell is qualified to serve on our Board of Directors as he offers the Board valuable insights obtained through his extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies.

Robert J. Roschman was appointed to our Board of Directors on February 29, 2024. Mr. Roschman has been an owner of Triple R. Associates, Ltd., a real estate firm with over 100 properties leased to fast food, distribution and retail tenants, since 1992. Mr. Roschman also holds ownership interests in several development properties throughout Florida. Mr. Roschman previously served on the Board of Directors of Giant Holdings, Inc., a privately held federally chartered bank with an Internet division, which he founded in 1998 and which merged into Home BancShares, Inc. (Nasdaq: HOMB) in February 2017. From 1987 to 2000, Mr. Roschman was a Co-Founder and Vice President of Snapps Restaurants, Inc., a 76-store fast food restaurant which merged into Rally’s Hamburgers, Inc. From 1983 until 1997, he served as a shareholder of Charter Bank in Delray Beach, Florida, which merged into Southtrust Bank in 1997. Mr. Roschman received a B.S. from Florida State University. Mr. Roschman brings over 30 years of experience as an investor in multiple lines of business, including real estate, franchising, distribution, banking and retail. Mr. Roschman’s extensive experience as an investor and in managing and overseeing multiple businesses is valuable for evaluating strategic opportunities and qualifies him to serve on our Board of Directors.

Ndamukong Suh was appointed to our Board of Directors on February 29, 2024. Mr. Suh is an independent private investor and holds ownership interests in several real estate development projects across Michigan, Nebraska, Oregon and Colorado. Mr. Suh is the Founder and a director of the Suh Family Foundation. He is also a professional athlete and was a member of the Philadelphia Eagles of the National Football League (“NFL”) during 2022. He previously was with the NFL’s Tampa Bay Buccaneers from 2019 to 2022, becoming a Superbowl champion in February 2021, Los Angeles Rams from 2018 to 2019, Miami Dolphins from 2015 to 2017 and Detroit Lions from 2010 to 2014. He has served on the Board of Directors of FG Group Holdings, Inc (NYSE American: FGH), a holding company with diverse business interests since January 2016. Since October 2023, Mr. Suh has served as a senior advisor to the board of directors of FG Merger II Corp. and FG Merger III Corp., both of which are special purpose acquisition companies in the process of completing their initial public offering. Mr. Suh serves as a member of the Board of Advisors of Ember Technologies, a privately held manufacturer and designer of patented temperature adjustable dishware and drinkware. Mr. Suh holds a Bachelor’s degree in Engineering focused on Construction Management from the University of Nebraska.

Scott D. Wollney was appointed to our Board of Directors on March 30, 2015. Since October 2023, Mr. Wollney has served as a member of the board of directors of FG Merger II Corp., a special purpose acquisition company in the process of completing its initial public offering. Since November 2023, Mr. Wollney has served as a member of the board of directors of FG Merger III Corp., a special purpose acquisition company in the process of completing its initial public offering. Since December 2010, Mr. Wollney has served as the President, Chief Executive Officer and as a Director of Atlas Financial Holdings, Inc. (“Atlas”) (OTC: AFHIF). From July 2009 until December 2010, Mr. Wollney was President and Chief Executive Officer of Kingsway America Inc. (KAI), a property and casualty holding company and subsidiary of Kingsway Financial Services Inc. From May 2008 to March 2009, he was the President and Chief Executive Officer of Lincoln General Insurance Company (a subsidiary of KAI), a property and casualty insurance company. Mr. Wollney co-founded Avalon Risk Management, Inc., an insurance broker, in 1998, and served as its President, from 2002 to 2008. Mr. Wollney has more than 30 years of experience in property and casualty insurance. During his tenure in the industry, Mr. Wollney has held executive positions at both insurance companies, as well as brokerage operations. Mr. Wollney is an MBA graduate of Northwestern University’s Kellogg School of Management with a concentration in finance and management strategy and holds a Bachelor of Arts degree from the University of Illinois. We believe Mr. Wollney’s qualifications to serve on our Board of Directors include his direct operating experience with respect to numerous disciplines which are critical to the insurance business.

Mark D. Roberson was appointed Chief Financial Officer on February 29, 2024. Mr. Roberson served as the Chief Executive Officer of FG Group Holdings Inc. from April 2020 until the closing of the Merger, and served as Executive Vice President, Chief Financial Officer and Treasurer of FGH from November 2018 to April 2020. Mr. Roberson brings an extensive background in executive leadership, operations, corporate finance, SEC reporting, treasury, and mergers and acquisitions. Mr. Roberson has also served as Chief Executive Officer of Strong Global Entertainment, Inc. (NYSE American: SGE), a majority owned subsidiary of the Company which conducted its initial public offering in May 2023, since November 2021. He previously served as Chief Operations Officer of Chanticleer Holdings, Inc., a Nasdaq-listed restaurant operating company, from May 2015 to November 2018, and as Chief Executive Officer of PokerTek, Inc., a then-Nasdaq-listed gaming technology company, from February 2010 to October 2014 (having served as Acting Chief Executive Officer from May 2009 until February 2010). He also served as Chief Financial Officer and Treasurer of PokerTek, Inc. from October 2007 until October 2014. Mr. Roberson previously held positions of increasing responsibility at Curtiss-Wright, Inc., a NYSE-listed aerospace and defense contractor, Krispy Kreme Doughnut Corporation, a then-NYSE-listed fast-casual restaurant franchisor and operator, and LifeStyle Furnishings International, a $2 billion private equity backed furniture manufacturer. Mr. Roberson is a Certified Public Accountant who started his career with Ernst & Young and PricewaterhouseCoopers. He earned an MBA from Wake Forest University, a B.S. in Accounting from UNC-Greensboro and a B.S. in Economics from Southern Methodist University. He served on the Board of Directors of CynergisTek, Inc. (NYSE American: CTEK), a cybersecurity and information management consulting firm, from May 2016 to September 2022, where he chaired the Audit Committee.

In connection with the closing of the Merger, E. Gray Payne and Larry G. Swets, Jr., resigned from the Board. Both Mr. Payne and Mr. Swets held board positions throughout 2023. In addition, in connection with the Merger, Mr. Swets, President and Chief Executive Officer of FGF prior to the closing of the Merger, and Hassan R. Baqar, Executive Vice President and Chief Financial Officer of FGF prior to the closing of the Merger, resigned from their respective positions with the combined company. Both Mr. Swets and Mr. Baqar held executive positions throughout 2023.

E. Gray Payne was elected to our Board of Directors on May 31, 2018 and resigned on February 29, 2024. General Payne served as Senior Vice President of The Columbia Group (“TCG”) from September 2010 to September 2017, where he was responsible for managing the Marine Corps Programs Division (since September 2010) and the Navy Programs Division (since October 2013). TCG is a federal consulting firm working with the Department of Defense, the Department of Homeland Security, the National Oceanic and Atmospheric Administration, and private cedents. TCG consults in the areas of logistics, acquisitions, program management, information technology, training, marine architecture and engineering, and command and control systems. Since December 2011, General Payne has also provided consulting services to and served on the Advisory Council of Marstel-Day, LLC, located in Fredericksburg, Virginia, which consults in the areas of conservation, environmental compliance, and encroachment. Prior to September 2010, General Payne was on active duty with the Marine Corps for 10 years, retiring as a Major General. His three commands as a General Officer included the Marine Corps Mobilization Command, the Marine Corps Logistics Command, and the 4th Marine Logistics Group. Prior to March 2001, he worked with a number of companies in various capacities, including as a management consultant, Chief Financial Officer, Chief Operating Officer, and Chief Executive Officer. General Payne currently serves on the Board of Directors of BK Technologies Corporation (NYSE American: BKTI), a provider of communications equipment, since January 2017. He is a prior chairman of the Board of the Marine Corps Association and Foundation and currently serves as a Director on the Boards of VetCV (since December 2017) and the National Wildlife Refuge Association (since June 2018). He received a B.S. in Economics from North Carolina State University and a M.S. in Strategic Studies from U.S. Army War College. A member of the National Association of Corporate Directors, he has also earned the Professional Director designation from the American College of Corporate Directors. We believe General Payne’s 40 years of service in the Marine Corps, as well as over 25 years of experience in the private sector in the areas of financial management, operational improvement and strategic planning, qualify him to serve on our Board of Directors.

Larry G. Swets, Jr. served as a member of our Board of Directors from November 2013 to February 2024, and served as our Chairman from March 2017 to May 2018. Mr. Swets served as our Chief Executive Officer from November 2020 to February 2024, after serving as our interim Chief Executive Officer from June 2020 to November 2020, through a consulting agreement with Itasca Financial LLC. Mr. Swets has over 25 years of experience within financial services encompassing both non-executive and executive roles. Mr. Swets founded Itasca Financial LLC, an advisory and investment firm, in 2005 and has served as its managing member since inception. Mr. Swets is founder and President of Itasca Golf Managers, Inc., a management services and advisory firm focused on the real estate and hospitality industries since August 2018.

Mr. Swets is a member of the board of directors of GreenFirst Forest Products Inc. (TSXV: GFP), a public company focused on investments in the forest products industry since June 2016, FG Group Holdings Inc. (NYSE American: FGH) (formerly Ballantyne Strong, Inc.) since October 2021, and Ascension Illinois Foundation since March 2018, and was a member of the Board of Directors of Unbounded Media Corporation from June 2019 to September 2023. Since October 2021, Mr. Swets also serves as Chief Executive Officer and a member of the board of directors of FG Acquisition Corp. (TSX:FGAA.U), a Canadian special purpose acquisition company seeking to complete an acquisition and, since October 2023, has served as Chief Executive Officer of FG Merger II Corp., a special purpose acquisition company in the process of completing its initial public offering. Since November 2023, Mr. Swets has served as Chief Executive Officer of FG Merger III Corp., a special purpose acquisition company in the process of completing its initial public offering.

Previously, Mr. Swets served as a director of FG Merger Corp. (Nasdaq: FGMCU), a special purpose acquisition company which merged with iCoreConnect Inc. (Nasdaq: ICCT), a market leading, cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise and healthcare workflow platform of applications and services, from February 2022 to August 2023, and as a director and Chief Executive Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit, from July 2020 to July 2021. Mr. Swets served as Senior Advisor to Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company which merged with Hagerty, Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market, from April 2021 to December 2021. Mr. Swets also served as Chief Executive Officer of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.) from June 2016 to June 2021, Chief Executive Officer of Kingsway Financial Services Inc. (NYSE: KFS) from July 2010 to September 2018, including as its President from July 2010 to March 2017. He served as Chief Executive Officer and director of 1347 Capital Corp., a special purpose acquisition company which merged with Limbach Holdings, Inc. (Nasdaq: LMB), from April 2014 to July 2016. Mr. Swets also previously served as a member of the board of directors of Harbor Custom Development, Inc. (Nasdaq: HCDI) from February 2020 to November 2023, Limbach Holdings, Inc. (Nasdaq: LMB) from July 2016 to August 2021, Kingsway Financial Services Inc. (NYSE: KFS) from September 2013 to December 2018, Atlas Financial Holdings, Inc. (OTC: AFHIF) from December 2010 to January 2018, FMG Acquisition Corp. (Nasdaq: FMGQ) from May 2007 to September 2008, United Insurance Holdings Corp. from 2008 to March 2012; and Risk Enterprise Management Ltd. from November 2007 to May 2012. Mr. Swets served as director of Insurance Income Strategies Ltd. from October 2017 to December 2021.

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

Hassan R. Baqar served as our Chief Financial Officer from August 2021, and Executive Vice President from December 2021, until February 2024, through Sequoia Financial LLC (“Sequoia”), an advisory firm for which Mr. Baqar is managing member.

Mr. Baqar has over 20 years of experience within financial services and other industries focused on corporate development, mergers & acquisitions, capital raising, investments and real estate transactions. Mr. Baqar has served as the founder and managing member of Sequoia Financial LLC, a financial services and advisory firm, since January 2019. Mr. Baqar has also served as Chief Financial Officer of Insurance Income Strategies Ltd., a former Bermuda based reinsurance company from October 2017 to December 2021, as a director of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry from August 2019 to December 2021 and as Chief Financial Officer of GreenFirst Forest Products Inc. from June 2016 to December 2020, as a director of FG Reinsurance Ltd., a Cayman Islands reinsurance company since June 2020, as director, treasurer and secretary of Sponsor Protection Coverage and Risk, Inc., a South Carolina captive insurance company since October 2022, and as a director and Chief Financial Officer of Unbounded Media Corporation from June 2019 to September 2023. Since October 2021, Mr. Baqar has also served as the Chief Financial Officer and a member of the board of directors of FG Acquisition Corp. (TSX: FGAA.U), a Canadian special purpose acquisition company seeking to complete an acquisition and, since October 2023, has served as Chief Financial Officer FG Merger II Corp., a special purpose acquisition company in the process of completing its initial public offering. Since November 2023, Mr. Baqar has served as Chief Financial Officer FG Merger III Corp., a special purpose acquisition company in the process of completing its initial public offering.

Mr. Baqar served as a director of FG Merger Corp. (Nasdaq: FGMCU) from December 2021 to August 2023, a special purpose acquisition company which merged with iCoreConnect Inc. (Nasdaq: ICCT), a market leading, cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise and healthcare workflow platform of applications and services, and as Chief Financial Officer of Aldel Financial Inc. (NYSE: ADF) from January 2021 to December 2021, a special purpose acquisition company which merged with Hagerty, Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market. From July 2020 to July 2021, Mr. Baqar served as Chief Financial Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company, which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. Previously, he served as Vice President of Kingsway Financial Services Inc. (NYSE: KFS) (“Kingsway”) from January 2014 to January 2019 and as a Vice President of Kingsway’s subsidiary Kingsway America Inc. from January 2010 to January 2019. Mr. Baqar also served as Chief Financial Officer and director of 1347 Capital Corp. from April 2014 to July 2016, a special purpose acquisition company which merged with Limbach Holdings, Inc. (Nasdaq: LMB). Mr. Baqar served as a member of the board of directors of FG Financial Group, Inc. (Nasdaq: FGF) from October 2012 to May 2015. He also served as the Chief Financial Officer of United Insurance Holdings Corp. (NYSE: UIHC), a publicly held property and casualty insurance holding company, from August 2011 to April 2012.

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

Board Diversity

Board Diversity Matrix as of March 14, 2024
Total Number of Directors	7

	Female	Male	Non- Binary	Did not Disclose Gender
Directors	1	6	–	–
Demographic Information:	–	–	–	–
African American or Black	–	1	–	–
Alaskan or Native American	–	–	–	–
Asian	–	–	–	–
Hispanic or Latinx	–	–	–	–
Native Hawaiian or Pacific Islander	–	–	–	–
White	1	5	–	–
Two or More Races or Ethnicities	–	–	–	–
LGBTQ+	–
Persons with Disabilities	1

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

Board Meetings

During the year ended December 31, 2023, the Board of Directors held five meetings. In 2023, no director attended fewer than 75% of the total number of (i) meetings held by the Board of Directors during the period for which he or she was a director and (ii) meetings held by all committees of the Board of Directors on which he or she served (during the period that the director served). Independent members of our Board of Directors also meet in executive session without management present.

“Controlled Company” Status

As discussed under “Security Ownership of Certain Beneficial Owners and Management,” FG and affiliated entities beneficially own approximately 54.6% of our common stock as of December 31, 2023. As a result, we are a “controlled company,” or a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company, under The Nasdaq Stock Market (“Nasdaq”) rules. “Controlled companies” may elect not to comply with certain Nasdaq corporate governance requirements, including regarding independence of their directors and board committees. Currently, we have not elected to take advantage of these exemptions and are subject to the same governance standards as companies that are not “controlled companies.”

Board Leadership Structure

During the year ended 2023, Mr. Cerminara served as Chairman of the Board of Directors, and Mr. Swets served as the Company’s principal executive officer.

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

The Board has not appointed a lead independent director at this time. As of December 31, 2023 the Board consisted of six directors, four of whom are independent. All independent directors serve on one or more committees of the Board, are able to closely monitor the activities of the Company and meet in executive sessions without management present to discuss the Company’s business strategy and operations. Given the active involvement of all of the independent directors in the Company’s matters, the Board has determined that a lead independent director is not necessary at this time. Additionally, because the Company’s Chairman is appointed annually by the Company’s non-management directors, such directors are able to evaluate the leadership and performance of the Chairman each year.

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

Policy Concerning Director Attendance at Annual Stockholders’ Meetings

There is no formal policy as to Director attendance at annual stockholders’ meetings. Ms. Hayes, as well as Messrs. Cerminara, Payne, Swets, Wollney, and Govignon, attended the 2023 Annual Stockholders’ Meeting held on December 6, 2023.

Code of Ethics

We have adopted a code of ethics applicable to all officers, employees and directors of the Company. Our code of ethics has been posted on our corporate website: www.fundamentalglobal.com under the heading “Governance Documents.”

Board Committees and Committee Member Independence

Our Board of Directors has established an Audit Committee, a Compensation and Management Resources Committee, and a Nominating and Corporate Governance Committee. Our Board of Directors utilizes the Nasdaq rules and independence standards in determining whether its members are independent. For 2023, the composition of each committee is outlined in the table and footnote below:

	Audit Committee	Compensation and Management Resources Committee	Nominating and Corporate Governance Committee
Scott D. Wollney	C	X	X
E. Gray Payne	X	C	C
Rita Hayes			X
Richard E. Govignon, Jr.	X

C	– Indicates committee chair.

Following the merger with FGH on February 29, 2024, the composition of each committee is as follows:

	Audit Committee	Compensation and Management Resources Committee	Nominating and Corporate Governance Committee
Scott D. Wollney	C	X
Robert J. Roschman	X
Rita Hayes	X	X
Richard E. Govignon, Jr.			C
Michael C. Mitchell		C	X
Ndamukong Suh			X

C	– Indicates committee chair.

The following is a summary of the respective responsibilities of the Audit Committee, the Compensation and Management Resources Committee, and the Nominating and Corporate Governance Committee. The Board of Directors has approved and adopted a written charter for each of the committees listed, copies of which are posted on the Company’s website at www.f, under the heading “Governance Documents.” The Board of Directors may also establish from time to time any other committees that it deems necessary or desirable. Members serve on these committees until their resignation or until otherwise determined by the Board of Directors.

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

Audit committee members must meet the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the independence requirements of the Nasdaq listing standards and all other applicable rules and regulations. Each member of the Audit Committee is independent and satisfies the applicable requirements for Audit Committee membership under Rule 10A-3 under the Exchange Act and the Nasdaq rules. The Board of Directors has determined that Mr. Wollney is the “audit committee financial expert,” as that term is defined in SEC regulations. The Audit Committee held five meetings during the year ended December 31, 2023.

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

The Compensation Committee receives input and recommendations from the Company’s executive officers (except with respect to such executive officer’s own compensation) but is not bound by such recommendations. These recommendations are generally based on each executive officer’s individual performance as well as his knowledge of each executive officer’s job responsibilities, seniority, expected contributions and his understanding of the competitive market for such executives. Each Compensation Committee member is independent and satisfies the applicable requirements for Compensation Committee membership under the Nasdaq rules and is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act. The Compensation Committee held two meetings during the year ended December 31, 2023.

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

Each Nominating Committee member is independent under the Nasdaq rules. The Nominating Committee did not hold any meetings during the year ended December 31, 2023.

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

Stockholder Communications with the Board

Stockholders may communicate with the full Board or individual directors by submitting such communications in writing to Fundamental Global Inc.,108 Gateway Blvd, Suite 204, Mooresville, NC 28117. The Company’s management will forward such correspondence, as appropriate. Complaints or concerns relating to our financial reporting, accounting, internal accounting controls or auditing will be referred to the Chairman of our Audit Committee.

Delinquent Section 16(a) Reports

Under Section 16(a) of the Exchange Act, our executive officers, directors, and persons who own greater than 10% of our common stock (the “Section 16 Reporting Persons”) of the Company must file a Form 4 reporting the acquisition or disposition of the Company’s equity securities with the SEC no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an executive officer, director, or greater-than-10% stockholder. Based solely on our review of the copies of such reports and representations that no other reports were required, we believe that all Section 16 filing requirements applicable to our Section 16 Reporting Persons were timely complied with during 2023.

ITEM 11. EXECUTIVE COMPENSATION

Our named executive officers for the fiscal year ended December 31, 2023 include Larry G. Swets, Jr., our President and Chief Executive Officer, and Hassan R. Baqar, our Executive Vice President and Chief Financial Officer.

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

Summary Compensation Table

The following table summarizes the compensation for our named executive officers for the years shown.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	All Other Compensation ($)	Total ($)
Larry G. Swets, Jr.(1)	2023	550,000	-	60,623	610,623
President & Chief Executive Officer	2022	550,000	384,000	54,768	988,768
Hassan R Baqar(3)	2023	–	-	480,000	480,000
Executive Vice President and Chief Financial Officer	2022	–	384,000	480,000	864,000
Brian D. Bottjer(4)	2023	-	-	-	-
Senior Vice President, Chief Accounting Officer and Secretary	2022	125,371	-	21,433	146,804

(1)	All other compensation for Mr. Swets represents amounts paid by the Company for 401(k) matching contributions, ESPP matching contributions, as well as premiums for medical, dental, life and other ancillary insurance benefits provided to Mr. Swets.

(2)	No bonuses were granted to officers for the 2023 year. Cash bonuses for 2022 represent performance bonuses approved by the Compensation Committee on February 17, 2023 in the amount of $20,000 to both Mr. Swets and Mr. Baqar. Effective February 17, 2023, the Company approved 130,000 restricted stock units to be granted to Mr. Swets and 130,000 restricted stock units to be granted to Mr. Baqar, based upon 2022 performance, subject to vesting terms. On the date of the grant, the units had a fair market value of $364,000.

(3)	Mr. Baqar has served as a consultant to the Company since February 2019, through Sequoia Financial LLC (“Sequoia”), an advisory firm for which Mr. Baqar is managing member, at a rate of $10,833 per month, which also included a bonus of $75,000 related to the successful completion of the licensing process for the Company’s insurance subsidiary. Effective August 11, 2021, the Company entered into the Second Amended and Restated Management Services Agreement (the “MSA”) between the Company and Sequoia. The MSA provides that Mr. Baqar will act as the Company’s Chief Financial Officer and will perform services and duties as required by the Company’s Board of Directors and Chief Executive Officer, to whom he shall report. In consideration for the services, the Company has agreed to pay Sequoia $40,000 per month during the term of the MSA, included in the table as other compensation.

(4)	Effective May 26, 2022, Mr. Bottjer resigned from his positions as Senior Vice President, Chief Accounting Officer and Secretary of the Company. All other compensation for Mr. Bottjer represents amounts paid by the Company for 401(k) match, as well as premiums paid for medical, dental, life and other ancillary insurance benefits provided to Mr. Bottjer during 2022.

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

On January 18, 2021, Company entered into an Equity Award Letter Agreement (the “Letter Agreement”) with Mr. Swets, pursuant to which the Company clarified its intention to grant an additional 370,000 stock options, restricted shares or restricted stock units pursuant to a future award (the “Future Award”), subject to the approval of an amended and/or new equity plan, among other conditions. Specifically, under the Letter Agreement, no such Future Award may be granted until there is a determination by the Compensation Committee of the specific vesting and other terms of the award, and an amended and/or new equity plan, in a form to be prepared and reviewed by the Board, has been approved by the Board and stockholders of the Company that authorizes a sufficient number of shares of common stock to make such Future Award. On February 17, 2023, the board approved 370,000 RSU grant subject to the vesting terms to Mr. Swets pursuant to the Letter Agreement.

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

Cash Bonuses

On February 17, 2023 the Compensation Committee approved cash bonuses in the amount of $20,000 to both Mr. Swets and Mr. Baqar, based upon performance in 2022. The cash bonuses were paid on March 30, 2023.

Share Bonuses

Effective February 17, 2023, the Company approved 130,000 restricted stock units to be granted to Mr. Swets and 130,000 restricted stock units to be granted to Mr. Baqar, based upon 2022 performance, subject to vesting terms. On the date of the grant, the units had a fair market value of $364,000.

Retirement Benefits

The Company matches the contributions of each of its employees to the Company’s 401(k) Plan. Matching contributions equal 100% of the first 3% of pay and 50% of the next 2% of pay to the extent such contributions are not in excess of the Internal Revenue Code limits on contributions to Section 401(k) plans. Under the 401(k) Plan, the Company may make additional matching contributions or other profit-sharing contributions at its discretion. There were no discretionary contributions in 2022 or 2023.

On March 24, 2023, the board of directors approved an employee purchase plan (“ESPP Plan”) whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company’s common shares in the open market. The Company matches 100% of the employee’s contribution amount after twelve months of employment.

2021 Equity Incentive Plan

On December 15, 2021, our stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan replaced the 2018 Equity Incentive Plan (the “2018 Plan”). No new awards will be granted under the 2018 Plan. On March 23, 2023, the board and the majority stockholder approved in an action by a written consent approved the amendment to 2021 Plan to increase the number of shares reserved for awards under the 2021 Plan by 500,000. The amendment became effective on May 16, 2023.

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

The maximum number of shares that may be issued or transferred with respect to awards under the 2021 Plan is 2,000,000 shares, subject to adjustment in certain circumstances as described below. Shares issued under the 2021 Plan may include authorized but unissued shares, treasury shares, shares purchased in the open market, or a combination of the foregoing.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,151,107	$–	698,070
Equity compensation plans not approved by security holders	–	–	–
Total	1,151,107	$–	698,070

1.	Includes 22,738 common shares to be issued upon vesting of restricted stock units and 130,000 common shares to be issued upon vesting of stock options issued under our 2018 Plan; and includes approximately 998,369gross common shares (pretax) to be issued upon vesting of restricted stock units issued under our 2021 Plan.

2.	Represents shares available for future issuance under the 2021 Plan.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table shows the number of outstanding equity awards that are held by our named executive officers as of December 31, 2023. Mr. Baqar did not hold any equity awards as of December 31, 2023 and 2022.

			Option awards
Name	Number of shares of common stock underlying unexercised options (#) exercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option Expiration Date
Larry G. Swets, Jr.	130,000	(1)	–	$3.38	01/11/2031

(1)	The option vests with respect to 20% of the total number of shares covered thereby on each of the first five anniversaries of the grant date, which was January 12, 2021, if Mr. Swets remains in the Company’s continuous service through each applicable vesting date, and the Company’s book value per share has increased by 15% from the previous year.

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

Equity Incentive Plans

As of December 31, 2023, the Company had equity grants outstanding under each of its 2021, 2018 and 2014 Plans. Each of the plans contain certain provisions concerning the vesting and termination of equity awards granted under the plans upon a termination of employment or upon a change in control. The Company’s award agreements entered into under each plan also contain provisions concerning the vesting and termination of the RSUs granted thereunder.

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

Director Compensation

Under our director compensation program, we provide compensation to our non-employee directors. Directors who are employees of the Company do not receive compensation for their service as directors. The director compensation program in effect as of July 27, 2021 was adopted to remain competitive in attracting and retaining qualified board members and to better align director compensation to other public companies of comparable size to the Company. The terms of the program were as follows:

●	Each non-employee director receives an annual retainer of $50,000, paid in quarterly installments;

●	The Chairman of the Board receives an additional annual cash retainer of $75,000, paid in quarterly installments;

●	The Chairman of the Reinsurance and Risk Committee receives an additional retainer of $75,000, paid in quarterly installments;

●	The Chairman of the Audit Committee receives an additional retainer of $15,000, paid in quarterly installments;

●	The Chairman of the Compensation Committee as well as the Chairman of the Nominating Committee each receives an additional retainer of $5,000, paid in quarterly installments;

●	Each of the members of the Audit, Compensation, and Nominating Committees (excluding the Chairman of each of those committees), receives an additional retainer of $2,000, paid in quarterly installments;

●	Each non-employee director receives an annual grant of restricted stock units (“RSUs”) with a value of $50,000; and

●	Each non-employee director will receive reimbursement of reasonable out-of-pocket expenses for attending board and committee meetings.

The following table sets forth information with respect to compensation earned by each of our non-employee directors for the year ended December 31, 2023. Mr. Swets, who served as a director for all of 2023, did not receive any compensation for his service as a director, as he concurrently served as Chief Executive Officer of the Company. For more information, see “Executive Compensation—Summary Compensation Table.”

Non-Employee Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
D. Kyle Cerminara	62,500	112,500	175,000
Rita Hayes	26,000	76,000	102,000
Richard E. Govignon, Jr.	26,000	76,000	102,000
E. Gray Payne	31,000	81,000	112,000
Scott D. Wollney	34,500	84,500	119,000

1.	For the first two quarters of 2023, directors were paid their respective quarterly retainers in cash. In addition to their retainers, directors are reimbursed for travel and other reasonable out-of-pocket expenses related to their attendance at Board or committee meetings, or for other travel on behalf of the Company. These expenses have not been included in the table above.

2.	In addition to the annual grant of restricted stock units with a value of $50,000, directors also received Stock Awards in lieu of cash to satisfy the third and fourth quarter retainer fees.

The aggregate numbers of stock awards and option awards outstanding for each director as of December 31, 2023 were as follows:

●	Mr. Cerminara – 162,471 RSUs.
●	Ms. Hayes – 76,883 RSUs.
●	Mr. Govignon – 68,601 RSUs.
●	General Payne – 75,805 RSUs.
●	Mr. Swets – 458,211 RSUs (excludes a stock option granted to Mr. Swets for his service as the Company’s CEO; see “Executive Compensation”).
●	Mr. Wollney – 75,805 RSUs.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March 14, 2024, by:

●	Each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;
●	Each of our directors and named executive officers; and
●	All of our current directors and executive officers as a group.

The number and percentages of shares beneficially owned are based on 28,369,066 common shares outstanding as of March 14, 2024. Information with respect to beneficial ownership has been furnished by each director, executive officer and beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and requires that such persons have voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying warrants, options and RSUs held by each such person that are exercisable or vest within 60 days of March 14, 2024 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated below, the address for each beneficial owner is c/o Fundamental Global Inc., 108 Gateway Blvd., Suite 204, Mooresville, NC 28117.

	Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage of Shares
5% Beneficial Owners
Fundamental Global GP, LLC(1) 108 Gateway Blvd., Suite 204, Mooresville, NC 28117	8,049,136	28.37%
Named Executive Officers and Directors
D. Kyle Cerminara, Chief Executive Officer, Chairman of the Board (1)	8,824,316	31.02%
Larry G. Swets, Jr. Head of Merchant Banking	471,359	1.66%
Mark D. Roberson, Chief Financial Officer	225,613	*
Michael C. Mitchell, Director	286,095	*
Ndamukong Suh, Director	112,279	*
Robert J. Roschman, Director	174,693	*
Rita Hayes, Director	40,270	*
Scott D. Wollney, Director	47,626	*
Richard E. Govignon, Jr., Director	22,036	*
Current Executive Officers and Directors as a Group (8 individuals)	10,204,287	35.97%

* Less than 1.0%

1.	Fundamental Global GP, LLC (referred to herein as “FGG”) shares voting and dispositive power with respect to 8,049,136 shares of common stock. Mr. Cerminara is Chief Executive Officer of FGG. Due to his positions with FGG and affiliated entities, Mr. Cerminara may be deemed to be beneficial owner of the shares of the FGF common stock disclosed as directly owned by FGG. The business address for Mr. Cerminara is 108 Gateway Blvd., Suite 204, Mooresville, North Carolina 28117.

Equity Compensation Plans

The following table sets forth, as of December 31, 2023, the number of shares of common stock underlying awards outstanding under the Amended 2021 Plan and the 2018 Plan, as well as the number of shares remaining available for issuance under the amended 2021 Plan. No more awards may be made under the 2018 Plan or the 2014 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,151,107	$–	698,070
Equity compensation plans not approved by security holders	–	–	–
Total	1,151,107	$–	698,070

1.	Includes 22,738 common shares to be issued upon vesting of restricted stock units and 130,000 common shares to be issued upon vesting of stock options issued under our 2018 Plan; and includes approximately 998,369gross common shares (pretax) to be issued upon vesting of restricted stock units issued under our 2021 Plan.

2.	Represents shares available for future issuance under the 2021 Plan.

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

Below is a summary of our related party transactions between January 1, 2022 and March 14, 2024.

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

FGMP has invested in the founder shares and warrants of Aldel, FG Merger Corp, FG Acquisition Corp, FGC and Craveworthy. Certain of our directors and officers are affiliated with some of these entities.

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

In the third quarter of 2022, the Shared Services Agreement was amended to eliminate termination fees and to increase the termination notice from 120 days to 365 days. The Company paid $1,825,000 to FGM under the Shared Services Agreement for each of the twelve months ended December 31, 2023 and 2022, respectively.

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

As discussed above, FG, together with its affiliates, is the largest stockholder of the Company. Mr. Cerminara, Chairman of our Board, is Chief Executive Officer, Partner, and Manager of FG. The partnerships managed by FG, including the partnerships that directly own shares of our common stock and Series A Preferred Stock, have agreed to indemnify FG, the principals of FG, including Mr. Cerminara, or any other person designated by FG for claims arising from Mr. Cerminara’s service on our Board, provided that a partnership’s indemnity obligations are secondary to any obligations we may have with respect to Mr. Cerminara’s service on our Board.

Director Independence

The Board has determined that four of its members were considered “independent directors” during 2023, as defined under the applicable rules of Nasdaq and the Securities and Exchange Commission (the “SEC”). The four independent directors that served the board were Rita Hayes, E. Gray Payne, Scott D. Wollney and Richard E. Govignon, Jr. In making its determination of independence, the Board of Directors considered questionnaires completed by directors and any relationships and transactions between the Company and all entities with which the directors are involved. Nasdaq’s listing rules require that the Board of Directors be comprised of a majority of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The consolidated financial statements for the years ended December 31, 2023 and 2022 have been audited by BDO, our independent registered public accounting firm. Our Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided by BDO. Fees for all services provided by BDO were pre-approved by the Audit Committee. The following table shows the fees that we incurred for professional services rendered by BDO for 2023 and 2022.

	Year ended December 31,
	2023	2022
Audit fees(1)	$350,881	$313,832
Audit-related fees	—	—
Tax fees	—	—
All other fees	––	—
Total	$350,881	$313,832

1.	Includes professional fees billed for the audits of our annual financial statements and the review of our interim condensed financial statements, including the reimbursement of expenses incurred by BDO related to our audit. Also includes professional services normally provided by BDO in connection with statutory and regulatory filings or engagements.

FUNDAMENTAL GLOBAL INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report

(a)	Financial Statements – The following consolidated financial statements of the Company and the reports of independent audit thereon are filed with this report:

i.	Independent Auditor’s Report
ii.	Consolidated Balance Sheets as of December 31, 2023 and 2022
iii.	Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022
iv.	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2023 and 2022
v.	Consolidated Statements of Cash Flows for the Years ended December 31, 2023 and 2022
vi.	Notes to the Consolidated Financial Statements for the Years ended December 31, 2023 and 2022

(b)	Financial Statement Schedules – Schedules other than those listed above are omitted for the reason that they are not applicable, or the information is otherwise contained in the Financial Statements.
(c)	Exhibits - the exhibits listed below are filed or incorporated by reference as part of this report.

Exhibit			Incorporated by Reference to:
No.		Description	Document	Exh. No.
3.1		Certificate of Merger, as filed with the Secretary of State of the State of Delaware on December 7, 2022	[2]	3.1
3.2		Articles of Merger, as filed with the Secretary of State of the State of Nevada on December 7, 2022	[2]	3.2
3.3		Articles of Incorporation, as filed with the Secretary of State of the State of Nevada	[2]	3.3
3.4		Certificate of Correction, dated October 11, 2022, to the Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation of FG Financial Group, Inc.	[7]	3.1
3.4		By-Laws	[2]	3.4
4.1		Form of Common Stock certificate	[4]	4.1
4.2		Common Stock Purchase Warrant	[5]	4.2
4.3		Form of Global Certificate of Cumulative Preferred Stock, Series A	[6]	4.4
4.4		Description of securities	[3]	4.4
10.1	†	Amended and Restated 2014 Equity Incentive Plan	[8]	10.1
10.2	†	2018 Equity Incentive Plan	[9]	10.1
10.3	†	2021 Equity Incentive Plan	[3]	10.1
10.4	†	Form of Director and Officer Indemnification Agreement	[4]	10.6
10.5	†	Equity Award Letter Agreement between registrant and Larry Swets	[10]	10.1
10.6	†	Stock Option Agreement between registrant and Larry Swets	[11]	10.5
10.7	†	Form of Restricted Stock Unit Agreement for executive officers under 2014 Equity Incentive Plan	[13]	10.2
10.8	†	Form of Executive Restricted Stock Unit Agreement under the Share-Matching Program under 2014 Equity Incentive Plan	[15]	10.1
10.9	†	Form of Non-Employee Director Restricted Stock Unit Agreement under the Share-Matching Program under 2014 Equity Incentive Plan	[15]	10.2
10.10	†	Form of Stock Option Agreement under 2018 Equity Incentive Plan	[9]	10.2
10.11	†	Form of Restricted Share Agreement under 2018 Equity Incentive Plan	[12]	10.3
10.12	†	Form of Restricted Share Unit Agreement under 2018 Equity Incentive Plan	[12]	10.4
10.13	†	Form of Non-Employee Director Restricted Share Unit Agreement under 2018 Equity Incentive Plan	[14]	10.3
10.14	†	Form of Executive Stock Grant Agreement under 2018 Equity Incentive Plan	[16]	10.1
10.15	*†	Form of Executive Restricted Share Unit Agreement for Share-Matching Grants under 2018 Equity Incentive Plan	[16]	10.2
10.16	*†	Form of Non-Employee Director Restricted Share Unit Agreement under 2021 Equity Incentive Plan	[25]	10.16
10.17		Registration Rights Agreement, dated December 2, 2019, between FedNat Holding Company and registrant	[17]	10.1
10.18		Standstill Agreement, dated December 2, 2019, between FedNat Holding Company and registrant	[19]	10.2
10.19		Reinsurance Capacity Right of First Refusal Agreement, dated December 2, 2019, by and between FedNat Holding Company and registrant	[17]	10.3

FUNDAMENTAL GLOBAL INC.

10.20	†	Investment Advisory Agreement, dated December 2, 2019, between FedNat Holding Company and registrant	[17]	10.4
10.21	†	Employment Agreement, dated December 2, 2019, between Brian D. Bottjer and registrant	[21]	10.3
10.22	†	Employment Agreement, dated November 10, 2020, between Larry G. Swets, Jr. and registrant	[18]	10.1
10.23		Amended and Restated Limited Liability Agreement of Fundamental Global Asset Management, LLC dated August 6, 2021	[22]	10.1
10.24	†	Second Amended and Restated Management Services Agreement, dated August 11, 2021, between Sequoia Financial LLC and registrant	[22]	10.2
10.25		Shared Services Agreement, dated August 11, 2022, between Fundamental Global Management, LLC and registrant	[23]	10.1
10.26		Amendment No. 1 to FG Financial Group, Inc. 2021 Equity Incentive Plan	[24]	10.1
10.27		FG Financial Group, Inc. 2023 Employee Share Purchase Plan	[24]	10.2
21.1	*	Registrant’s subsidiaries
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney (included on signature page).
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	*	FG Financial Group, Inc. Clawback Policy
101.INS	*	Inline XBRL Instance Document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement

[1] Registrant’s Current Report on Form 8-K filed December 17, 2020

[2] Registrant’s Current Report on Form 8-K filed December 9, 2022

[3] Registrant’s Annual Report on Form 10K for year ended December 31, 2022, filed March 24, 2023

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

[24] Registrant’s Current Report on Form 8-K filed May 17, 2023

[25] Registrant’s Annual Report on Form 10-K for year ended December 31, 2021, filed March 30, 2022

ITEM 16. FORM 10-K SUMMARY

None.

FUNDAMENTAL GLOBAL INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUNDAMENTAL GLOBAL INC.

Date: March 14, 2024	By:	/s/ D. Kyle Cerminara
	Name:	D. Kyle Cerminara
	Title:	Principal Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mark D. Roberson, the true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ D. Kyle Cerminara	Chief Executive Officer and Chairman of the Board
D. Kyle Cerminara	(Principal Executive Officer)	March 14, 2024

/s/ Mark D. Roberson	Chief Financial Officer	March 14, 2024
Mark D. Roberson

/s/ Richard E. Govignon
Richard E. Govignon	Director	March 14, 2024

/s/ Rita Hayes
Rita Hayes	Director	March 14, 2024

/s/ Michael C. Mitchell
Michael C. Mitchell	Director	March 14, 2024

/s/ Robert J. Roschman
Robert J. Roschman	Director	March 14, 2024

/s/ Ndamukong Suh
Ndamukong Suh	Director	March 14, 2024

/s/ Scott D. Wollney
Scott D. Wollney	Director	March 14, 2024

