Form 10-Q
period 2024-03-31
Fundamental Global Inc.
filed 2024-05-20
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36366

Fundamental Global Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-1119100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

108 Gateway Blvd, Suite 204, Mooresville, NC 28117

(Address of principal executive offices and zip code)

(704) 994-8279

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

The number of shares outstanding of the registrant’s common stock as of May 13, 2024 was 28,369,066.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fundamental Global Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Cash and cash equivalents	$7,209	$6,644
Accounts receivable (net of credit allowances of $187 and $179, respectively)	6,285	6,477
Inventories, net	4,446	4,079
Equity securities, at fair value (cost basis of $9,763 and $8,679, respectively)	9,472	10,552
Investments	39,614	17,469
Property, plant and equipment, net	4,286	12,220
Operating lease right-of-use assets	351	371
Finance lease right-of-use assets	1,136	1,258
Deferred policy acquisition costs	1,814	-
Reinsurance balances receivable (net of current expected losses allowance of $121 and $0, respectively)	17,805	-
Funds deposited with reinsured companies	8,055	-
Goodwill	881	903
Assets of discontinued operations	-	940
Assets held for sale	6,238	-
Other assets	2,687	1,230
Total assets	$110,279	$62,143

LIABILITIES
Accounts payable and accrued expenses	$8,353	$7,209
Deferred revenue and customer deposits	1,881	1,336
Loss and loss adjustment expense reserves	9,023	-
Unearned premium reserves	9,234	-
Operating lease liabilities	397	421
Finance lease liabilities	1,218	1,283
Short-term debt	4,592	4,732
Long-term debt, net of debt issuance costs	5,369	5,461
Deferred income taxes	3,354	3,200
Liabilities of discontinued operations	161	1,392
Other liabilities	93	102
Total liabilities	$43,675	$25,136

Commitments and contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par and liquidation value, 1,000,000 shares authorized; 894,580 shares issued and outstanding as of March 31, 2024	$22,365	$-
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,369,066 and 19,708,184 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	28	225
Additional paid-in capital	49,689	55,856
(Accumulated deficit) retained earnings	(2,161)	2,336
Treasury stock, 2,794,472 shares at cost as of December 31, 2023	-	(18,586)
Accumulated other comprehensive loss	(5,119)	(4,682)
Total Fundamental Global stockholders’ equity	64,802	35,149
Equity attributable to non-controlling interest	1,802	1,858
Total stockholders’ equity	66,604	37,007
Total liabilities and stockholders’ equity	$110,279	$62,143

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Net premiums earned	$775	$-
Net investment loss	(3,399)	(3,542)
Net product sales	8,022	7,204
Net services revenue	3,245	2,905
Total revenue	8,643	6,567

Expenses:
Net losses and loss adjustment expenses	366	-
Amortization of deferred policy acquisition costs	284	-
Costs of products	5,938	5,465
Costs of services	2,365	2,166
Selling expense	519	534
General and administrative expenses	3,627	2,531
Loss on impairment and disposal of assets	1,476	-
Total expenses	14,575	10,696
Loss from operations	(5,932)	(4,129)
Other income (expense):
Interest expense, net	(225)	(111)
Foreign currency transaction gain	161	119
Bargain purchase on acquisition and other income, net	1,859	24
Total other income, net	1,795	32
Loss before income taxes	(4,137)	(4,097)
Income tax (expense) benefit	(116)	299
Net loss from continuing operations	(4,253)	(3,798)
Net loss from discontinued operations (Note 4)	(192)	(191)
Net loss	(4,445)	(3,989)
Net loss attributable to non-controlling interest	(17)	-
Dividends declared on Series A Preferred Shares	(69)	-
Loss attributable to common shareholders	$(4,359)	$(3,989)

Basic and diluted net loss per common share:
Continuing operations	$(0.26)	$(0.42)
Discontinued operations	(0.01)	-
Total	$(0.27)	$(0.42)

Weighted average common shares outstanding:
Basic and diluted	16,744	9,422

See accompanying notes to condensed consolidated financial statements.

4

Fundamental Global Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net loss	$(4,445)	(3,989)
Adjustment to postretirement benefit obligation	-	(5)
Currency translation adjustment:
Unrealized net change arising during period	(493)	(72)
Total other comprehensive loss	(493)	(77)
Comprehensive loss	$(4,938)	$(4,066)

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Additional	Retained Earnings		Accumulated Other	Total Fundamental Global	Non-	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-In Capital	(Accumulated Deficit)	Treasury Stock	Comprehensive Loss	Shareholders’ Equity	controlling Interest	Stockholders’ Equity

Balance at December 31, 2023	–	$–	22,503	$225	55,856	$2,336	$(18,586)	$(4,682)	$35,149	$1,858	$37,007
Retirement of treasury stock	–	–	(2,794)	–	(18,586)	–	18,586	–	–	–	–
Net loss	–	–	–	–	–	(4,428)	–	–	(4,428)	(17)	(4,445)
Net other comprehensive loss	–	–	–	–	–	-	–	(437)	(437)	(56)	(493)
Exchange of FGH common stock	–	–	(19,709)	(225)	225	–	–	–	–	–	–
FGF preferred and common stock outstanding at merger date	895	22,365	11,449	11	15,576	–	–	–	37,952	–	37,952
Retirement of FGF common stock held by FGH prior to merger	–	–	(2,755)	(3)	(3,692)	–	–	–	(3,695)	–	(3,695)
Issuance of common stock in connection with merger	–	–	19,675	20	–	–	–	–	20	–	20
Non-controlling interest allocation	–	–	–	–	(17)	–	–	–	(128)	17	–
Dividends on Series A Preferred Shares ($0.25 per share)	–	–	–	–	–	(69)	–	–	(69)	–	(69)
Stock-based compensation	–	–	–	–	327	–	–	–	327	–	327
Balance at March 31, 2024	895	$22,365	28,369	$28	$49,689	$(2,161)	$–	$(5,119)	$64,802	$1,802	$66,604

	Preferred Stock		Common Stock		Additional			Accumulated Other	Total
	Shares Out-standing	Amount	Shares Out-standing	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Comprehensive Loss	Stockholders’ Equity

Balance at December 31, 2022	-	$-	22,264	$223	53,882	$16,437	$(18,586)	$(5,258)	$46,698
Cumulative effect of adoption of accounting principle	–	–	-	-	–	(24)	-	–	(24)
Net loss	–	–	-	-	–	(3,989)	-	–	(3,989)
Net other comprehensive loss	–	–	–	–	–	-	-	(77)	(77)
Stock-based compensation	–	–	–	–	127	–	–	-	127
Balance at March 31, 2023	-	$-	22,264	$223	54,009	$12,424	$(18,586)	$(5,335)	$42,735

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(4,253)	$(3,798)
Adjustments to reconcile net loss to net cash used by operating activities:
Net unrealized holding loss on equity investments	2,706	2,891
Loss from equity method investments	844	651
Gain on acquisition of ICS assets	(23)	-
Net realized (gain) loss on sale of equity investments	(134)	-
Provision for (recovery of) doubtful accounts	18	(18)
Provision for obsolete inventory	14	14
Provision for warranty	10	44
Depreciation and amortization	317	266
Amortization and accretion of operating leases	210	29
Impairment of property and equipment	1,423	-
Gain on merger of FGF and FGHF (Note 3)	(1,831)
Deferred income taxes	7	(443)
Stock compensation expense	327	127
Changes in operating assets and liabilities:
Reinsurance balances receivable	1,301	-
Deferred policy acquisition costs	(50)	-
Other assets	56	2
Loss and loss adjustment expense reserves	(13)	-
Unearned premium reserves	(1,509)	-
Accounts receivable	527	612
Inventories	(419)	(284)
Current income taxes	91	(186)
Accounts payable and accrued expenses	(550)	(505)
Deferred revenue and customer deposits	547	615
Operating lease obligations	(154)	(32)
Net cash used by operating activities from continuing operations	(538)	(15)
Net cash used by operating activities from discontinued operations	(492)	(513)
Net cash used by operating activities	(1,030)	(528)

Cash flows from investing activities:
Capital expenditures	(22)	(75)
Proceeds from sales of equity securities	353	198
Cash acquired in Merger of FGF and FGH	1,903	-
Net cash provided by investing activities from continuing operations	2,234	123
Net cash used in investing activities from discontinued operations	-	(83)
Net cash provided by investing activities	2,234	40

Cash flows from financing activities:
Payment of dividends on preferred shares	(447)	-
Principal payments on short-term debt	(85)	(250)
Payment payments on long-term debt	(111)	(51)
Borrowings under credit facility	2,839	1,596
Repayments under credit facility	(2,765)	(225)
Payments on finance lease obligations	(65)	(28)
Net cash (used in) provided by financing activities from continuing operations	(634)	1,042
Net cash provided by financing activities from discontinued operations	-	-
Net cash (used in) provided by financing activities	(634)	1,042

Effect of exchange rate changes on cash and cash equivalents	(5)	6
Net increase in cash and cash equivalents from continuing operations	1,057	1,156
Net decrease in cash and cash equivalents from discontinued operations	(492)	(596)
Net increase in cash and cash equivalents	565	560
Cash and cash equivalents at beginning of period	6,644	3,789
Cash and cash equivalents at end of period	$7,209	$4,349

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Fundamental Global Inc. (“Fundamental Global”, the “Company”, “we”, or “us”), formerly known as FG Financial Group, Inc. (“FGF”), is engaged in diverse business activities including reinsurance, asset management, merchant banking, manufacturing and managed services.

On January 3, 2024, FGF and FG Group Holdings, Inc. (“FGH”) signed a definitive plan of merger to combine the companies in an all-stock transaction (the “Merger”). Under the plan of the Merger, FGH common stockholders received one share of FGF common stock for each share of common stock of FGH held by such stockholder. Upon completion of the Merger on February 29, 2024, the combined company was renamed to Fundamental Global and the common stock and Series A cumulative preferred stock of the combined company would continue to trade on the Nasdaq under the tickers “FGF” and “FGFPP,” respectively. See Note 3 Merger of FGF and FGH.

As of March 31, 2024, Fundamental Global GP, LLC (“FG”) and its affiliated entities collectively beneficially owned approximately 28.3% of our common stock. D. Kyle Cerminara, our Chief Executive Officer and the Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

Business Segments

The Company conducts business through its three reportable segments including reinsurance, asset management, which included merchant banking services, and Strong Global Entertainment which includes manufacturing and managed services to cinemas and entertainment venues. The operating segments are determined based on the business activities, and reflect the manner in which financial information is currently evaluated by management.

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

As of March 31, 2024, the Company had eight active reinsurance contracts, including participating in a Funds at Lloyds (“FAL”) syndicate covering risks written by the syndicate during the 2021, 2022 and 2023 calendar years.

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

Strong Global Entertainment

Strong Global Entertainment, Inc. (“Strong Global Entertainment”) is a leader in the entertainment industry providing mission critical products and services to cinema exhibitors and entertainment venues for over 90 years. The Company is a holding company and conducts business through its wholly-owned operating subsidiaries: Strong/MDI Screen Systems, Inc. (“Strong/MDI”) is a leading premium screen and projection coatings supplier in the world, and Strong Technical Services, Inc. (“STS”) provides comprehensive managed service offerings with 24/7/365 support nationwide to ensure solution uptime and availability.

On May 15, 2023, Strong Global Entertainment completed an initial public offering (“IPO”) of its Class A Voting Common Shares without par value (“Common Shares”). The IPO closed on May 18, 2023 and Strong Global Entertainment completed its separation from Fundamental Global, formerly FG Group Holdings, Inc. Following this transaction, Strong Global Entertainment became a separate publicly listed company, and FG Group Holdings holds approximately 76% of the Class A common shares and 100% of the Class B common shares as of March 31, 2024. As the Company continues to be the majority shareholder of Strong Global Entertainment, the financial results of Strong Global Entertainment are presented on a consolidated basis in the Company’s condensed consolidated financial statements. The Company reports the noncontrolling interest in Strong Global Entertainment as a component of equity separate from the Company’s equity. The Company’s net loss excludes the net loss attributable to the noncontrolling interest. Strong Global Entertainment’s Common Shares are listed on the NYSE American under the ticker symbol “SGE.”

Other

The Company owned and operated its Digital Ignition technology incubator and co-working facility in Alpharetta, Georgia. During the first quarter of 2024, the Company’s board authorized the sale of Digital Ignition and on April 16, 2024, the Company completed the sale of the Digital Ignition building and wholly owned subsidiary for proceeds of $6.5 million. Subsequent to March 31, 2024, the Company received approximately $1.3 million in cash, after payment of closing costs and repayment of debt at closing. In connection with the sale of the land and building, the Company recorded a non-cash impairment charge of approximately $1.4 million during the three months ended March 31, 2024 to adjust the carrying value of the assets to the fair market value less costs to sell.

Note 2. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Unless the context indicates otherwise, references to the “Company” include the Company and its majority-owned and controlled domestic and foreign subsidiaries.

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America (also referred to as “GAAP”) for annual reporting purposes or those made in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

As a result of the reverse merger of FGF and FGH (see Note 3), the condensed consolidated financial statements for the periods prior to the merger represent the results of FGH, as the accounting acquirer. For periods subsequent to the merger, the condensed consolidated financial statements represent the combined results of FGH and FGF.

The condensed consolidated balance sheet as of December 31, 2023, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods. Certain prior period balances have been reclassified to conform to current period presentation. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

See Note 3 for additional information regarding the Merger of FGF and FGH and the resulting accounting for the reverse acquisition.

Unless otherwise indicated, all references to “dollars” and “$” in this Quarterly Report on Form 10-Q are to, and amounts are presented in, U.S. dollars

Use of Management Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined.

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

The Company’s risk of loss associated with its non-consolidated VIEs is limited. As of March 31, 2024, and December 31, 2023, the carrying value and maximum loss exposure of the Company’s non-consolidated VIE’s was $17.2 million and $16.6 million, respectively.

See Note 5 for further information regarding the Company’s investments.

Investments in Equity Securities and Other Investments

Investments in equity securities are carried at fair value with subsequent changes in fair value recorded to the condensed consolidated statements of operations as a component of net investment income.

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

See Note 5 for additional information regarding the Company’s investments.

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid financial instruments with original maturities of 90 days or less.

Pursuant to the Company’s insurance license, the Authority has required that FGRe hold a minimum capital requirement of $200,000 in cash in a bank in the Cayman Islands which holds an “A” license issued under the Banks and Trust Companies Act (2020 Revision).

As of March 31, 2024, $0.9 million in cash and cash equivalents was held in Canada.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, accounts receivable and deposits with reinsured companies. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of March 31, 2024, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits. The Company sells its products to a large number of customers in many different geographic regions. To minimize credit risk related to accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition.

The Company’s top ten customers accounted for approximately 50% of consolidated products and services revenues during the three months ended March 31, 2024. Trade accounts receivable from these customers represented approximately 56% of net consolidated receivables at March 31, 2024. One of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the three months ended March 31, 2024 and its net consolidated receivables as of March 31, 2024. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products and offers its services.

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

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for credit losses based on several factors, including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the allowance level and bad debt expense to be adjusted accordingly. Past due accounts are written off when our efforts have been unsuccessful in collecting amounts due.

Deferred Policy Acquisition Costs

Policy acquisition costs are costs that vary with, and are directly related to, the successful production of new and renewal of reinsurance contracts, and consist principally of commissions, taxes and brokerage expenses. If the sum of a contract’s expected losses and loss expenses and deferred acquisition costs exceeds associated unearned premiums and expected investment income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are written off to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the periods presented herein.

Funds Deposited for Benefit of Reinsured Companies

“Funds Deposited with Reinsured Companies” on the Company’s consolidated balance sheets includes amounts held to support our reinsurance contracts. As of both March 31, 2024 and December 31, 2023, the total cash collateral posted to support all of our reinsurance treaties was approximately $8.0 million.

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

Generally, the Company obtains regular updates of premium and loss related information for the current and historical periods, which are utilized by the Company to update the initial expected loss ratio. These reports from cedants have varying due dates and may be received between thirty to ninety days after period end. We experience a lag between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates.. The timing of the reporting requirements is designed so that the Company receives premium and loss information as soon as practicable once the client has closed its books. Accordingly, there is generally a lag of one-to-three-month in such reporting. Most of the contracts that have the potential for large single event losses have provisions that such loss notifications are provided to the Company immediately upon the occurrence of an event.

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of March 31, 2024.

Fair Value of Financial Instruments

The carrying values of certain financial instruments, including cash, short-term investments, deposits held, accounts payable, and other accrued expenses, approximate fair value due to their short-term nature. The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s short-term debt is recorded at historical cost. The carrying values of all other financial assets and liabilities, including accounts receivable, accounts payable, and short-term debt reported in the condensed consolidated balance sheets equal or approximate their fair values due to the short-term nature of these instruments. See Note 5 for further information on the fair value of the Company’s financial instruments.

Leases

The Company and its subsidiaries lease plant and office facilities and equipment under operating and finance leases expiring through 2027. The Company determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

Right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. Certain of the leases contain extension options; however, the Company has not included such options as part of its right-of-use assets and lease liabilities because it does not expect to extend the leases. The Company measures and records a right-of-use asset and lease liability based on the discount rate implicit in the lease, if known. In cases where the discount rate implicit in the lease is not known, the Company measures the right-of-use assets and lease liabilities using a discount rate equal to the Company’s estimated incremental borrowing rate for loans with similar collateral and duration.

The Company elected to not apply the recognition requirements of Accounting Standards Codification Topic 842, “Leases,” to leases of all classes of underlying assets that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Instead, lease payments for such short-term leases are recognized in operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

The Company elected, as a lessee, for all classes of underlying assets, to not separate nonlease components from lease components and instead to account for each separate lease component and the nonlease components associated with that lease component as a single lease component.

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

Recent Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (“CODM”) evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. The new ASU will not impact amounts recorded in the Company’s financial statements but instead, will require more detailed disclosures in the notes to the financial statements. The Company plans to provide the updated disclosures required by the ASU in the periods in which they are effective.

Note 3. Merger of FGF and FGH

On February 29, 2024, FGF and FGH completed a merger transaction pursuant to which FGH common stockholders received one share of FGF common stock for each share of common stock of FGH held by such stockholder.

The merger involved a change of control between two businesses and was accounted for as a reverse acquisition in accordance with ASC 805 Business Combinations. A reverse acquisition occurs when the entity that issues securities (the legal acquirer) is identified as the acquiree for accounting purposes and the entity whose equity interests are acquired (the legal acquiree) is identified as the acquirer for accounting purposes. FGH was determined to be the accounting acquirer.

Per ASC 805, the acquirer measures the identifiable assets acquired and the liabilities assumed at their acquisition-date fair values. The Company determined the fair value of the FGF assets and liabilities as of February 29, 2024 was approximately $17.4 million. In a reverse acquisition, generally the legal acquirer (accounting acquiree) issues consideration in the transaction. As such, the fair value of the consideration transferred is determined based on the number of equity interests the accounting acquirer (legal acquiree) would have had to issue to the owners of the legal acquirer (accounting acquiree) in order to provide the same ratio of ownership of equity interests in the combined entity as a result of the reverse acquisition. The Company determined total consideration was $15.6 million, which resulted in a bargain purchase gain of $1.8 million. The Company evaluated the bargain purchase gain and revisited the value of the individual asset acquired and liabilities assumed in the merger and determined that no adjustments to reduce the fair value of the assets or increase the fair value of the liabilities assumed were necessary.

The following table summarizes the fair values assigned to the net assets acquired and the liabilities assumed as part of the merger (in thousands):

Cash and cash equivalents	$1,903
Deferred policy acquisition costs	1,764
Reinsurance balances receivable	19,011
Equity and other holdings	28,769
Notes receivable	300
Funds deposited with reinsured companies	8,055
Right of Use Asset	36
Property and equipment, net	27
Other current assets	884
Total identifiable assets acquired	60,749

Accounts payable and accrued expenses	1,133
Loss and loss adjustment expense reserves	9,036
Unearned premium reserves	10,744
Operating lease obligation	36
Total liabilities assumed	20,949

Series A Preferred Shares	22,365

Net assets acquired	$17,435

The value of the net assets acquired exceeded the purchase price by approximately $1.8 million. As a result, the Company recorded a gain on the bargain purchase during the quarter ended March 31, 2024, which is recorded within bargain purchase on acquisition and other income, net on the condensed consolidated statement of operations.

As stated in ASC 805, Business Combinations, the acquirer in a business combination has a period of time, referred to as the measurement period, to finalize the accounting for a business combination. The measurement period provides companies with a reasonable period of time to determine the value of identifiable tangible and intangible assets acquired, liabilities assumed, and the consideration transferred for the acquiree. The measurement period ends when the acquirer receives all necessary information about the facts and circumstances that existed as of the acquisition date for the provisional amounts (or otherwise learns that more information is not obtainable); however, the measurement period cannot exceed one year from the acquisition date. The Company is in the process of finalizing the acquisition purchase price, which remains subject to change.

The amounts of revenue and earnings of FGF included in the Company’s condensed consolidated statement of operations from the acquisition date to March 31, 2024 are as follows:

(in thousands)
Revenue	$324
Net loss	$(1,026)

The following represents the pro forma consolidated income statement as if FGF had been included in the condensed consolidated results of the Company for the three months ended March 31, 2024 and 2023:

(in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenue	$8,518	$13,094
Net loss	$(6,429)	$(2,639)

Note 4. Discontinued Operations

In March 2022, Strong Studios, Inc. (“Strong Studios”) acquired, from Landmark Studio Group LLC (“Landmark”), the rights to original feature films and television series, and was assigned third party rights to content for global multiplatform distribution. The transaction entailed the acquisition of certain projects which are in varying stages of development. During the second quarter of 2022, Safehaven 2022, Inc. (“Safehaven 2022”) was established to manage the production and financing of the Safehaven television series, one of the in-process projects acquired from Landmark.

In September 2023, the Company acquired all of the outstanding capital stock of Unbounded Media Corporation (“Unbounded”), an independent media and creative production company. Unbounded developed, created and produced film, advertising, and branded content for a broad range of clients. The Company expected Unbounded, in partnership with Strong Studios, would also further develop its original IP portfolio, under its Fieldhouse Entertainment division, which included feature films employing Strong Studios’ long form production expertise and industry network.

As of December 31, 2023, the board of directors of Strong Global Entertainment approved the Company’s plan to exit its content business, including Strong Studios and Unbounded and authorized management to proceed with such plan. The plan is expected to improve the Company’s focus on its core businesses, reduce general and administrative costs, and improve financial performance. The Company may receive proceeds from the disposition of certain parts of the business and could recover development costs incurred in certain of the Strong Studios projects in the future; however, any recovery is highly speculative, and management is not able to estimate the amount, timing or likelihood of recoveries. These estimates may change based on the ultimate disposition of the operations and potential recoveries.

The Company evaluated the classification of the content business as a discontinued operation as of December 31, 2023. The content business included employees and operations that were dedicated solely to that portion of the overall business. In addition, the Company’s accounting system and bank accounts were set up in a manner that allowed for the cash flows to be clearly distinguished from the rest of the entity. The Company determined its content business is a component of an entity and represented a discontinued operation effective December 31, 2023. As noted above, management began implementing the exit plan in late December 2023. All employees of the content business were notified of the Company’s plans to exit the business in December and management immediately began working to implement the exit plan.

In connection with the plan to exit the content business, the Company shut down the acquired Unbounded operations effective December 31, 2023.

The Company also entered into a letter of intent during December 2023 and executed a Stock Purchase Agreement effective January 1, 2024 for the sale of the majority of the Strong Studios operations. As a result, the Company has classified the assets and liabilities to reflected as discontinued operations as of December 31, 2023.

Pursuant to the Stock Purchase Agreement, the Company transferred the Strong Studios legal entity and all assets and liabilities related to Strong Studios, except the assets and liabilities related to Safehaven. The Stock Purchase Agreement included a sales price of $0.6 million in cash, to be paid in installments, and assumption of certain liabilities of Strong Studios. In addition to the $0.6 million purchase price, the Company could recoup its investments in the underlying projects in the future if they projects are profitably commercialized. The first installment payment was due in February 2024, but the payment has not been received from the purchaser, and the Company is uncertain if the cash purchase price will ultimately be received. As a result, the Company has adjusted the carrying value of the net assets related to Strong Studios to $0.

The Safehaven series, a fully complete and readily marketable project under Strong Studios, was not transferred as part of the sale. The Safehaven series was completed in mid-2023, and the Company and the other investors in the series began marketing the project for sale during the second half of 2023. Currently, the parties are involved in a dispute relating to the financial management of the project. As a result of the ongoing dispute and the impact on the Company’s ability to predict any future revenue participation from the sale/license of the series, the carrying value of the assets and liabilities has been adjusted to $0. See Note 14 for additional details related to the dispute.

The major classes of assets and liabilities included as part of discontinued operations are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Accounts receivable, net	$-	$27
Other current assets	-	7
Film & TV programming rights	-	906
Total assets of discontinued operations	$-	$940

Accounts payable and accrued expenses	$90	$1,321
Long-term debt, net of current portion	71	71
Total liabilities of discontinued operations	$161	$1,392

The major line items constituting the net loss from discontinued operations are as follows:

(in thousands)	Three Months Ended
	March 31, 2024	March 31, 2023
Net revenues	$-	$-
Cost of revenues	95	-
Gross profit	(95)	-
Selling and administrative expenses	95	192
Gain on disposal of assets	-	1
Loss from operations	(190)	(191)
Other expense	(2)	-
Loss from discontinued operations	(192)	(191)
Income tax expense	-	-
Net loss from discontinued operations	$(192)	$(191)

Note 5. Equity Holdings and Fair Value Disclosures

Fair Value Method Holdings

The carrying value of fair value method holdings is determined based on the security’s trading price multiplied by the number of shares held. The following table summarizes the Company’s fair value method holdings as of March 31, 2024 and December 31, 2023:

(in thousands)
As of March 31, 2024	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
GreenFirst common stock	$8,679	$-	$(439)	$8,240
OppFi common stock and warrants	1,084	148	-	1,232
Total fair value method holdings	$9,763	$148	$(439)	$9,472

As of December 31, 2023	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
GreenFirst common stock	$8,679	$1,873	$-	$10,552
Total fair value method holdings	$8,679	$1,873	$-	$10,552

GreenFirst Common Stock

GreenFirst Forest Products Inc. (“GreenFirst”) is a publicly-traded Canadian company focused on environmentally sustainable forest management and lumber production.

OppFi Common Stock

As a result of FG Special Situations Fund, LP (“The Fund”) unwinding, the Company received approximately 860,000 shares of OppFi common stock. On the date of the distribution, the common shares had an aggregate fair value of approximately $1.9 million.

Other Holdings

The following table summarizes the Company’s other holdings as of March 31, 2024 and December 31, 2023:

(in thousands)
	March 31, 2024	December 31, 2023
Equity Method Holdings:
FG Merchant Partners, LP	$9,042	$-
FGAC Investors LLC	9,100	-
FG Merger Investors LLC	5,093	-
GreenFirst Forest Products Holdings LLC	712	-
FG Financial Holdings, LLC	-	4,571
Total equity method holdings	23,947	4,571
Holdings without readily determinable fair value:
Firefly Systems Inc.	12,898	12,898
FG Communities Inc.	2,250	-
Other	69	-
Total holdings without readily determinable fair value	15,217	12,898
Promissory note	450	-
Total other holdings	$39,614	$17,469

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

For the quarter ended March 31, 2024, the Company recorded an equity method gain from FGMP of approximately $36,000. No capital contributions were made to FGMP during the quarter ended March 31, 2024. Of the $9.0 million carrying value of our holding in FGMP at March 31, 2024 the Company may allocate up to approximately $0.4 million to incentivize and compensate individuals and entities for the successful merger of SPACs launched under our platform.

Equity method investments previously included our investment in the Fund. However, during the first quarter of 2023, it was determined that the Fund would begin the process of winding down, and all investment holdings held in the name of the Fund would be transferred and distributed to members within the Fund based on their ownership percentage of each respective holding. Prior to the unwinding, through the Fund, the Company held underlying investments in FGAC Investors LLC, FG Merger Investors LLC, and GreenFirst Forest Products Holdings LLC. The Fund carried each of these investments at fair value. In June 2023, all transfers were completed, resulting in the Company being transferred direct limited partner interests in FGAC Investors LLC, with a carrying value of $8.9 million, FG Merger Investors LLC, with a carrying value of $3.4 million, and GreenFirst Forest Products Holdings, LLC, with a carrying value of $1.4 million. The Company determined that it has the ability to exercise significant influence over FGAC Investors LLC, FG Merger Investors LLC and GreenFirst Forest Products Holdings LLC, and thus will account for each of these investments under the equity method of accounting. For the three months ended March 31, 2024, the Company recorded an equity method loss on FG Merger Investors of approximately $7,500. The Company recorded an equity method loss from GreenFirst Forest Products Holdings LLC of approximately $35,000 and a gain of $42,000 from FGAC Investors LLC for the three months ended March 31, 2024. The combined carrying value of these investments at March 31, 2024 was approximately $14.9 million.

Financial information for our investments accounted for under the equity method, in the aggregate, is as follows:

As of March 31, 2024
(in thousands)
Other investments	$78,131
Cash	538
Other assets	20
Total assets	78,689

Total liabilities	50

Three Months Ended March 31, 2024
(in thousands)
Net investment income	$604
Other income	20
General and administrative expenses	(25)
Net income	599

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

Investments without Readily Determinable Fair Value

In addition to our equity method holdings, other holdings, as listed on our condensed consolidated balance sheets, consist of equity we have purchased in companies for which there does not exist a readily determinable fair value. The Company accounts for these investments at their cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions. When the Company observes an orderly transaction of an investee’s identical or similar equity securities, the Company adjusts the carrying value based on the observable price as of the transaction date. Any profit distributions the Company receives on these investments are included in net investment income. The Company is not aware of any issuances of identical or similar equities during the three months ended March 31, 2024. As a result, the carrying value of holdings without readily determinable fair value did not change during the three months ended March 31, 2024.

Other Holdings

The Company’s other holdings includes a convertible promissory note and a senior unsecured promissory note.

On September 29, 2023, the Company invested $250,000 in a convertible promissory note with ThinkMarkets. The promissory note has an interest rate of 15% annually, with interest payments due monthly, and matures on August 1, 2025. Commencing upon the closing of the contemplated business combination, the Company has the option to convert any unpaid loan amount and all accrued and unpaid interest into fully paid shares of FGAC common stock, at a conversion price of $5.00 per share. The Company evaluated the convertible promissory note’s settlement provisions and elected the fair value option to value this instrument. Under the fair value election, the convertible promissory note is measured initially and subsequently at fair value, which as of March 31, 2024, both are calculated to be $250,000.

On March 16, 2023, the Company invested $200,000 in a senior unsecured loan to Craveworthy LLC (“Craveworthy”). The loan had an interest rate of 13% and a maturity of March 15, 2024. The senior unsecured note was amended to a convertible bridge loan on October 17, 2023, and the maturity date was changed to October 16, 2024. The $200,000 principal and any interest accrued may be prepaid voluntarily by Craveworthy but is not required to be paid until the date of maturity. As of March 31, 2024, the entire principal amount of $200,000 as well as approximately $15,000 of accrued interest was outstanding.

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

For equity method holdings, evidence of a loss in value might include a series of operating losses of an investee, the absence of an ability to recover the carrying amount of the investment, or a deterioration in the value of the investee’s underlying assets. If these, or other indicators lead to the conclusion that there is a decrease in the value of the holding that is other than temporary, the Company would recognize that decrease in value even though the decrease may be in excess of what would otherwise be recognized under the equity method of accounting.

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

The Company did not record an impairment on its holdings during the quarter ended March 31, 2024.

Net investment loss for the quarter ended March 31, 2024 is as follows:

($ in thousands)
Investment loss:
Realized gain on common stock	$141
Change in unrealized holding on common stock	(2,706)
Loss on equity method holdings	(844)
Other	10
Net investment loss	$(3,399)

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

Financial instruments measured, on a recurring basis, at fair value as of March 31, 2024 and December 31, 2023 in accordance with the guidance promulgated by the FASB are as follows.

(in thousands)

As of March 31, 2024	Level 1	Level 2	Level 3	Total
Oppfi common stock and warrants	$1,232	$–	$–	$1,232
GreenFirst common stock	8,240	–	–	8,240
ThinkMarkets convertible note	–	–	250	250
Craveworthy convertible bridge loan	–	–	200	200
	$9,472	$–	$450	$9,922

As of December 31, 2023
GreenFirst common stock	$10,552	$–	$–	$10,552
	$10,552	$–	$–	$10,552

On September 29, 2023, the Company invested $250,000 in a convertible promissory note with ThinkMarkets. As of March 31, 2024, the Company approximates the fair value of the note to be $250,000. On March 16, 2023, the Company invested $200,000 in a senior unsecured loan to Craveworthy. The senior unsecured note was amended to a convertible bridge loan on October 17, 2023, and the maturity date was changed to October 16, 2024. As of March 31, 2024, the Company approximates the fair value of the bridge loan to be $200,000.

The following tables provide a reconciliation of the fair value of recurring Level 3 fair value measurements for the quarter ended March 31, 2024:

(in thousands)

Assets:
Convertible notes
Beginning balance	-
Consideration paid	-
Increase in fair value of convertible note	-
Increase as a result of Merger (Note 3)	450
Balance, March 31, 2024	$450

Note 6. Loss and Loss Adjustment Expense Reserves

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

Under the terms of certain of our quota-share agreements, and due to the nature of claims and premium reporting, a lag exists between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. We report the results of reinsurance contracts on a lag ranging from 1 month to 3 months depending on the availability of information from the cedants. While the Company believes its estimate of loss and loss adjustment expense reserves are adequate as of March 31, 2024, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information is provided.

A summary of changes in outstanding loss and loss adjustment expense reserves for the quarter ended March 31, 2024 is as follows:

(in thousands)

Balance, beginning of period, net of reinsurance	$9,036
Incurred related to:
Current year	356
Prior year	10
Paid related to:
Current year	(327)
Prior years	$(52)
Balance, March 31, 2024, net of reinsurance	$9,023

Note 7. Inventories

(in thousands)	March 31, 2024	December 31, 2023
Raw materials and components	$1,975	$2,021
Work in process	387	443
Finished goods, net of reserve	2,084	1,615
	$4,446	$4,079

The inventory balances are net of reserves of approximately $0.4 million as of both March 31, 2024 and December 31, 2023. The inventory reserves primarily related to the Company’s finished goods inventory. A rollforward of the inventory reserve for the three months ended March 31, 2024, is as follows (in thousands):

Inventory reserve balance at December 31, 2023	$384
Inventory write-offs during 2024	(4)
Benefit from inventory reserve during 2024	14
Inventory reserve balance at March 31, 2024	$394

Note 8. Property, Plant and Equipment

Property, plant and equipment include the following:

(in thousands)	March 31, 2024	December 31, 2023
Land	$47	$2,342
Buildings and improvements	3,409	9,484
Machinery and other equipment	5,070	5,182
Office furniture and fixtures	947	1,016
Construction in progress	2	-
Total properties, cost	9,475	18,024
Less: accumulated depreciation	(5,189)	(5,804)
Property, plant and equipment, net	$4,286	$12,220

As discussed in Note 1, the Company sold the Digital Ignition business during the second quarter of 2024. As a result, the property, plant and equipment used in the business has been reclassified to assets held for sale as of March 31, 2024.

Depreciation expense approximated $0.2 million during each of the three months ended March 31, 2024 and 2023.

Note 9. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of March 31, 2024 and December 31, 2023.

The Tax Cuts and Jobs Act (the Tax Act) provides for a territorial tax system, which began in 2018. It includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The GILTI provisions also allow for a high-tax exclusion if the effective tax rate of the tested income is greater than 18.9%. The Company has evaluated these regulations in determining the appropriate amount of the inclusion for the tax provision. The effective tax rate on the tested income is greater than 18.9%; thus, the Company is utilizing the GILTI high-tax exclusion for purposes of the tax provision for the three months ended March 31, 2024, as well as December 31, 2023.

The Tax Code requires U.S. shareholders to include its share of its Controlled Foreign Corporation’s (CFC) income from dividends, interest, rents, and various other types of income, called Subpart F Income. During the three months ended March 31, 2024, the Company incurred interest income from its foreign CFC’s as additional taxable income in this provision, which is fully offset by net operating losses.

Changes in tax laws may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. In March of 2020, the CARES Act was enacted and made significant changes to Federal tax laws, including certain changes that were retroactive to the 2019 tax year. The effects of these changes relate to deferred tax assets and net operating losses; all of which are offset by valuation allowance. There were no material income tax consequences of this enacted legislation on the reporting period of these financial statements.

The Company is subject to possible examinations not yet initiated for Federal purposes for the fiscal years 2020 through 2022. The Company is also subject to possible examinations for state and local purposes. In most cases, these examinations in the state and local jurisdictions remain open based on the particular jurisdiction’s statute of limitations

Note 10. Equity Incentive Plan Grants

On December 15, 2021, our shareholders approved the FG Financial Group, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to attract and retain directors, consultants, officers and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2021 Plan is administered by the Compensation and Management Resources Committee of the Board and has a term of ten years. The 2021 Plan awards may be in the form of stock options (which may be incentive stock options or nonqualified stock options), stock appreciation rights (or “SARs”), restricted shares, restricted share units (or “RSUs”), and other share-based awards, and provides for a maximum of 1,500,000 shares available for issuance. On March 24, 2023, the Company’s board of directors approved an amendment to the 2021 Plan to increase the number of shares available for issuance from 1,500,000 to 2,000,000. As of March 31, 2024, there were approximately 0.3 million shares remaining available for future issuance.

In addition, on March 24, 2023, the board of directors approved an employee purchase plan (“ESPP Plan”) whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company’s common shares in the open market. The Company matches 100% of the employee’s contribution amount after thirty days of employment.

Total stock-based compensation expense for three months ended March 31, 2024 and 2023 was approximately $0.3 million and $0.1 million, respectively. As of March 31, 2024, total unrecognized stock compensation expense of approximately $1.5 million remains, which will be recognized through December 2028. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense.

As part of the Merger, each restricted stock unit and stock option award granted pursuant to the terms of FGH’s 2017 Omnibus Equity Compensation Plan were converted into options to purchase or receive an equal number of shares of the Company’s common stock. The term, vesting schedule and all of the other terms of each FGH restricted stock unit and stock option award assumed in the Merger were not changed.

Restricted Stock Units

The following table summarizes RSU activity for the quarter ended March 31, 2024:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2023	1,472,147	$2.31
Granted	700,000	1.31
Vested	(1,209,143)	1.94
Forfeited	-
Non-vested units, March 31, 2024	962,734	$2.04

The table above includes activity for RSUs for FGH and FGF. The Company granted a total of 700,000 RSUs to members of the Company’s management on January 3, 2024, all of which vested on February 17, 2024.

Stock Options

The following table summarizes activity for stock options issued for the quarter ended March 31, 2024:

Common Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2023	715,000	$3.22	8.0	$1.41	$-
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Cancelled	–	–	–	–	–
Outstanding, March 31, 2024	715,000	$3.22	6.8	$1.41	$-
Exercisable, March 31, 2024	415,500	$3.66	4.3	$1.39	$–

The table above includes activity for stock options for both FGH and FGF.

Note 11. Related Party Transactions

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

The Fund began the process of winding down in the first quarter of 2023 and completed the process in the second quarter of 2023. As a result of the winddown, the Company now holds direct limited partner interests in FGAC Investors LLC, FG Merger Investors LLC, and GreenFirst Forest Products Holdings, LLC. Mr. Cerminara and Mr. Swets serve as managers of FGAC Investors LLC and FG Merger Investors LLC, while Mr. Cerminara ultimately controls GreenFirst Forest Products Holdings, LLC.

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

Craveworthy

On March 16, 2023, the Company invested $200,000 in a senior unsecured loan to Craveworthy, which was amended to a convertible bridge loan on October 17, 2023. Mr. Swets has an indirect interest in Craveworthy, independent from the interests held by the Company through its ownership in FGMP.

Think Markets

On September 29, 2023, the Company invested $250,000 in a convertible promissory note to support the business combination of Think Markets and FG Acquisition Corp. Mr. Swets is an executive officer of FG Acquisition Corp.

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

The Company paid $0.5 million to FGM under the Shared Services Agreement for each of the three months ended March 31, 2024 and 2023.

Note 12. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three months ended March 31, 2024 and 2023.

($ in thousands)	Three Months Ended March 31,
	2024	2023
Basic and diluted:
Net loss from continuing operations	$(4,253)	$(3,798)
Net loss attributable to non-controlling interest	17	-
Dividends declared on Series A Preferred Shares	(69)	-
Loss attributable to Fundamental Global common shareholders from continuing operations	(4,305)	(3,798)
Weighted average common shares outstanding	16,744	9,422
Loss per common share from continuing operations	$(0.26)	$(0.42)

The following potentially dilutive securities outstanding as of March 31, 2024 and 2023 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of March 31,
	2024	2023
Options to purchase common stock	715,000	639,500
Restricted stock units	962,734	206,934

Note 13. Debt

The Company’s short-term and long-term debt consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Short-term debt:
Strong/MDI 20-year installment loan	$2,145	$2,227
Strong/MDI revolving credit facility	2,447	2,438
Insurance note payable	-	83
Total short-term debt	4,592	4,748
Less: deferred debt issuance costs, net	-	(16)
Total short-term debt, net of issuance costs	$4,592	$4,732

Long-term debt:
Tenant improvement loan	$117	$126
ICS promissory note	388	446
Digital Ignition building loan	4,879	4,925
Total long-term debt	$5,384	$5,497
Less: deferred debt issuance costs, net	(15)	(36)
Long-term debt, net of deferred debt issuance costs, net	$5,369	$5,461

Strong/MDI Installment Loans

In January 2023, Strong/MDI and CIBC entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement required Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. The 5-year installment note was paid in full in connection with entering into the 2023 Credit Agreement. In connection with the IPO, the 20-year installment note did not transfer to the Company. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the IPO.

On January 19, 2024, Strong Global Entertainment entered into a new demand credit agreement with CIBC (the “2024 Credit Agreement”). The 2024 Credit Agreement consists of a demand operating credit and a business credit card facility. Under the demand operating credit, with certain conditions, the credit limit is the lesser of (a) CAD$6.0 million or (b) the sum of (i) 80% of Receivable Value, which includes all North American accounts receivable of Strong/MDI and STS, and (ii) 50% of Inventory Value, but in no event may the amount in this clause (ii) exceed $1.5 million, minus (iii) all Priority Claims (as defined in the 2024 Credit Agreement). As of March 31, 2024, there was CAD$3.3 million, or approximately $2.5 million, of principal outstanding on the revolving credit facility, which bears variable interest at 8.2%. Strong Global Entertainment was in compliance with its debt covenants as of March 31, 2024.

Tenant Improvement Loan

During the fourth quarter of 2021, the Company entered into a lease for a combined office and warehouse in Omaha, Nebraska. The Company incurred total costs of approximately $0.4 million to complete the build-out of the new combined office and warehouse facility. The landlord has agreed to fund approximately 50% of the build-out costs, and the Company is required to repay the portion funded by the landlord in equal monthly installments through the end of the initial lease term in February 2027. Through the end of 2021, the Company incurred approximately $0.2 million of total costs to build out the facility, of which approximately $0.1 million was funded by the landlord. The Company completed the build-out during the first quarter of 2022 and incurred an additional $0.2 million of total costs to complete the build-out, of which approximately $0.1 million was funded by the landlord.

Digital Ignition Building Loan

In January 2022, the Company purchased a parcel of land with buildings and improvements in Alpharetta, Georgia. In connection with the purchase of the land and building, the Company entered into a Commercial Loan Agreement (the “Loan Agreement”) with Community First Bank (the “Lender”), dated February 1, 2022. Pursuant to the Loan Agreement, the Lender agreed to lend the Company approximately $5.3 million (the “Loan Amount”), and the Borrower agreed to repay the Loan Amount pursuant to the terms of a promissory note (the “Note”).

The term of the Loan Agreement runs from February 1, 2022, until the Loan Amount is repaid in full by the Company or the Loan Agreement is terminated pursuant to its terms or by agreement between the Company and the Lender. The terms of the Note include (i) a fixed interest rate of 4%, (ii) maturity date of February 1, 2027, (iii) monthly payments of approximately $32 thousand beginning on March 1, 2022, and continuing on the first of each month until the maturity date or until the Note has been paid in full, (iv) a default interest of 8% in the event of a default pursuant to the terms of the Note, and (v) prepayment penalties of (a) 3% of all excess payments during the first two years of the term of the Note, (b) 2% of all excess payments during the third and fourth years of the term of the Note, and (c) 1% of all excess payments made during the fifth year of the term of the Note.

The Note includes standard events of default and references defaults under the Loan Agreement and the Deed to Secure Debt as events of default under the Note. The Company has a right to cure any curable events of default.

In April 2024, the Company closed the sale of the Digital Ignition Building and the Digital Ignition Building Loan was repaid in full.

ICS Promissory Note

STS issued a $0.5 million promissory note in connection with the acquisition of Innovative Cinema Solutions (“ICS”). The promissory note will be repaid in monthly installments of approximately $20,000 through November 2025 and bears fixed interest of 5%.

Contractual Principal Payments

Contractual required principal payments on the Company’s long-term debt at March 31, 2024 are as follows (in thousands):

	Tenant Improvement Loan	ICS Promissory Note	Digital Ignition Building Loan(1)	Total
2024	$28	175	141	344
2025	40	213	195	448
2026	42	-	203	245
2027	7	-	4,340	4,347
Total	$117	388	4,879	5,384

(1)	As of April 2024, the Digital Ignition Building Loan was paid in full in connection with the sale of Digital Ignition.

Note 14. Commitments and Contingencies

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

The Company is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to the Company. In the Company’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. The Company has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. As of March 31, 2024, the Company has a loss contingency reserve of approximately $0.3 million, of which $0.1 million represents future payments on a settled case and the remaining $0.2 million represents Management’s estimate of its potential losses related to the settlement of open cases. When appropriate, the Company may settle additional claims in the future. Management does not expect the resolution of these cases to have a material adverse effect on the Company’s condensed consolidated financial condition, results of operations or cash flows.

On April 29, 2024, Ravenwood-Productions LLC (“Ravenwood”) and Kevin V. Duncan (“Duncan” and, together with Ravenwood, the “Plaintiffs”) filed a civil complaint (the “Complaint”) against the Company, certain affiliated entities, and certain current and former employees, officers and directors of the Company (collectively, the “Defendants”) in the United States District Court for the Central District of California. The Complaint claims seven causes of action, each claim against some, or all, of the Defendants. The Plaintiffs seek, among other forms of relief, compensatory damages and restitution. The Company, along with the other Defendants, deny the allegations in the Complaint, and intend to vigorously defend against the Complaint, which may include filing counterclaims. Based on information presently available to the Company and consultation with legal counsel, the Company believes the Complaint is without merit. As of the date hereof, the Company does not believe a loss related to the Complaint is probable, and no liability or reserve has been established for this matter, although the Company expects to incur legal fees and other costs related to our defense of these claims.

Note 15. Leases

The Company and its subsidiaries lease plant and office facilities and equipment under operating and finance leases expiring through 2027. The Company determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

Right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. Certain of the leases contain extension options; however, the Company has not included such options as part of its right-of-use assets and lease liabilities because it does not expect to extend the leases. The Company measures and records a right-of-use asset and lease liability based on the discount rate implicit in the lease, if known. In cases where the discount rate implicit in the lease is not known, the Company measures the right-of-use assets and lease liabilities using a discount rate equal to the Company’s estimated incremental borrowing rate for loans with similar collateral and duration.

The Company elected to not apply the recognition requirements of Accounting Standards Codification Topic 842, “Leases,” to leases of all classes of underlying assets that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Instead, lease payments for such short-term leases are recognized in operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

The Company elected, as a lessee, for all classes of underlying assets, to not separate nonlease components from lease components and instead to account for each separate lease component and the nonlease components associated with that lease component as a single lease component.

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost	Three Months Ended
	March 31, 2024	March 31, 2023
Finance lease cost:
Amortization of right-of-use assets	$69	$33
Interest on lease liabilities	35	13
Operating lease cost	79	36
Short-term lease cost	17	17
Net lease cost	$200	$99

Other information	Three Months Ended
	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$58	$13
Operating cash flows from operating leases	$35	$32
Financing cash flows from finance leases	$65	$26
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-
Right-of-use assets obtained in exchange for new finance lease liabilities	$-	$-

As of March 31, 2024
Weighted-average remaining lease term - finance leases (years)	2.2
Weighted-average remaining lease term - operating leases (years)	2.1
Weighted-average discount rate - finance leases	9.1%
Weighted-average discount rate - operating leases	5.9%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of March 31, 2024 (in thousands):

	Operating Leases	Finance Leases
2024	$176	$278
2025	151	619
2026	81	487
2027	13	8
2028	-	2
Thereafter	-	-
Total lease payments	421	1,394
Less: Amount representing interest	(24)	(176)
Lease obligations	$397	$1,218

Note 16. Segment Reporting

The Company has three operating segments—insurance, asset management and Strong Global Entertainment. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax. Our insurance segment consists of the operations of our Cayman Islands-based reinsurance subsidiary, FGRe, as well as the returns associated with the investments made by our reinsurance operations. Our asset management segment includes our holdings made outside of reinsurance operations. Our Strong Global Entertainment segment includes Strong/MDI, which is a leading premium screen and projection coatings supplier in the world, and STS, which provides comprehensive managed service offerings with 24/7/365 support nationwide to ensure solution uptime and availability.

The following table presents the financial information for each segment that is specifically identifiable or based on allocations using internal methodology as of and for the three March 31, 2024 and 2023. The ‘other’ category in the table below consists largely of corporate general and administrative expenses which have not been allocated to a specific segment. Segment assets for the “other” category primarily consist of unrestricted cash in the amounts of $1.4 million as of March 31, 2024.

(in thousands) For the three months ended March 31, 2024	Insurance	Asset Management	Strong Global Entertainment	Other	Total
Net premiums earned	$775	$–	$–	$–	$775
Net investment income	(451)	(2,948)	–	–	(3,399)
Product sales	–	–	8,022	–	8,022
Service revenues	–	–	3,048	197	3,245
Total revenue	324	(2,948)	11,070	197	8,643
Income (loss) from continuing operations before income tax	(254)	(2,949)	252	(1,186)	(4,137)

For the three months ended March 31, 2023
Net premiums earned	$–	$–	$–	$–	$–
Net investment income	–	(3,542)	–	–	(3,542)
Product sales	–	–	7,204	–	7,204
Service revenues	–	–	2,747	158	2,905
Total revenue	–	(3,542)	9,951	158	6,567
Loss from continuing operations before income tax	–	(3,542)	576	(1,131)	(4,097)

As of March 31, 2024
Segment assets	$38,628	$38,863	$20,651	$12,137	$110,279

The following tables disaggregate the Company’s product sales and services revenue by major source for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(in thousands)	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$3,035	$-	$3,035	$2,958	$-	$2,958
Digital equipment sales	4,238	-	4,238	3,526	-	3,526
Extended warranty sales	58	-	58	51	-	51
Other product sales	691	-	691	669	-	669
Total product sales	8,022	-	8,022	7,204	-	7,204
Field maintenance and monitoring services	1,909	-	1,909	1,891	-	1,891
Installation services	936	-	936	802	-	802
Other service revenues	203	197	400	54	158	212
Total service revenues	3,048	197	3,245	2,747	158	2,905
Total	$11,070	$197	$11,267	$9,951	$158	$10,109

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three months March 31, 2024 and March 31, 2023:

(in thousands)	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$9,473	$2	$9,475	$8,430	$14	$8,444
Over time	1,597	195	1,792	1,521	144	1,665
Total	$11,070	$197	$11,267	$9,951	$158	$10,109

At March 31, 2024, the unearned revenue amount associated with maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $0.4 million. The Company expects to recognize $0.4 million of unearned revenue amounts during the remainder of 2024 and immaterial amounts during 2025-2026. The amount expected to be recorded during 2024 includes $0.1 million related to long-term projects that the Company’s uses the percentage-of- completion method to recognize revenue.

The following tables summarize the Company’s products and services revenue by geographic area for the three months ended March 31, 2024 and 2023:

(in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
United States	$9,826	$8,735
Canada	163	313
China	81	22
Mexico	18	-
Latin America	160	256
Europe	656	396
Asia (excluding China)	88	153
Other	275	234
Total	$11,267	$10,109

Note 17. Subsequent Event

On May 3, 2024, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with FG Acquisition Corp., a special purpose acquisition company (“FGAC”), Strong/MDI, FGAC Investors LLC, , and CG Investments VII Inc., (together with FGAC Investors LLC, the “Sponsors”). FGAC’s currently issued and outstanding Class A restricted voting shares (the “Class A Restricted Voting Shares”) and share purchase warrants (the “Warrants”) are listed on the Toronto Stock Exchange (the “TSX”). In addition, FGAC has approximately 2.9 million Class B shares (the “Class B Shares”) issued and outstanding.

Pursuant to the Acquisition Agreement, FGAC intends to acquire, directly or indirectly, all of the outstanding shares in the capital of Strong/MDI (the “MDI Acquisition”). As a result of the MDI Acquisition, Strong/MDI will become a wholly-owned subsidiary of FGAC. The MDI Acquisition values Strong/MDI at a pre-money valuation of $30 million (as adjusted pursuant to the Acquisition Agreement, the “MDI Equity Value”).

In connection with the closing of the MDI Acquisition (the “Closing”), FGAC intends to rename itself Saltire Holdings, Ltd. (“Saltire”). It is a condition of Closing that the common shares of FGA (the “Common Shares”) be listed and the Warrants continue to be listed on the TSX.

On Closing, FGAC will satisfy the Purchase Price (as defined in the Acquisition Agreement) with: (i) cash, in an amount equal to 25% of the net proceeds of a concurrent private placement, if any (the “Cash Consideration”), (ii) the issuance to the Company of preferred shares (“Preferred Shares”) with an initial preferred share redemption amount of $9.0 million, and (iii) the issuance to the Company of that number of Common Shares equal to (a) the MDI Equity Value minus (x) the Cash Consideration and (y) the Preferred Shares, divided by (b) $10.00.

The Closing is conditional on, among other things, there being no legal impediments to Closing and all required authorizations, consents and approvals necessary to effect Closing having occurred, or being filed or obtained, as applicable, the Common Shares being conditionally listed for trading on a stock exchange, the approval of the MDI Acquisition by the holders of Class A Restricted Voting Shares at a meeting of shareholders to be held in connection with the MDI Acquisition, receipts having been obtained for both the preliminary and final prospectus and other usual and customary conditions for transactions of this nature. The obligations of the Company at Closing are also conditional on, among other usual and customary conditions for transactions of this nature, (a) the truth and accuracy of FGAC’s representations and warranties, (b) the compliance and/ or performance by FGAC of its covenants under the Acquisition Agreement, and (c) there having been no material adverse change with respect to FGAC. The Closing is also conditional on, among other usual and customary conditions for transactions of this nature, the following conditions of Closing in favour of FGAC: (a) the truth and accuracy of the Company and Strong/MDI’s representations and warranties, (b) the compliance and/or performance by the Company and MDI of their covenants under the Acquisition Agreement, (c) the completion of all required third party authorizations, consents and approvals, and (d) there having been no material adverse change with respect to Strong/MDI or its business and there being no events, facts or circumstances that shall have occurred which would result or which could reasonably be expected to result, individually or in the aggregate, in a material adverse change with respect to Strong/MDI or its business.

It is anticipated that, upon completion of the MDI Acquisition, on a non-diluted basis and assuming completion of a $10 million private placement and the issuance of 338,560 Common Shares to CG Investments VII Inc. as consideration for its deferred underwriting fee, the Company will hold an ownership interest of approximately 29.6% in Saltire.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report for the year ended December 31, 2023 on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023.

Unless context denotes otherwise, the terms “Company,” “Fundamental Global” “we,” “us,” and “our,” refer to FG Fundamental Global Inc., and its subsidiaries.

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

Overview

Fundamental Global Inc. (“Fundamental Global”, the “Company”, “we”, or “us”), formerly known as FG Financial Group, Inc. (“FGF”), is engaged in diverse business activities including reinsurance, asset management, merchant banking, manufacturing and managed services The Company’s principal business operations are conducted through its subsidiaries and affiliates.

On January 3, 2024, FGF and FG Group Holdings, Inc. (“FGH”), signed a definitive plan of merger to combine the companies in an all-stock transaction (the “Merger”). Under the plan of the merger, FGH common stockholders would receive one share of FGF common stock for each share of common stock of FGH held by such stockholder. Upon completion of the merger, the combined company was renamed to Fundamental Global and the common stock and Series A cumulative preferred stock of the combined company would continue to trade on the Nasdaq under the tickers “FGF” and “FGFPP,” respectively. On February 29, 2024, FGF and FGH completed the merger transaction.

As of March 31, 2024, Fundamental Global GP, LLC (“FG”) and its affiliated entities collectively beneficially owned approximately 28.3% of our common stock. D. Kyle Cerminara, our Chief Executive Officer and the Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

Results of Operations

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenues	$8,643	$6,567	$2,076	31.6%
Expenses	14,575	10,696	3,879	36.3%
Loss from operations	(5,932)	(4,129)	1,803	43.7%
Bargain purchase on acquisition and other income, net	1,795	32	1,763	n/m
Net loss from continuing operations	(4,253)	(3,798)	455	12.0%

Three Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Revenue

Revenue increased $2.1 million or 31.6% to $8.6 million for the three months ended March 31, 2024 from $6.6 million for the three months ended March 31, 2023.

The primary driver of revenue growth was a $1.1 million increase in revenue from Strong Entertainment combined with improved investment performance as compared with the prior year period. The growth in revenue from Strong Entertainment was due to increased demand from cinema operators for screen products and installation services. Investment income was favorable as the Company’s equity method losses were lower in the current year period. The three months ended March 31, 2024 also includes reinsurance premiums and investment income for one month following the merger transaction which was effective February 29, 2024. The second quarter of 2024 will be the first reporting period that will reflect a full quarter of reinsurance and investment operating results from the acquired FG Financial business lines.

Expenses

Total expenses increased $3.9 million or 36.3% to $14.6 million for the three months ended March 31, 2024 from $10.7 million for the three months ended March 31, 2023. Expenses are comprised of cost of sales related to the Strong Entertainment operating business, costs of the reinsurance and asset management business and selling, general and administrative expenses. The increase in total expenses was due to $0.7 million increase in cost of cinema product and service revenues accompanying the revenue growth in the entertainment business; a $1.1 million increase in selling, general and administrative expenses due to the combination of growth in the entertainment business, the additional costs of operating Strong Entertainment as a public company, and the additional SG&A from the FGF Financial business following the February 2024 merger which added $1.1 million in reinsurance expenses and general and expense in the period following the February 2024 merger; and a $1.4 million non-cash impairment related to the sale of the Digital Ignition building. As an objective of merging FGH and FGF, management expects general and administrative costs to decline following the merger transition.

Loss from Operations

Loss from operations increased $1.8 million or 43.7% to $5.9 million for the three months ended March 31, 2024 from $4.1 million during the first quarter of 2023. Improvements in operating results from Strong Entertainment and improved investment results were offset by increased overhead costs related to operating Strong Entertainment as a separate public company and the non-cash impairment loss of $1.4 million related to the sale of Digital Ignition. Those increased expenses were partially offset by a non-recurring $1.8 million gain related to the FGF merger transaction and the improved gross profit contribution from Strong Entertainment.

Net Loss from Continuing Operations

Net loss from continuing operations increased $0.5 million or 12.0% to $4.3 million for the three months ended March 31, 2024 from $3.8 million during the first quarter of 2023. Improvements in operating results from Strong Entertainment and improved investment results were offset by increased overhead costs related to operating Strong Entertainment as a separate public company and the non-cash impairment loss of $1.4 million related to the sale of Digital Ignition. Net loss from continuing operations also benefited from $1.8 million gain related to the FGF merger transaction presented in bargain purchase from acquisition and other income, net.

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

Other Investments

Other investments consist, in part, of equity investments made in privately held companies accounted for under the equity method. As discussed further in Note 5, certain investments held by our equity method investees are valued using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility and discount for lack of marketability of the underlying investment. Our investees estimate the volatility of these investments based on the historical performance of various broad market indices blended with various peer companies which they consider as having similar characteristics to the underlying investment, as well as consideration of price and volatility of relevant publicly traded securities such as SPAC warrants. Our investees also consider the probability of a successful merger when valuing equity for SPACs that have not yet completed a business combination.

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

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Management determines the allowance for expected credit losses based on several factors, including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the allowance level and provision for expected credit losses to be adjusted accordingly. Past due accounts are written off when our efforts have been unsuccessful in collecting amounts due.

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

Revenue Recognition for Products and Services

The Company accounts for revenue using the following steps:

●	Identify the contract, or contracts, with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the identified performance obligations; and
●	Recognize revenue when, or as, the Company satisfies the performance obligations.

We combine contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation. If an arrangement involves multiple performance obligations, the items are analyzed to determine the separate units of accounting, whether the items have value on a standalone basis and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost plus margin approach. We estimate the amount of total contract consideration we expect to receive for variable arrangements by determining the most likely amount we expect to earn from the arrangement based on the expected quantities of services we expect to provide and the contractual pricing based on those quantities. We only include some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is subsequently resolved. We consider the sensitivity of the estimate, our relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

As discussed in more detail below, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. We typically do not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

We recognize contract assets or unbilled receivables related to revenue recognized for services completed but not yet invoiced to the clients. Unbilled receivables are recorded as accounts receivable when we have an unconditional right to contract consideration. A contract liability is recognized as deferred revenue when we invoice clients, or receive cash, in advance of performing the related services under the terms of a contract. Deferred revenue is recognized as revenue when we have satisfied the related performance obligation.

We defer costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We did not have any deferred contract costs as of March 31, 2024 or December 31, 2023.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, proceeds from the sales of our common stock and credit facilities.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the three months ended March 31, 2024 and 2023.

(in thousands)	Three Months Ended March 31,
Summary of Cash Flows	2024	2023
Cash and cash equivalents – beginning of period	$6,644	$3,789

Net cash used in operating activities from continuing operations	(538)	(15)
Net cash provided by investing activities from continuing operations	2,234	123
Net cash (used in) provided by financing activities from continuing operations	(634)	1,042
Effect of exchange rate changes on cash and cash equivalents	(5)	6
Net increase in cash from continuing operations	1,057	1,156
Net decrease in cash from discontinued operations	(492)	(596)
Net increase in cash and cash equivalents	565	560

Cash and cash equivalents – end of period	$7,209	$4,349

For the three months ended March 31, 2024, net cash used in operating activities was approximately $0.2 million, compared to $15,000 for the three months ended March 31, 2023. Cash from operations decreased due to a net cash outflow for working capital including higher payments to our vendors and for other accrued expenses, an increase in net outflows related to our insurance business, which were partially offset by the receipt of customer deposits.

For the three months ended March 31, 2024, net cash provided by investing activities was approximately $1.9 million, compared to $0.1 million for the three months ended March 31, 2023. Cash provided by investing activities during the three months ended March 31, 2024 included $1.9 million of an increase in cash as a result of the merger of FGF and FGH. Investing cash flows during the three months ended March 31, 2024 and 2023, included approximately $22,000 and $0.1 million, respectively, of capital expenditures in the Strong Entertainment business.

For the three months ended March 31, 2024, net cash used in financing activities was approximately $0.6 million, compared to cash provided by financing activities of $1.0 million for the three months ended March 31, 2023. Cash used in financing activities during the three months ended March 31, 2024 included $0.3 million of principal payments on debt and finances leases and $0.4 million of payments of dividends on our Series A Preferred Shares. Cash by financing activities during the three months ended March 31, 2023 included $1.4 million of net borrowing under our credit facility, partially offset by $0.3 million of principal payments on debt and finances leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2024. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the merger or FGF and FGH as of February 29, 2024, the Company’s overall control environment and its internal controls over financial reporting now incorporate the internal controls over financial reporting that continue in place for FGH as well as FGF.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

Fundamental Global is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to Fundamental Global. In Fundamental Global’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. Fundamental Global has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. Under the Fundamental Global Asset Purchase Agreement, the Company agreed to indemnify Fundamental Global for future losses, if any related to current product liability or personal injury claims arising out of products sold or distributed in the U.S. by the operations of the businesses being transferred to the Company in the Separation, in an aggregate amount not to exceed $250,000 per year, as well as to indemnify Fundamental Global for all expenses (including legal fees) related to the defense of such claims. As of March 31, 2024, the Company has a loss contingency reserve of approximately $0.3 million, of which $0.1 million represents future payments on a settled case and the remaining $0.2 million represents the Company’s estimate of its potential losses related to the settlement of open cases. When appropriate, Fundamental Global may settle additional claims in the future. The Company does not expect the resolution of these cases to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

On April 29, 2024, Ravenwood-Productions LLC (“Ravenwood”) and Kevin V. Duncan (“Duncan” and, together with Ravenwood, the “Plaintiffs”) filed a civil complaint (the “Complaint”) against us, certain affiliated entities, and certain of our current and former employees, officers and directors (collectively, the “Defendants”) in the United States District Court for the Central District of California. The Complaint claims seven causes of action, each claim against some, or all, of the Defendants. The Plaintiffs seek, among other forms of relief, compensatory damages and restitution. We, along with the other Defendants, deny the allegations in the Complaint, and intend to vigorously defend against the Complaint. Based on information presently available to us and consultation with legal counsel, we believe the Complaint is without merit. As of the date hereof, we do not believe a loss related to the Complaint is probable, and no liability or reserve has been established for this matter, although we expect to incur legal fees and other costs related to our defense of these claims.

ITEM 1A. RISK FACTORS

In addition to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 14, 2024, we are subject to the following additional risk factors as a result of the Merger:

The Company is expected to incur significant costs related to the Merger and integration.

The Company has incurred and expects to incur certain non-recurring costs associated with the merger and integration of FGH and FGF. These costs include legal, financial advisory, accounting, consulting and other advisory fees, insurance, public company filing fees and other regulatory fees, printing costs and other related costs. The combined company may also incur expenses in connection with the integration of operations. There are many factors that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the Company taking charges against earnings in future periods.

Integrating the businesses may be more difficult, costly or time consuming than expected and the Company may fail to realize the anticipated benefits of the Merger.

The success of the Company will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of FGF and FGH in a manner that does not materially disrupt existing operations or result in decreased revenue or reputational harm. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses, difficulties in integrating operations and systems, including communications systems, administrative and information technology infrastructure and financial reporting and internal control systems, or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers and employees or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on the Company.

The future results following the Merger may suffer if the Company does not effectively manage its expanded operations.

The Company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The Company may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business. There can be no assurances that the Company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Merger.

The Company may be unable to retain current personnel successfully following the Merger.

The success of the Company will depend in part on it’s ability to retain the talents and dedication of key employees and officers. It is possible that these employees and officers may decide not to remain with the Company. If FGF and FGH are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, FGF and FGH could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, the Company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating the businesses to hiring suitable replacements, all of which may cause the Company’s business to suffer. In addition, the Company may not be able to locate or retain suitable replacements for any key employees who leave either company.

We have no assurance of future business from any of our customers.

We estimate future revenue associated with customers and customer prospects for purposes of financial planning and measurement of our sales pipeline, but we have limited contractual assurance of future business from our customers. While we do have arrangements with some of our customers, customers are not required to purchase any minimum amounts, and could stop doing business with us. Some customers maintain simultaneous relationships with our competitors, and could shift more of their business away from us if they choose to do so in the future.

There is no guarantee that we will be able to service and retain or renew existing agreements, maintain relationships with any of our customers or business partners on acceptable terms or at all, or collect amounts owed to us from insolvent customers or business partners. The loss of any of our large customers could have a material adverse impact on our business.

Our operating results could be materially harmed if we are unable to accurately forecast demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply, we forecast inventory needs, place orders and plan personnel levels based on estimates of future demand. Our ability to accurately forecast demand for our products and services is limited and could be affected by many factors, including an increase or decrease in customer demand for our products and services or for products and services of our competitors, product and service introductions by competitors, unanticipated changes in general market conditions, effects of the COVID-19 pandemic and the weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale. Conversely, if we underestimate customer demand for our products and services, we may not be able to deliver products to meet requirements, and this could result in damage to our brand and customer relationships and adversely affect our revenue and operating results.

Interruptions of, or higher prices of, components from our suppliers may affect our results of operations and financial performance.

A portion of our revenues is dependent on the distribution of products supplied by various key suppliers. If we fail to maintain satisfactory relationships with our suppliers, or if our suppliers experience significant financial difficulties, we could experience difficulty in obtaining needed goods and services. Some suppliers could also decide to reduce inventories or raise prices to increase cash flow. The loss of any one or more of our suppliers could have an adverse effect on our business, and we may be unable to secure alternative manufacturing arrangements. Even if we are able to obtain alternative manufacturing arrangements, such arrangements may not be on terms similar to our current arrangements, or we may be forced to accept less favorable terms in order to secure a supplier as quickly as possible so as to minimize the impact on our business operations. In addition, any required changes in our suppliers could cause delays in our operations and increase our production costs and new suppliers may not be able to meet our production demands as to volume, quality, or timeliness.

Geopolitical conditions, military conflicts, acts or threats of terrorism, natural disasters, pandemics, and other conditions or events beyond our control could adversely affect us.

Geopolitical conditions, military conflicts (including Russia’s invasion of Ukraine), acts or threats of terrorism, natural disasters, pandemics (including the COVID-19 pandemic), and other conditions or events beyond our control may adversely affect our business, results of operations, financial condition, or prospects. For example, military conflicts, acts or threats of terrorism, and political, financial, or military actions taken in response could adversely affect general economic, business, or market conditions and, in turn, us, especially as an intermediary within the financial system. In addition, nation states engaged in warfare or other hostile actions may directly or indirectly use cyberattacks against financial systems and financial-services companies like us to exert pressure on one another or other countries with influence or interests at stake. We also could be negatively impacted if our key personnel, a significant number of our employees, or our systems or infrastructure were to become unavailable or damaged due to a pandemic, natural disaster, war, act of terrorism, accident, or similar cause. These same risks and uncertainties arise too for the service providers and counterparties on whom we depend as well as their own third-party service providers and counterparties.

The most notable impact of COVID-19 on our results of operations was the significant impact to our customers, specifically those in the entertainment and advertising industries, and their ability and willingness to purchase our products and services. A significant number of our customers temporarily ceased operations during the pandemic. For instance, many movie theaters and other entertainment centers were forced to close or curtail their hours and, correspondingly, terminated or deferred their non-essential capital expenditures. The COVID-19 pandemic also adversely affected film production and the pipeline of feature films available in the short- and long-term. We were also required to temporarily close our screen manufacturing facility in Canada due to the governmental response to COVID-19, experienced lower revenues from field services, and saw a reduction in non-recurring time and materials-based services. The impact of any future outbreak of contagious disease, or a worsening or resurgence of COVID-19, is not readily ascertainable, is uncertain and cannot be predicted, but could have an adverse impact on the Company’s business, financial condition and results of operations.

In the case of Russia’s invasion of Ukraine, security risks as well as increases in fuel and other commodity costs, supply-chain disruptions, and associated inflationary pressures have impacted our business the most.

We may also experience one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: adverse effects on our strategic partners’ businesses or on the businesses of companies in which we hold equity stakes; impairment charges; extreme currency exchange-rate fluctuations; inability to recover costs from insurance carriers; and business continuity concerns for us, our customers and our third-party vendors.

These conditions and events and others like them are highly complex and inherently uncertain, and their effect on our business, results of operations, financial condition, and prospects in the future cannot be reliably predicted.

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance may depend on global, regional, economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from North American and European leaders. These events continue to develop and escalate, creating increasingly volatile global economic conditions. Resulting changes in North American trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” A trade war could result in increased costs for raw materials that we use in our manufacturing and could otherwise limit our ability to sell our products abroad. These increased costs would have a negative effect on our financial condition and profitability. Furthermore, events like the military conflict between Russia and Ukraine may increase the likelihood of supply interruptions and further hinder our ability to find the materials we need to make our products. If the conflict between Russia and Ukraine continues for a long period of time, or if other countries become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

Environmental, social and governance matters may impact our business and reputation.

Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance.

A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investments in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, companies’ efforts and impacts on climate change and human rights, ethics and compliance with law, diversity and the role of companies’ board of directors in supervising various sustainability issues.

ESG goals and values are embedded in our core mission and vision, and we consider their potential impact on the sustainability of our business over time and the potential impact of our business on society. However, in light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. This could lead to risk of litigation or reputational damage relating to our ESG policies or performance.

Further, possible actions to address ESG issues may not maximize short-term financial results and may yield financial results that conflict with the market’s expectations. We have and may in the future make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our ESG goals, which we believe will improve our financial results over the long-term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, financial condition, and operating results could be harmed.

The markets for our products and services are highly competitive and if market share is lost, we may be unable to lower our cost structure quickly enough to offset the loss of revenue.

The domestic and international markets for our product lines are highly competitive, evolving and subject to rapid technological and other changes. We expect the intensity of competition in each of these areas to continue in the future for a number of reasons including:

●	Certain of our competitors in the digital equipment industry have longer operating histories and greater financial, technical, marketing and other resources than we do, which, among other things, may permit them to adopt aggressive pricing policies. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues and our results of operations. Some of our competitors also have greater name and brand recognition and a larger customer base than us.

●	Some of our competitors are manufacturing their own digital equipment while we employ a distribution business model through our distribution agreements with NEC Display Solutions of America, Inc. (“NEC”), Barco, Inc. (“Barco”) and certain other suppliers. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues.

●	Suppliers could decide to utilize their current sales force to supply their products directly to customers rather than utilizing channels.

In addition, we face competition for consumer attention from other forms of entertainment, including streaming services and other forms of entertainment that may impact the cinema industry. The other forms of entertainment may be more attractive to consumers than those utilizing our technologies, which could harm our business, prospects and operating results.

For these and other reasons, we must continue to enhance our technologies and our existing products and services, and introduce new, high-quality technologies and products and services to meet the wide variety of competitive pressures that we face. If we are unable to compete successfully, our business, prospects and results of operations will be materially adversely impacted.

We depend in part on distributors, dealers and resellers to sell and market our products and services, and our failure to maintain and further develop our sales channels could harm our business.

In addition to our in-house sales force, we sell some of our products and services through distributors, dealers and resellers. As we do not have long-term contracts and these agreements may be cancelled at any time, any changes to our current mix of distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. If our distributors, dealers and resellers are not successful in selling our products, our revenue would decrease. In addition, our success in expanding and entering into new markets internationally will depend on our ability to establish relationships with new distributors. If we do not maintain our relationship with existing distributors or develop relationships with new distributors, dealers and resellers our ability to grow our business and sell our products and services could be adversely affected and our business may be harmed.

Our capital allocation strategy may not be successful, which could adversely impact our financial condition.

We intend to continue investing part of our cash balances in public and private companies and may engage in mergers, acquisitions and divestitures. We intend our holdings in public companies to be made in circumstances where we believe that we will be able to exercise some degree of influence or control. We may also continue to invest in private companies or other areas, including acquisitions of businesses. These types of holdings are riskier than holding our cash balances as bank deposits or, for example, conservative options such as treasury bonds or money market funds. There can be no assurance that we will be able to maintain or enhance the value or the performance of the companies in which we have invested or may invest in the future, or that we will achieve returns or benefits from these holdings. Under certain circumstances, significant declines in the fair values of these holdings may require the recognition of other-than-temporary impairment losses. We may lose all or part of our holdings relating to such companies if their value decreases as a result of their financial performance or for any other reason. If our interests differ from those of other investors in companies over which we do not have control, we may be unable to effect any change at those companies. We are not required to meet any diversification standards, and our holdings may continue to remain concentrated. In addition, we may seek to sell some or all of our existing businesses as part of our holding company strategy.

If our capital allocation strategy is not successful or we achieve less than expected returns from these holdings, it could have a material adverse effect on us. The Board of Directors may also change our capital allocation strategy at any time, and such changes could further increase our exposure, which could adversely impact us.

If we are unable to maintain our brand and reputation, our business, results of operations and prospects could be materially harmed.

Our business, results of operations and prospects depend, in part, on maintaining and strengthening our brand and reputation for providing high quality products and services. Reputational value is based in large part on perceptions. Although reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation. If problems with our products cause operational disruption or other difficulties, or there are delays or other issues with the delivery of our products or services, our brand and reputation could be diminished. Damage to our reputation could also arise from actual or perceived legal violations, product safety issues, data security breaches, actual or perceived poor employee relations, actual or perceived poor service, actual or perceived poor privacy practices, operational or sustainability issues, actual or perceived ethical issues or other events within or outside of our control that generate negative publicity with respect to us. Any event that has the potential to negatively impact our reputation could lead to lost sales, loss of new opportunities and retention and recruiting difficulties. If we fail to promote and maintain our brand and reputation successfully, our business, results of operations and prospects could be materially harmed.

Our operating margins may decline as a result of increasing product costs.

Our business is subject to pressure on pricing and costs caused by many factors, including supply chain disruption, intense competition, the cost of components used in our products, labor costs, constrained sourcing capacity, inflationary pressure, pressure from customers to reduce the prices we charge for our products and services, and changes in consumer demand. . Factors including global supply chain disruptions have resulted in shortages in labor, materials and services. Such shortages have resulted in cost increases, particularly for labor, and could continue to increase. Costs for the raw materials used to manufacture our products are affected by, among other things, energy prices, demand, fluctuations in commodity prices and currency, shipping costs and other factors that are generally unpredictable and beyond our control such as the escalating military conflict between Russia and Ukraine. Increases in the cost of raw materials used to manufacture our products or in the cost of labor and other costs of doing business internationally could have an adverse effect on, among other things, the cost of our products, gross margins, operating results, financial condition, and cash flows.

Our sales cycle can be long and timing of orders and shipments unpredictable, particularly with respect to large enterprises, which could harm our business and operating results.

The timing of our sales is difficult to predict, and customers typically order screen and other distribution products with limited advance notice which impacts our ability to forecast revenue and manage operations. For our managed service offerings, the sales cycle can be long and involve educating and achieving buy-in from multiple parts of a customer organization. As a result, the length and variable nature of customer ordering patterns and timing could materially adversely impact our business and results of operations.

We are substantially dependent upon significant customers who could cease purchasing our products at any time.

The Company’s top ten customers accounted for approximately 50% of consolidated products and services revenues during the three months ended March 31, 2024. Trade accounts receivable from these customers represented approximately [56]% of net consolidated receivables at March 31, 2024. One of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the three months ended March 31, 2024 and its net consolidated receivables as of March 31, 2024. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products and offers its services.

Government agencies in Canada have notified Strong/MDI that certain modifications are required to be made to the Joliette Plant in order to meet safety and emissions standards.

Strong/MDI has been informed by certain government agencies in Canada, including but not limited to, the Joliette Fire Department, and the Quebec Ministry of the Environment, that certain aspects of the Joliette Plant must be modified to fully comply with safety and emissions standards. Strong/MDI has implemented changes to address some, but not all, of the identified requirements.

The required modifications include installing new air evaluator and exhaust chimneys as well as modifying the walls and doors in the paint and coatings area to achieve a 2-hour fire resistance standard. In addition, it was required that we modify certain mezzanine areas to reduce their size and upgrade construction to non-combustible materials, add an additional exterior access, and purchase spill resistant pallets. If we fail to address the requirements, it could be possible that we could incur penalties or production could be interrupted. The expansion could cost more or take longer than our expectations and could result in production disruptions in the facility during the construction process.

Our business is subject to the economic and political risks of selling products in foreign countries.

We expect that international sales will continue to be important to our business for the foreseeable future. Foreign sales are subject to general political and economic risks, including the adverse impact of changes to international trade and tariff policies, including in the U.S. and China, which have created uncertainty regarding international trade, unanticipated or unfavorable circumstances arising from host country laws or regulations, unfavorable changes in U.S. policies on international trade and investment, the imposition of governmental economic sanctions on countries in which we do business, quotas, capital controls or other trade barriers, whether adopted by individual governments or addressed by regional trade blocks, threats of war, terrorism or governmental instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates, potential negative consequences from changes to taxation policies, restrictions on the transfer of funds into or out of a country and the disruption of operations from labor, political and other disturbances, such as the impact of the coronavirus and other public health epidemics or pandemics. Government policies on international trade and investment can affect the demand for our products, impact the competitive position of our products or prevent us from being able to sell or manufacture products in certain countries. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which we sell large quantities of products and services could negatively impact our business, financial condition and results of operations. For example, a government’s adoption of “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations. If we were unable to navigate the foreign regulatory environment, or if we were unable to enforce our contractual rights in foreign countries, our business could be adversely impacted. Any of these events could reduce our sales, limit the prices at which we can sell our products, interrupt our supply chain or otherwise have an adverse effect on our operating performance.

To the extent that orders are denominated in foreign currencies, our reported sales and earnings are subject to foreign exchange fluctuations. In addition, there can be no assurance that our remaining international customers will continue to accept orders denominated in U.S. dollars. For those sales which are denominated in U.S. dollars, a weakening in the value of foreign currencies relative to the U.S. dollar could have a material adverse impact on us by increasing the effective price of our products in international markets. Certain areas of the world are also more cost conscious than the U.S. market and there are instances where our products are priced higher than local manufacturers. We are also exposed to foreign currency fluctuations between the Canadian and U.S. dollar due to our screen manufacturing facility in Canada where a majority of its sales are denominated in the U.S. dollar while its expenses are denominated in Canadian currency. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates.

Any of these factors could adversely affect our foreign activities and our business, financial condition and results of operations.

The risk of non-compliance with U.S. and foreign laws and regulations applicable to our international operations could have a significant impact on our financial condition, results of operations and strategic objectives.

Our global operations subject us to regulation by U.S. federal and state laws and multiple foreign laws, regulations and policies, which could result in conflicting legal requirements. These laws and regulations are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. These laws and regulations include import and export control, environmental, health and safety regulations, data privacy requirements, international labor laws and work councils and anti-corruption and bribery laws such as the U.S. Foreign Corrupt Practices Act, the U.N. Convention Against Bribery and local laws prohibiting corrupt payments to government officials. We are subject to the risk that we, our employees, our affiliated entities, contractors, agents or their respective officers, directors, employees and agents may take action determined to be in violation of any of these laws. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our financial condition, results of operations and strategic objectives.

In addition, we are subject to Canadian and foreign anti-corruption laws and regulations such as the Canadian Corruption of Foreign Public Officials Act. In general, these laws prohibit a company and its employees and intermediaries from bribing or making other prohibited payments to foreign officials or other persons to obtain or retain business or gain some other business advantage. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted. Failure by us or our predecessors to comply with the applicable legislation and other similar foreign laws could expose us and our senior management to civil and/or criminal penalties, other sanctions and remedial measures, legal expenses and reputational damage, all of which could materially and adversely affect our business, financial condition and results of operations. Likewise, any investigation of any alleged violations of the applicable anti-corruption legislation by Canadian or foreign authorities could also have an adverse impact on our business, financial condition and results of operations.

A reversal of the U.S. economic recovery and a return to volatile or recessionary conditions in the United States or abroad could adversely affect our business or our access to capital markets in a material manner.

Worsening economic and market conditions, downside shocks, or a return to recessionary economic conditions could serve to reduce demand for our products and adversely affect our operating results. These economic conditions may also impact the financial condition of one or more of our key suppliers, which could affect our ability to secure product to meet our customers’ demand. In addition, a downturn in the cinema market could impact the valuation and collectability of certain receivables held by us. Our results of operations and the implementation of our business strategy could be adversely affected by general conditions in the global economy, including financial and economic conditions that are outside of our control, including those resulting from supply chain delays or interruptions, labor shortages, wage pressures, rising inflation, geopolitical events, or interruptions and other force majeure events, such as the COVID-19 pandemic. The most recent global financial crisis caused by COVID-19 resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business and could have a material adverse effect on us. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we sell our products.

Any potential future acquisitions, strategic investments, entry into new lines of business, divestitures, mergers or joint ventures may subject us to significant risks, any of which could harm our business.

Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, entry into new lines of business and markets or divesting of certain business lines or activities. In particular, over time, we may acquire, make investments in or merge with providers of product offerings that complement our business or may terminate such activities. Mergers, acquisitions, divestitures and entries into new lines of business include a number of risks and present financial, managerial and operational challenges, including but not limited to:

●	diversion of management attention from running our existing business;

●	possible material weaknesses in internal control over financial reporting;

●	increased expenses including legal, administrative and compensation expenses related to newly hired or terminated employees;

●	increased costs to integrate, develop or, in the case of a divestiture, separate the technology, personnel, customer base and business practices of the acquired, new or divested business or assets;

●	potential exposure to material liabilities not discovered in the due diligence process;

●	potential adverse effects on reported results of operations due to possible write-down of goodwill and other intangible assets associated with acquisitions;

●	potential damage to customer relationships or loss of synergies in the case of divestitures; and

●	unavailability of acquisition financing or inability to obtain such financing on reasonable terms.

Any acquired business, technology, service or product, or entry into a new line of business could significantly under-perform relative to our expectations, and may not achieve the benefits we expect. For all these reasons, our pursuit of an acquisition, investment, new line of business, divestiture, merger or joint venture could cause our actual results to differ materially from those anticipated.

Failure to effectively utilize or successfully assert intellectual property rights could negatively impact us.

We own or otherwise have rights to various trademarks and trade names used in conjunction with the sale of our products, the most significant of which is Strong®. We rely on trademark laws to protect these intellectual property rights. We cannot assure that these intellectual property rights will be effectively utilized or, if necessary, successfully asserted. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others, intellectual property rights necessary to support new product introductions. Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged in the future. Our failure to perfect or successfully assert intellectual property rights could harm our competitive position and could negatively impact us.

Natural disasters and other catastrophic events beyond our control could adversely affect our business operations and financial performance.

The occurrence of one or more natural disasters, such as fires, hurricanes, tornados, tsunamis, floods and earthquakes, geo-political events, such as civil unrest in a country in which our suppliers are located or terrorist or military activities disrupting transportation, communication or utility systems, or other highly disruptive events, such as nuclear accidents, public health epidemics or pandemics, such as the COVID-19 pandemic, unusual weather conditions or cyber-attacks, could adversely affect our operations and financial performance. In the event of a major disruption caused by the occurrence of any of the aforementioned events, we may lose the services of our employees or experience system interruptions, which could lead to diminishment of our business operations. Such events could result, among other things, in operational disruptions, physical damage to or destruction or disruption of one or more of our properties or properties used by third parties in connection with the supply of products or services to us, the lack of an adequate workforce in parts or all of our operations and communications and transportation disruptions. We cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business. These factors could also cause consumer confidence and spending to decrease or result in increased volatility in the United States and global financial markets and economy. Such occurrences could have a material adverse effect on us and could also have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

The insurance that we maintain may not fully cover all potential exposures.

We maintain property, business interruption and casualty insurance but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We are potentially at risk if one or more of our insurance carriers fail. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Fundamental Global Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Loss (unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited).
104	XBRL Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNDAMENTAL GLOBAL INC.

Date:	May 17, 2024	By:	/s/ D. Kyle Cerminara
D. Kyle Cerminara, Chief Executive Officer
(principal executive officer)

Date:	May 17, 2024	By:	/s/ Mark D. Roberson
Mark D. Roberson, Chief Financial Officer
(principal financial and accounting officer)

