Form 10-Q
period 2024-06-30
Fundamental Global Inc.
filed 2024-08-14
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of August 9, 2024 was 28,566,164.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fundamental Global Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2024 (unaudited)	December 31, 2023
ASSETS
Cash and cash equivalents	$5,850	$5,995
Accounts receivable (net of credit allowances of $53 and $40, respectively)	4,243	3,529
Inventories, net	2,548	1,482
Equity securities, at fair value (cost basis of $9,106 and $8,679, respectively)	5,063	10,552
Investments	38,491	17,469
Property, plant and equipment, net	3,118	11,115
Operating lease right-of-use assets	295	371
Finance lease right-of-use assets	1,071	1,258
Deferred policy acquisition costs	1,637	-
Reinsurance balances receivable (net of current expected losses allowance of $121 and $0, respectively)	18,139	-
Funds deposited with reinsured companies	8,055	-
Assets of discontinued operations	8,396	9,886
Other assets	1,498	486
Total assets	$98,404	$62,143

LIABILITIES
Accounts payable and accrued expenses	$6,832	$4,834
Deferred revenue and customer deposits	1,157	867
Loss and loss adjustment expense reserves	9,742	-
Unearned premium reserves	7,781	-
Operating lease liabilities	338	421
Finance lease liabilities	1,100	1,283
Short-term debt	2,614	2,294
Long-term debt, net of debt issuance costs	437	5,461
Deferred income taxes	2,735	3,075
Liabilities of discontinued operations	5,142	6,799
Other liabilities	90	102
Total liabilities	37,968	25,136

Commitments and contingencies (Note 14)	-	-

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par and liquidation value, 1,000,000 shares authorized; 894,580 shares issued and outstanding as of June 30, 2024	22,365	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 28,519,290 and 22,502,656 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	29	225
Additional paid-in capital	50,004	55,856
(Accumulated deficit) retained earnings	(8,390)	2,336
Treasury stock, 2,794,472 shares at cost as of December 31, 2023	-	(18,586)
Accumulated other comprehensive loss	(5,268)	(4,682)
Total Fundamental Global stockholders’ equity	58,740	35,149
Equity attributable to non-controlling interest	1,696	1,858
Total stockholders’ equity	60,436	37,007
Total liabilities and stockholders’ equity	$98,404	$62,143

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Net premiums earned	$3,697	$-	$4,472	$-
Net investment loss	(4,011)	(3,690)	(7,411)	(7,232)
Net product sales	4,782	3,794	9,417	7,564
Net services revenue	3,406	3,232	6,651	6,137
Total revenue	7,874	3,336	13,129	6,469

Expenses:
Net losses and loss adjustment expenses	2,094	-	2,460	-
Amortization of deferred policy acquisition costs	872	-	1,156	-
Costs of products	3,973	3,542	7,874	6,875
Costs of services	2,514	2,285	4,880	4,451
Selling expense	370	161	658	398
General and administrative expenses	4,104	3,559	7,493	5,693
(Gain) loss on impairment and disposal of assets	-	(5)	1,475	(5)
Total expenses	13,927	9,542	25,996	17,412
Loss from operations	(6,053)	(6,206)	(12,867)	(10,943)
Other income (expense):
Interest expense, net	(91)	(93)	(233)	(162)
Foreign currency transaction loss	(5)	-	(6)	(2)
Bargain purchase on acquisition and other income, net	-	1	1,858	24
Total other (expense) income, net	(96)	(92)	1,619	(140)
Loss from continuing operations before income taxes	(6,149)	(6,298)	(11,248)	(11,083)
Income tax (expense) benefit	74	14	91	7
Net loss from continuing operations	(6,075)	(6,284)	(11,157)	(11,076)
Net income from discontinued operations (Note 4)	150	893	785	1,694
Net loss	(5,925)	(5,391)	(10,372)	(9,382)
Net loss attributable to non-controlling interest	(143)	(118)	(160)	(118)
Dividends declared on Series A Preferred Shares	(447)	-	(516)	-
Loss attributable to common shareholders	$(6,229)	$(5,273)	$(10,728)	$(9,264)

Basic and diluted net (loss) income per common share:
Continuing operations	$(0.22)	$(0.63)	$(0.51)	$(1.15)
Discontinued operations	0.00	0.09	0.04	0.18
Total	$(0.22)	$(0.54)	$(0.47)	$(0.97)

Weighted average common shares outstanding:
Basic and diluted	28,518	9,705	22,651	9,564

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(5,925)	$(5,391)	$(10,372)	$(9,382)
Adjustment to postretirement benefit obligation	(7)	(4)	(7)	(9)
Currency translation adjustment:
Unrealized net change arising during period	(166)	558	(659)	486
Total other comprehensive (loss) income	(173)	554	(666)	477
Comprehensive loss	$(6,098)	$(4,837)	$(11,038)	$(8,905)

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Additional	Retained Earnings		Accumulated Other	Total Fundamental Global	Non-	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-In Capital	(Accumulated Deficit)	Treasury Stock	Comprehensive Loss	Stockholders’ Equity	controlling Interest	Stockholders’ Equity

Balance at December 31, 2023	-	$-	22,503	$225	$55,856	$2,336	$(18,586)	$(4,682)	$35,149	$1,858	$37,007
Retirement of treasury stock	-	-	(2,794)	-	(18,586)	-	18,586	-	-	-	-
Exchange of FGH common stock	-	-	(19,709)	(225)	225	-	-	-	-	-	-
FGF preferred and common stock outstanding at merger date	895	22,365	11,449	11	15,576	-	-	-	37,952	-	37,952
Retirement of FGF common stock held by FGH prior to merger	-	-	(2,755)	(3)	(3,692)	-	-	-	(3,695)	-	(3,695)
Issuance of common stock in connection with merger	-	-	19,675	20	-	-	-	-	20	-	20
Non-controlling interest allocation	-	-	-	-	(17)	-	-	-	(17)	17	-
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(69)	-	-	(69)	-	(69)
Net loss	-	-	-	-	-	(4,428)	-	-	(4,428)	(17)	(4,445)
Net other comprehensive loss	-	-	-	-	-	-	-	(437)	(437)	(56)	(493)
Stock-based compensation	-	-	-	-	327	-	-	-	327	-	327
Balance at March 31, 2024	895	$22,365	28,369	$28	$49,689	$(2,161)	$-	$(5,119)	$64,802	$1,802	$66,604
Net loss	-	-	-	-	-	(5,782)	-	-	(5,782)	(143)	(5,925)
Net other comprehensive loss	-	-	-	-	-	-	-	(149)	(149)	(24)	(173)
Non-controlling interest allocation	-	-	-	-	(61)	-	-	-	(61)	61	-
Vesting of restricted stock	-	-	150	1	(22)	-	-	-	(21)	-	(21)
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(447)	-	-	(447)	-	(447)
Stock-based compensation	-	-	-	-	398	-	-	-	398	-	398
Balance at June 30, 2024	895	$22,365	28,519	$29	$50,004	$(8,390)	$-	$(5,268)	$58,740	$1,696	$60,436

	Preferred Stock		Common Stock		Additional			Accumulated Other	Total	Non-	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Comprehensive Loss	Stockholders’ Equity	controlling Interest	Stockholders’ Equity

Balance at December 31, 2022	-	$-	22,264	$223	$53,882	$16,437	$(18,586)	$(5,258)	$46,698	$-	$46,698
Cumulative effect of adoption of accounting principle	-	-	-	-	-	(24)	-	-	(24)	-	(24)
Net loss	-	-	-	-	-	(3,989)	-	-	(3,989)	-	(3,989)
Net other comprehensive loss	-	-	-	-	-	-	-	(77)	(77)	-	(77)
Stock-based compensation	-	-	-	-	127	-	-	-	127	-	127
Balance at March 31, 2023	-	$-	22,264	$223	$54,009	$12,424	$(18,586)	$(5,335)	$42,735	$-	$42,735
Net loss	-	-	-	-	-	(5,273)	-	-	(5,273)	(118)	(5,391)
Net other comprehensive loss	-	-	-	-	-	-	-	566	566	(12)	554
IPO of Strong Global Entertainment, Inc. and issuance of Landmark warrant, net of costs	-	-	-	-	1,383	-	-	-	1,383	225	1,608
Non-controlling interest allocation	-	-	-	-	(1,147)	-	-	-	(1,147)	1,147	-
Payments of withholding taxes for net share settlement of equity awards	-	-	-	-	(104)	-	-	-	(104)	-	(104)
Stock-based compensation	-	-	-	-	910	-	-	-	910	-	910
Balance at June 30, 2023	-	$-	22,264	$223	$55,051	$7,151	$(18,586)	$(4,769)	$39,070	$1,242	$40,312

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(11,157)	$(11,076)
Adjustments to reconcile net loss to net cash used by operating activities:
Net unrealized holding loss on equity investments	6,377	4,538
Loss from equity method investments	1,806	2,694
Gain on acquisition of ICS assets	-	-
Net realized (gain) loss on sale of equity investments	(118)	-
Provision for (recovery of) doubtful accounts	30	(26)
Benefit from (provision for) obsolete inventory	(38)	30
Provision for warranty	3	6
Depreciation and amortization	454	344
Amortization and accretion of operating leases	168	59
Impairment of property and equipment	1,405	-
Gain on merger of FGF and FGF (Note 3)	(1,831)	-
Deferred income taxes	(16)	(57)
Stock compensation expense	725	1,037
Changes in operating assets and liabilities:
Reinsurance balances receivable	967	-
Deferred policy acquisition costs	127	-
Other assets	634	287
Loss and loss adjustment expense reserves	707	-
Unearned premium reserves	(2,964)	-
Accounts receivable	(386)	(57)
Inventories	(1,027)	395
Current income taxes	(458)	(16)
Accounts payable and accrued expenses	1,251	2,210
Deferred revenue and customer deposits	286	(584)
Operating lease obligations	(123)	(65)
Net cash used by operating activities from continuing operations	(3,178)	(281)
Net cash used by operating activities from discontinued operations	(572)	(2,305)
Net cash used by operating activities	(3,750)	(2,586)

Cash flows from investing activities:
Capital expenditures	(20)	(121)
Proceeds from sales of equity securities	1,154	198
Proceeds from sales of property and equipment	1,289	-
Cash acquired in Merger of FGF and FGH	1,903	-
Net cash provided by investing activities from continuing operations	4,326	77
Net cash used in investing activities from discontinued operations	(59)	(283)
Net cash provided by (used in) investing activities	4,267	(206)

Cash flows from financing activities:
Payment of dividends on preferred shares	(894)	-
Principal payments on short-term debt	(97)	(132)
Payment payments on long-term debt	(185)	(101)
Proceeds from Strong Global Entertainment initial public offering	-	2,411
Payments of withholding taxes for net share settlement of equity awards	-	(104)
Payments on finance lease obligations	(120)	(66)
Net cash (used in) provided by financing activities from continuing operations	(1,296)	2,008
Net cash provided by financing activities from discontinued operations	477	1,930
Net cash (used in) provided by financing activities	(819)	3,938

Effect of exchange rate changes on cash and cash equivalents from continuing operations	3	(3)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(11)	34
Net (decrease) increase in cash and cash equivalents from continuing operations	(145)	1,801
Net decrease in cash and cash equivalents from discontinued operations	(165)	(624)
Net (decrease) increase in cash and cash equivalents	(310)	1,177
Cash and cash equivalents from continuing operations at beginning of period	5,995	3,063
Cash and cash equivalents from continuing operations at end of period	$5,850	$4,864

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Fundamental Global Inc. (“Fundamental Global”, the “Company”, “we”, or “us”), formerly known as FG Financial Group, Inc. (“FGF”), is engaged reinsurance, asset management/merchant banking, manufacturing and managed services.

On February 29, FGF and FG Group Holdings, Inc. (“FGH”) closed the plan of merger to combine the companies in an all-stock transaction (the “Merger”). In connection with the Merger, FGH common stockholders received one share of FGF common stock for each share of common stock of FGH held by such stockholder. Upon completion of the Merger, the combined company was renamed to Fundamental Global and the common stock and Series A cumulative preferred stock of the combined company continue to trade on the Nasdaq under the tickers “FGF” and “FGFPP,” respectively. See Note 3 for additional details.

On May 3, 2024, Strong Global Entertainment, Inc. (“Strong Global Entertainment”) entered into an acquisition agreement (the “Acquisition Agreement”) with FG Acquisition Corp., a special purpose acquisition company (“FGAC”), Strong/MDI, FGAC Investors LLC, and CG Investments VII Inc. (together with FGAC Investors LLC, the “Sponsors”), pursuant to which FGAC intends to acquire, directly or indirectly, all of the outstanding shares in the capital of one of its wholly-owned subsidiary, Strong/MDI Screen Systems, Inc. (“Strong/MDI”). As a result of the acquisition, Strong/MDI will become a wholly-owned subsidiary of FGAC. See Note 4 for additional details.

On May 30, 2024, the Company and Strong Global Entertainment entered into a definitive arrangement agreement and plan of arrangement to combine the companies in an all-stock transaction (the “Arrangement”). Upon completion of the arrangement, the stockholders of Strong Global Entertainment will receive 1.5 common shares of the Company for each share of Strong Global Entertainment. The transaction is expected to close in the third quarter of 2024, subject to customary closing conditions, including any necessary stockholder approval. Following the closing, Strong Global Entertainment will cease to exist, and its Common Shares will be delisted from NYSE American and deregistered under the Exchange Act.

As of June 30, 2024, Fundamental Global GP, LLC (“FG”) and its affiliated entities collectively beneficially owned approximately 28.2% of our common stock. D. Kyle Cerminara, our Chief Executive Officer and the Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

Business Segments

The Company conducts business through its three reportable segments including reinsurance, asset management, which includes merchant banking services, and Strong Global Entertainment which includes manufacturing and managed services to cinemas and entertainment venues. The operating segments are determined based on the business activities, and reflect the manner in which financial information is currently evaluated by management.

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

As of June 30, 2024, the Company had eight active reinsurance contracts, including participating in a Funds at Lloyds (“FAL”) syndicate covering risks written by the syndicate during the 2021, 2022 and 2023 calendar years.

Asset Management

In December 2020, the Company formed FG Management Solutions LLC (“FGMS”), formerly known as FG SPAC Solutions, LLC, a Delaware company, to facilitate the launch of the Company’s “SPAC Platform.” Under the SPAC Platform, the Company provides various strategic, administrative, and regulatory support services to newly formed SPACs for a monthly fee. Additionally, the Company co-founded a partnership, FG Merchant Partners, LP (“FGMP”), formerly known as FG SPAC Partners, LP, to participate as a co-sponsor for newly formed SPACs.

In the third quarter of 2022, the Company announced the expansion of its growth strategy through the formation of a merchant banking division, which has facilitated the launch of several merchant banking projects, including FG Communities, Inc. (“FGC”), a self-managed real estate company focused on a growing portfolio of manufactured housing communities which are owned and operated by FGC, and Craveworthy LLC (“Craveworthy”), an innovative fast casual restaurant platform company.

Strong Global Entertainment

Strong Global Entertainment is a leader in the entertainment industry providing mission critical products and services to cinema exhibitors and entertainment venues for over 90 years. The Company is a holding company and conducts business through its wholly-owned operating subsidiaries: Strong/MDI Screen Systems, Inc. (“Strong/MDI”) is a leading premium screen and projection coatings supplier in the world, and Strong Technical Services, Inc. (“STS”) provides comprehensive managed service offerings with 24/7/365 support nationwide to ensure solution uptime and availability.

On May 15, 2023, Strong Global Entertainment completed an initial public offering (“IPO”) of its Class A Voting Common Shares without par value (“Common Shares”). The IPO closed on May 18, 2023 and Strong Global Entertainment completed its separation from Fundamental Global, formerly FG Group Holdings, Inc. Following this transaction, Strong Global Entertainment became a separate publicly listed company, and FG Group Holdings holds approximately 76% of the Class A common shares and 100% of the Class B common shares as of June 30, 2024. As the Company continues to be the majority shareholder of Strong Global Entertainment, the financial results of Strong Global Entertainment are presented on a consolidated basis in the Company’s condensed consolidated financial statements. The Company reports the noncontrolling interest in Strong Global Entertainment as a component of equity separate from the Company’s equity. The Company’s net loss excludes the net loss attributable to the noncontrolling interest. Strong Global Entertainment’s Common Shares are listed on the NYSE American under the ticker symbol “SGE.” See information regarding the Arrangement above, pursuant to which the Company intends to acquire Strong Global Entertainment.

Other

The Company owned and operated its Digital Ignition technology incubator and co-working facility in Alpharetta, Georgia. During the first quarter of 2024, the Company’s board authorized the sale of Digital Ignition and on April 16, 2024, the Company completed the sale of the Digital Ignition building and wholly owned subsidiary for proceeds of $6.5 million. In April 2024, the Company received approximately $1.3 million in cash, after payment of closing costs and repayment of debt at closing. In connection with the sale of the land and building, the Company recorded a non-cash impairment charge of approximately $1.4 million during the first quarter of 2024 to adjust the carrying value of the assets to the fair market value less costs to sell.

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

As a result of the reverse merger of FGF and FGH (see Note 3), the condensed consolidated financial statements for the periods prior to the merger represent the results of FGH, as the accounting acquirer. For periods subsequent to the merger, the condensed consolidated financial statements represent the combined results of FGH and FGF. In addition, the current and historical financial results of Strong Studios and Strong/MDI, Inc are presented as discontinued operations and are excluded from results from continuing operations in the accompanying condensed consolidated financial statements.

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

The determination of whether a legal entity is consolidated under either model is reassessed where there is a substantive change in the governing documents or contractual arrangements of the entity, to the capital structure of the entity or in the activities of the entity. Management continuously reassesses whether it should consolidate under either model.

The Company’s risk of loss associated with its non-consolidated VIEs is limited. As of June 30, 2024 the carrying value and maximum loss exposure of the Company’s non-consolidated VIE’s was $16.4 million.

See Note 5 for further information regarding the Company’s investments.

Investments in Equity Securities and Other Investments

Investments in equity securities other than those accounted for using the equity method and those without readily determinable fair value, are carried at fair value with subsequent changes in fair value recorded to the condensed consolidated statements of operations as a component of net investment income.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include investments, cash, accounts receivable and deposits with reinsured companies. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of June 30, 2024, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits. The Company sells its products to a large number of customers in many different geographic regions. To minimize credit risk related to accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition.

The Company’s top ten customers accounted for approximately 45% and 44% of consolidated products and services revenues during the three and six months ended June 30, 2024, respectively. Trade accounts receivable from these customers represented approximately 61% of net consolidated receivables at June 30, 2024. One of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the six months ended June 30, 2024 and its net consolidated receivables as of June 30, 2024. While Management believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products and offers its services.

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

The Company combines contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation. If an arrangement involves multiple performance obligations, the items are analyzed to determine the separate units of accounting, whether the items have value on a standalone basis and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost plus margin approach. Management estimates the amount of total contract consideration the Company expects to receive for variable arrangements by determining the most likely amount we expect to earn from the arrangement based on the expected quantities of services the Company expects to provide and the contractual pricing based on those quantities. The Company only includes some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is subsequently resolved. Management considers the sensitivity of the estimate, the Company’s relationship and experience with the client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

As discussed in more detail below, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company typically does not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

The Company recognizes contract assets or unbilled receivables related to revenue recognized for services completed but not yet invoiced to the clients. Unbilled receivables are recorded as accounts receivable when we have an unconditional right to contract consideration. A contract liability is recognized as deferred revenue when we invoice clients, or receive cash, in advance of performing the related services under the terms of a contract. Deferred revenue is recognized as revenue when we have satisfied the related performance obligation.

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of June 30, 2024 or December 31, 2023.

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

The financial assets included in the caption “Reinsurance balances recoverable” in the Company’s consolidated balance sheets are carried at amortized cost and therefore affected by ASU 2016-13. Management calculates an allowance for expected credit losses for its reinsurance balances receivable by applying a Probability of Default / Loss Given Default model. The model considers both the external collectability history as well as external loss history. The external loss history that Management utilizes includes a long-term probability of liquidation study specific to insurance companies. Additionally, the life of each of the Company’s reinsurance treaties is also considered as the probability of default is calculated over the contractual length of the reinsurance contracts. The credit worthiness of a counterparty is evaluated by considering the credit ratings assigned by independent agencies and individually evaluating all the counterparties. The Company updates the model each quarter and adjusts the balance accordingly. There was no change to the allowance during the second quarter of 2024.

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

Funds Deposited for Benefit of Reinsured Companies

“Funds Deposited with Reinsured Companies” on the Company’s consolidated balance sheets includes amounts held to support our reinsurance contracts. As of June 30, 2024, the total cash collateral posted to support all of our reinsurance treaties was approximately $8.1 million.

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of June 30, 2024.

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

Recent Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (“CODM”) evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is currently evaluating the impact of this accounting standard update on our consolidated financial statements.

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

Per ASC 805, the acquirer measures the identifiable assets acquired and the liabilities assumed at their acquisition-date fair values. The Company determined the fair value of the FGF assets and liabilities as of February 29, 2024 was approximately $17.4 million. In a reverse acquisition, generally the legal acquirer (accounting acquiree) issues consideration in the transaction. As such, the fair value of the consideration transferred is determined based on the number of equity interests the accounting acquirer (legal acquiree) would have had to issue to the owners of the legal acquirer (accounting acquiree) in order to provide the same ratio of ownership of equity interests in the combined entity as a result of the reverse acquisition. Management determined total consideration was $15.6 million, which resulted in a bargain purchase gain of $1.8 million. Management evaluated the bargain purchase gain and revisited the value of the individual assets acquired and liabilities assumed in the merger and determined that no adjustments to reduce the fair value of the assets or increase the fair value of the liabilities assumed were necessary.

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

As stated in ASC 805, Business Combinations, the acquirer in a business combination has a period of time, referred to as the measurement period, to finalize the accounting for a business combination. The measurement period provides companies with a reasonable period of time to determine the value of identifiable tangible and intangible assets acquired, liabilities assumed, and the consideration transferred for the acquiree. The measurement period ends when the acquirer receives all necessary information about the facts and circumstances that existed as of the acquisition date for the provisional amounts (or otherwise learns that more information is not obtainable); however, the measurement period cannot exceed one year from the acquisition date. Management is in the process of finalizing the acquisition purchase price, which remains subject to change.

The amounts of revenue and earnings of FGF included in the Company’s condensed consolidated statement of operations from the acquisition date to June 30, 2024 are as follows:

(in thousands)
Revenue	$3,767
Net income	$285

The following represents the pro forma consolidated income statement as if FGF had been included in the condensed consolidated results of the Company for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Revenue	$13,004	$12,996
Net loss	$(12,356)	$(8,032)

Note 4. Discontinued Operations

Strong/MDI

On May 3, 2024, Strong Global Entertainment entered into an acquisition agreement (the “Acquisition Agreement”) with FG Acquisition Corp., a special purpose acquisition company (“FGAC”), Strong/MDI, FGAC Investors LLC, and CG Investments VII Inc. (together with FGAC Investors LLC, the “Sponsors”). FGAC’s currently issued and outstanding Class A restricted voting shares (the “Class A Restricted Voting Shares”) and share purchase warrants (the “Warrants”) are listed on the Toronto Stock Exchange (the “TSX”). In addition, FGAC has approximately 2.9 million Class B shares (the “Class B Shares”) issued and outstanding.

Pursuant to the Acquisition Agreement, FGAC intends to acquire, directly or indirectly, all of the outstanding shares in the capital of Strong/MDI (the “MDI Acquisition”). As a result of the MDI Acquisition, Strong/MDI will become a wholly-owned subsidiary of FGAC. The MDI Acquisition values Strong/MDI at a pre-money valuation of $30 million (as adjusted pursuant to the Acquisition Agreement, the “MDI Equity Value”). On Closing, FGAC will satisfy the Purchase Price (as defined in the Acquisition Agreement) with: (i) cash, in an amount equal to 25% of the net proceeds of a concurrent private placement, if any (the “Cash Consideration”), (ii) the issuance to the Company of preferred shares (“Preferred Shares”) with an initial preferred share redemption amount of $9.0 million, and (iii) the issuance to the Company of that number of Common Shares equal to (a) the MDI Equity Value minus (x) the Cash Consideration and (y) the Preferred Shares, divided by (b) $10.00. The Purchase Price is also subject to a working capital adjustment, if any.

Management evaluated the classification of Strong/MDI as a discontinued operation as of June 30, 2024 and determined Strong/MDI is a component of an entity and represented a discontinued operation. Accordingly, Strong/MDI has been included as part of discontinued operations for all periods presented.

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

Strong Studios

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

Management evaluated the classification of the content business as a discontinued operation as of December 31, 2023. The content business included employees and operations that were dedicated solely to that portion of the overall business. In addition, the Company’s accounting system and bank accounts were set up in a manner that allowed for the cash flows to be clearly distinguished from the rest of the entity. Management determined its content business is a component of an entity and represented a discontinued operation effective December 31, 2023. Accordingly, the content business has been included as part of discontinued operations for all periods presented. As noted above, management began implementing the exit plan in late December 2023. All employees of the content business were notified of the Company’s plans to exit the business in December and management immediately began working to implement the exit plan.

In connection with the plan to exit the content business, the Company shut down the acquired Unbounded operations effective December 31, 2023.

The Company also entered into a letter of intent during December 2023 and executed a Stock Purchase Agreement effective January 1, 2024 for the sale of the majority of the Strong Studios operations. As a result, the Company has classified the assets and liabilities to reflected as discontinued operations as of December 31, 2023. The assets and liabilities transferred to the purchaser during the first quarter of 2024.

Pursuant to the Stock Purchase Agreement, the Company transferred the Strong Studios legal entity and all assets and liabilities related to Strong Studios, except the assets and liabilities related to Safehaven. The Stock Purchase Agreement included a sales price of $0.6 million in cash, to be paid in installments, and assumption of certain liabilities of Strong Studios. In addition to the $0.6 million purchase price, the Company could recoup its investments in the underlying projects in the future if they projects are profitably commercialized. The first installment payment was due in February 2024, but the payment has not been received from the purchaser, and management is uncertain if the cash purchase price will ultimately be received. As a result, the Company has adjusted the carrying value of the net assets related to Strong Studios to $0.

The Safehaven series was not transferred as part of the Stock Purchase Agreement as the Company and the other investors in the series were involved in a dispute relating to the financial management of the project. As a result of the dispute and the impact on the Company’s ability to predict any future revenue participation from the sale/license of the series, the carrying value of the assets and liabilities was adjusted to $0. In July 2024, the Company resolved the dispute, which did not result in any cash payments or a material impact to its current period financial statements. In addition, the Company maintained a right to receive distributions to recover its investment and to participate in series profits (if any).

The major classes of assets and liabilities included as part of discontinued operations are as follows (in thousands):

	June 30, 2024			December 31, 2023
	Strong/MDI	Strong Studios	Total	Strong/MDI	Strong Studios	Total

Cash	$484	$-	$484	$649	$-	$649
Accounts receivable, net	2,919	-	2,919	2,948	27	2,975
Inventories	2,460	-	2,460	2,598	-	2,598
Other current assets	640	-	640	743	7	750
Property, plant and equipment, net	987	-	987	1,105	-	1,105
Goodwill and intangible assets	906	-	906	903	-	903
Film & TV programming rights	-	-	-	-	906	906
Total assets of discontinued operations	$8,396	$-	$8,396	$8,946	$940	$9,886

Accounts payable and accrued expenses	$1,836	$-	$1,836	$2,376	$1,321	$3,697
Deferred revenue and customer deposits	304	-	304	469	-	469
Short-term debt	2,895	-	2,895	2,438	-	2,438
Long-term debt	-	-	-	-	71	71
Deferred income tax liabilities, net	107	-	107	125	-	125
Total liabilities of discontinued operations	$5,142	$-	$5,142	$5,408	$1,392	$6,800

The major line items constituting the net loss from discontinued operations are as follows (in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Strong/MDI	Strong Studios	Total	Strong/MDI	Strong Studios	Total
Net revenues	$3,940	$-	$3,940	$4,617	$6,379	$10,996
Cost of revenues	2,358	110	2,468	2,763	1,985	4,748
Gross profit	1,582	(110)	1,472	1,854	4,394	6,248
Selling and administrative expenses	1,145	204	1,349	899	3,600	4,499
Income (loss) from operations	437	(314)	123	955	794	1,749
Other expense	62	-	62	(487)	-	(487)
Income (loss) from discontinued operations before taxes	499	(314)	185	468	794	1,262
Income tax expense	(35)	-	(35)	(369)	-	(369)
Net income (loss) from discontinued operations	$464	$(314)	$150	$99	$794	$893

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Strong/MDI	Strong Studios	Total	Strong/MDI	Strong Studios	Total
Net revenues	$7,327	$-	$7,327	$8,051	$6,379	$14,430
Cost of revenues	4,394	205	4,599	4,895	1,985	6,880
Gross profit	2,933	(205)	2,728	3,156	4,394	7,550
Selling and administrative expenses	1,783	131	1,914	1,595	3,792	5,387
Loss (gain) on disposal of assets	2	-	2	-	(1)	(1)
Income (loss) from operations	1,148	(336)	812	1,561	603	2,164
Other income (expense)	141	-	141	(407)	-	(407)
Income (loss) from discontinued operations before taxes	1,289	(336)	953	1,154	603	1,757
Income tax expense	(168)	-	(168)	(63)	-	(63)
Net income (loss) from discontinued operations	$1,121	$(336)	$785	$1,091	$603	$1,694

Note 5. Equity Holdings and Fair Value Disclosures

As of June 30, 2024, the Company held approximately $43.6 million in investments and equity holdings, of which approximately $22.5 million were owned by its reinsurance subsidiary, FGRe, where the Company uses such investment and equity holdings to support the capital structure of its reinsurance business.

The Company accounts for each of its equity holdings using either the fair value method, the equity method and the cost method as summarized below as of June 30, 2024 (in thousands):

			Equity Method
	Fair Value Method	Cost Method	FG Merger Partners, LLC	FGAC Investors LLC	FG Merger Investors LLC	GreenFirst Forest Products Holdings LLC	Total
Investments in publicly traded companies:
GreenFirst Forest Products common shares	$4,400	$-	$-	$-	$-	$382	$4,782
FG Acquisition Corp. common shares and warrants	-	-	2,208	8,384	-	-	10,592
iCoreConnect preferred shares and warrants	-	-	2,733	-	5,136	-	7,869
Oppfi common shares and warrants	663	-	-	-	-	-	663
Hagerty warrants	-	-	646	-	-	-	646
Investments in privately held companies:
FG Communities common and preferred shares	-	2,288	2,003	-	-	-	4,291
Firefly Systems preferred shares	-	12,898	-	-	-	-	12,898
Craveworthy common shares and note	-	200	1,456	-	-	-	1,656
Other	-	157	-	-	-	-	157
Total	$5,063	$15,543	$9,046	$8,384	$5,136	$382	$43,554

As of December 31, 2023, the Company’s only equity method holding consisted for FGH’s equity interests in FGF which was held through its investment in FG Financial Holdings, LLC, which was eliminated in connection with the Merger and its holdings in GreenFirst was accounted for using the fair value method and its investment in Firefly was accounting for using the cost method.

Fair Value Method Holdings

The carrying value of fair value method holdings is determined based on the security’s trading price multiplied by the number of shares held. The following table summarizes the Company’s fair value method holdings as of June 30, 2024 and December 31, 2023 (in thousands):

As of June 30, 2024	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
GreenFirst common stock	$8,679	$-	$(4,279)	$4,400
OppFi common stock and warrants	427	236	-	663
Total fair value method holdings	$9,106	$236	$(4,279)	$5,063

As of December 31, 2023	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
GreenFirst common stock	$8,679	$1,873	$-	$10,552
Total fair value method holdings	$8,679	$1,873	$-	$10,552

The carrying value of fair value method holdings is determined based on the security’s trading price multiplied by the number of shares held.

GreenFirst Forest Products Inc. (“GreenFirst”) is a publicly-traded Canadian company focused on environmentally sustainable forest management and lumber production.  The Company holds shares of GreenFirst directly that are accounted for at fair value of $4.4 million based on observable quoted market prices. The Company also holds approximately $0.4 million of GreenFirst common shares through an equity method investment in GreenFirst Forest Products Holdings LLC (see Equity Method Investments below).

OppFi Inc. (“OppFi”) is a publicly-traded tech-enabled, mission-driven specialty finance platform that broadens the reach of community banks to extend credit access to everyday Americans. The Company accounts for its common shares and warrants of OppFi using the fair value method based on observable quoted market prices.

Equity Method Holdings

As of December 31, 2023, the Company’s only equity method holding consisted for FGH’s equity interests in FGF which was held through its investment in FG Financial Holdings, LLC, which was eliminated in connection with the Merger.

On January 4, 2021, FGMP was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners, as well as other merchant banking interests. The Company is the sole managing member of the general partner of FGMP and holds a limited partner interest of approximately 50% in FGMP directly and through its subsidiaries. FGMP participates as a co-sponsor of the SPACs launched under our SPAC Platform as well as merchant banking initiatives.

For the three and six months ended June 30, 2024, the Company recorded an equity method gain from FGMP of approximately $28,000 and $64,000, respectively. No capital contributions were made to FGMP during the quarter or six months ended June 30, 2024. Of the $9.0 million carrying value of our holding in FGMP at June 30, 2024 the Company may allocate up to approximately $0.4 million to incentivize and compensate individuals and entities for the successful merger of SPACs launched under our platform.

The Company holds direct limited liability company interests in FGAC Investors LLC, which holds investments in FG Acquisition Corp., in FG Merger Investors LLC, which holds investments in iCoreConnect, and GreenFirst Forest Products Holdings, LLC, which holds investments in GreenFirst. Management determined that it has the ability to exercise significant influence over FGAC Investors LLC, FG Merger Investors LLC and GreenFirst Forest Products Holdings LLC, and accounts for each of these investments under the equity method of accounting.

For the three and six months ended June 30, 2024, the Company recorded an equity method loss on FG Merger Investors of approximately $30,000 and $22,500, respectively. The Company recorded an equity method loss from GreenFirst Forest Products Holdings LLC of approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2024, respectively, and a loss of $0.7 million and $0.6 million from FGAC Investors LLC for the three and six months ended June 30, 2024, respectively.

Financial information for our investments accounted for under the equity method, in the aggregate, is as follows (in thousands):

As of June 30, 2024
Other investments	$74,232
Cash	527
Other assets	20
Total assets	74,779

Total liabilities	61

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
(in thousands)
Net investment (loss) income	$(503)	$101
Other income	2	22
General and administrative expenses	(23)	(48)
Net (loss) income	(523)	75

Certain investments held by our equity method investees are valued using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility and discount for lack of marketability of the underlying investment. Our investees estimate the volatility of these investments based on the historical performance of various broad market indices blended with various peer companies which they consider as having similar characteristics to the underlying investment, as well as consideration of price and volatility of relevant publicly traded securities such as SPAC warrants. Our investees also consider the probability of a successful merger when valuing equity for SPACs that have not yet closed. Actual results from those investments over time could vary significantly from estimates using Monte-Carlo simulation and option pricing models.

Cost Method Investments without Readily Determinable Fair Value

In addition to our equity method and fair value method holdings, other holdings which do not have a readily determinable fair value are accounted for at their cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions. When the Company observes an orderly transaction of an investee’s identical or similar equity securities, the Company adjusts the carrying value based on the observable price as of the transaction date. Any profit distributions the Company receives on these investments are included in net investment income. The Company is not aware of any issuances of identical or similar equities during the six months ended June 30, 2024. As a result, the carrying value of holdings without readily determinable fair value did not change during the three and six months ended June 30, 2024.

Other Holdings

The Company’s other holdings includes a convertible promissory note and a senior unsecured promissory note.

On September 29, 2023, the Company invested $250,000 in a convertible promissory note with ThinkMarkets, of which $125,000 has been repaid through June 30, 2024. The promissory note has an interest rate of 15% annually, with interest payments due monthly, and matures on August 1, 2025. Commencing upon the closing of the contemplated business combination, the Company has the option to convert any unpaid loan amount and all accrued and unpaid interest into fully paid shares of FGAC common stock, at a conversion price of $5.00 per share. The Company evaluated the convertible promissory note’s settlement provisions and elected the fair value option to value this instrument. Under the fair value election, the convertible promissory note is measured initially and subsequently at fair value. As of June 30, 2024, the fair value was calculated to be $125,000.

On March 16, 2023, the Company invested $200,000 in a senior unsecured loan to Craveworthy. The loan had an interest rate of 13% and a maturity of March 15, 2024. The senior unsecured note was amended to a convertible bridge loan on October 17, 2023, and the maturity date was changed to October 16, 2024. The $200,000 principal and any interest accrued may be prepaid voluntarily by Craveworthy but is not required to be paid until the date of maturity. As of June 30, 2024, the entire principal amount of $200,000 as well as approximately $35,000 of accrued interest was outstanding.

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

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional investment managers and appraisers could be incorrect;

●	the past operating performance and cash flows generated from the investee’s operations may not reflect their future performance; and

●	the estimated fair values for investment for which observable market prices are not available are inherently imprecise.

The Company did not record an impairment on its holdings during the quarter or six months ended June 30, 2024.

Net investment loss for the three and six months ended June 30, 2024 is as follows (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Investment loss:
Realized gain on common stock	$354	$495
Change in unrealized holding on common stock	(3,671)	(6,375)
Loss on equity method holdings	(962)	(1,806)
Other	268	275
Net investment loss	$(4,011)	$(7,411)

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

Financial instruments measured, on a recurring basis, at fair value as of June 30, 2024 and December 31, 2023 in accordance with the guidance promulgated by the FASB are as follows (in thousands):

As of June 30, 2024	Level 1	Level 2	Level 3	Total
Oppfi common stock and warrants	$663	$–	$–	$663
GreenFirst common stock	4,400	–	–	4,400
ThinkMarkets convertible note	–	–	125	125
Craveworthy convertible bridge loan	–	–	200	200
	$5,063	$–	$325	$5,388

As of December 31, 2023
GreenFirst common stock	$10,552	$–	$–	$10,552
	$10,552	$–	$–	$10,552

On September 29, 2023, the Company invested $250,000 in a convertible promissory note with ThinkMarkets, of which $125,000 has been repaid through June 30, 2024. As of June 30, 2024, the Company approximates the fair value of the note to be $125,000. On March 16, 2023, the Company invested $200,000 in a senior unsecured loan to Craveworthy. The senior unsecured note was amended to a convertible bridge loan on October 17, 2023, and the maturity date was changed to October 16, 2024. As of June 30, 2024, the Company approximates the fair value of the bridge loan to be $200,000.

The following tables provide a reconciliation of the fair value of recurring Level 3 fair value measurements for the six months ended June 30, 2024 (in thousands):

Assets:
Convertible notes
Beginning balance	-
Increase as a result of Merger (Note 3)	450
Increase in fair value of convertible note	-
Repayments	(125)
Balance, June 30, 2024	$325

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

Under the terms of certain of our quota-share agreements, and due to the nature of claims and premium reporting, a lag exists between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. We report the results of reinsurance contracts on a lag ranging from 1 month to 3 months depending on the availability of information from the cedants. While the Company believes its estimate of loss and loss adjustment expense reserves are adequate as of June 30, 2024, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. The Company will continue to monitor the appropriateness of its assumptions as new information is provided.

A summary of changes in outstanding loss and loss adjustment expense reserves for the six months ended June 30, 2024 is as follows (in thousands):

Balance, beginning of period, net of reinsurance	$9,036
Incurred related to:
Current year	2,396
Prior year	375
Paid related to:
Current year	(1,767)
Prior years	(298)
Balance, June 30, 2024, net of reinsurance	$9,742

Note 7. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials and components	$-	$-
Work in process	10	6
Finished goods, net of reserve	2,538	1,476
	$2,548	$1,482

The inventory balances are net of reserves of approximately $0.4 million as of both June 30, 2024 and December 31, 2023. The inventory reserves primarily related to the Company’s finished goods inventory. A rollforward of the inventory reserve for the six months ended June 30, 2024, is as follows (in thousands):

Inventory reserve balance at December 31, 2023	$384
Inventory write-offs during 2024	25
Benefit from inventory reserve during 2024	(38)
Inventory reserve balance at June 30, 2024	$371

Note 8. Property, Plant and Equipment

Property, plant and equipment include the following (in thousands):

	June 30, 2024	December 31, 2023
Land	$47	$2,342
Buildings and improvements	3,367	9,469
Machinery and other equipment	671	678
Office furniture and fixtures	332	377
Total property, plant and equipment, cost	4,417	12,866
Less: accumulated depreciation	(1,299)	(1,751)
Property, plant and equipment, net	$3,118	$11,115

As discussed in Note 1, the Company sold the Digital Ignition business during the second quarter of 2024.

Depreciation expense approximated $0.1 million and $0.2 million during the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and $0.4 million during the six months ended June 30, 2024 and 2023, respectively.

Note 9. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of June 30, 2024 and December 31, 2023.

The Tax Cuts and Jobs Act (the Tax Act) provides for a territorial tax system, which began in 2018. It includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The GILTI provisions also allow for a high-tax exclusion if the effective tax rate of the tested income is greater than 18.9%. The Company has evaluated these regulations in determining the appropriate amount of the inclusion for the tax provision. The effective tax rate on the tested income is greater than 18.9%; thus, the Company is utilizing the GILTI high-tax exclusion for purposes of the tax provision for the three and six months ended June 30, 2024, as well as December 31, 2023.

The Tax Code requires U.S. shareholders to include its share of its Controlled Foreign Corporation’s (CFC) income from dividends, interest, rents, and various other types of income, called Subpart F Income. During the three and six months ended June 30, 2024, the Company incurred interest income from its foreign CFC’s as additional taxable income in this provision, which is fully offset by net operating losses.

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

The Company is subject to possible examinations not yet initiated for Federal purposes for the fiscal years 2020 through 2022. The Company is also subject to possible examinations for state and local purposes. In most cases, these examinations in the state and local jurisdictions remain open based on the particular jurisdiction’s statute of limitations.

Note 10. Equity Incentive Plan Grants

On December 15, 2021, our shareholders approved the FG Financial Group, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to attract and retain directors, consultants, officers and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2021 Plan is administered by the Compensation and Management Resources Committee of the Board and has a term of ten years. The 2021 Plan awards may be in the form of stock options (which may be incentive stock options or nonqualified stock options), stock appreciation rights (or “SARs”), restricted shares, restricted share units (or “RSUs”), and other share-based awards, and provides for a maximum of 1,500,000 shares available for issuance. On March 24, 2023, the Company’s board of directors approved an amendment to the 2021 Plan to increase the number of shares available for issuance from 1,500,000 to 2,000,000. As of June 30, 2024, there were approximately 0.3 million shares remaining available for future issuance.

In addition, on March 24, 2023, the board of directors approved an employee stock purchase plan (“ESPP Plan”) whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company’s common shares in the open market. The Company matches 100% of the employee’s contribution amount after thirty days of employment.

Total stock-based compensation expense for the three months ended June 30, 2024 and 2023 was approximately $0.4 million and $0.9 million, respectively, and $0.7 million and $1.0 million for the six months ended June 30, 2024, respectively. As of June 30, 2024, total unrecognized stock compensation expense of approximately $1.2 million remains, which will be recognized through December 2028. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense.

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

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2024:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2023	1,472,147	$2.31
Granted	700,000	1.31
Vested	(1,426,879)	1.94
Forfeited	-
Non-vested units, June 30, 2024	745,268	$2.07

The table above includes activity for RSUs for FGH and FGF. The Company granted a total of 700,000 RSUs to members of the Company’s management on January 3, 2024, all of which vested on February 17, 2024.

Stock Options

The following table summarizes activity for stock options issued for the six months ended June 30, 2024:

Common Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2023	715,000	$3.22	8.0	$1.41	$–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Cancelled	–	–	–	–	–
Outstanding, June 30, 2024	715,000	$3.22	5.4	$1.41	$–
Exercisable, June 30, 2024	476,667	$3.49	4.5	$1.37	$–

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

FG Communities

In October of 2022, the Company directly invested $2.0 million into FGC. The Company also holds an interest through its ownership in FGMP. FGC is a self-managed real estate company focused on a growing portfolio of manufactured housing communities which are owned and operated by FGC. Mr. Cerminara is the President and the Chairman of the Board of Directors of FGC.

Craveworthy

On March 16, 2023, the Company invested $200,000 in a senior unsecured loan to Craveworthy, which was amended to a convertible bridge loan on October 17, 2023. Mr. Swets has an indirect interest in Craveworthy, independent from the interests held by the Company through its ownership in FGMP.

ThinkMarkets

On September 29, 2023, the Company invested $250,000 in a convertible promissory note, of which $125,000 has been repaid through June 30, 2024, to support the business combination of Think Markets and FG Acquisition Corp. Mr. Swets is an executive officer of FG Acquisition Corp.

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

The Company paid $0.5 million and $0.9 million to FGM under the Shared Services Agreement for each of the three months and six months June 30, 2024 and 2023, respectively.

Note 12. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted:
Net loss from continuing operations	$(6,075)	$(6,284)	$(11,157)	$(11,076)
Net loss attributable to non-controlling interest	143	118	160	118
Dividends declared on Series A Preferred Shares	(447)	-	(516)	-
Loss attributable to Fundamental Global common shareholders from continuing operations	$(6,379)	$(6,166)	$(11,513)	$(10,958)
Weighted average common shares outstanding	28,518	9,705	22,651	9,564
Loss per common share from continuing operations	$(0.22)	$(0.63)	$(0.51)	$(1.15)

The following potentially dilutive securities outstanding as of June 30, 2024 and 2023 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of June 30,
	2024	2023
Options to purchase common stock	715,000	742,000
Restricted stock units	745,268	596,934

Note 13. Debt

The Company’s short-term and long-term debt consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Short-term debt:
20-year installment loan	$2,193	$2,227
Insurance note payable	433	83
Total short-term debt	2,626	2,310
Less: deferred debt issuance costs, net	(12)	(16)
Total short-term debt, net of issuance costs	$2,614	$2,294

Long-term debt:
Tenant improvement loan	$108	$126
ICS promissory note	329	446
Digital Ignition building loan	-	4,925
Total long-term debt	$437	$5,497
Less: deferred debt issuance costs, net	-	(36)
Long-term debt, net of deferred debt issuance costs, net	$437	$5,461

Installment Loan and Revolving Credit Facility

In January 2023, Strong/MDI and Canadian Imperial Bank of Commerce (“CIBC”) entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the 20-year installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the 20-year installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. In connection with the IPO, the 20-year installment note did not transfer to the Company. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the IPO.

On January 19, 2024, Strong Global Entertainment entered into a new demand credit agreement with CIBC. The agreement consists of a demand operating credit and a business credit card facility. Under the demand operating credit, with certain conditions, the credit limit is the lesser of (a) CAD$6.0 million or (b) the sum of (i) 80% of Receivable Value, which includes all North American accounts receivable of Strong/MDI and STS, and (ii) 50% of Inventory Value, but in no event may the amount in this clause (ii) exceed $1.5 million, minus (iii) all Priority Claims (as defined in the demand credit agreement). As of June 30, 2024, there was CAD$4.0 million, or approximately $2.9 million, of principal outstanding on the revolving credit facility, which bears variable interest at 8.2%. Strong Global Entertainment was in compliance with its debt covenants as of June 30, 2024. The Company has classified the principal outstanding on the revolving credit facility as part of discontinued operations since the outstanding balance will be transferred as part of the sale of Strong/MDI.

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

Insurance Note

The Company maintains certain commercial insurance policies, including management liability and other policies customarily held by publicly traded companies. The Company elected to finance a portion of the annual premium, which will be repaid in monthly installments through April 2025. The finance agreement bears fixed interest of approximately 9.7%.

Contractual Principal Payments

Contractual required principal payments on the Company’s long-term debt at June 30, 2024 are as follows (in thousands):

	Tenant Improvement Loan	ICS Promissory Note	Total
Remainder of 2024	$19	$116	$135
2025	40	213	253
2026	42	-	42
2027	7	-	7
Total	$108	$329	$437

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

The Company is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to the Company. In the Company’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. The Company has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. As of June 30, 2024, the Company has a loss contingency reserve of approximately $0.2 million, of which $0.1 million represents future payments on a settled case and the remaining $0.1 million represents management’s estimate of its potential losses related to the settlement of open cases. When appropriate, the Company may settle additional claims in the future. Management does not expect the resolution of these cases to have a material adverse effect on the Company’s condensed consolidated financial condition, results of operations or cash flows.

On April 29, 2024, Ravenwood-Productions LLC (“Ravenwood”) and Kevin V. Duncan (“Duncan” and, together with Ravenwood, the “Plaintiffs”) filed a civil complaint (the “Complaint”) against Strong Global Entertainment, certain affiliated entities, and certain current and former employees, officers and directors of the Strong Global Entertainment (collectively, the “Defendants”) in the United States District Court for the Central District of California. The Complaint claimed seven causes of action, each claim against some, or all, of the Defendants. In July 2024, Strong Global Entertainment entered into an agreement resulting in the settlement and dismissal of the Complaint. In connection with the settlement and dismissal, Strong Global Entertainment did not make any cash payments to the Plaintiffs. In addition, Strong Global Entertainment maintained a right to receive distributions to recover its investment and to participate in series profits (if any).

On July 16, 2024, the Company received notice that its was named as a defendant, along with over 500 other companies, in a civil action filed for cost recovery and contributions related to the release and/or threatened release of hazardous substances from a facility known as the BKK Class 1 Landfill in Los Angeles County California from periods prior to 1987. The action alleges that FGH is a successor to Pichel Industries, Inc. (“Pichel Industries”) and that Pichel Industries contributed waste to the landfill. Management of FG is in the early stages of evaluating the claim and determining its response.

Note 15. Leases

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

	Three Months Ended		Six Months Ended
Lease cost	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Finance lease cost:
Amortization of right-of-use assets	$65	$37	$130	$70
Interest on lease liabilities	26	15	54	27
Operating lease cost	68	23	150	57
Net lease cost	$159	$75	$334	$154

	Three Months Ended		Six Months Ended
Other information	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$26	$15	$54	$27
Operating cash flows from operating leases	$65	$33	$130	$65
Financing cash flows from finance leases	$62	$38	$127	$66

As of June 30, 2024
Weighted-average remaining lease term - finance leases (years)	1.9
Weighted-average remaining lease term - operating leases (years)	2.0
Weighted-average discount rate - finance leases	9.3%
Weighted-average discount rate - operating leases	5.1%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of June 30, 2024 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$110	$176
2025	152	600
2026	81	468
2027	14	-
Total lease payments	357	1,244
Less: Amount representing interest	(19)	(144)
Lease obligations	$338	$1,100

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

The following table presents the financial information for each segment that is specifically identifiable or based on allocations using internal methodology as of and for the three and six months ended June 30, 2024 and 2023. The ‘other’ category in the table below consists largely of corporate general and administrative expenses which have not been allocated to a specific segment.

	Three Months Ended June 30, 2024
	Insurance	Asset Management	Strong Global Entertainment	Other	Total
Net premiums earned	$3,697	$-	$-	$-	$3,697
Net investment income	(365)	(3,646)	-	-	(4,011)
Product sales	-	-	4,782	-	4,782
Services revenue	-	-	3,339	67	3,406
Total revenue	$3,332	$(3,646)	$8,121	$67	$7,874

(Loss) income from continuing operations before income tax	$203	$(3,758)	$(737)	$(1,857)	$(6,149)

	Three Months Ended June 30, 2023
	Insurance	Asset Management	Strong Global Entertainment	Other	Total
Net premiums earned	$-	$-	$-	$-	$-
Net investment income	-	(3,690)	-	-	(3,690)
Product sales	-	-	3,794	-	3,794
Services revenue	-	-	3,049	183	3,232
Total revenue	$-	$(3,690)	$6,843	$183	$3,336

(Loss) income from continuing operations before income tax	$-	$(4,121)	$(1,261)	$(916)	$(6,298)

	Six Months Ended June 30, 2024
	Insurance	Asset Management	Strong Global Entertainment	Other	Total
Net premiums earned	$4,472	$-	$-	$-	$4,472
Net investment income	(819)	(6,592)	-	-	(7,411)
Product sales	-	-	9,417	-	9,417
Services revenue	-	-	6,387	264	6,651
Total revenue	$3,653	$(6,592)	$15,804	$264	$13,129

(Loss) income from continuing operations before income tax	$(49)	$(6,706)	$(1,444)	$(3,049)	$(11,248)

	Six Months Ended June 30, 2023
	Insurance	Asset Management	Strong Global Entertainment	Other	Total
Net premiums earned	$-	$-	$-	$-	$-
Net investment income	-	(7,232)	-	-	(7,232)
Product sales	-	-	7,564	-	7,564
Services revenue	-	-	5,796	341	6,137
Total revenue	$-	$(7,232)	$13,360	$341	$6,469

(Loss) income from continuing operations before income tax	$-	$(6,041)	$(1,403)	$(3,639)	$(11,083)

	June 30, 2024
	Insurance	Asset Management	Strong Global Entertainment	Other	Total
Segment assets	$38,977	$32,857	$12,505	$14,065	$98,404

The following tables disaggregate the Company’s product sales and services revenue by major source for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$63	$-	$63	$52	$-	$52
Digital equipment sales	4,356	-	4,356	3,537	-	3,537
Extended warranty sales	30	-	30	49	-	49
Other product sales	333	-	333	156	-	156
Total product sales	4,782	-	4,782	3,794	-	3,794
Field maintenance and monitoring services	1,896	-	1,896	1,912	-	1,912
Installation services	1,236	-	1,236	1,038	-	1,038
Other service revenues	207	67	274	99	183	282
Total service revenues	3,339	67	3,406	3,049	183	3,232
Total	$8,121	$67	$8,188	$6,843	$183	$7,026

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Screen system sales	$103	$-	$103	$123	$-	$123
Digital equipment sales	8,594	-	8,594	7,063	-	7,063
Extended warranty sales	87	-	87	100	-	100
Other product sales	633	-	633	278	-	278
Total product sales	9,417	-	9,417	7,564	-	7,564
Field maintenance and monitoring services	3,806	-	3,806	3,803	-	3,803
Installation services	2,172	-	2,172	1,840	-	1,840
Other service revenues	409	264	673	153	341	494
Total service revenues	6,387	264	6,651	5,796	341	6,137
Total	$15,804	$264	$16,068	$13,360	$341	$13,701

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and six months ended June 30, 2024 and June 30, 2023 (in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$6,527	$-	$6,527	$5,316	$34	$5,350
Over time	1,594	67	1,661	1,527	149	1,676
Total	$8,121	$67	$8,188	$6,843	$183	$7,026

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Strong Entertainment	Other	Total	Strong Entertainment	Other	Total
Point in time	$12,613	$2	$12,615	$10,312	$48	$10,360
Over time	3,191	262	3,453	3,048	293	3,341
Total	$15,804	$264	$16,068	$13,360	$341	$13,701

At June 30, 2024, the unearned revenue amount associated with maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $0.4 million. The Company expects to recognize $0.4 million of unearned revenue amounts during the remainder of 2024 and immaterial amounts during 2025-2026.

The following tables summarize the Company’s products and services revenue by geographic area for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
United States	$8,022	$6,904	$15,750	$13,480
Canada	12	10	19	10
Europe	140	75	266	137
Asia	-	-	3	-
Other	14	37	30	74
Total	$8,188	$7,026	$16,068	$13,701

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report for the year ended December 31, 2023 on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024, and in subsequent filings with the SEC.

Unless context denotes otherwise, the terms “Company,” “Fundamental Global” “we,” “us,” and “our,” refer to Fundamental Global Inc., and its subsidiaries.

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

Management cautions that the forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation: failure to realize cost savings, efficiencies and other expected benefits from recent acquisition and sale transactions and the anticipated Arrangement; general conditions in the global economy; our lack of operating history or established reputation in the reinsurance industry; our inability to obtain or maintain the necessary approvals to operate reinsurance subsidiaries; risks associated with operating in the reinsurance industry, including inadequately priced insured risks, credit risk associated with brokers we may do business with, and inadequate retrocessional coverage; our inability to execute on our investment and investment management strategy, including our strategy to invest in the risk capital of special purpose acquisition companies (SPACs); potential loss of value of investments; risk of becoming an investment company; fluctuations in our short-term results as we implement our new business strategy; risks of being unable to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; our limited operating history as a public company; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; potential conflicts of interest between us and our directors and executive officers; risks associated with our related party transactions and investments; and risks associated with our investments in SPAC, including the failure of any such SPAC to complete its initial business combination. Our expectations and future plans and initiatives may not be realized. If one of these risks or uncertainties materializes, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. You are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements are made only as of the date hereof and do not necessarily reflect our outlook at any other point in time. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect new information, future events or developments.

Overview

Fundamental Global Inc. (“Fundamental Global”, the “Company”, “we”, or “us”), formerly known as FG Financial Group, Inc. (“FGF”), is engaged in diverse business activities including reinsurance, asset management, merchant banking, manufacturing and managed services The Company’s principal business operations are conducted through its subsidiaries and affiliates.

On February 29, 2024, FGF and FG Group Holdings, Inc. (“FGH”), closed the plan of merger to combine the companies in an all-stock transaction (the “Merger”). In connection with the Merger, FGH common stockholders received one share of FGF common stock for each share of common stock of FGH held by such stockholder. Upon completion of the Merger, the combined company was renamed to Fundamental Global and the common stock and Series A cumulative preferred stock of the combined company continue to trade on the Nasdaq under the tickers “FGF” and “FGFPP,” respectively.

On May 3, 2024, Strong Global Entertainment, Inc. (“Strong Global Entertainment”) entered into an acquisition agreement (the “Acquisition Agreement”) with FG Acquisition Corp., a special purpose acquisition company (“FGAC”), Strong/MDI, FGAC Investors LLC, and CG Investments VII Inc. (together with FGAC Investors LLC, the “Sponsors”), pursuant to which FGAC intends to acquire, directly or indirectly, all of the outstanding shares in the capital of one of its wholly-owned subsidiary, Strong/MDI Screen Systems, Inc. (“Strong/MDI”). As a result of the acquisition, Strong/MDI will become a wholly-owned subsidiary of FGAC. As a result, we have presented the operating results of Strong/MDI as discontinued operations for all periods presented. See Note 4 for additional details

On May 30, 2024, we and Strong Global Entertainment entered into a definitive arrangement agreement and plan of arrangement to combine the companies in an all-stock transaction. Upon completion of the Arrangement, the stockholders of Strong Global Entertainment will receive 1.5 of our common shares for each share of Strong Global Entertainment. The transaction is expected to close in the third quarter of 2024, subject to customary closing conditions, including any necessary stockholder approval. Following the closing, Strong Global Entertainment will cease to exist, and its Common Shares will be delisted from NYSE American and deregistered under the Exchange Act.

As of June 30, 2024, Fundamental Global GP, LLC (“FG”) and its affiliated entities collectively beneficially owned approximately 28.2% of our common stock. D. Kyle Cerminara, our Chief Executive Officer and the Chairman of our Board of Directors, serves as Chief Executive Officer, Co-Founder and Partner of FG.

Results of Operations

As a result of the reverse merger of FGF and FGH, the condensed consolidated financial statements for the periods prior to the merger represent the results of FGH, as the accounting acquirer. For periods subsequent to the merger, the condensed consolidated financial statements represent the combined results of FGH and FGF. In addition, Strong Studios and Strong/MDI, Inc are presented as discounted operations in the accompanying condensed consolidated financial statements.

Management’s discussion and analysis of financial condition and results of operations that follows reflects the continuing operations of the Company.

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenues	$7,874	$3,336	$4,538	136.0%
Expenses	13,927	9,542	4,385	46.0%
Loss from operations	(6,053)	(6,206)	153	(2.5)%
Bargain purchase on acquisition and other expense, net	(96)	(91)	(5)	5.5%
Net loss from continuing operations	(6,075)	(6,284)	209	(3.3)%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenues	$13,129	$6,469	$6,660	103.0%
Expenses	25,996	17,412	8,584	49.3%
Loss from operations	(12,867)	(10,943)	(1,924)	17.6%
Bargain purchase on acquisition and other income (expense), net	1,619	(140)	1,759	n/m
Net loss from continuing operations	(11,157)	(11,076)	(81)	0.7%

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

Revenue

Revenue increased $4.5 million or 136.0% to $7.9 million for the three months ended June 30, 2024 from $3.3 million for the three months ended June 30, 2023.

The primary driver of revenue growth was the addition of $3.7 million of reinsurance premium revenue resulting from the Merger in February 2024 and a $1.3 million increase in revenue from Strong Entertainment, partially offset by a slight increase in investment losses compared with the prior year period. The growth in revenue from Strong Entertainment was due to the acquisition of the net assets of Innovative Cinema Solutions, LLC (“ICS”) in late 2023 and increased demand from cinema operators for installation services. Net investment income was unfavorable as the Company’s equity method losses were higher in the current year period. The second quarter of 2024 was the first reporting period that reflects a full quarter of reinsurance and investment operating results from the acquired FG Financial business lines.

Expenses

Total expenses increased $4.4 million or 46.0% to $13.9 million for the three months ended June 30, 2024 from $9.5 million for the three months ended June 30, 2023. Expenses are comprised of cost of sales related to the Strong Entertainment operating business, costs of the reinsurance and asset management business and selling, general and administrative expenses.

The increase in total expenses was primarily due to the addition of the FGF business following the merger in February 2024 which added $4.2 million in new reinsurance expenses and general and administrative expenses in the second quarter. In addition, the Company’s costs of revenue and selling, general and administrative expenses increased with growth at Strong Entertainment and as a result of operating Strong Entertainment as a separate public company.

Loss from Operations

Loss from operations decreased $0.2 million or 2.5% to $6.1 million for the three months ended June 30, 2024 from $6.2 million during the first quarter of 2023. Improved gross profit contribution from Strong Entertainment, were partially offset by increased unrealized investment losses and increase general and administrative costs related to both operating Strong Entertainment as a separate public company and the addition of FGF which is not included in the prior period comparisons.

Net Loss from Continuing Operations

Net loss from continuing operations decreased $0.2 million or 3.3% for the three months ended June 30, 2024 from $6.3 million during the first quarter of 2023. Improvements in gross profit from Strong Entertainment were partially offset by increased unrealized investment losses and increase general and administrative costs related to both operating Strong Entertainment as a separate public company and the addition of FGF which is not included in the prior period comparisons.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

Revenue

Revenue increased $6.7 million or 103.0% to $13.1 million for the six months ended June 30, 2024 from $6.5 million for the six months ended June 30, 2023.

The primary driver of revenue growth was the addition of $4.5 million of reinsurance premium revenue resulting from the merger in February 2024 and a $2.4 million increase in revenue from Strong Entertainment. The growth in revenue from Strong Entertainment was due to the acquisition of the net assets of ICS in late 2023 and increased demand from cinema operators for installation services. Investment income was unfavorable as the Company’s equity method losses were higher in the current year period. The six months ended June 30, 2024 includes four months of reinsurance and investment operating results from the acquired FG Financial business lines.

Expenses

Total expenses increased $8.6 million or 49.3% to $26.0 million for the six months ended June 30, 2024 from $17.4 million for the six months ended June 30, 2023. Expenses are comprised of cost of sales related to the Strong Entertainment operating business, costs of the reinsurance and asset management business and selling, general and administrative expenses.

The increase in total expenses was primarily due to the addition of the FGF business following the merger in February 2024 which added $5.3 million in new reinsurance expenses and general and administrative expenses in the six-month period. In addition, the Company’s costs of revenue and selling, general and administrative expenses increased with growth at Strong Entertainment and as a result of operating Strong Entertainment as a separate public company. The Company also recognized a $1.4 million non-cash impairment related to the sale of the Digital Ignition building.

Loss from Operations

Loss from operations increased $1.9 million or 17.6% to $12.9 million for the six months ended June 30, 2024 from $10.9 million during the first quarter of 2023. Improved gross profit contributions from Strong Entertainment were offset by increased general and administrative costs related to both operating Strong Entertainment as a separate public company and the addition of FGF which is not included in the prior period comparisons as well as a non-cash impairment loss of $1.4 million related to the sale of Digital Ignition.

Net Loss from Continuing Operations

Net loss from continuing operations increased $0.1 million or 0.7% for the six months ended June 30, 2024 from $11.1 million during the first half of 2023. Improved gross profit contributions from Strong Entertainment and a $1.8 million gain related to the FGF merger transaction were offset by increased general and administrative costs related to both operating Strong Entertainment as a separate public company and the addition of FGF which is not included in the prior period comparisons as well as a non-cash impairment loss of $1.4 million related to the sale of Digital Ignition.

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

We defer costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We did not have any deferred contract costs as of June 30, 2024 or December 31, 2023.

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

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the six months ended June 30, 2024 and 2023 (in thousands).

	Six Months Ended June 30,
Summary of Cash Flows	2024	2023
Cash and cash equivalents from continuing operations – beginning of period	$5,995	$3,063

Net cash used in operating activities from continuing operations	(3,178)	(281)
Net cash provided by investing activities from continuing operations	4,326	77
Net cash (used in) provided by financing activities from continuing operations	(1,296)	2,008
Effect of exchange rate changes on cash and cash equivalents	3	(3)
Net (decrease) increase in cash and cash equivalents from continuing operations	(145)	1,801

Cash and cash equivalents from continuing operations – end of period	$5,850	$4,864

For the six months ended June 30, 2024, net cash used in operating activities from continuing operations was approximately $3.2 million, compared to $0.3 for the six months ended June 30, 2023. Cash from operations decreased due to a net cash outflow for working capital, including an increase in net outflows related to our insurance business, which were partially offset by an improvement in Strong Global Entertainments’s results from operations.

For the six months ended June 30, 2024, net cash provided by investing activities from continuing operations was approximately $4.3 million, compared to $0.1 million for the six months ended June 30, 2023. Cash provided by investing activities during the six months ended June 30, 2024 included $1.9 million of an increase in cash as a result of the merger of FGF and FGH, $1.2 million of proceeds from the sale of equity securities and $1.3 million from the sale of the Digital Ignition building. Investing cash flows during the six months ended June 30, 2024 and 2023, included approximately $20,000 and $0.1 million, respectively, of capital expenditures in the Strong Entertainment business.

For the six months ended June 30, 2024, net cash used in financing activities from continuing operations was approximately $1.3 million, compared to cash provided by financing activities of $2.0 million for the six months ended June 30, 2023. Cash used in financing activities during the six months ended June 30, 2024 included $0.4 million of principal payments on debt and finances leases and $0.9 million of payments of dividends on our Series A Preferred Shares. Cash by financing activities during the six months ended June 30, 2023 included $2.4 million of net proceeds from the IPO of Strong Global Entertainment, partially offset by $0.3 million of principal payments on debt and finances leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2024. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the merger or FGF and FGH as of February 29, 2024, the Company’s overall control environment and its internal controls over financial reporting now incorporate the internal controls over financial reporting that continue in place for FGH as well as FGF.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

Fundamental Global is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to Fundamental Global. In Fundamental Global’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. Fundamental Global has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. Under the Fundamental Global Asset Purchase Agreement, the Company agreed to indemnify Fundamental Global for future losses, if any related to current product liability or personal injury claims arising out of products sold or distributed in the U.S. by the operations of the businesses being transferred to the Company in the Separation, in an aggregate amount not to exceed $250,000 per year, as well as to indemnify Fundamental Global for all expenses (including legal fees) related to the defense of such claims. As of June 30, 2024, the Company has a loss contingency reserve of approximately $0.2 million, of which $0.1 million represents future payments on a settled case and the remaining $0.1 million represents the Company’s estimate of its potential losses related to the settlement of open cases. When appropriate, Fundamental Global may settle additional claims in the future. The Company does not expect the resolution of these cases to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

On April 29, 2024, Ravenwood-Productions LLC (“Ravenwood”) and Kevin V. Duncan (“Duncan” and, together with Ravenwood, the “Plaintiffs”) filed a civil complaint (the “Complaint”) against Strong Global Entertainment, certain affiliated entities, and certain current and former employees, officers and directors of the Strong Global Entertainment (collectively, the “Defendants”) in the United States District Court for the Central District of California. The Complaint claimed seven causes of action, each claim against some, or all, of the Defendants. In July 2024, Strong Global Entertainment entered into an agreement resulting in the settlement and dismissal of the Complaint. In connection with the settlement and dismissal, Strong Global Entertainment did not make any cash payments to the Plaintiffs. In addition, Strong Global Entertainment maintained a right to receive distributions to recover our investment and to participate in series profits (if any).

On July 16, 2024, we received notice that we were named as a defendant, along with over 500 other companies, in a civil action filed for cost recovery and contributions related to the release and/or threatened release of hazardous substances from a facility known as the BKK Class 1 Landfill in Los Angeles County California from periods prior to 1987. The action alleges that FGH is a successor to Pichel Industries, Inc. (“Pichel Industries”) and that Pichel Industries contributed waste to the landfill. We are in the early stages of evaluating the claim and determining our response.

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

The Company’s top ten customers accounted for approximately 45% and 44% of consolidated products and services revenues during the three and six months ended June 30, 2024, respectively. Trade accounts receivable from these customers represented approximately 61% of net consolidated receivables at June 30, 2024. One of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the six months ended June 30, 2024 and its net consolidated receivables as of June 30, 2024. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products and offers its services.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
2.1†*	Arrangement Agreement, including a Plan of Arrangement, by and between FG Holdings Quebec Inc., Strong Global Entertainment, Inc. and 1483530 B.C. LTD, dated May 31, 2024 (incorporated by reference to exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 3, 2024).
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Fundamental Global Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Loss (unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited).
104	XBRL Cover Page Interactive Data File (embedded within the Inline XBRL document).

† Exhibits and schedules to this Exhibit have been omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

* Certain terms have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The Registrant hereby undertakes to furnish copies of any of the terms upon request by the SEC.

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNDAMENTAL GLOBAL INC.

Date:	August 14, 2024	By:	/s/ D. Kyle Cerminara
D. Kyle Cerminara, Chief Executive Officer
(principal executive officer)

Date:	August 14, 2024	By:	/s/ Mark D. Roberson
Mark D. Roberson, Chief Financial Officer
(principal financial and accounting officer)

