Form 10-Q
period 2024-09-30
Fundamental Global Inc.
filed 2024-11-14
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of November 8, 2024 was 1,264,226.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fundamental Global Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2024
	(unaudited)	December 31, 2023

ASSETS
Cash and cash equivalents	$6,460	$5,995
Accounts receivable (net of credit allowances of $66 and $40, respectively)	4,813	3,529
Inventories, net	1,480	1,482
Equity securities, at fair value (cost basis of $9,106 and $8,679, respectively)	9,152	10,552
Other equity securities and other holdings	58,980	17,469
Property, plant and equipment, net	3,067	11,115
Operating lease right-of-use assets	249	371
Finance lease right-of-use assets	1,006	1,258
Deferred policy acquisition costs	1,939	-
Reinsurance balances receivable (net of current expected losses allowance of $96 and $0, respectively)	19,245	-
Funds deposited with reinsured companies	8,350	-
Assets of discontinued operations	-	9,886
Other assets	1,218	486
Total assets	$115,959	$62,143

LIABILITIES
Accounts payable and accrued expenses	$5,836	$4,834
Deferred revenue and customer deposits	900	867
Loss and loss adjustment expense reserves	11,200	-
Unearned premium reserves	8,040	-
Operating lease liabilities	288	421
Finance lease liabilities	1,036	1,283
Short-term debt	2,360	2,294
Long-term debt, net of debt issuance costs	369	5,461
Deferred income taxes	2,607	3,075
Liabilities of discontinued operations	-	6,799
Other liabilities	123	102
Total liabilities	32,759	25,136

Commitments and contingencies (Note 14)	-	-

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par and liquidation value, 1,000,000 shares authorized; 894,580 shares issued and outstanding as of September 30, 2024	22,365	-
Common stock, $0.001 par value; 4,000,000 shares authorized;1,264,226 and 900,107 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	29	225
Additional paid-in capital	50,470	55,856
Retained earnings	8,822	2,336
Treasury stock, 111,779 shares at cost as of December 31, 2023	-	(18,586)
Accumulated other comprehensive income (loss)	1,514	(4,682)
Total Fundamental Global stockholders’ equity	83,200	35,149
Equity attributable to non-controlling interest	-	1,858
Total stockholders’ equity	83,200	37,007
Total liabilities and stockholders’ equity	$115,959	$62,143

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Net premiums earned	$4,293	$-	$8,765	$-
Net loss on equity securities and other holdings	(2,636)	(2,645)	(10,047)	(9,877)
Net product sales	5,681	3,631	15,098	11,195
Net services revenue	3,115	3,100	9,766	9,238
Total revenue	10,453	4,086	23,582	10,556

Expenses:
Net losses and loss adjustment expenses	2,927	-	5,387	-
Amortization of deferred policy acquisition costs	1,050	-	2,206	-
Costs of products	4,589	3,089	12,463	9,964
Costs of services	2,293	2,179	7,172	6,630
Selling expense	315	203	972	600
General and administrative expenses	4,367	2,662	11,631	8,354
(Gain) loss on impairment and disposal of assets	-	-	1,475	(5)
Total expenses	15,541	8,133	41,306	25,543
Loss from operations	(5,088)	(4,047)	(17,724)	(14,987)
Other income (expense):
Interest expense, net	(66)	(121)	(300)	(283)
Foreign currency transaction loss	(21)	(2)	(27)	(3)
Bargain purchase on acquisition and other (expense) income, net	(86)	10	1,773	33
Total other (expense) income, net	(173)	(113)	1,446	(253)
Loss from continuing operations before income taxes	(5,261)	(4,160)	(16,278)	(15,240)
Income tax (expense) benefit	19	306	110	313
Net loss from continuing operations	(5,242)	(3,854)	(16,168)	(14,927)
Net income from discontinued operations (Note 4)	22,901	529	23,457	2,222
Net income (loss)	17,659	(3,325)	7,289	(12,705)
Net income (loss) attributable to non-controlling interest	-	(4)	(160)	(122)
Dividends declared on Series A Preferred Shares	(447)	-	(963)	-
Income (loss) attributable to common shareholders	$17,212	$(3,321)	$6,486	$(12,583)

Basic and diluted net (loss) income per common share:
Continuing operations	$(4.98)	$(9.28)	$(17.22)	$(37.72)
Discontinued operations	20.04	1.27	23.80	5.66
Total	$15.06	$(8.01)	$6.58	$(32.06)

Weighted average common shares outstanding:
Basic and diluted	1,143	415	986	393

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income (loss)	$17,659	$(3,325)	$7,289	$(12,705)
Adjustment to postretirement benefit obligation	(72)	(4)	(79)	(13)
Currency translation adjustment:
Unrealized net change arising during period	-	(246)	(659)	240
Total other comprehensive (loss) income	(72)	(250)	(738)	227
Comprehensive income (loss)	$17,587	$(3,575)	$6,551	$(12,478)

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Additional	Retained Earnings		Accumulated Other	Total Fundamental Global	Non-	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-In Capital	(Accumulated Deficit)	Treasury Stock	Comprehensive Loss	Stockholders’ Equity	controlling Interest	Stockholders’ Equity

Balance at December 31, 2023	-	$-	900	$225	$55,856	$2,336	$(18,586)	$(4,682)	$35,149	$1,858	$37,007
Retirement of treasury stock	-	-	(112)	-	(18,586)	-	18,586	-	-	-	-
Exchange of FGH common stock	-	-	(789)	(225)	225	-	-	-	-	-	-
FGF preferred and common stock outstanding at merger date	895	22,365	458	11	15,576	-	-	-	37,952	-	37,952
Retirement of FGF common stock held by FGH prior to merger	-	-	(111)	(3)	(3,692)	-	-	-	(3,695)	-	(3,695)
Issuance of common stock in connection with merger	-	-	787	20	-	-	-	-	20	-	20
Non-controlling interest allocation	-	-	-	-	(17)	-	-	-	(17)	17	-
Dividends on Series A Preferred Shares ($0.25 per share)	-	-	-	-	-	(69)	-	-	(69)	-	(69)
Net loss	-	-	-	-	-	(4,428)	-	-	(4,428)	(17)	(4,445)
Net other comprehensive loss	-	-	-	-	-	-	-	(437)	(437)	(56)	(493)
Stock-based compensation	-	-	-	-	327	-	-	-	327	-	327
Balance at March 31, 2024	895	22,365	1,133	28	49,689	(2,161)	-	(5,119)	64,802	1,802	66,604
Net loss	-	-	-	-	-	(5,782)	-	-	(5,782)	(143)	(5,925)
Net other comprehensive loss	-	-	-	-	-	-	-	(149)	(149)	(24)	(173)
Non-controlling interest allocation	-	-	-	-	(61)	-	-	-	(61)	61	-
Vesting of restricted stock	-	-	6	1	(22)	-	-	-	(21)	-	(21)
Dividends on Series A Preferred Shares ($0.25 per share)	-	-	-	-	-	(447)	-	-	(447)	-	(447)
Stock-based compensation	-	-	-	-	398	-	-	-	398	-	398
Balance at June 30, 2024	895	22,365	1,139	29	50,004	(8,390)	-	(5,268)	58,740	1,696	60,436
Net income	-	-	-	-	-	17,659	-	-	17,659	-	17,659
Net other comprehensive loss	-	-	-	-	-	-	-	(72)	(72)	-	(72)
Release of cumulative translation adjustments in connection with sale of Strong/MDI	-	-	-	-	-	-	-	6,854	6,854	-	6,854
Acquisition of remaining shares of Strong Global Entertainment	-	-	116	-	-	-	-	-	-	(1,696)	(1,696)
Vesting of restricted stock	-	-	9	-	26	-	-	-	26	-	26
Dividends on Series A Preferred Shares ($0.25 per share)	-	-	-	-	-	(447)	-	-	(447)	-	(447)
Stock-based compensation	-	-	-	-	440	-	-	-	440	-	440
Balance at September 30, 2024	895	$22,365	1,264	$29	$50,470	$8,822	$-	$1,514	$83,200	$-	$83,200

	Preferred Stock		Common Stock		Additional			Accumulated Other	Total	Non-	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Treasury Stock	Comprehensive Loss	Stockholders’ Equity	controlling Interest	Stockholders’ Equity

Balance at December 31, 2022	-	$-	891	$223	$53,882	$16,437	$(18,586)	$(5,258)	$46,698	$-	$46,698
Cumulative effect of adoption of accounting principle	-	-	-	-	-	(24)	-	-	(24)	-	(24)
Net loss	-	-	-	-	-	(3,989)	-	-	(3,989)	-	(3,989)
Net other comprehensive loss	-	-	-	-	-	-	-	(77)	(77)	-	(77)
Stock-based compensation	-	-	-	-	127	-	-	-	127	-	127
Balance at March 31, 2023	-	-	891	223	54,009	12,424	(18,586)	(5,335)	42,735	-	42,735
Net loss	-	-	-	-	-	(5,273)	-	-	(5,273)	(118)	(5,391)
Net other comprehensive loss	-	-	-	-	-	-	-	566	566	(12)	554
IPO of Strong Global Entertainment, Inc. and issuance of Landmark warrant, net of costs	-	-	-	-	1,383	-	-	-	1,383	225	1,608
Non-controlling interest allocation	-	-	-	-	(1,147)	-	-	-	(1,147)	1,147	-
Payments of withholding taxes for net share settlement of equity awards	-	-	-	-	(104)	-	-	-	(104)	-	(104)
Stock-based compensation	-	-	-	-	910	-	-	-	910	-	910
Balance at June 30, 2023	-	-	891	223	55,051	7,151	(18,586)	(4,769)	39,070	1,242	40,312
Net loss	-	-	-	-	-	(3,321)	-	-	(3,321)	(4)	(3,325)
Net other comprehensive loss	-	-	-	-	-	-	-	(209)	(209)	(41)	(250)
Vesting of restricted stock	-	-	9	2	(2)	-	-	-	-	-	-
Issuance of SGE common stock in connection with acquisition of Unbounded	-	-	-	-	933	-	-	-	933	273	1,206
Non-controlling interest allocation	-	-	-	-	(647)	-	-	-	(647)	647	-
Payments of withholding taxes for net share settlement of equity awards	-	-	-	-	(39)	-	-	-	(39)	-	(39)
Stock-based compensation	-	-	-	-	378	-	-	-	378	-	378
Balance at September 30, 2023	-	$-	900	$225	$55,674	$3,830	$(18,586)	$(4,978)	$36,165	$2,117	$38,282

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(16,168)	$(14,927)
Adjustments to reconcile net loss to net cash used by operating activities:
Net unrealized holding loss on equity holdings	2,267	5,514
Loss from equity method holdings	8,896	4,362
Adjust gain on acquisition of ICS assets	69	-
Net realized gain on sale of equity holdings	(550)	-
Provision for doubtful accounts	56	22
Benefit from obsolete inventory	(20)	(46)
Provision for warranty	8	4
Depreciation and amortization	638	584
Amortization and accretion of operating leases	215	88
Impairment of property and equipment	1,422	-
Gain on merger of FGF and FGF (Note 3)	(1,831)	-
Deferred income taxes	(462)	455
Stock compensation expense	1,165	1,415
Changes in operating assets and liabilities:
Reinsurance balances receivable	(528)	-
Deferred policy acquisition costs	(176)	-
Other assets	1,186	(1,648)
Loss and loss adjustment expense reserves	2,164	-
Unearned premium reserves	(2,704)	-
Accounts receivable	(261)	(508)
Inventories	(47)	231
Current income taxes	(30)	(402)
Accounts payable and accrued expenses	1,752	3,901
Deferred revenue and customer deposits	29	(595)
Operating lease obligations	(174)	(98)
Net cash used by operating activities from continuing operations	(3,084)	(1,648)
Net cash used by operating activities from discontinued operations	(664)	(1,778)
Net cash used by operating activities	(3,748)	(3,426)

Cash flows from investing activities:
Capital expenditures	(52)	(139)
Proceeds from sales of equity securities	2,331	198
Proceeds from sales of property and equipment	6,161	-
Collection of note receivable	50	-
Cash acquired in Merger of FGF and FGH	1,903	-
Net cash provided by investing activities from continuing operations	10,393	59
Net cash used in investing activities from discontinued operations	(94)	(678)
Net cash provided by (used in) investing activities	10,299	(619)

Cash flows from financing activities:
Payment of dividends on preferred shares	(1,341)	-
Principal payments on short-term debt	(227)	(398)
Payment payments on long-term debt	(5,124)	(152)
Net borrowing under credit facility	39	-
Proceeds from Strong Global Entertainment initial public offering	-	2,411
Payments of withholding taxes for net share settlement of equity awards	(20)	(131)
Payments on finance lease obligations	(184)	(109)
Net cash (used in) provided by financing activities from continuing operations	(6,857)	1,621
Net cash provided by financing activities from discontinued operations	525	2,027
Net cash (used in) provided by financing activities	(6,332)	3,648

Effect of exchange rate changes on cash and cash equivalents from continuing operations	13	(15)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(36)	95
Net increase (decrease) in cash and cash equivalents from continuing operations	465	17
Net decrease in cash and cash equivalents from discontinued operations	(269)	(334)
Net increase (decrease) in cash and cash equivalents	196	(317)

Cash and cash equivalents from continuing operations at beginning of period	5,995	3,063
Cash and cash equivalents from continuing operations at end of period	$6,460	$3,080

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Fundamental Global Inc. (“Fundamental Global”, the “Company”, “we”, or “us”), formerly known as FG Financial Group, Inc. (“FGF”), is engaged in reinsurance, asset management/merchant banking, and managed services.

On February 29, FGF and FG Group Holdings, Inc. (“FGH”) closed the plan of merger to combine the companies in an all-stock transaction (the “Merger”). In connection with the Merger, FGH common stockholders received one share of FGF common stock for each share of common stock of FGH held by such stockholder. Upon completion of the Merger, the combined company was renamed to Fundamental Global, and the common stock and Series A cumulative preferred stock of the combined company continued to trade on the Nasdaq Stock Market LLC (the “Nasdaq”) under the tickers “FGF” and “FGFPP,” respectively. See Note 3 for additional details.

On May 3, 2024, Strong Global Entertainment, Inc. (“Strong Global Entertainment”) entered into an acquisition agreement (the “Acquisition Agreement”) with FG Acquisition Corp., a special purpose acquisition company (“FGAC”), Strong/MDI Screen Systems, Inc. (“Strong/MDI”), FGAC Investors LLC, and CG Investments VII Inc. The transaction closed on September 25, 2024. As part of the closing, FGAC was renamed Saltire Holdings, Ltd (“Saltire”), and Saltire acquired, all of the outstanding shares of one of the Company’s wholly-owned subsidiaries, Strong/MDI. As a result of the acquisition, Strong/MDI became a wholly-owned subsidiary of Saltire. See Note 4 for additional details.

On May 30, 2024, the Company and Strong Global Entertainment, an operating company in which we held approximately 76% of the Class A common shares, entered into a definitive arrangement agreement and plan of arrangement to combine the companies in an all-stock transaction (the “Arrangement”). Upon completion of the arrangement, the stockholders of Strong Global Entertainment received 1.5 common shares of the Company for each share of Strong Global Entertainment. The transaction closed on September 30, 2024. Following the closing, Strong Global Entertainment ceased to exist, and its Common Shares were delisted from NYSE American LLC “(NYSE American”) and deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”). As the Company was the majority shareholder of Strong Global Entertainment, the financial results of Strong Global Entertainment are presented on a consolidated basis in the Company’s condensed consolidated financial statements. For periods prior to the Arrangement, the Company reported the noncontrolling interest in Strong Global Entertainment as a component of equity separate from the Company’s equity. The Company’s net loss excluded the net loss attributable to the noncontrolling interest.

On October 10, 2024, the Company’s Board of Directors approved a reverse stock split of the Company’s authorized, issued and outstanding shares of the Company’s common stock at a ratio of one (1)-for-twenty-five (25) (the “Reverse Stock Split”). The Reverse Stock Split became effective on October 31, 2024 (the “Effective Date”), at 5:00 p.m., Eastern Time. The Company’s common shares began trading on a split-adjusted basis at the commencement of trading on November 1, 2024. All equity awards outstanding immediately prior to the Reverse Stock Split were adjusted to reflect the Reverse Stock Split. As a result of the Reverse Stock Split, all references to the Company’s common stock in this Quarterly Report on Form 10-Q (this “Form 10-Q”) have been adjusted to reflect the Reverse Stock Split.

Business Segments

The Company conducts business through its three reportable segments including reinsurance, merchant banking, and managed services. The operating segments are determined based on the business activities and reflect the manner in which financial information is currently evaluated by management.

Reinsurance

The Company’s wholly owned reinsurance subsidiary, FG Reinsurance Ltd (“FGRe”), a Cayman Islands limited liability company, provides specialty property and casualty reinsurance. FGRe has been granted a Class B (iii) insurer license in accordance with the terms of The Insurance Act (as revised) of the Cayman Islands and underlying regulations thereto and is subject to regulation by the Cayman Islands Monetary Authority (the “Authority”). The terms of the license require advance approval from the Authority should FGRe wish to enter into any reinsurance agreements which are not fully collateralized.

As of September 30, 2024, the Company had eight active reinsurance contracts, including participating in a Funds at Lloyds (“FAL”) syndicate covering risks written by the syndicate during the 2021, 2022 and 2023 calendar years.

Merchant Banking

We manage our merchant banking and asset management activities through FG Management Solutions LLC (“FGMS”), formerly known as FG SPAC Solutions, LLC. Merchant banking services include various strategic, administrative, and regulatory support services to newly formed SPACs (our SPAC platform). Additionally, the Company co-founded a partnership, FG Merchant Partners, LP (“FGMP”), formerly known as FG SPAC Partners, LP, to participate as a co-sponsor for newly formed SPACs and other merchant banking clients.

In addition, our merchant banking division has facilitated the launch of several new companies, including FG Communities, Inc. (“FGC”), a self-managed real estate company focused on a growing portfolio of manufactured housing communities which are owned and operated by FGC, and Craveworthy LLC (“Craveworthy”), an innovative fast casual restaurant platform company.

Managed Services

Our wholly owned subsidiary, Strong Technical Services, Inc. (“STS”), is a leader in the entertainment industry providing mission critical products and services to cinema exhibitors and entertainment venues for over 90 years. STS provides comprehensive managed service offerings with 24/7/365 support nationwide to ensure solution uptime and availability.

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

Other also includes unallocated general and administrative expenses.

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

As a result of the reverse merger of FGF and FGH (see Note 3), the condensed consolidated financial statements for the periods prior to the merger represent the results of FGH, as the accounting acquirer. For periods subsequent to the merger, the condensed consolidated financial statements represent the combined results of FGH and FGF. In addition, the current and historical financial results of Strong Studios, Inc. (“Strong Studios”) and Strong/MDI, Inc are presented as discontinued operations and are excluded from results from continuing operations in the accompanying condensed consolidated financial statements.

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

Unless otherwise indicated, all references to “dollars” and “$” in this Form 10-Q are to, and amounts are presented in, U.S. dollars.

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

The Company’s risk of loss associated with its non-consolidated VIEs is limited. As of September 30, 2024, the carrying value and maximum loss exposure of the Company’s non-consolidated VIE’s was $11.9 million.

See Note 5 for further information regarding the Company’s holdings in equity securities and other holdings.

Holdings in Equity Securities and Other Holdings

Holdings in equity securities other than those accounted for using the equity method and those without readily determinable fair value, are carried at fair value with subsequent changes in fair value recorded to the condensed consolidated statements of operations as a component of net holdings income.

Other holdings consist, in part, of equity holdings made in privately held companies accounted for under the equity method. We utilize the equity method to account for holdings when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the holder possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. We apply the equity method to holdings in common stock and to other holdings when such other holdings possess substantially identical subordinated interests to common stock.

In applying the equity method, we record the holding at cost and subsequently increase or decrease the carrying amount of the holding by our proportionate share of the net earnings or losses and other comprehensive income of the investee. We record dividends or other equity distributions as reductions in the carrying value of the holding. Should net losses of the investee reduce the carrying amount of the holding to zero, additional net losses may be recorded if other holdings in the investee are at-risk, even if we have not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in our claim on the investee’s book value.

When we receive distributions from our equity method holdings, we utilize the cumulative earnings approach. When classifying the related cash flows under this approach, the Company compares the cumulative distributions received, less distributions received in prior periods, with the Company’s cumulative equity in earnings. Cumulative distributions that do not exceed cumulative equity in earnings represent returns on holdings and are classified as cash inflows from operating activities. Cumulative distributions in excess of cumulative equity in earnings represent returns on holdings and are classified as cash inflows from investing activities.

In addition to holdings accounted for under the equity method of accounting, other holdings also consist of equity we have purchased in a limited partnership, a limited liability company, and a corporation for which there does not exist a readily determinable fair value. The Company accounts for these holdings at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar holdings by the same issuer. When the Company observes an orderly transaction of an investee’s identical or similar equity securities, the Company adjusts the carrying value based on the observable price as of the transaction date. Once the Company records such an adjustment, the holding is considered an asset measured at fair value on a nonrecurring basis. Any profit distributions the Company receives on these holdings are included in net holdings income.

See Note 5 for additional information regarding the Company’s holdings.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include holdings in equity securities and other holdings, cash, accounts receivable and deposits with reinsured companies. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of September 30, 2024, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits. The Company sells its products to a large number of customers in many different geographic regions. To minimize credit risk related to accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition.

The Company’s top ten customers accounted for approximately 43% and 40% of consolidated products and services revenues during the three and nine months ended September 30, 2024, respectively. Trade accounts receivable from these customers represented approximately 59% of net consolidated receivables at September 30, 2024. One of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the nine months ended September 30, 2024 and its net consolidated receivables as of September 30, 2024. While Management believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products and offers its services.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of September 30, 2024 or December 31, 2023.

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

The financial assets included in the caption “Reinsurance balances recoverable” in the Company’s consolidated balance sheets are carried at amortized cost and therefore affected by ASU 2016-13. Management calculates an allowance for expected credit losses for its reinsurance balances receivable by applying a Probability of Default / Loss Given Default model. The model considers both the external collectability history as well as external loss history. The external loss history that Management utilizes includes a long-term probability of liquidation study specific to insurance companies. Additionally, the life of each of the Company’s reinsurance treaties is also considered as the probability of default is calculated over the contractual length of the reinsurance contracts. The credit worthiness of a counterparty is evaluated by considering the credit ratings assigned by independent agencies and individually evaluating all the counterparties. The Company updates the model each quarter and adjusts the balance accordingly. There was no change to the allowance during the third quarter of 2024.

In the first quarter of 2023, the Company allocated $200,000 into a promissory note. The promissory note is carried at amortized cost on the Company’s consolidated balance sheet under the caption “other equity securities and other holdings.” Due to being held at amortized cost, the promissory note falls into the scope of ASU 2016-13. Due to immateriality, the Company does not have a current expected credit allowance against the promissory note.

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

Deferred Policy Acquisition Costs

Policy acquisition costs are costs that vary with, and are directly related to, the successful production of new and renewal of reinsurance contracts, and consist principally of commissions, taxes and brokerage expenses. If the sum of a contract’s expected losses and loss expenses and deferred acquisition costs exceeds associated unearned premiums and expected holdings income, a premium deficiency is determined to exist. In this event, deferred acquisition costs are written off to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs then a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the periods presented herein.

Funds Deposited for Benefit of Reinsured Companies

“Funds Deposited with Reinsured Companies” on the Company’s consolidated balance sheets includes amounts held to support our reinsurance contracts. As of September 30, 2024, the total cash collateral posted to support all of our reinsurance treaties was approximately $8.4 million.

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

GAAP does not permit establishing loss reserves, which include case reserves and incurred but not reported loss reserves, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future loss events.

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of September 30, 2024.

Fair Value of Financial Instruments

The carrying values of certain financial instruments, including cash, accounts receivable, short-term holdings, deposits held, accounts payable, other accrued expenses, and short-term debt, approximate fair value due to their short-term nature. The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s short-term debt is recorded at historical cost. See Note 5 for further information on the fair value of the Company’s financial instruments.

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

Recently Issued Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. ASU 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 will not impact amounts recorded in the Company’s financial statements but instead, will require more detailed disclosures in the notes to the financial statements. The Company plans to provide the updated disclosures required by ASU 2023-09 in the periods in which they are effective.

Note 3. Merger of FGF and FGH

On February 29, 2024, FGF and FGH completed a merger transaction pursuant to which FGH common stockholders received one share of FGF common stock for each share of common stock of FGH held by such stockholder.

The merger involved a change of control between two businesses and was accounted for as a reverse acquisition in accordance with ASC 805 Business Combinations (“ASC 805”). A reverse acquisition occurs when the entity that issues securities (the legal acquirer) is identified as the acquiree for accounting purposes and the entity whose equity interests are acquired (the legal acquiree) is identified as the acquirer for accounting purposes. FGH was determined to be the accounting acquirer.

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

The value of the net assets acquired exceeded the purchase price by approximately $1.8 million. As a result, the Company recorded a gain on the bargain purchase during the quarter ended March 31, 2024, which is recorded within bargain purchase on acquisition and other (expense) income, net on the condensed consolidated statement of operations.

As stated in ASC 805, the acquirer in a business combination has a period of time, referred to as the measurement period, to finalize the accounting for a business combination. The measurement period provides companies with a reasonable period of time to determine the value of identifiable tangible and intangible assets acquired, liabilities assumed, and the consideration transferred for the acquiree. The measurement period ends when the acquirer receives all necessary information about the facts and circumstances that existed as of the acquisition date for the provisional amounts (or otherwise learns that more information is not obtainable); however, the measurement period cannot exceed one year from the acquisition date. Management is in the process of finalizing the acquisition purchase price, which remains subject to change.

The amounts of revenue and earnings of FGF included in the Company’s condensed consolidated statement of operations from the acquisition date to September 30, 2024 are as follows:

(in thousands)
Revenue	$1,021
Net loss	$(8,500)

The table below represents the pro forma consolidated income statement as if FGF had been included in the condensed consolidated results of the Company for the nine months ended September 30, 2024 and 2023 (in thousands). The revenue amounts below excludes revenue generated by our discontinued operations.

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Revenue	$23,457	$17,083
Net income (loss)	$5,305	$(11,355)

Note 4. Discontinued Operations

Strong/MDI

On May 3, 2024, Strong Global Entertainment entered into the Acquisition Agreement with FGAC, Strong/MDI, FGAC Investors LLC, and CG Investments VII Inc. On September 25, 2024, Strong Global Entertainment completed the transaction. As part of the closing, FGAC was renamed Saltire Holdings, Ltd (“Saltire”). Pursuant to the Acquisition Agreement, Strong Global Entertainment received the equivalent of approximately $29.5 million in cash and preferred and common shares of Saltire, consisting of: (i) cash consideration in an amount equal to 25% of the net proceeds of a concurrent private placement (or $0.8 million), (ii) the issuance of preferred shares with an initial preferred share redemption amount of $9.0 million, and (iii) the issuance $19.7 million of Saltire common shares. In connection with the transaction, and after including the impact of the reclassification of approximately $5.4 million from accumulated other comprehensive income to realized loss on foreign exchange, the Company recorded a net gain on the sale of Strong/MDI of approximately $21.1 million, which is presented as a component of income from discontinued operations in the accompanying unaudited condensed consolidated statement of operations.

Upon completion of the transaction, Strong Global Entertainment holds an ownership interest of approximately 37.3% in Saltire.

Management evaluated the classification of Strong/MDI as a discontinued operation as of September 30, 2024 and determined Strong/MDI is a component of an entity and represented a discontinued operation. Accordingly, Strong/MDI has been included as part of discontinued operations for all periods presented.

Strong Studios

In March 2022, Strong Studios acquired, from Landmark Studio Group LLC (“Landmark”), the rights to original feature films and television series, and was assigned third party rights to content for global multiplatform distribution. The transaction entailed the acquisition of certain projects which are in varying stages of development. During the second quarter of 2022, Safehaven 2022, Inc. (“Safehaven 2022”) was established to manage the production and financing of the Safehaven television series, one of the in-process projects acquired from Landmark.

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

The Company also entered into a letter of intent during December 2023 and executed a Stock Purchase Agreement effective January 1, 2024 for the sale of the majority of the Strong Studios operations (the “Stock Purchase Agreement”). As a result, the Company has classified the assets and liabilities to reflected as discontinued operations as of December 31, 2023. The assets and liabilities transferred to the purchaser during the first quarter of 2024.

Pursuant to the Stock Purchase Agreement, the Company transferred the Strong Studios legal entity and all assets and liabilities related to Strong Studios, except the assets and liabilities related to Safehaven. The Stock Purchase Agreement included a sales price of $0.6 million in cash, to be paid in installments, and assumption of certain liabilities of Strong Studios. In addition to the $0.6 million purchase price, the Company could recoup its holdings in the underlying projects in the future if the projects are profitably commercialized. The first installment payment was due in February 2024, but the payment has not been received from the purchaser, and management is uncertain if the cash purchase price will ultimately be received. As a result, the Company has adjusted the carrying value of the net assets related to Strong Studios to $0.

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

The major classes of assets and liabilities included as part of discontinued operations are as follows (in thousands):

	December 31, 2023
	Strong/MDI	Strong Studios	Total

Cash	$649	$-	$649
Accounts receivable, net	2,948	27	2,975
Inventories	2,598	-	2,598
Other current assets	743	7	750
Property, plant and equipment, net	1,105	-	1,105
Goodwill and intangible assets	903	-	903
Film & TV programming rights	-	906	906
Total assets of discontinued operations	$8,946	$940	$9,886

Accounts payable and accrued expenses	$2,375	$1,321	$3,696
Deferred revenue and customer deposits	469	-	469
Short-term debt	2,438	-	2,438
Long-term debt	-	71	71
Deferred income tax liabilities, net	125	-	125
Total liabilities of discontinued operations	$5,407	$1,392	$6,799

The major line items constituting the net income (loss) from discontinued operations are as follows (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Strong/MDI	Strong Studios	Total	Strong/MDI	Strong Studios	Total
Net revenues	$3,960	$-	$3,960	$4,363	$-	$4,363
Cost of revenues	2,136	-	2,136	2,720	-	2,720
Gross profit	1,824	-	1,824	1,643	-	1,643
Selling and administrative expenses	787	(365)	422	719	265	984
Loss on disposal of assets	71	-	71	-	-	-
Income (loss) from operations	966	365	1,331	924	(265)	659
Other income (expense)	21,655	10	21,665	142	(67)	75
Income (loss) from discontinued operations before taxes	22,621	375	22,996	1,066	(332)	734
Income tax expense	(95)	-	(95)	(205)	-	(205)
Net income (loss) from discontinued operations	$22,526	$375	$22,901	$861	$(332)	$529

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Strong/MDI	Strong Studios	Total	Strong/MDI	Strong Studios	Total
Net revenues	$11,286	$-	$11,286	$12,414	$6,379	$18,793
Cost of revenues	6,530	-	6,530	7,615	1,985	9,600
Gross profit	4,756	-	4,756	4,799	4,394	9,193
Selling and administrative expenses	2,799	(29)	2,770	2,314	4,057	6,371
Loss (gain) on disposal of assets	72	-	72	-	(1)	(1)
Income from operations	1,885	29	1,914	2,485	338	2,823
Other income (expense)	21,796	10	21,806	(233)	(100)	(333)
Income from discontinued operations before taxes	23,681	39	23,720	2,252	238	2,490
Income tax expense	(263)	-	(263)	(268)	-	(268)
Net income from discontinued operations	$23,418	$39	$23,457	$1,984	$238	$2,222

Note 5. Equity Holdings and Fair Value Disclosures

As of September 30, 2024, the Company held approximately $68.1 million in holdings in equity securities and other holdings, of which approximately $14.4 million were owned by its reinsurance subsidiary, FGRe, where the Company uses such holdings in equity securities and other holdings to support the capital structure of its reinsurance business.

The Company accounts for each of its equity holdings using either the fair value method, the equity method and the cost method as summarized below as of September 30, 2024 (in thousands):

			Equity Method
	Fair Value Method	Cost Method	FG Merchant Partners, LLC	FGAC Investors LLC	FG Merger Investors LLC	Strong Global Entertainment	GreenFirst Forest Products Holdings LLC	Total
Investments in publicly traded companies:
GreenFirst Forest Products common shares	$8,380	$-	$-	$-	$-	$-	$722	$9,102
Saltire common and preferred shares and warrants	-	-	1,244	6,396	-	28,727	-	36,367
iCoreConnect preferred shares and warrants	-	-	1,288	-	1,575	-	-	2,863
Oppfi common shares and warrants	772	-	-	-	-	-	-	772
Hagerty common shares	-	-	23	-	-	-	-	23
Investments in privately held companies:
FG Communities common and preferred shares	-	2,288	2,003	-	-	-	-	4,291
Firefly preferred shares	-	12,898	-	-	-	-	-	12,898
Craveworthy common shares and note	-	200	1,456	-	-	-	-	1,656
Other	-	160	-	-	-	-	-	160
Total	$9,152	$15,546	$6,014	$6,396	$1,575	$28,727	$722	$68,132

As of December 31, 2023, the Company’s only equity holdings consisted of FGH’s equity interests in FGF which was held through its holding in FG Financial Holdings, LLC, which was eliminated in connection with the Merger and its holdings in GreenFirst (as defined below) was accounted for using the fair value method and its holding in Firefly Systems, Inc. (“Firefly”) was accounted for using the cost method.

Fair Value Method Holdings

The carrying value of fair value method holdings is determined based on the security’s trading price multiplied by the number of shares held. The following table summarizes the Company’s fair value method holdings as of September 30, 2024 and December 31, 2023 (in thousands):

As of September 30, 2024	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
GreenFirst common stock	$8,679	$-	$(299)	$8,380
OppFi common stock and warrants	427	345	-	772
Total fair value method holdings	$9,106	$345	$(299)	$9,152

As of December 31, 2023	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
GreenFirst common stock	$8,679	$1,873	$-	$10,552
Total fair value method holdings	$8,679	$1,873	$-	$10,552

The carrying value of fair value method holdings is determined based on the security’s trading price multiplied by the number of shares held.

GreenFirst Forest Products Inc. (“GreenFirst”) is a publicly-traded Canadian company focused on environmentally sustainable forest management and lumber production. The Company holds shares of GreenFirst directly that are accounted for at fair value of $8.4 million based on observable quoted market prices. The Company also holds approximately $0.8 million of GreenFirst common shares through an equity method holding in GreenFirst Forest Products Holdings LLC (see Equity Method Holdings below).

OppFi Inc. (“OppFi”) is a publicly-traded tech-enabled, mission-driven specialty finance platform that broadens the reach of community banks to extend credit access to everyday Americans. The Company accounts for its common shares and warrants of OppFi using the fair value method based on observable quoted market prices.

Equity Method Holdings

As of December 31, 2023, the Company’s only equity method holding consisted of FGH’s equity interests in FGF which was held through its holding in FG Financial Holdings, LLC, which was eliminated in connection with the Merger.

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

For the three and nine months ended September 30, 2024, the Company recorded an equity method loss from FGMP of approximately $2.4 million and $2.3 million, respectively. No capital contributions were made to FGMP during the quarter or nine months ended September 30, 2024. Of the $6.0 million carrying value of our holding in FGMP at September 30, 2024 the Company may allocate up to approximately $0.4 million to incentivize and compensate individuals and entities for the successful merger of SPACs launched under our platform.

The Company holds direct limited liability company interests in FGAC Investors LLC, which holds investments in FG Acquisition Corp., in FG Merger Investors LLC, which maintains holdings in iCoreConnect Inc. (“iCoreConnect”), and GreenFirst Forest Products Holdings, LLC, which holds equity securities in GreenFirst. Management determined that it has the ability to exercise significant influence over FGAC Investors LLC, FG Merger Investors LLC and GreenFirst Forest Products Holdings LLC, and accounts for each of these holdings under the equity method of accounting.

For the three and nine months ended September 30, 2024, the Company recorded an equity method loss on FG Merger Investors LLC of approximately $3.6 million and $3.5 million, respectively. The Company recorded an equity method gain (loss) from GreenFirst Forest Products Holdings LLC of approximately $0.3 million and $(24,000) for the three and nine months ended September 30, 2024, respectively, and a loss of $2.0 million and $2.6 million from FGAC Investors LLC for the three and nine months ended September 30, 2024, respectively.

The summarized financial information presented below reflects the aggregated underlying financial information for our holdings accounted for under the equity method (in thousands):

As of September 30, 2024
Other holdings	$55,652
Cash	1,206
Other assets	327
Total assets	57,185

Total liabilities	13,287

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
(in thousands)
Net holdings loss	$(17,452)	$(17,351)
Other (loss) income	(17)	5
General and administrative expenses	9	(39)
Net loss	$(17,460)	$(17,385)

Certain holdings owned by our equity method investees are valued using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility and discount for lack of marketability of the underlying holding. Our investees estimate the volatility of these holdings based on the historical performance of various broad market indices blended with various peer companies which they consider as having similar characteristics to the underlying holding, as well as consideration of price and volatility of relevant publicly traded securities such as SPAC warrants. Our investees also consider the probability of a successful merger when valuing equity for SPACs that have not yet closed. Actual results from those holdings over time could vary significantly from estimates using Monte-Carlo simulation and option pricing models.

Cost Method Holdings without Readily Determinable Fair Value

In addition to our equity method and fair value method holdings, other holdings which do not have a readily determinable fair value are accounted for at their cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions. When the Company observes an orderly transaction of an investee’s identical or similar equity securities, the Company adjusts the carrying value based on the observable price as of the transaction date. Any profit distributions the Company receives on these holdings are included in net holdings income. The Company is not aware of any issuances of identical or similar equities during the nine months ended September 30, 2024. As a result, the carrying value of holdings without readily determinable fair value did not change during the three and nine months ended September 30, 2024.

The Company’s other holdings include a convertible promissory note and a senior unsecured promissory note.

On September 29, 2023, the Company invested $250,000 in a convertible promissory note with ThinkMarkets, of which $125,000 has been repaid through September 30, 2024. The promissory note has an interest rate of 15% annually, with interest payments due monthly, and matures on August 1, 2025. Commencing upon the closing of the contemplated business combination, the Company has the option to convert any unpaid loan amount and all accrued and unpaid interest into fully paid shares of FGAC common stock, at a conversion price of $5.00 per share. The Company evaluated the convertible promissory note’s settlement provisions and elected the fair value option to value this instrument. Under the fair value election, the convertible promissory note is measured initially and subsequently at fair value. As of September 30, 2024, the fair value was calculated to be $125,000.

On March 16, 2023, the Company invested $200,000 in a senior unsecured loan to Craveworthy. The loan had an interest rate of 13% and a maturity of March 15, 2024. The senior unsecured note was amended to a convertible bridge loan on October 17, 2023, and the maturity date was changed to October 16, 2024. In November 2024, the Company and Craveworthy extended the maturity date to April 16, 2025. The $200,000 principal and any interest accrued may be prepaid voluntarily by Craveworthy but is not required to be paid until the date of maturity. As of September 30, 2024, the entire principal amount of $200,000 as well as approximately $44,000 of accrued interest was outstanding.

Impairment

For equity securities without readily determinable fair values, impairment is determined via a qualitative assessment which considers indicators to evaluate whether the holding is impaired. Some of these indicators include a significant deterioration in the earnings performance or asset quality of the investee, a significant adverse change in regulatory, economic or general market conditions in which the investee operates, or doubt over an investee’s ability to continue as a going concern. If the holding is deemed to be impaired after conducting this analysis, management would estimate the fair value of the holding to determine the amount of impairment loss.

For equity method holdings, evidence of a loss in value might include a series of operating losses of an investee, the absence of an ability to recover the carrying amount of the holding, or a deterioration in the value of the investee’s underlying assets. If these, or other indicators lead to the conclusion that there is a decrease in the value of the holding that is other than temporary, the Company would recognize that decrease in value even though the decrease may be in excess of what would otherwise be recognized under the equity method of accounting.

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional investment managers and appraisers could be incorrect;

●	the past operating performance and cash flows generated from the investee’s operations may not reflect their future performance; and

●	the estimated fair values for holdings for which observable market prices are not available are inherently imprecise.

The Company did not record an impairment on its holdings during the quarter or nine months ended September 30, 2024.

Net holdings loss for the three and nine months ended September 30, 2024 is as follows (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024

Realized gain on common stock	$55	$550
Change in unrealized holding on common stock	4,108	(2,267)
Loss on equity method holdings	(7,090)	(8,896)
Other	291	566
Net holdings loss	$(2,636)	$(10,047)

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

The availability of valuation techniques and observable inputs can vary from holding to holding and are affected by a variety of factors, including the type of holding, whether the holding is new and not yet established in the marketplace, the liquidity of markets and other characteristics specific to the individual holding. In some cases, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the hierarchy based on the lowest level input that is significant to the fair value measurement. When determining fair value, the Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Financial instruments measured, on a recurring basis, at fair value as of September 30, 2024 and December 31, 2023 in accordance with the guidance promulgated by the FASB are as follows (in thousands):

As of September 30, 2024	Level 1	Level 2	Level 3	Total
Oppfi common stock and warrants	$772	$–	$–	$772
GreenFirst common stock	8,380	–	–	8,380
	$9,152	$–	$–	$9,152

As of December 31, 2023
GreenFirst common stock	$10,552	$–	$–	$10,552
	$10,552	$–	$–	$10,552

Note 6. Reinsurance Loss and Loss Adjustment Expense Reserves

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

Under the terms of certain of our quota-share agreements, and due to the nature of claims and premium reporting, a lag exists between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. We report the results of reinsurance contracts on a lag ranging from 1 month to 3 months depending on the availability of information from the cedants. While management believes its estimate of loss and loss adjustment expense reserves are adequate as of September 30, 2024, based on available information, actual losses may ultimately differ materially from the Company’s current estimates. Management will continue to monitor the appropriateness of its assumptions as new information is provided.

A summary of changes in outstanding loss and loss adjustment expense reserves for the nine months ended September 30, 2024 is as follows (in thousands):

Balance, beginning of period, net of reinsurance	$9,036
Incurred related to:
Current year	5,175
Prior year	521
Paid related to:
Current year	(3,042)
Prior years	(490)
Balance, September 30, 2024, net of reinsurance	$11,200

Note 7. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials and components	$-	$-
Work in process	-	6
Finished goods, net of reserve	1,480	1,476
	$1,480	$1,482

The inventory balances are net of reserves of approximately $0.4 million as of both September 30, 2024 and December 31, 2023. The inventory reserves primarily related to the Company’s finished goods inventory. A rollforward of the inventory reserve for the nine months ended September 30, 2024, is as follows (in thousands):

Inventory reserve balance at December 31, 2023	$384
Inventory write-offs during 2024	2
Benefit from inventory reserve during 2024	(20)
Inventory reserve balance at September 30, 2024	$366

Note 8. Property, Plant and Equipment

Property, plant and equipment include the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$47	$2,342
Buildings and improvements	3,416	9,469
Machinery and other equipment	671	678
Office furniture and fixtures	332	377
Construction in progress	24	-
Total property, plant and equipment, cost	4,490	12,866
Less: accumulated depreciation	(1,423)	(1,751)
Property, plant and equipment, net	$3,067	$11,115

As discussed in Note 1, the Company sold the Digital Ignition business during the second quarter of 2024.

Depreciation expense approximated $0.1 million and $0.2 million during the three months ended September 30, 2024 and 2023, respectively, and $0.4 million and $0.5 million during the nine months ended September 30, 2024 and 2023, respectively.

Note 9. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of September 30, 2024 and December 31, 2023.

The Tax Cuts and Jobs Act (the “Tax Act”) provides for a territorial tax system, which began in 2018. It includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The GILTI provisions also allow for a high-tax exclusion if the effective tax rate of the tested income is greater than 18.9%. The Company has evaluated these regulations in determining the appropriate amount of the inclusion for the tax provision. The effective tax rate on the tested income is greater than 18.9%; thus, the Company is utilizing the GILTI high-tax exclusion for purposes of the tax provision for the three and nine months ended September 30, 2024, as well as December 31, 2023.

The Tax Code requires U.S. shareholders to include its share of its Controlled Foreign Corporation’s (“CFC”) income from dividends, interest, rents, and various other types of income, called Subpart F Income. During the three and nine months ended September 30, 2024, the Company incurred interest income from its foreign CFC’s as additional taxable income in this provision, which is fully offset by net operating losses.

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

Note 10. Equity Incentive Plan Grants

On December 15, 2021, our shareholders approved the FG Financial Group, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to attract and retain directors, consultants, officers and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2021 Plan is administered by the Compensation and Management Resources Committee of the Board and has a term of ten years. The 2021 Plan awards may be in the form of stock options (which may be incentive stock options or nonqualified stock options), stock appreciation rights (or “SARs”), restricted shares, restricted share units (“RSUs”), and other share-based awards, and provides for a maximum of 60,000 shares available for issuance. On March 24, 2023, the Company’s board of directors approved an amendment to the 2021 Plan to increase the number of shares available for issuance from 60,000 to 80,000. As of September 30, 2024, there were approximately 4,000 shares remaining available for future issuance.

In addition, on March 24, 2023, the board of directors approved an employee stock purchase plan (“ESPP Plan”) whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company’s common shares in the open market. The Company matches 100% of the employee’s contribution amount after thirty days of employment.

Total stock-based compensation expense for the each of the three months ended September 30, 2024 and 2023 was approximately $0.4 million, and was $1.2 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, total unrecognized stock compensation expense of approximately $1.5 million remains, which will be recognized through December 2028. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense.

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

As part of the Arrangement with Strong Global Entertainment, each restricted stock unit and stock option award granted pursuant to the terms of Strong Global Entertainment’s 2023 Share Compensation Plan were converted into options to purchase or receive 1.5 shares of the Company’s common stock. The term, vesting schedule and all of the other terms of each FGH restricted stock unit and stock option award assumed in the Arrangement with Strong Global Entertainment were not changed.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2024:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2023	69,343	$62.24
Granted	32,000	32.75
Vested	(66,900)	50.54
Forfeited	(1,500)	77.75
Non-vested units, September 30, 2024	32,943	$61.86

The table above includes activity for RSUs for FGH, FGF and Strong Global Entertainment. The Company granted a total of 700,000 RSUs to members of the Company’s management on January 3, 2024, all of which vested on February 17, 2024.

Stock Options

The following table summarizes activity for stock options issued for the nine months ended September 30, 2024:

Common Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2023	37,960	$79.91	8.0	$35.25	$–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Forfeited	(750)	–	–	–	–
Outstanding, September 30, 2024	37,210	$79.96	6.1	$38.17	$–
Exercisable, September 30, 2024	20,219	$36.80	4.5	$35.03	$–

The table above includes activity for stock options for FGH, FGF and Strong Global Entertainment.

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

FG Special Situations Fund

The Company participated as a limited partner in the FG Special Situations Fund (the “Fund”). The general partner of the Fund, and the investment advisor of the Fund, was ultimately controlled by Mr. Cerminara, the Chairman of the Company’s Board of Directors. Portions of the Company’s investment into the Fund were used to sponsor the launch of SPACs affiliated with certain of our officers and directors.

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

FG Merchant Partners

FGMP was formed to co-sponsor newly formed SPACs and other merchant banking clients with their founders or partners. Certain of our directors and officers also hold limited partner interests in FGMP. Mr. Swets holds a limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. Mr. Cerminara also holds a limited partner interest through Fundamental Global, LLC, a holding company for which Mr. Cerminara is the manager and one of the members.

FGMP has invested in the founder shares and warrants of Aldel Financial Inc., FG Merger Corp, FG Acquisition Corp, FGC and Craveworthy. Certain of our directors and officers are affiliated with these entities.

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

ThinkMarkets

On September 29, 2023, the Company invested $250,000 in a convertible promissory note, of which $125,000 has been repaid through September 30, 2024, to support the business combination of ThinkMarkets and FG Acquisition Corp. Mr. Swets is an executive officer of FG Acquisition Corp.

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

The Company paid $0.5 million and $1.4 million to FGM under the Shared Services Agreement for each of the three months and nine months ended September 30, 2024 and 2023, respectively.

Note 12. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted:
Net loss from continuing operations	$(5,242)	$(3,854)	$(16,168)	$(14,927)
Net loss attributable to non-controlling interest	-	4	160	122
Dividends declared on Series A Preferred Shares	(447)	-	(963)	-
Loss attributable to Fundamental Global common shareholders from continuing operations	$(5,689)	$(3,850)	$(16,971)	$(14,805)
Weighted average common shares outstanding	1,143	415	986	393
Loss per common share from continuing operations	$(4.98)	$(9.28)	$(17.22)	$(37.72)

The following potentially dilutive securities outstanding as of September 30, 2024 and 2023 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of September 30,
	2024	2023
Options to purchase common stock	37,210	29,160
Restricted stock units	32,943	20,775

Note 13. Debt

The Company’s short-term and long-term debt consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Short-term debt:
20-year installment loan	$2,096	$2,227
Revolving credit facility	38	-
Insurance debt	236	83
Total short-term debt	2,370	2,310
Less: deferred debt issuance costs, net	(10)	(16)
Total short-term debt, net of issuance costs	$2,360	$2,294

Long-term debt:
Tenant improvement loan	$98	$126
ICS promissory note	271	446
Digital Ignition building loan	-	4,925
Total long-term debt	369	5,497
Less: deferred debt issuance costs, net	-	(36)
Total long-term debt, net of issuance costs	$369	$5,461

Installment Loan and Revolving Credit Facility

In January 2023, Strong/MDI and Canadian Imperial Bank of Commerce (“CIBC”) entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the 20-year installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the 20-year installment loan at any time. The 2023 Credit Agreement is secured by a lien on Strong/MDI’s Quebec, Canada facility and substantially all of Strong/MDI’s assets. The 2023 Credit Agreement requires Strong/MDI to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. In connection with the IPO, the 20-year installment note did not transfer to the Company. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the IPO of Strong Global Entertainment. Also on January 19, 2024, the Company and CIBC entered into a second amendment to the 2023 Credit Agreement. Pursuant to the amendment, (i) the credit limit for the revolving line of credit was reduced to CDN$1.4 million. As of September 30, 2024, there was CAD$52,000, or approximately $38,000, of principal outstanding on the revolving credit facility, which bears variable interest at 7.7%. The Company was in compliance with its debt covenants as of September 30, 2024.

Also on January 19, 2024, Strong Global Entertainment entered into a new demand credit agreement with CIBC. The agreement consists of a demand operating credit and a business credit card facility. Under the demand operating credit, with certain conditions, the credit limit is the lesser of (a) CAD$6.0 million or (b) the sum of (i) 80% of Receivable Value, which includes all North American accounts receivable of Strong/MDI and STS, and (ii) 50% of Inventory Value, but in no event may the amount in this clause (ii) exceed $1.5 million, minus (iii) all Priority Claims (as defined in the demand credit agreement). As of September 30, 2024, there was CAD$4.0 million, or approximately $3.0 million, of principal outstanding on the revolving credit facility, which bears variable interest at 7.7%. Strong Global Entertainment was in compliance with its debt covenants as of September 30, 2024. The Company has not included the principal outstanding on the revolving credit facility on its condensed consolidated balance sheet as of September 30, 2024 since the outstanding balance was transferred to Saltire as part of the sale of Strong/MDI. The Company and Saltire continue to be co-borrowers and guarantors under the CIBC credit facility following the sale of Strong/MDI to Saltire and the transfer of the loan obligations to Saltire. Saltire is finalizing its stand-alone credit facility, which it expects to close in the fourth quarter for 2024 at which time the balance owed under the credit facility by Saltire is expected to be paid in full and the credit facility and all guarantees terminated.

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

Contractual Principal Payments

Contractual required principal payments on the Company’s long-term debt at September 30, 2024 are as follows (in thousands):

	Tenant Improvement Loan	ICS Promissory Note	Total
Remainder of 2024	$9	$58	$67
2025	40	213	253
2026	42	-	42
2027	7	-	7
Total	$98	$271	$369

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

The Company is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to the Company. In the Company’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. The Company has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. As of September 30, 2024, the Company has a loss contingency reserve of approximately $0.1 million, which represents management’s estimate of its potential losses related to the settlement of open cases. When appropriate, the Company may settle additional claims in the future. Management does not expect the resolution of these cases to have a material adverse effect on the Company’s condensed consolidated financial condition, results of operations or cash flows.

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

Note 15. Leases

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

	Three Months Ended		Nine Months Ended
Lease cost	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Finance lease cost:
Amortization of right-of-use assets	$65	$53	$195	$123
Interest on lease liabilities	24	22	78	49
Operating lease cost	68	38	218	111
Net lease cost	$157	$113	$491	$283

	Three Months Ended		Nine Months Ended
Other information	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$24	$22	$78	$49
Operating cash flows from operating leases	$56	$33	$186	$98
Financing cash flows from finance leases	$64	$40	$191	$106

As of September 30, 2024
Weighted-average remaining lease term - finance leases (years)	1.7
Weighted-average remaining lease term - operating leases (years)	1.8
Weighted-average discount rate - finance leases	9.3%
Weighted-average discount rate - operating leases	5.0%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of September 30, 2024 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$55	$87
2025	152	600
2026	81	468
2027	14	-
Total lease payments	302	1,155
Less: Amount representing interest	(14)	(119)
Lease obligations	$288	$1,036

Note 16. Segment Reporting

The Company has three operating segments - reinsurance, merchant banking, and managed services. The CODM is the Company’s Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax. Our reinsurance segment consists of the operations of our Cayman Islands-based reinsurance subsidiary, FGRe, as well as the returns associated with the holdings acquired by our reinsurance operations. Our merchant banking segment includes our holdings made outside of reinsurance operations. Our managed services segment includes STS, which provides comprehensive managed service offerings to cinema operators and entertainment venues nationwide to ensure solution uptime and availability.

The following table presents the financial information for each segment that is specifically identifiable or based on allocations using internal methodology as of and for the three and nine months ended September 30, 2024 and 2023. The ‘other’ category in the table below consists largely of corporate general and administrative expenses which have not been allocated to a specific segment.

	Three Months Ended September 30, 2024
	Reinsurance	Merchant Banking	Managed Services	Other	Total
Net premiums earned	$4,293	$-	$-	$-	$4,293
Net holdings (loss) income	(7,173)	4,537	-	-	(2,636)
Product sales	-	-	5,681	-	5,681
Services revenue	-	-	3,115	-	3,115
Total revenue	$(2,880)	$4,537	$8,796	$-	$10,453

(Loss) income from continuing operations before income tax	$(7,523)	$4,404	$527	$(2,669)	$(5,261)

	Three Months Ended September 30, 2023
	Reinsurance	Merchant Banking	Managed Services	Other	Total
Net premiums earned	$-	$-	$-	$-	$-
Net holdings loss	-	(2,645)	-	-	(2,645)
Product sales	-	-	3,631	-	3,631
Services revenue	-	-	2,925	175	3,100
Total revenue	$-	$(2,645)	$6,556	$175	$4,086

(Loss) income from continuing operations before income tax	$-	$(2,645)	$244	$(1,759)	$(4,160)

	Nine Months Ended September 30, 2024
	Reinsurance	Merchant Banking	Managed Services	Other	Total
Net premiums earned	$8,765	$-	$-	$-	$8,765
Net holdings loss	(7,991)	(2,056)	-	-	(10,047)
Product sales	-	-	15,098	-	15,098
Services revenue	-	-	9,502	264	9,766
Total revenue	$774	$(2,056)	$24,600	$264	$23,582

(Loss) income from continuing operations before income tax	$(7,573)	$(2,302)	$946	$(7,349)	$(16,278)

	Nine Months Ended September 30, 2023
	Reinsurance	Merchant Banking	Managed Services	Other	Total
Net premiums earned	$-	$-	$-	$-	$-
Net holdings loss	-	(9,877)	-	-	(9,877)
Product sales	-	-	11,195	-	11,195
Services revenue	-	-	8,722	516	9,238
Total revenue	$-	$(9,877)	$19,917	$516	$10,556

(Loss) income from continuing operations before income tax	$-	$(8,685)	$703	$(7,258)	$(15,240)

	September 30, 2024
	Reinsurance	Merchant Banking	Managed Services	Other	Total
Segment assets	$37,666	$60,248	$12,781	$5,264	$115,959

The following tables disaggregate the Company’s product sales and services revenue by major source for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Managed Services	Other	Total	Managed Services	Other	Total
Screen system sales	$91	$-	$91	$8	$-	$8
Digital equipment sales	5,202	-	5,202	3,434	-	3,434
Extended warranty sales	38	-	38	43	-	43
Other product sales	350	-	350	146	-	146
Total product sales	5,681	-	5,681	3,631	-	3,631
Field maintenance and monitoring services	1,965	-	1,965	2,008	-	2,008
Installation services	906	-	906	763	-	763
Other service revenues	244	-	244	154	175	329
Total service revenues	3,115	-	3,115	2,925	175	3,100
Total	$8,796	$-	$8,796	$6,556	$175	$6,731

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Managed Services	Other	Total	Managed Services	Other	Total
Screen system sales	$194	$-	$194	$131	$-	$131
Digital equipment sales	13,796	-	13,796	10,497	-	10,497
Extended warranty sales	126	-	126	143	-	143
Other product sales	982	-	982	424	-	424
Total product sales	15,098	-	15,098	11,195	-	11,195
Field maintenance and monitoring services	5,770	-	5,770	5,811	-	5,811
Installation services	3,078	-	3,078	2,603	-	2,603
Other service revenues	654	264	918	308	516	824
Total service revenues	9,502	264	9,766	8,722	516	9,238
Total	$24,600	$264	$24,864	$19,917	$516	$20,433

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and nine months ended September 30, 2024 and September 30, 2023 (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Managed Services	Other	Total	Managed Services	Other	Total
Point in time	$7,250	$-	$7,250	$5,025	$15	$5,040
Over time	1,546	-	1,546	1,531	160	1,691
Total	$8,796	$-	$8,796	$6,556	$175	$6,731

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Managed Services	Other	Total	Managed Services	Other	Total
Point in time	$19,864	$2	$19,866	$15,338	$63	$15,401
Over time	4,736	262	4,998	4,579	453	5,032
Total	$24,600	$264	$24,864	$19,917	$516	$20,433

At September 30, 2024, the unearned revenue amount associated with maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $0.4 million. The Company expects to recognize $0.3 million of unearned revenue amounts during the remainder of 2024, $0.1 million during 2025, and immaterial amounts during 2026-2027.

The following tables summarize the Company’s products and services revenue by geographic area for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
United States	$8,693	$6,639	$24,443	$20,120
Canada	2	5	21	15
Europe	-	71	266	208
Asia	-	-	3	-
Other	101	16	131	90
Total	$8,796	$6,731	$24,864	$20,433

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

Management cautions that the forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation: failure to realize cost savings, efficiencies and other expected benefits from recent acquisition and sale transactions and the anticipated Arrangement; general conditions in the global economy; our lack of operating history or established reputation in the reinsurance industry; our inability to obtain or maintain the necessary approvals to operate reinsurance subsidiaries; risks associated with operating in the reinsurance industry, including inadequately priced insured risks, credit risk associated with brokers we may do business with, and inadequate retrocessional coverage; our inability to execute on our investment and investment management strategy, including our strategy to invest in the risk capital of special purpose acquisition companies (SPACs); potential loss of value of holdings; risk of becoming an investment company; fluctuations in our short-term results as we implement our new business strategy; risks of being unable to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; our limited operating history as a public company; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; potential conflicts of interest between us and our directors and executive officers; risks associated with our related party transactions and holdings; and risks associated with our holdings in SPAC’s, including the failure of any such SPAC to complete its initial business combination. Our expectations and future plans and initiatives may not be realized. If one of these risks or uncertainties materializes, or if our underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. You are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements are made only as of the date hereof and do not necessarily reflect our outlook at any other point in time. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect new information, future events or developments.

Overview

Fundamental Global Inc. (“Fundamental Global”, the “Company”, “we”, or “us”), formerly known as FG Financial Group, Inc. (“FGF”), is engaged in reinsurance, asset management/merchant banking, and managed services. The Company’s principal business operations are conducted through its subsidiaries and affiliates.

On February 29, 2024, FGF and FG Group Holdings, Inc. (“FGH”), closed the plan of merger to combine the companies in an all-stock transaction (the “Merger”). In connection with the Merger, FGH common stockholders received one share of FGF common stock for each share of common stock of FGH held by such stockholder. Upon completion of the Merger, the combined company was renamed to Fundamental Global, and the common stock and Series A cumulative preferred stock of the combined company continue to trade on the Nasdaq under the tickers “FGF” and “FGFPP,” respectively.

On May 3, 2024, Strong Global Entertainment, Inc. (“Strong Global Entertainment”) entered into an acquisition agreement (the “Acquisition Agreement”) with FG Acquisition Corp., a special purpose acquisition company (“FGAC”), Strong/MDI Screen Systems, Inc. (“Strong/MDI”), FGAC Investors LLC, and CG Investments VII Inc. The transaction closed on September 25, 2024. As part of the closing, FGAC was renamed Saltire Holdings, Ltd (“Saltire”), and Saltire acquired all of the outstanding shares of one of our wholly-owned subsidiaries, Strong/MDI. As a result of the acquisition, Strong/MDI became a wholly-owned subsidiary of Saltire. See Note 4 for additional details.

On May 30, 2024, we and Strong Global Entertainment, an operating company in which we held approximately 76% of the Class A common shares, entered into a definitive arrangement agreement and plan of arrangement (the “Arrangement”) to combine the companies in an all-stock transaction. Upon completion of the arrangement, the stockholders of Strong Global Entertainment received 1.5 common shares of the Company for each share of Strong Global Entertainment. The transaction closed on September 30, 2024. Following the closing, Strong Global Entertainment ceased to exist, and its Class A Voting Common Shares without par value were delisted from NYSE American LLC and deregistered under the Exchange Act.

Results of Operations

As a result of the reverse merger of FGF and FGH, the condensed consolidated financial statements for the periods prior to the merger represent the results of FGH, as the accounting acquirer. For periods subsequent to the merger, the condensed consolidated financial statements represent the combined results of FGH and FGF. In addition, Strong Studios, Inc. and Strong/MDI, Inc are presented as discounted operations in the accompanying condensed consolidated financial statements.

Management’s discussion and analysis of financial condition and results of operations that follows reflects the continuing operations of the Company.

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenues	$10,453	$4,086	$6,367	155.8%
Expenses	15,541	8,133	7,408	91.1%
Loss from operations	(5,088)	(4,047)	(1,041)	25.7%
Bargain purchase on acquisition and other expense, net	(173)	(113)	(60)	53.1%
Net loss from continuing operations	(5,242)	(3,854)	(1,388)	36.0%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenues	$23,582	$10,556	$13,026	123.4%
Expenses	41,306	25,543	15,763	61.7%
Loss from operations	(17,724)	(14,987)	(2,737)	18.3%
Bargain purchase on acquisition and other income (expense), net	1,446	(253)	1,699	n/m
Net loss from continuing operations	(16,168)	(14,927)	(1,241)	8.3%

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Revenue

Revenue increased $6.4 million or 155.8% to $10.5 million for the three months ended September 30, 2024 from $4.1 million for the three months ended September 30, 2023.

The primary driver of revenue growth was the addition of $4.3 million of reinsurance premium revenue resulting from the Merger in February 2024 and a $2.2 million increase in revenue from STS. The growth in revenue from STS was due to the acquisition of the net assets of Innovative Cinema Solutions, LLC (“ICS”) in late 2023 combined with increased demand from cinema operators for installation services.

Expenses

Total expenses increased $7.4 million or 91.1% to $15.5 million for the three months ended September 30, 2024 from $8.1 million for the three months ended September 30, 2023. Expenses are comprised of cost of sales related to the Strong Entertainment operating business, costs of the reinsurance and asset management business and selling, general and administrative expenses.

The increase in total expenses was primarily due to the addition of the FGF business operations following the merger in February 2024 which added $6.0 million in reinsurance expenses and general and administrative expenses in the third quarter. In addition, the Company’s costs of revenue increased commensurate with the revenue growth at STS.

Loss from Operations

Loss from operations increased $1.0 million to $5.1 million for the three months ended September 30, 2024 from $4.0 million during the third quarter of 2023. Higher general and administrative costs due to the addition of FGF, which is not included in the prior period comparisons, were partially offset by improved gross profit contribution from STS.

Net Loss from Continuing Operations

Net loss from continuing operations increased to $5.2 million for the three months ended September 30, 2024 from $3.9 million during the third quarter of 2023. Improvements in gross profit from Strong Entertainment were partially offset by increased general and administrative costs related to both operating Strong Entertainment as a separate public company and the addition of FGF, which is not included in the prior period comparisons.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

Revenue

Revenue increased $13.0 million or 123.4% to $23.6 million for the nine months ended September 30, 2024 from $10.6 million for the nine months ended September 30, 2023.

The primary driver of revenue growth was the addition of $8.8 million of reinsurance premium revenue resulting from the Merger in February 2024 and a $4.7 million increase in revenue from STS, partially offset by a $0.2 million increase in holdings losses compared with the prior year period. The growth in revenue from STS was due to the acquisition of the net assets of ICS in late 2023 and increased demand from cinema operators for installation services. Holdings income was unfavorable as the Company’s non-cash equity method losses were higher in the current year period. The nine months ended September 30, 2024 includes seven months of reinsurance and holdings operating results from the acquired FGF business lines.

Expenses

Total expenses increased $15.8 million or 61.7% to $41.3 million for the nine months ended September 30, 2024 from $25.5 million for the nine months ended September 30, 2023. Expenses are comprised of cost of sales related to STS operating business, costs of the reinsurance and asset management business and selling, general and administrative expenses.

The increase in total expenses was primarily due to the addition of the FGF business operations the Merger in February 2024 which added $11.0 million in reinsurance expenses and general and administrative expenses in the nine-month period. In addition, the Company’s costs of revenue and selling, general and administrative expenses increased with growth at STS and as a result of operating Strong Entertainment as a separate public company. The Company also recognized a $1.4 million non-cash impairment related to the sale of the Digital Ignition building.

Loss from Operations

Loss from operations increased $2.7 million or 18.3% to $17.7 million for the nine months ended September 30, 2024 from $15.0 million during the first quarter of 2023. Improved gross profit contributions from STS were offset by increased general and administrative costs related to both operating Strong Entertainment as a separate public company and the addition of FGF, which is not included in the prior period comparisons, as well as a non-cash impairment loss of $1.4 million related to the sale of Digital Ignition.

Net Loss from Continuing Operations

Net loss from continuing operations increased $1.2 million or 8.3% for the nine months ended September 30, 2024 from $14.9 million during the first nine months of 2023. Improved gross profit contributions from STS and a $1.8 million gain related to the FGF merger transaction were offset by increased general and administrative costs related to both operating Strong Entertainment as a separate public company and the addition of FGF which is not included in the prior period comparisons as well as a non-cash impairment loss of $1.4 million related to the sale of Digital Ignition.

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

Other Holdings

Other holdings consist, in part, of equity holdings made in privately held companies accounted for under the equity method. As discussed further in Note 5, certain holdings held by our equity method investees are valued using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility and discount for lack of marketability of the underlying holding. Our investees estimate the volatility of these holdings based on the historical performance of various broad market indices blended with various peer companies which they consider as having similar characteristics to the underlying holding, as well as consideration of price and volatility of relevant publicly traded securities such as SPAC warrants. Our investees also consider the probability of a successful merger when valuing equity for SPACs that have not yet completed a business combination.

Current Expected Credit Loss

Upon adoption of ASU 2016-13, as amended, Financial Instruments – Credit Losses, the Company calculated an allowance for expected credit losses for its reinsurance balances receivable by applying a Probability of Default / Loss Given Default model. The model considers both the external collectability history as well as external loss history. The external loss history that the Company used included a long-term probability of liquidation study specific to insurance companies. Additionally, the life of each of the Company’s reinsurance treaties was also considered as the probability of default was calculated over the contractual length of the reinsurance contracts. The credit worthiness of a counterparty is evaluated by considering the credit ratings assigned by independent agencies and individually evaluating all the counterparties.

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

We defer costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We did not have any deferred contract costs as of September 30, 2024 or December 31, 2023.

Deferred Policy Acquisition Costs

Policy acquisition costs are costs that vary with, and are directly related to, the successful production of new and renewal reinsurance business, and consist principally of commissions, taxes, and brokerage expenses. If the sum of a contract’s expected losses and loss expenses and deferred acquisition costs exceeds associated unearned premiums and expected income on holdings, a premium deficiency is determined to exist. In this event, deferred acquisition costs are written off to the extent necessary to eliminate the premium deficiency. If the premium deficiency exceeds deferred acquisition costs, then a liability is accrued for the excess deficiency. There were no premium deficiency adjustments recognized during the periods presented herein.

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

Loss estimates may also be based upon actuarial and statistical projections, an assessment of currently available data, predictions of future developments, estimates of future trends and other factors. Significant assumptions used by the Company’s management and third-party actuarial specialists include loss development factor selections, initial expected loss ratio selections, and weighting of methods used. The final settlement of losses may vary, perhaps materially, from the reserves recorded. All adjustments to the estimates are recorded in the period in which they are determined. GAAP does not permit establishing loss reserves, which include case reserves and incurred but not reported loss reserves, until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date are established, with no allowance for the establishment of loss reserves to account for expected future loss events. Generally, the Company obtains regular updates of premium and loss related information for the current and historical periods, which are utilized to update the initial expected loss ratio. We also experience lag between (i) claims being reported by the underlying insured to the Company’s cedent and (ii) claims being reported by the Company’s cedent to the Company. This lag may impact the Company’s loss reserve estimates. Cedent reports have pre-determined due dates (for example, thirty days after each month end). As a result, the lag depends in part upon the terms of the specific contract. The timing of the reporting requirements is designed so that the Company receives premium and loss information as soon as practicable once the cedent has closed its books. Accordingly, there should be a short lag in such reporting. Additionally, most of the contracts that have the potential for large single event losses have provisions that such loss notifications are provided to the Company immediately upon the occurrence of an event.

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

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the nine months ended September 30, 2024 and 2023 (in thousands).

	Nine Months Ended September 30,
Summary of Cash Flows	2024	2023
Cash and cash equivalents from continuing operations – beginning of period	$5,995	$3,063

Net cash used in operating activities from continuing operations	(3,084)	(1,648)
Net cash provided by investing activities from continuing operations	10,393	58
Net cash (used in) provided by financing activities from continuing operations	(6,857)	1,620
Effect of exchange rate changes on cash and cash equivalents	13	(15)
Net increase in cash and cash equivalents from continuing operations	465	15

Cash and cash equivalents from continuing operations – end of period	$6,460	$3,078

For the nine months ended September 30, 2024, net cash used in operating activities from continuing operations was approximately $3.1 million, compared to $1.6 for the nine months ended September 30, 2023. Cash from operations decreased due to a net cash outflow for working capital, including an increase in net outflows related to our insurance business, which were partially offset by an improvement in Strong Global Entertainment’s results from operations.

For the nine months ended September 30, 2024, net cash provided by investing activities from continuing operations was approximately $10.4 million, compared to $0.1 million for the nine months ended September 30, 2023. Cash provided by investing activities during the nine months ended September 30, 2024 included $1.9 million of an increase in cash as a result of the Merger of FGF and FGH, $2.3 million of proceeds from the sale of equity securities and $6.1 million from the sale of the Digital Ignition building. Investing cash flows during each of the nine months ended September 30, 2024 and 2023 included approximately $0.1 million of capital expenditures in the managed services business.

For the nine months ended September 30, 2024, net cash used in financing activities from continuing operations was approximately $6.9 million, compared to cash provided by financing activities of $1.6 million for the nine months ended September 30, 2023. Cash used in financing activities during the nine months ended September 30, 2024 included $5.5 million of principal payments on debt and finances leases and $1.3 million of payments of dividends on our Series A Preferred Shares. Cash by financing activities during the nine months ended September 30, 2023 included $2.4 million of net proceeds from the IPO of Strong Global Entertainment, partially offset by $0.7 million of principal payments on debt and finances leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2024. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the merger or FGF and FGH as of February 29, 2024, the Company’s overall control environment and its internal controls over financial reporting now incorporate the internal controls over financial reporting that continue in place for FGH as well as FGF.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

Fundamental Global is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to Fundamental Global. In Fundamental Global’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. Fundamental Global has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits. Under the Fundamental Global Asset Purchase Agreement, the Company agreed to indemnify Fundamental Global for future losses, if any related to current product liability or personal injury claims arising out of products sold or distributed in the U.S. by the operations of the businesses being transferred to the Company in the Separation, in an aggregate amount not to exceed $250,000 per year, as well as to indemnify Fundamental Global for all expenses (including legal fees) related to the defense of such claims. As of September 30, 2024, the Company has a loss contingency reserve of approximately $0.1 million, which represents the Company’s estimate of its potential losses related to the settlement of open cases. When appropriate, Fundamental Global may settle additional claims in the future. The Company does not expect the resolution of these cases to have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

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

The success of the Company will depend in part on its ability to retain the talents and dedication of key employees and officers. It is possible that these employees and officers may decide not to remain with the Company. If FGF and FGH are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, FGF and FGH could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, the Company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating the businesses to hiring suitable replacements, all of which may cause the Company’s business to suffer. In addition, the Company may not be able to locate or retain suitable replacements for any key employees who leave either company.

We have no assurance of future business from any of our customers.

We estimate future revenue associated with customers and customer prospects for purposes of financial planning and measurement of our sales pipeline, but we have limited contractual assurance of future business from our customers. While we do have arrangements with some of our customers, customers are not required to purchase any minimum amounts and could stop doing business with us. Some customers maintain simultaneous relationships with our competitors and could shift more of their business away from us if they choose to do so in the future.

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

The domestic and international markets for our product lines are highly competitive, evolving and subject to rapid technological and other changes. We expect the intensity of competition in each of these areas to continue in the future for a number of reasons including:

●	Certain of our competitors in the digital equipment industry have longer operating histories and greater financial, technical, marketing and other resources than we do, which, among other things, may permit them to adopt aggressive pricing policies. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues and our results of operations. Some of our competitors also have greater name and brand recognition and a larger customer base than us.

●	Some of our competitors are manufacturing their own digital equipment while we employ a distribution business model through our distribution agreements with NEC Display Solutions of America, Inc., Barco, Inc. and certain other suppliers. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues.

●	Suppliers could decide to utilize their current sales force to supply their products directly to customers rather than utilizing channels.

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

The Company’s top ten customers accounted for approximately 43% and 40% of consolidated products and services revenues during the three and nine months ended September 30, 2024, respectively. Trade accounts receivable from these customers represented approximately 59% of net consolidated receivables at September 30, 2024. One of the Company’s customers accounted for more than 10% of both its consolidated net revenues during the nine months ended September 30, 2024 and its net consolidated receivables as of September 30, 2024. While the Company believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products and offers its services.

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

Any acquired business, technology, service or product, or entry into a new line of business could significantly under-perform relative to our expectations and may not achieve the benefits we expect. For all these reasons, our pursuit of an acquisition, investment, new line of business, divestiture, merger or joint venture could cause our actual results to differ materially from those anticipated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Articles of Incorporation of Fundamental Global Inc. (incorporated by reference to exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on December 9, 2022).
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation of Fundamental Global Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 29, 2024).
3.3	Certificate of Change of Fundamental Global Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2024).
3.4	Bylaws of Fundamental Global Inc. (incorporated by reference to exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on December 9, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Fundamental Global Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Loss (unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited).
104	XBRL Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNDAMENTAL GLOBAL INC.

Date: November 14, 2024	By:	/s/ D. Kyle Cerminara
D. Kyle Cerminara, Chief Executive Officer
(principal executive officer)

Date: November 14, 2024	By:	/s/ Mark D. Roberson
Mark D. Roberson, Chief Financial Officer
(principal financial officer)

Date: November 14, 2024	By:	/s/ Todd R. Major
Todd R. Major, Chief Accounting Officer
(principal accounting officer)

