Form 10-K
period 2024-12-31
Fundamental Global Inc.
filed 2025-03-31
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

(704) 994-8279

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act.:

Large Accelerated Filer	☐	Accelerated Filer ☐
Non-Accelerated Filer	☒	Smaller Reporting Company ☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On June 28, 2024, the aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $17.5 million, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 24, 2025, the total number of shares outstanding of the Registrant’s common stock was 1,271,619.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

FUNDAMENTAL GLOBAL INC.

FUNDAMENTAL GLOBAL INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “can,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “evaluate,” “forecast,” “goal,” “guidance,” “indicate,” “intend,” “likely,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probable,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “view,” “will,” “would,” “will be,” “will continue,” “will likely result” or the negative thereof or other variations thereon or comparable terminology. In particular, discussions and statements regarding the Company’s future business plans and initiatives are forward-looking in nature. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these to be reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements and may impact our ability to implement and execute on our future business plans and initiatives. Management cautions that the forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, general conditions in the global economy; risks associated with operating in the merchant banking, and managed services industries, including inadequately priced insured risks, credit risk; our inability to execute on our multi-industry business strategy and potential loss of value of investments; risk of becoming an investment company; fluctuations in our short-term results as we implement our business strategies; risks of being unable to close the sale of our reinsurance business in a reasonable time period or at all; risks of not being able to execute on our asset management strategy and potential loss of value of holdings; risk of becoming an investment company; fluctuations in our short-term results as we implement our business strategies; risks of being unable to close the sale of our reinsurance business in a reasonable time period or at all; risks of not being unable to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; our limited operating history as a public company; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; and potential conflicts of interest between us and our directors and executive officers.

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

FUNDAMENTAL GLOBAL INC.

ITEM 1. BUSINESS

Fundamental Global Inc. (“FG”, “FGF” or the “Company”, “we”, or “us”) is a holding company incorporated in the state of Nevada. On December 9, 2022, FG completed its reincorporation from a Delaware corporation to a Nevada corporation. Our Common Stock and Series A Preferred are currently listed on Nasdaq under the symbols “FGF” and “FGFPP,” respectively. The address of FG’s principal executive offices is 108 Gateway Blvd, Suite 204, Mooresville, North Carolina 28117, and its telephone number is (704) 994-8279.

Recent Developments

On February 29, 2024, FGF and FG Group Holdings, Inc. (“FGH”) closed a plan of merger to combine the companies in an all-stock transaction (the “Merger”). In connection with the Merger, FGH common stockholders received one share of FGF common stock for each share of common stock of FGH held by such stockholder. Upon completion of the Merger, the combined company was renamed to Fundamental Global Inc., and the common stock and Series A cumulative preferred stock of the combined company continued to trade on the Nasdaq Stock Market LLC (the “Nasdaq”) under the tickers “FGF” and “FGFPP,” respectively.

On May 3, 2024, Strong Global Entertainment, Inc. (“Strong Global Entertainment” or “SGE”) entered into an acquisition agreement (the “Acquisition Agreement”) with FG Acquisition Corp. (“FGAC”), a special purpose acquisition company (“SPAC”), Strong/MDI Screen Systems, Inc. (“Strong/MDI”), FGAC Investors LLC, and CG Investments VII Inc. The transaction closed on September 25, 2024. As part of the closing, FGAC was renamed Saltire Holdings, Ltd (“Saltire”), and Saltire acquired all of the outstanding shares of one of the Company’s indirect wholly-owned subsidiaries, Strong/MDI. As a result of the acquisition, Strong/MDI became a wholly-owned subsidiary of Saltire.

On May 30, 2024, the Company and Strong Global Entertainment, an operating company in which we held approximately 76% of the Class A common shares, entered into a definitive arrangement agreement and plan of arrangement to combine the companies in an all-stock transaction (the “Arrangement”). Upon completion of the Arrangement, the stockholders of Strong Global Entertainment received 1.5 common shares of the Company for each share of Strong Global Entertainment. The transaction closed on September 30, 2024. Following the closing, Strong Global Entertainment ceased to exist, and its common shares were delisted from NYSE American LLC (“NYSE American”) and deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”). As the Company was the majority shareholder of Strong Global Entertainment, the financial results of Strong Global Entertainment are presented on a consolidated basis in the Company’s consolidated financial statements included in this Annual Report on Form 10-K (this “Form 10-K”).

On October 10, 2024, the Company’s Board of Directors (the “Board”) approved a reverse stock split of the Company’s authorized, issued and outstanding shares of the Company’s common stock at a ratio of one (1)-for-twenty-five (25) (the “Reverse Stock Split”). The Reverse Stock Split became effective on October 31, 2024 (the “Effective Date”), at 5:00 p.m., Eastern Time. The Company’s common shares began trading on a split-adjusted basis at the commencement of trading on November 1, 2024. All equity awards outstanding immediately prior to the Reverse Stock Split were adjusted to reflect the Reverse Stock Split. As a result of the Reverse Stock Split, all references to the Company’s common stock in this Form 10-K have been adjusted to reflect the Reverse Stock Split.

Overview and Current Business Operations

Fundamental Global is a holding company that focuses on allocating capital to our business operations including our managed services and merchant banking business and related real estate and equity holdings.

Continuing Operations

We currently have two operating business segments, merchant banking and managed services.

We manage our merchant banking and asset management activities through FG Management Solutions LLC (“FGMS”), formerly known as FG SPAC Solutions, LLC. Merchant banking services include various strategic, administrative, and regulatory support services to newly formed SPACs (our “SPAC Platform”). Additionally, the Company co-founded a partnership, FG Merchant Partners, LP (“FGMP”), formerly known as FG SPAC Partners, LP, to participate as a co-sponsor for newly formed SPACs and other merchant banking clients.

Our merchant banking group provides advisory services, facilitates capital formation and allocates capital to equity holdings. In our SPAC Platform, this also includes launching, sponsoring and providing strategic, administrative, and regulatory support services to newly formed SPACs. Our merchant banking division has facilitated the launch of several new companies, including FG Communities, Inc. (“FGC”), a self-managed real estate company focused on a growing portfolio of manufactured housing communities that are owned and operated by FGC, and Saltire, a Canadian public company that allocates capital to equity, debt and/or hybrid securities of high-quality private companies, among others.

Our wholly-owned subsidiary and managed services business, Strong Technical Services (“STS”), is a leader in the entertainment industry providing mission critical products and services to cinema exhibitors and entertainment venues for over 90 years. STS provides comprehensive managed service offerings including remote network operating center support, on-site field service, content delivery, installation and other services designed to support cinema and entertainment operators.

Discontinued Operations

The Company operates a reinsurance business, which has been classified as assets held for sale as of December 31, 2024. The Company entered into an agreement for the sale of a portion of its reinsurance business for $5.6 million, which it expects to close in the first half of 2025. The Company also intends to sell the remaining portion of the reinsurance business in 2025.

The Company previously operated Strong Studios and Strong/MDI. Those business units were sold in 2024 and are no longer part of the Company’s consolidated operations as of December 31, 2024. These discontinued business units are more fully described in Item 8, Note 5, in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Website

Our corporate website is www.fundamentalglobal.com. A copy of our Code of Ethics can be found in the Governance Documents section of our website. Information contained at the website is not a part of this report.

Human Capital Resources

We employed 130 persons at December 31, 2024, all of which were full-time. Of these employees, 31 positions were considered operational, 67 were service related and 32 were considered sales and administrative. We are not a party to any collective bargaining agreement.

The Company believes it complies with all applicable provincial, state, local and applicable international laws governing nondiscrimination in employment in every location in which the Company operates. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status. We continue to monitor our demand for skilled and unskilled labor and provide training and competitive compensation packages in an effort to attract and retain skilled employees.

Our managed services business remains deeply rooted in cinema and other entertainment venue-focused services. In this regard, we continuously drive our efforts to be the best partner for our customers, investment for our shareholders, neighbor in our community and to provide an empowering work environment for our employees.

ITEM 1A. RISK FACTORS

The Company is engaged in mergers and acquisition activity and may incur significant costs or risks related to execution and integration.

The Company has completed several transactions, including the merger of FGF and FGH and the merger of FGF and Strong Global Entertainment, and is continuing to implement initiatives to streamline and simplify its holding company operations, which may include additional acquisitions or divestitures. We also recently announced an agreement for the sale of a signification portion of our reinsurance business. We may incur significant legal, financial advisory, accounting, consulting and other advisory fees, insurance, internal overhead, public company filing fees, and other regulatory fees, printing costs and other related costs. We may also incur expenses in connection with the integration of operations. There are many factors that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These costs may result in the Company taking charges against earnings in future periods.

We are integrating multiple mergers, which may be more difficult, costly or time-consuming than expected and the Company may fail to realize the anticipated benefits.

The success of the Company will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of FGF and FGH and Strong Global Entertainment in a manner that does not materially disrupt existing operations or result in decreased revenue or reputational harm. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses, difficulties in integrating operations and systems, including communications systems, administrative and information technology infrastructure and financial reporting and internal control systems, or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers and employees or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts may also divert management attention and resources. These integration matters could have an adverse effect on the Company.

The Company’s future results may suffer if the Company does not effectively manage the combined operations from the mergers.

The Company’s future success will depend, in part, upon its ability to manage the combined businesses, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the Company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Merger.

The Company may be unable to retain current personnel.

The success of the Company will depend in part on its ability to retain the talents and dedication of key employees and officers. It is possible that these employees and officers may decide not to remain with the Company. If we are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, the Company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating the businesses to hiring suitable replacements, all of which may cause the Company’s business to suffer. In addition, the Company may not be able to locate or retain suitable replacements for any key employees who leave either company.

Our capital allocation strategy may not be successful, which could adversely impact our financial condition.

We intend to continue allocating part of our cash balances to companies and may engage in mergers, acquisitions and divestitures. These types of holdings are riskier than holding our cash balances as bank deposits or, for example, conservative options such as treasury bonds or money market funds. There can be no assurance that we will be able to maintain or enhance the value or the performance of the companies in which we have invested or may invest in the future, or that we will achieve returns or benefits from these holdings. Under certain circumstances, significant declines in the fair values of these holdings may require the recognition of other-than-temporary impairment losses. We may lose all or part of our holdings relating to such companies if their value decreases as a result of their financial performance or for any other reason. If our interests differ from those of other investors in companies over which we do not have control, we may be unable to effect any change at those companies. We are not required to meet any diversification standards, and our holdings may continue to remain concentrated. In addition, we may seek to sell some or all of our existing businesses as part of our holding company strategy.

If our capital allocation strategy is not successful or we achieve less than expected returns from these holdings, it could have a material adverse effect on us. The Board may also change our capital allocation strategy at any time, and such changes could further increase our exposure, which could adversely impact us.

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

Our holdings in special purpose acquisition companies as well as the sponsors of special purpose acquisition companies involve a high degree of risk.

We have invested in initial public offerings (“IPOs”) of special purpose acquisition companies, including SPACs that are sponsored by our affiliates. In general, a SPAC is a special purpose vehicle that is formed to raise capital from the public through an IPO with the purpose, usually, of using the proceeds to acquire a single unspecified business or assets to be identified after the IPO. The IPO proceeds are held in a trust account until released to fund a business combination or used to redeem shares sold in the IPO. SPACs are required to either consummate a business combination or liquidate within a set period of time following their IPO. Because, at the time of the IPO, the SPAC has no operating history or any plans, arrangements or understandings with any prospective investment targets, we will have no basis upon which to evaluate the SPAC’s ability to achieve its business objectives. If a SPAC fails to complete its initial business transaction within the required time period, it will never generate any operating revenues and our SPAC holding may receive only a fixed dollar amount per share upon redemption, or less than such fixed amount in certain circumstances which could significantly affect our operating results and shareholders’ equity.

Additionally, we have acquired equity interests in various sponsors of SPACs (“Sponsor”) and expect to acquire additional interests in sponsors of SPACs in the future. By investing in a Sponsor, we have provided at-risk capital which allows the Sponsor to launch the IPO of the SPAC. In exchange for this investment, we own interests in the Sponsor that entitle us to receive distributions of shares and warrants in the SPAC. These Sponsor interests do not have redemption rights to receive any portion of our original investment back from the trust account of the SPAC, as is normally associated with an IPO investment directly into a SPAC. Accordingly, an investment in a Sponsor is subject to a much higher degree of risk than an investment directly in a SPAC’s IPO because the entire investment may be lost if the SPAC is not successful in consummating a business combination. Such potential loss could have a material effect on our financial results and shareholders’ equity.

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

We anticipate that the performance of our merchant banking and managed services will fluctuate from period to period. In addition, because we plan to underwrite products and make investments to achieve favorable return on equity over the long-term, our short-term results of operations may not be indicative of our long-term prospects. Our results of operations may also be adversely impacted by general economic conditions and the conditions and outlook of the markets for merchant banking and managed services.

Changes in the value of our equity holdings could have a significant impact on our reported financial results.

Our equity holdings comprise a significant portion of our total assets, and we use several methods to determine the appropriate value for each of our holdings. The valuation of our holdings under generally accepted accounting principles involves the use of specialists and relies on inputs, assumptions, and methodologies that can be considered highly subjective and judgmental. For holdings in private companies, there may be limited publicly available information to use as a basis for our estimates. For holdings in companies that are publicly traded, valuations are based on current trading prices, some of which are thinly traded and subject to significant price volatility from quarter to quarter. Any changes to our assumptions and methodologies, or changes in the price of the underlying securities, could have a significant impact on our reported financial results in any given quarterly or annual period.

Changes in the value of the holdings we directly own, or indirectly own through our ownership of equity method holdings, could materially affect our income and increase the volatility of our earnings.

As of December 31, 2024, our consolidated balance sheet includes approximately $60.1 million related to equity and other holdings held directly by us or indirectly through equity method holdings.

Included in the $60.1 million are holdings in FG New America Acquisition Corp, FG Merger Corp, and FGAC, all of which were originally launched as special purpose acquisition companies. FG New America Acquisition Corp. completed its business combination in July 2021 and now operates as OppFi, Inc. (NYSE: OPFI). Our holdings consists of approximately 358,000 warrants to purchase common shares of OPFI at a price of $11.50 per share. FG Merger Corp completed its business combination in August 2023 and now operates as iCoreConnect, Inc. (NASDAQ: ICCT). Our holdings consists of approximately 45,000 common shares of ICCT as well as approximately 1,240,000 warrants to purchase preferred shares of ICCT at a price of $11.50 per share, and approximately 190,000 warrants to purchase preferred shares of ICCT at a price of $15.00 per share. FGAC completed its business combination in September 2024 and now operates as Saltire Capital Ltd. (TSX: SLT.U) (“Saltire”). Our holdings consists of approximately 2,600,000 common shares of Saltire and 750,000 preferred shares of Saltire as well as approximately 3,000,000 warrants to purchase common shares of Saltire at a price of $11.50 per share, and approximately 440,000 warrants to purchase common shares of Saltire at a price of $15.00 per share

As of December 31, 2024, Aldel Financial II Inc. (“Aldel II”) had not yet completed a business combination agreement. Our holdings in Aldel II consists of approximately 382,000 shares of Aldel II’s common stock, approximately 14,000 warrants with an $11.50 exercise price and 5-year expiration (the “Aldel II Warrants”), approximately 33,000 warrants with a $15 exercise price and 10-year expiration.

In addition to the holdings noted above, we also hold interests in FGC and Craveworthy LLC, an innovative fast casual restaurant platform company (“Craveworthy”), both of which are private companies.

The change in value of any of the holdings noted above, could significantly impact our reported results and shareholders’ equity.

We may not be successful in carrying out our asset management strategy, and the fair value of our holdings will be subject to a loss in value.

Through our SPAC sponsorships, we may be subject to lock-up agreements, and our ability to access the capital used to sponsor SPACs may be limited for a defined period, which may increase a risk of loss of all or a significant portion of value. Our holdings may also become concentrated. A significant decline in the values of these holdings may produce a large decrease in our consolidated shareholders’ equity and can have a material adverse effect on our consolidated book value per share and earnings.

We have no assurance of future business from our managed services customers.

We estimate future revenue associated with customers and customer prospects in our managed services business for purposes of financial planning and measurement of our sales pipeline, but we have limited contractual assurance of future business from our customers. While we do have arrangements with some of our customers, customers are not required to purchase any minimum amounts and could stop doing business with us. Some customers maintain simultaneous relationships with our competitors and could shift more of their business away from us if they choose to do so in the future.

There is no guarantee that we will be able to service and retain or renew existing agreements, maintain relationships with any of our customers or business partners on acceptable terms or at all, or collect amounts owed to us from insolvent customers or business partners. The loss of any of our large customers could have a material adverse impact on our business.

Our operating results could be harmed if we are unable to accurately forecast demand for our products and services and adequately manage our inventory.

To ensure adequate inventory supply for our distribution of projection, audio service and related equipment to cinema operators, we forecast inventory needs, place orders and plan personnel levels based on estimates of future demand. Our ability to accurately forecast demand for our products and services is limited and could be affected by many factors, including an increase or decrease in customer demand for our products and services or for products and services of our competitors, product and service introductions by competitors, unanticipated changes in general market conditions, effects of a global pandemic and the weakening of economic conditions or consumer confidence in future economic conditions. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale. Conversely, if we underestimate customer demand for our products and services, we may not be able to deliver products to meet requirements, and this could result in damage to our brand and customer relationships and adversely affect our revenue and operating results.

Interruptions of, or higher prices of, components from our suppliers may affect our results of operations and financial performance.

A portion of our revenues is dependent on the distribution of projections, servers, and other audio-visual products supplied by various key suppliers. If we fail to maintain satisfactory relationships with our suppliers, or if our suppliers experience significant financial difficulties, we could experience difficulty in obtaining needed goods and services. Some suppliers could also decide to reduce inventories or raise prices to increase cash flow. The loss of any one or more of our suppliers could have an adverse effect on our business, and we may be unable to secure alternative manufacturing arrangements. Even if we are able to obtain alternative manufacturing arrangements, such arrangements may not be on terms similar to our current arrangements, or we may be forced to accept less favorable terms in order to secure a supplier as quickly as possible so as to minimize the impact on our business operations. In addition, any required changes in our suppliers could cause delays in our operations and increase our production costs and new suppliers may not be able to meet our production demands as to volume, quality, or timeliness.

The markets for our products and services are highly competitive and if market share is lost, we may be unable to lower our cost structure quickly enough to offset the loss of revenue.

The markets for our products and services are highly competitive. We expect the intensity of competition in each of these areas to continue in the future for a number of reasons including:

●	Certain of our suppliers and competitors in the digital equipment industry have longer operating histories and greater financial, technical, marketing and other resources than we do, which, among other things, may permit them to adopt aggressive pricing policies. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues and our results of operations. Some of our competitors also have greater name and brand recognition and a larger customer base than us.

●	Some of our competitors are manufacturing their own digital equipment while we employ a distribution business model through our distribution agreements with NEC Display Solutions of America, Inc., Barco, Inc. and certain other suppliers. As a result, we may suffer from pricing pressures that could adversely affect our ability to generate revenues.

●	Suppliers could decide to utilize their current sales force to supply their products directly to customers rather than utilizing channels.

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

The Company’s top ten customers accounted for approximately 41% and 38% of consolidated products and services revenues during the year ended December 31, 2024 and 2023, respectively. Trade accounts receivable from these customers represented approximately 70% of net consolidated trade receivables at December 31, 2024. One of the our customers accounted for more than 10% of both our consolidated net products and services revenues during the year ended December 31, 2024 and its net consolidated trade receivables as of December 31, 2024. None of our customers accounted for more than 10% of both our consolidated products and services net revenues during the year ended December 31, 2023 and its net consolidated trade receivables as of December 31, 2023. While management believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products and offers its services.

Our business is subject to the economic and political risks of selling products in foreign countries.

Our business and the businesses of our equity holdings are subject to general political and economic risks, including the adverse impact of changes to international trade and tariff policies. Recent escalation in tariffs and other political tensions in the United States and Canada have created uncertainty regarding international trade, unanticipated or unfavorable circumstances arising from host country laws or regulations, unfavorable changes in U.S. policies on international trade and investment, the imposition of governmental economic sanctions on countries in which we do business, quotas, capital controls or other trade barriers, whether adopted by individual governments or addressed by regional trade blocks, threats of war, terrorism or governmental instability, currency controls, fluctuating exchange rates with respect to sales not denominated in U.S. dollars, changes in import/export regulations, tariffs and freight rates, potential negative consequences from changes to taxation policies, restrictions on the transfer of funds into or out of a country and the disruption of operations from labor, political and other disturbances, such as the impact of the coronavirus and other public health epidemics or pandemics. Government policies on international trade and investment can affect the demand for our products, impact the competitive position of our products or prevent us from being able to sell or manufacture products in certain countries. The implementation of more restrictive trade policies, such as higher tariffs or new barriers to entry, in countries in which we sell large quantities of products and services could negatively impact our business, financial condition and results of operations. For example, a government’s adoption of “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations. If we were unable to navigate the foreign regulatory environment, or if we were unable to enforce our contractual rights in foreign countries, our business could be adversely impacted. Any of these events could reduce our sales, limit the prices at which we can sell our products, interrupt our supply chain or otherwise have an adverse effect on our operating performance.

Any of these factors could adversely affect our activities and our business, financial condition and results of operations.

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

In addition, we are subject to foreign anti-corruption laws and regulations. In general, these laws prohibit a company and its employees and intermediaries from bribing or making other prohibited payments to foreign officials or other persons to obtain or retain business or gain some other business advantage. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted. Failure by us or our predecessors to comply with the applicable legislation and other similar foreign laws could expose us and our senior management to civil and/or criminal penalties, other sanctions and remedial measures, legal expenses and reputational damage, all of which could materially and adversely affect our business, financial condition and results of operations. Likewise, any investigation of any alleged violations of the applicable anti-corruption legislation by foreign authorities could also have an adverse impact on our business, financial condition and results of operations.

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

Risks Relating to Our Reinsurance Business

Failure to complete the sale of all or a substantial portion of our reinsurance business may have a material adverse effect on our future business, financial condition, results of operations and prospects.

We entered into an agreement to sell a significant portion of our reinsurance business and have classified our reinsurance operations as discontinued operations. There is no assurance that the sale will be completed or that we will realize the planned proceeds or fully exit the reinsurance business.

In the event we remain in the reinsurance business, we will be required to maintain approvals from insurance regulators, may need to allocate additional capital to our reinsurance operations and will continue to depend on third party cedents and specialists for evaluating and managing underwriting risks and determining loss reserves in our quota share reinsurance contracts. Failure to comply with the laws, regulations and requirements applicable to a Cayman Islands-domiciled reinsurance subsidiary could result in consequences which may have a material adverse effect on our business and results of operations. Our future business plans may also require advance approval of our insurance operations. Failure to receive or maintain the licenses necessary to execute on our strategy or receive necessary approvals may have a material adverse effect on our future business. If we were unable to maintain those approvals or manage our reinsurance risks, the value of our reinsurance assets could be significantly impacted. If our loss reserves are determined to be inadequate, we would be required to increase loss reserves at the time of such determination with a corresponding reduction in our net income in the period when the deficiency becomes known. It is possible that claims in respect of events that have occurred could exceed our claim reserves and have a material adverse effect on our results of operations, in a particular period, or our financial condition in general. As a compounding factor, although most insurance contracts have policy limits, the nature of property and casualty insurance and reinsurance is such that losses and the associated expenses can exceed policy limits for a variety of reasons and could significantly exceed the premiums received on the underlying policies, thereby further adversely affecting our financial condition.

Legal and Regulatory Risks

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

We are subject to the risk of inadvertently becoming an investment company, which could require us to register under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Registered investment companies are subject to extensive, restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we currently operate and plan to operate our business in the future.

We plan to monitor the value of our holdings and structure our operations and transactions to qualify for exemptions under the Investment Company Act. Accordingly, we may structure transactions in manners less advantageous than if we did not have Investment Company Act considerations, or we may avoid otherwise economically desirable transactions due to those considerations. In addition, adverse developments with respect to our ownership of our operating subsidiaries, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings, could result in our inadvertently becoming an investment company. If it were established that we were an investment company, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC, that we would be unable to enforce contracts with third parties, or that third parties could seek to obtain rescission of transactions with us undertaken during the period it was established that we were an unregistered investment company.

If we fail to establish and maintain an effective system of integrated internal controls, we may not be able to report our financial results accurately, which could have a material adverse effect on our business, financial condition and results of operations.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that we will need to evaluate frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. We currently qualify as a smaller reporting company and nonaccelerated filer under the regulations of the SEC. As a nonaccelerated filer, we are exempt from the requirement to include the auditor’s report of the effectiveness of internal control over financial reporting until such time as we no longer qualify as a nonaccelerated filer, based on our public float and reporting more than $100 million in annual revenues in a fiscal year. Regardless of our qualification status, we have implemented control systems and procedures to satisfy the reporting requirements under the Exchange Act and applicable requirements of Nasdaq, among other items. Maintaining these internal controls is costly and may divert management’s attention.

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

While we currently qualify as a smaller reporting company under SEC regulations, we cannot be certain, if we take advantage of the reduced disclosure requirements applicable to these companies, that we will not make our stock less attractive to investors. If we lose smaller reporting company status, the costs and demands placed upon our management would be expected to increase.

The SEC’s rules exempt smaller reporting companies, like us, from various reporting requirements applicable to public companies that are not smaller reporting companies. So long as we qualify as a nonaccelerated filer, based on our public float, and report less than $100 million in annual revenues in a fiscal year, we are permitted, and we intend, to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act.

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

As of December 31, 2024, we have issued and outstanding 894,580 shares of preferred stock designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). The aggregate liquidation preference with respect to the outstanding shares of Series A Preferred Stock is approximately $22.4 million, and annual dividends on the outstanding shares of Series A Preferred Stock are approximately $1.8 million. Holders of our Series A Preferred Stock are entitled to receive, when, as and if declared by our Board cumulative cash dividends from and including the original issue date at the rate of 8.00% of the $25.00 per share liquidation preference per annum (equivalent to $2.00 per annum per share). Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive, for each share held, an amount equal to the $25.00 liquidation preference and unpaid dividends. This would reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares.

Our Board has the authority to designate and issue additional preferred shares with liquidation, dividend and other rights that are senior to those of our common shares, similar or senior to the rights of the holders of our Series A Preferred Stock. Because our decision to issue additional securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. Thus, our stockholders bear the risk that future securities issuances might dilute their interests and reduce the market price of our stock.

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

Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. Our operations are dependent upon our ability to process our business timely and efficiently and protect our information systems from physical loss or unauthorized access. In the event that our systems cannot be accessed due to a natural catastrophe, terrorist attack or power outage, or systems and telecommunications failures or outages, external attacks such as computer viruses, malware or cyber-attacks, or other disruptions occur, our ability to perform business operations on a timely basis could be significantly impaired and may cause our systems to be inaccessible for an extended period of time. A sustained business interruption or system failure could adversely impact our ability to perform necessary business operations in a timely manner, hurt our relationships with our business partners and customers and have a material adverse effect on our financial condition and results of operations.

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

Risks Related to Our Significant Shareholder

FG Financial Holdings, LLC (“FG Holdings”) and its affiliated entity control a substantial interest in us and thus may exert substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

As of December 31, 2024, FG Holdings and its affiliates own approximately 26.0% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, including election of directors, potentially in a manner that you do not support. D. Kyle Cerminara, our Chief Executive Officer and Chairman of our Board, serves as Chief Executive Officer, Co-Founder and Partner of FG Holdings. Due to his position as a member of our Board as well as his positions at FG Holdings, he has considerable influence on actions requiring a stockholder vote, including decisions regarding mergers, acquisitions, going private and other extraordinary transactions, and he may significantly influence the terms of any of these transactions.

Some of our directors and officers also serve as directors and/or executive officers for other public companies or for our controlling stockholders or their affiliates, which may lead to conflicting interests.

Mr. Cerminara serves as an executive officer of FG Holdings and its affiliated entity, which together, as of December 31, 2024, beneficially owned approximately 29.0% of our outstanding shares of common stock. Scott D. Wollney, one of our directors, serves as an executive officer and director of Atlas Financial Holdings, Inc. (Nasdaq: AFH) (“Atlas”), a commercial automobile managing general agency. The head of our merchant banking business, Larry G. Swets, Jr., serves as director of GreenFirst Forest Products Inc. (TSXV: GFP) and Saltire. He also serves as the Executive Chair of Saltire.

Certain of our executive officers and members of our Board have fiduciary duties to our stockholders; likewise, persons who serve in similar capacities at other public companies have fiduciary duties to those companies’ investors. There may be potential conflicts of interest if our Company and one or more of these other companies pursue acquisitions and other business opportunities that may be suitable for each of us. Our directors who find themselves in these multiple roles may, as a result, have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Furthermore, our directors who find themselves in these multiple roles own stock options, shares of common stock and other securities in some of these entities. These ownership interests could create, or appear to create, potential conflicts of interest when the applicable individuals are faced with decisions that could have different implications for our Company and these other entities. From time to time, we may enter into transactions with or participate jointly in ventures with those other entities or their affiliates. We may create new situations in the future in which our directors serve as directors or executive officers in future holdings of such entities.

Our executive officers and directors allocate their time to our and other businesses in which they are involved, at their discretion, potentially to the detriment of the Company.

Certain of our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in conflicts of interest in allocating their time between our operations and those other businesses in which they are involved. If those executive officers and directors elect to devote substantial amounts of time to the affairs of other businesses, in excess of current levels, they might not assign sufficient attention to the Company, potentially impairing our results of operations, financial condition, and prospects and the value of our securities.

Members of our management and companies with which they are affiliated in the past have been, and may in the future be, involved in civil disputes and litigation and governmental investigations relating to their business affairs unrelated to the Company. Any such claims or investigations may divert management’s attention from our business or be detrimental to our reputation, resulting in adverse effects upon our results of operations, financial condition, and prospects and the value of our securities held by investors.

General Risk Factors

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations and the implementation of our business strategies could be adversely affected by general conditions in the global economy, including conditions that are outside of our control. A severe or prolonged economic downturn could result in a variety of risks to our business and could delay the implementation of our new business strategy.

In the event of a major disruption, we may lose the services of our employees, experience system interruptions or face challenges accessing the capital or credit markets, which could lead to diminishment of our business operations. Any of the foregoing could harm our business and delay the implementation of our business strategy.

Adverse developments in the financial markets could have a material adverse effect on our results of operations, financial position and our businesses, and may also limit our access to capital.

Adverse developments in the financial markets, such as disruptions, uncertainty or volatility in the capital and credit markets, may result in realized and unrealized capital losses that could have a material adverse effect on our results of operations, financial position and our businesses, and may also limit our access to capital required to operate our business. Depending on market conditions, we could incur additional realized and unrealized losses on our portfolio of equity and other holdings in future periods, which could have a material adverse effect on our results of operations, financial condition and business. Economic conditions could also have a material impact on the frequency and severity of claims and therefore could negatively impact our underwriting returns. The volatility in the financial markets could continue to significantly affect the returns on our equity and other holdings, reported results, and shareholders’ equity.

The capital requirements of our businesses depend on many factors, including regulatory requirements, the performance of our portfolio of equity and other holdings, our ability to write new business successfully, the frequency and severity of catastrophe events and our ability to establish premium rates and reserves at levels sufficient to cover losses.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risks from cybersecurity threats are managed across the Company, third-party suppliers and vendors. Monitoring such risks and threats is integrated into the Company’s overall risk management program.

The Company regularly assesses risks from cybersecurity and technology threats and monitors information systems for potential vulnerabilities. The Company maintains technical and organizational safeguards and also leverages third-party specialists in risk management to assist in implementing processes to oversee and identify material risks from cybersecurity threats associated with third-party service providers.

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

The Company’s Chief Financial Officer, Chief Accounting Officer and information technology team (the “IT Team”) lead the implementation of information system controls and are responsible for monitoring the controls to ensure they remain appropriate. The Audit Committee of the Board, with input from senior management, assesses the Company’s cybersecurity, other information technology risks, threats, and the measures implemented by the Company to mitigate and prevent cyberattacks. The Audit Committee will elevate any issues identified as potential threats to the attention of the Board. In addition, the Board oversees our annual enterprise risk assessment and receives periodic reports on the Company’s cybersecurity controls.

ITEM 2. PROPERTIES

Our executive offices are located at 108 Gateway Boulevard, Suite 204, Mooresville, NC 28117. The lease term expires in May 2025, and we intend to transition from this facility during 2025.

STS leases a combined office and warehouse facility in Omaha, Nebraska, which is primarily used for the storage and distribution of third-party products. The lease for this facility expires in February 2027.

STS also leases a warehouse facility in Shawnee, Kansas, which is primarily used for the storage and distribution of third-party products. The lease for this facility expires in May 2025.

We believe our facilities and our access to replacement facilities are adequate for future needs. We are evaluating our space needs and currently intend to move from our leased executive office in Mooresville and the STS warehouse in Kansas during 2025. We do not anticipate any difficulty in retaining occupancy of our leased facilities or moving and replacing them with alternative facilities in the future.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

A Fundamental Global subsidiary is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to Fundamental Global. In our experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. Fundamental Global has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits

On July 16, 2024, we received notice that we were named as a defendant, along with over 500 other companies, in a civil action filed for cost recovery and contributions related to the release and/or threatened release of hazardous substances from a facility known as the BKK Class 1 Landfill in Los Angeles County California from periods prior to 1987. The action alleges that FGH is a successor to Pichel Industries, Inc. (“Pichel Industries”) and that Pichel Industries contributed waste to the landfill. We are in the early stages of evaluating the claim and determining our response.

We are a guarantor of the obligations of an entity that was previously sold and no longer part of the consolidated group. We have been notified that the primary obligor has not met the obligations for which it is liable, and the third party has requested that we satisfy the obligations on behalf of the buyer under the guaranty. We are evaluating its obligations and determining our response.

As of December 31, 2024, the Company has a loss contingency reserve of approximately $0.3 million, which represents our estimate of the potential losses related to the settlement of various open proceedings and claims. Management does not expect the resolution of these proceedings and claims to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

Number of Common Stockholders

As of December 31, 2024, we had 1,267,904 shares of common stock outstanding, which were held by 135 stockholders of record, including Cede & Co., which holds shares on behalf of the beneficial owners of the Company’s common stock. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

See Item 12 of this Form 10-K.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included elsewhere in this Form 10-K. You should review the “Risk Factors” section of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Some of the information contained in this discussion and analysis and set forth elsewhere in this Form 10-K includes forward-looking statements that involve risks and uncertainties.

Unless context denotes otherwise, the terms “Company,” “FGF,” “we,” “us,” and “our,” refer to Fundamental Global Inc. (formerly known as FG Financial Group, Inc.), and its subsidiaries.

Recent Developments

On February 29, 2024, FGF and FG Group Holdings, Inc. (“FGH”) closed a plan of merger to combine the companies in an all-stock transaction (the “Merger”). In connection with the Merger, FGH common stockholders received one share of FGF common stock for each share of common stock of FGH held by such stockholder. Upon completion of the Merger, the combined company was renamed to Fundamental Global, and the common stock and Series A cumulative preferred stock of the combined company continued to trade on the Nasdaq Stock Market LLC (the “Nasdaq”) under the tickers “FGF” and “FGFPP,” respectively.

On May 3, 2024, Strong Global Entertainment, Inc. (“Strong Global Entertainment”) entered into an acquisition agreement (the “Acquisition Agreement”) with FG Acquisition Corp., a special purpose acquisition company (“FGAC”), Strong/MDI Screen Systems, Inc. (“Strong/MDI”), FGAC Investors LLC, and CG Investments VII Inc. The transaction closed on September 25, 2024. As part of the closing, FGAC was renamed Saltire Holdings, Ltd (“Saltire”), and Saltire acquired, all of the outstanding shares of one of the Company’s indirect wholly-owned subsidiaries, Strong/MDI. As a result of the acquisition, Strong/MDI became a wholly-owned subsidiary of Saltire.

On May 30, 2024, the Company and Strong Global Entertainment, an operating company in which we held approximately 76% of the Class A common shares, entered into a definitive arrangement agreement and plan of arrangement to combine the companies in an all-stock transaction (the “Arrangement”). Upon completion of the Arrangement, the stockholders of Strong Global Entertainment received 1.5 common shares of the Company for each share of Strong Global Entertainment. The transaction closed on September 30, 2024. Following the closing, Strong Global Entertainment ceased to exist, and its common Shares were delisted from NYSE American LLC “(NYSE American”) and deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”). As the Company was the majority shareholder of Strong Global Entertainment, the financial results of Strong Global Entertainment are presented on a consolidated basis in the Company’s consolidated financial statements included in this Form 10-K.

On October 10, 2024, the Company’s Board of Directors approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock at a ratio of one (1)-for-twenty-five (25) (the “Reverse Stock Split”). The Reverse Stock Split became effective on October 31, 2024 (the “Effective Date”), at 5:00 p.m., Eastern Time. The Company’s common shares began trading on a split-adjusted basis at the commencement of trading on November 1, 2024. All equity awards outstanding immediately prior to the Reverse Stock Split were adjusted to reflect the Reverse Stock Split. As a result of the Reverse Stock Split, all references to the Company’s common stock (“Common Stock”) in this Form 10-K have been adjusted to reflect the Reverse Stock Split.

Overview

Fundamental Global Inc. is a holding company incorporated in the state of Nevada. On December 9, 2022, we completed our reincorporation from a Delaware corporation to a Nevada corporation. Our Common Stock and Series A Preferred are currently listed on Nasdaq under the symbols “FGF” and “FGFPP,” respectively.

As a result of the reverse merger of FGF and FGH, the consolidated financial statements for the periods prior to the merger represent the results of FGH, as the accounting acquirer. For periods subsequent to the merger, the consolidated financial statements represent the combined results of FGH and FGF. As a result, the current contain years presents twelve months of activity related to the FGH operations and ten months of activity related to the FGF operations, whereas the prior year only contains the activity related to FGH and does not reflect the operations of the FGF legacy business. Accordingly, the results of the current year and the prior year may not be directly comparable. In addition, Strong Studios, Strong/MDI and our reinsurance business are presented as discontinued operations in the accompanying consolidated financial statements.

We sold Strong Studios and Strong/MDI during 2024 and intend to sell our reinsurance operations in 2025. The results of those business units are presented as Discontinued Operations in the accompanying consolidated financial statements. Management’s discussion and analysis of financial condition and results of operations that follows reflects the continuing operations of the Company.

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

Other Holdings

Other holdings consist, in part, of equity holdings made in privately held companies accounted for under the equity method. As discussed further in Note 6, certain holdings held by our equity method investees are valued using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility and discount for lack of marketability of the underlying holding. Our investees estimate the volatility of these holdings based on the historical performance of various broad market indices blended with various peer companies which they consider as having similar characteristics to the underlying holding, as well as consideration of price and volatility of relevant publicly traded securities such as SPAC warrants. Our investees also consider the probability of a successful merger when valuing equity for SPACs that have not yet completed a business combination.

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

We defer costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We did not have any deferred contract costs as of December 31, 2024 or December 31, 2023.

Stock-Based Compensation Expense

The Company uses the fair-value method of accounting for stock-based compensation awards granted. The Company has determined the fair value of its outstanding stock options on their grant date using the Black-Scholes option pricing model along with multiple Monte Carlo simulations to determine a derived service period as the options vest based upon meeting certain performance conditions. The Company determines the fair value of restricted stock units (“RSUs”) on their grant date using the fair value of the Company’s common stock on the date the RSUs were issued (for those RSUs which vest solely based upon the passage of time). The fair value of these awards is recorded as compensation expense over the requisite service period, which is generally the expected period over which the awards will vest, with a corresponding increase to additional paid-in capital. When the stock options are exercised, or correspondingly, when the RSUs vest, the amount of proceeds together with the amount recorded in additional paid-in capital is recorded in shareholders’ equity.

Recent Accounting Pronouncements

See Item 8, Note 3 – Recently Adopted and Issued Accounting Standards in the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on the Company.

Results of Operations

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Net loss on equity securities and other holdings	$(14,675)	$(9,437)	$(5,238)	55.5%
Revenue from products and services	32,023	26,530	5,493	20.7%
Total revenue	17,348	17,093	255	1.5%
Expenses	42,224	33,379	8,845	26.5%
Loss from operations	(24,876)	(16,286)	(8,590)	52.7%
Bargain purchase on acquisition and other income, net	1,877	2,981	(1,104)	(37.0)%
Net loss from continuing operations	(22,859)	(12,307)	(10,552)	85.7%

Revenue

Total revenue during 2024 increased $0.3 million or 1.5% from 2023 with growth in our managed services business partially offset by non-cash losses from our equity method holdings.

Revenue from products and services, which primarily includes our managed services segment, increased $5.5 million or 20.7% to $32.0 million in 2024 from $26.5 million during 2023. Revenue growth in our managed services business was due to a combination of increasing demand for our services from cinema operators and the contributions from the acquisition of the net assets of Innovative Cinema Solutions (“ICS”) in late 2023.

The increase in revenue from managed services was partially offset by an increase in losses from our equity and other holdings as the Company’s non-cash equity method losses were higher in the current year period.

Expenses

Total expenses increased $8.8 million or 26.5% to $42.2 million during 2024 from $33.4 million during 2023. Expenses are comprised of cost of sales related to managed services, costs of the asset management business and selling, general and administrative expenses.

The increase in total expenses was primarily due to the addition of the FGF business operations as a result of the Merger in February 2024, which are not reflected in the prior year results and which added approximately $3.0 million in general and administrative expenses during 2024. In addition, the Company’s costs of revenue and selling, general and administrative expenses increased with growth in managed services and as a result of operating Strong Entertainment as a separate public company for nine months of the year. Strong Global Entertainment was merged into FGF in the third quarter of 2024 to reduce operating expenses going forward. The Company also recognized a $1.4 million non-cash impairment related to the sale of the Digital Ignition building.

If FGF and FGH were presented on a combined basis for both years, total general and administrative expenses would have been $18.7 million in 2023 as compared with $15.7 million in 2024, decreasing due to the merger and cost reduction initiatives.

Loss from Operations

Loss from operations increased $8.6 million or 52.7% to $24.9 million during 2024 from $16.3 million during 2023. Improved gross profit contributions in managed services were offset by higher losses from our equity other holdings, increased general and administrative costs related to both operating Strong Global Entertainment as a separate public company for a portion of the year and the addition of FGF, which is not included in the prior period comparisons, as well as a non-cash impairment loss of $1.4 million related to the sale of Digital Ignition.

Net Loss from Continuing Operations

Net loss from continuing operations increased $10.6 million or 85.7% to $22.9 million during 2024 from $12.3 million during 2023. Improved gross profit contributions from managed services and a $2.3 million gain related to the FGF merger transaction were offset by higher losses from our equity other holdings, increased general and administrative costs related to both operating Strong Entertainment as a separate public company for a portion of the year and the addition of FGF which is not included in the prior period comparisons as well as a non-cash impairment loss of $1.4 million related to the sale of Digital Ignition.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, proceeds from the sales of our common stock and credit facilities. We believe that we have sufficient liquidity through our operations, our holdings, access to credit and other sources to meet our operating requirements for the next twelve months.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the year ended December 31, 2024 and 2023 (in thousands).

	Year Ended December 31,
	2024	2023
Cash and cash equivalents from continuing operations – beginning of year	$5,995	$3,063

Net cash (used in) provided by operating activities from continuing operations	(4,049)	1,579
Net cash provided by investing activities from continuing operations	13,242	92
Net cash (used in) provided by financing activities from continuing operations	(7,383)	1,240
Effect of exchange rate changes on cash and cash equivalents	(11)	21
Net increase in cash and cash equivalents from continuing operations	1,799	2,932

Cash and cash equivalents from continuing operations – end of year	$7,794	$5,995

For the year ended December 31, 2024, net cash used in operating activities from continuing operations was approximately $4.0 million, compared to cash provided by operating activities of $1.6 million for the year ended December 31, 2023. Cash from operations decreased primarily due to higher overhead expenses as a result of the merger of FGF and FGH and operating Strong Entertainment as a separate public company for nine months of the year.

For the year ended December 31, 2024, net cash provided by investing activities from continuing operations was approximately $13.2 million, compared to $0.1 million for the year ended December 31, 2023. Cash provided by investing activities during the year ended December 31, 2024 included $1.9 million of an increase in cash as a result of the Merger of FGF and FGH, $5.0 million of proceeds from the sale of equity securities and $6.1 million from the sale of the Digital Ignition building. Investing cash flows during each of the year ended December 31, 2024 and 2023 included approximately $46,000 million and $0.2 million, respectively, of capital expenditures in the managed services business.

For the year ended December 31, 2024, net cash used in financing activities from continuing operations was approximately $7.4 million, compared to cash provided by financing activities of $1.2 million for the year ended December 31, 2023. Cash used in financing activities during the year ended December 31, 2024 included $6.0 million of principal payments on debt and finances leases and $1.4 million of payments of dividends on our Series A Preferred Shares. Cash by financing activities during the year ended December 31, 2023 included $2.4 million of net proceeds from the IPO of Strong Global Entertainment, partially offset by $1.0 million of principal payments on debt and finances leases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Fundamental Global Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Fundamental Global Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Emphasis-of-Matters

As summarized in Note 4 to the consolidated financial statements, FG Financial Group, Inc. (“FGF”) completed a merger transaction with FG Group Holdings, Inc. (“FGH”) on February 29, 2024, pursuant to which FGH common stockholders received one share of FGF’s common stock for each share of common stock of FGH held by such stockholder. The merger was accounted for as a reverse acquisition in accordance with ASC 805 Business Combinations (“ASC 805”). As a result, FGF was identified as the acquiree for accounting purposes and FGH was identified as the acquirer for accounting purposes. FGH’s assets, liabilities and results of operations are included in the consolidated financial statements at their historical carrying values since incorporation. FGF’s assets, liabilities and results of operations have been included from February 29, 2024. As a result, the 2023 comparative information included herein is solely that of FGH. Upon completion of the merger, the combined company was renamed to Fundamental Global Inc.

As summarized in Note 1 to the consolidated financial statements, the Company and Strong Global Entertainment, Inc. (“SGE”) entered into a definitive arrangement agreement to combine the companies in an all-stock transaction. Upon completion of the arrangement, the stockholders of SGE received 1.5 common shares of the Company for each share of SGE. The transaction closed on September 30, 2024. The financial results of SGE are presented on a consolidated basis in the Company’s consolidated financial statements.

As summarized in Note 5 to the consolidated financial statements, the Company sold one of its indirect wholly-owned subsidiaries, Strong/MDI Screen Systems, Inc. (“Strong/MDI”) and completed the transaction on September 25, 2024. Management evaluated and determined that all of the criteria to report the transaction as a discontinued operation were met. As a result, the financial results for Strong/MDI have been presented as discontinued operations for all periods presented in the consolidated financial statements.

As summarized in Note 5 to the consolidated financial statements, the board of directors of the Company approved the Company’s plan to sell its reinsurance business on December 31, 2024 and authorized management to proceed with such plan. Management evaluated and determined that all of the criteria to report the transaction as a discontinued operation were met. As a result, the financial results for the reinsurance business have been presented as discontinued operations for all periods presented in the consolidated financial statements.

As summarized in Note 1 to the consolidated financial statements, the Company effected a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock at a ratio of one (1)-for-twenty-five (25) on October 31, 2024. All share information presented in the consolidated financial statements have been appropriately retrospectively adjusted to reflect the effects of the reverse stock split.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Equity Holdings – Refer to Note 6

Critical Audit Matter Description

The Company’s equity holdings comprise a significant portion of its total assets as of the merger transaction between FGF with FGH on February 29, 2024 and as of December 31, 2024, and management uses several methods of accounting to determine the appropriate value for each of its holdings based on management’s evaluation of current facts and circumstances. The valuation model on the Company’s holdings measured at the estimated fair value involve key inputs, assumptions, and methodologies, that can be considered highly subjective and judgmental.

Our assessment of management’s calculation of the appropriate valuations for the Company’s equity holdings is significant to our audit because equity holdings are material to the consolidated financial statements and management’s assessment process involves significant judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s equity holdings included the following:

●	We obtained an understanding of management’s significant accounting policies related to equity holdings, and we evaluated such policies for compliance with U.S. generally accepted accounting principles.

●	We corroborated the existence of each of the Company’s equity holdings as of the merger transaction with FGH on February 29, 2024 and as of December 31, 2024 through review of executed agreements and relevant supporting schedules.

●	For material purchases, exchanges or disposition of equity holdings, we performed the following procedures:

○	Examined source documents corroborating the transactions, including agreements, disbursement records, brokerage statements and bank statements.

○	Recalculated any related gains and losses.

○	Assessed the impact of the transaction on the accounting method used by management to account for the equity holdings.

●	We utilized the assistance of a valuation specialist with specialized knowledge and skill in valuation techniques to assist in (i) evaluating the appropriateness of management’s valuation specialist’s methodologies, (ii) evaluating the reasonableness of the significant assumptions used within management’s fair value specialist’s valuation analysis, and (iii) testing the mathematical accuracy of the valuation calculations.

●	We compared the results of the specialist’s valuation to the values recorded on the Company’s financial statements noting that they were materially consistent.

●	For both management’s valuation specialist and our valuation specialist, we assessed the appropriateness of such specialists to perform the related work. We determined if the specialists possess the appropriate level of knowledge, skill, and ability in the type of work under consideration and have the necessary degree of objectivity to exercise impartial judgment on all issues encompassed by the related work.

Valuation of Reinsurance Loss and Loss Adjustment Expense Reserves – Refer to Note 5

Critical Audit Matter Description

Loss and loss adjustment expense reserve estimates are based primarily on estimates derived from reports the Company has received from their cedants and their actuarial specialist. The Company also engages an independent actuarial specialist in order to assist management in establishing reasonable reserves. The estimate of loss reserves relies on significant key inputs, assumptions, and methodologies, including (1) the types of exposures and projected ultimate premium to be written by cedents; (2) expected loss ratios by type of business; (3) actuarial methodologies which leverage loss reporting and payment experience, reports from ceding companies and historical trends; and (4) general economic conditions.

We identified the actuarial methodologies and significant assumptions used in the estimation of the Company’s loss and loss adjustment expense reserves as a critical audit matter. The principal considerations for this determination were (i) the significant assumptions and inputs used by management and their specialists when developing their estimate, (ii) the significant auditor subjectivity and judgment involved in evaluating the audit evidence related to the actuarial methodologies used, and (iii) the extent of specialized skills and knowledge needed from our actuarial specialist.

Our principal audit procedures related to the Company’s loss and loss adjustment expense reserves included the following:

●	We tested the relevance and reliability of the underlying data used by the Company’s management and independent actuarial specialists to calculate loss reserves.

●	We utilized the assistance of a specialist with specialized knowledge and skill in actuarial methods to assist in (i) evaluating the appropriateness of methodologies used, (ii) evaluating the reasonableness of significant assumptions used by Company’s management and their independent actuarial specialist, (iii) testing the mathematical accuracy of the calculations.

●	We compared the results of the reserve estimates prepared by the Company’s independent actuarial specialist to management’s recorded amounts noting that they were materially consistent.

●	For both management’s valuation specialist and our valuation specialist, we assessed the appropriateness of such specialists to perform the related work. We determined if the specialists possess the appropriate level of knowledge, skill, and ability in the type of work under consideration and have the necessary degree of objectivity to exercise impartial judgment on all issues encompassed by the related work.

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2019.

Irvine, California

March 31, 2025

FUNDAMENTAL GLOBAL INC.

Consolidated Balance Sheets

($ in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$7,794	$5,995
Accounts receivable, net	3,384	3,529
Inventories, net	1,432	1,482
Equity holdings, at fair value (cost basis of $8,716 and $8,679, respectively)	5,763	10,552
Other equity holdings and other holdings	54,310	17,469
Property, plant and equipment, net	2,781	11,115
Operating lease right-of-use assets	201	371
Finance lease right-of-use assets	1,105	1,258
Assets of discontinued operations	31,626	9,886
Other assets	1,073	486
Total assets	$109,469	$62,143

LIABILITIES
Accounts payable and accrued expenses	$5,704	$4,834
Deferred revenue and customer deposits	857	867
Operating lease liabilities	236	421
Finance lease liabilities	1,136	1,283
Short-term debt	2,068	2,294
Long-term debt, net of debt issuance costs	301	5,461
Deferred income taxes	2,412	3,075
Liabilities of discontinued operations	22,436	6,799
Other liabilities	122	102
Total liabilities	35,272	25,136

Commitments and contingencies (Note 15)	-	-

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par and liquidation value, 1,000,000 shares authorized; 894,580 and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	22,365	-
Common stock, $0.001 par value; 4,000,000 shares authorized; 1,267,904 and 900,107 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	29	225
Additional paid-in capital	50,924	55,856
Retained earnings	(229)	2,336
Treasury stock, 111,779 shares at cost as of December 31, 2023	-	(18,586)
Accumulated other comprehensive income (loss)	1,108	(4,682)
Total Fundamental Global stockholders’ equity	74,197	35,149
Equity attributable to non-controlling interest	-	1,858
Total stockholders’ equity	74,197	37,007
Total liabilities and stockholders’ equity	$109,469	$62,143

See accompanying notes to consolidated financial statements.

FUNDAMENTAL GLOBAL INC.

Consolidated Statements of Operations

($ in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenue:
Net loss on equity holdings and other holdings	$(14,675)	$(9,437)
Net product sales	18,561	13,978
Net services revenue	13,462	12,552
Total revenue	17,348	17,093

Expenses:
Costs of products	15,530	12,583
Costs of services	9,963	8,893
Selling expense	1,277	797
General and administrative expenses	13,979	11,111
Loss (gain) on impairment and disposal of assets	1,475	(5)
Total expenses	42,224	33,379
Loss from operations	(24,876)	(16,286)
Other income (expense):
Interest expense, net	(360)	(520)
Foreign currency transaction loss	(7)	(1)
Bargain purchase on acquisition and other (expense) income, net	2,245	3,502
Total other income, net	1,878	2,981
Loss from continuing operations before income taxes	(22,998)	(13,305)
Income tax benefit	139	998
Net loss from continuing operations	(22,859)	(12,307)
Net income (loss) from discontinued operations (Note 5)	21,544	(2,334)
Net loss	(1,315)	(14,641)
Net loss attributable to non-controlling interest	(160)	(564)
Dividends declared on Series A Preferred Shares	(1,410)	-
Net loss attributable to common shareholders	$(2,565)	$(14,077)

Basic and diluted net (loss) income per common share:
Continuing operations	$(22.84)	$(29.38)
Discontinued operations	20.41	(5.84)
Total	$(2.43)	$(35.22)

Weighted average common shares outstanding:
Basic and diluted	1,056	400

See accompanying notes to consolidated financial statements.

FUNDAMENTAL GLOBAL INC.

Consolidated Statements of Comprehensive Loss

($ in thousands)

	Year Ended December 31,
	2024	2023

Net income (loss)	$(1,315)	$(14,641)
Adjustment to postretirement benefit obligation	(76)	(17)
Currency translation adjustment:
Unrealized net change arising during period	(1,068)	593
Total other comprehensive (loss) income	(1,144)	576
Comprehensive loss	$(2,459)	$(14,065)

See accompanying notes to consolidated financial statements.

FUNDAMENTAL GLOBAL INC.

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Preferred Stock		Common Stock		Additional	Retained Earnings		Accumulated Other	Total Fundamental Global	Non-	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-In Capital	(Accumulated Deficit)	Treasury Stock	Comprehensive (Loss) Income	Stockholders’ Equity	controlling Interest	Stockholders’ Equity

Balance at December 31, 2022	-	$-	891	$223	$53,882	$16,437	$(18,586)	$(5,258)	$46,698	$-	$46,698
Cumulative effect of adoption of accounting principle	-	-	-	-	-	(24)	-	-	(24)	-	(24)
IPO of Strong Global Entertainment, Inc. and issuance of Landmark warrant, net of costs	-	-	-	-	1,341	-	-	-	1,341	212	1,553
Issuance of SGE common stock in connection with acquisition of Unbounded	-	-	-	-	924	-	-	-	924	270	1,194
Vesting of restricted stock	-	-	9	2	(2)	-	-	-	-	-	-
Non-controlling interest allocation	-	-	-	-	(1,894)	-	-	-	(1,894)	1,894	-
Payments of withholding taxes for net share settlement of equity awards	-	-	-	-	(147)	-	-	-	(147)	-	(147)
Issuance of SGE common stock in connection with acquisition of ICS	-	-	-	-	147	-	-	-	147	46	193
Net loss	-	-	-	-	-	(14,077)	-	-	(14,077)	(564)	(14,641)
Net other comprehensive loss	-	-	-	-	-	-	-	576	576	-	576
Stock-based compensation	-	-	-	-	1,605	-	-	-	1,605	-	1,605
Balance at December 31, 2023	-	-	900	225	55,856	2,336	(18,586)	(4,682)	35,149	1,858	37,007
Retirement of treasury stock	-	-	(112)	-	(18,586)	-	18,586	-	-	-	-
Exchange of FGH common stock	-	-	(789)	(225)	225	-	-	-	-	-	-
FGF preferred and common stock outstanding at merger date	895	22,365	458	11	15,576	-	-	-	37,952	-	37,952
Retirement of FGF common stock held by FGH prior to merger	-	-	(111)	(3)	(3,692)	-	-	-	(3,695)	-	(3,695)
Issuance of common stock in connection with merger	-	-	787	20	-	-	-	-	20	-	20
Acquisition of remaining shares of Strong Global Entertainment	-	-	116	-	-	-	-	-	-	(1,696)	(1,696)
Vesting of restricted stock	-	-	19	1	4	-	-	-	5		5
Non-controlling interest allocation	-	-	-	-	(78)	-	-	-	(78)	78	-
Dividends on Series A Preferred Shares ($2.00 per share)	-	-	-	-	-	(1,410)	-	-	(1,410)	-	(1,410)
Release of cumulative translation adjustments in connection with sale of Strong/MDI	-	-	-	-	-	-	-	6,854	6,854	-	6,854
Net loss	-	-	-	-	-	(1,155)	-	-	(1,155)	(160)	(1,315)
Net other comprehensive loss	-	-	-	-	-	-	-	(1,064)	(1,064)	(80)	(1,144)
Stock-based compensation	-	-	-	-	1,619	-	-	-	1,619	-	1,619
Balance at December 31, 2024	895	$22,365	1,268	$29	$50,924	$(229)	$-	$1,108	$74,197	$-	$74,197

See accompanying notes to consolidated financial statements.

FUNDAMENTAL GLOBAL INC.

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(22,859)	$(12,307)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net unrealized holding loss on equity holdings	5,039	6,176
Loss from equity method holdings	10,713	3,261
Adjustment to gain acquisition of ICS assets	69	-
Net realized gain on sale of equity holdings	(306)	(1)
Provision for doubtful accounts	68	7
Provision for (benefit from) obsolete inventory	1	(34)
Provision for warranty	-	2
Depreciation and amortization	829	841
Amortization and accretion of operating leases	262	138
Impairment of property and equipment	1,422	-
Gain on merger of FGF and FGH (Note 4)	(2,321)	-
Deferred income taxes	(469)	(933)
Stock compensation expense	1,619	1,605
Changes in operating assets and liabilities:
Other assets	1,109	378
Accounts receivable	178	1,831
Inventories	(19)	393
Current income taxes	(46)	345
Accounts payable and accrued expenses	952	817
Deferred revenue and customer deposits	(66)	(789)
Operating lease obligations	(224)	(151)
Net cash (used in) provided by operating activities from continuing operations	(4,049)	1,579
Net cash used in operating activities from discontinued operations	(665)	(1,423)
Net cash (used in) provided by operating activities	(4,714)	156

Cash flows from investing activities:
Capital expenditures	(46)	(164)
Proceeds from sales of equity securities	5,021	198
Proceeds from sales of property and equipment	6,161	-
Collection of note receivable	203	-
Cash acquired in acquisition of ICS	-	58
Cash acquired in Merger of FGF and FGH	1,903	-
Net cash provided by investing activities from continuing operations	13,242	92
Net cash used in investing activities from discontinued operations	(94)	(787)
Net cash provided by (used in) investing activities	13,148	(695)

Cash flows from financing activities:
Payment of dividends on preferred shares	(1,411)	-
Principal payments on short-term debt	(603)	(653)
Payment payments on long-term debt	(5,192)	(224)
Net borrowing under credit facility	97	-
Proceeds from Strong Global Entertainment initial public offering	-	2,411
Payments of withholding taxes for net share settlement of equity awards	(21)	(135)
Payments on finance lease obligations	(253)	(159)
Net cash (used in) provided by financing activities from continuing operations	(7,383)	1,240
Net cash provided by financing activities from discontinued operations	525	2,143
Net cash (used in) provided by financing activities	(6,858)	3,383

Effect of exchange rate changes on cash and cash equivalents from continuing operations	(11)	21
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	(36)	95
Net increase in cash and cash equivalents from continuing operations	1,799	2,932
Net (decrease) increase in cash and cash equivalents from discontinued operations	(270)	28
Net increase in cash and cash equivalents	1,529	2,960

Cash and cash equivalents from continuing operations at beginning of year	5,995	3,063
Cash and cash equivalents from continuing operations at end of year	$7,794	$5,995

See accompanying notes to consolidated financial statements.

FUNDAMENTAL GLOBAL INC.

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Fundamental Global Inc. (“Fundamental Global”, the “Company”, “we”, or “us”), formerly known as FG Financial Group, Inc. (“FGF”), and its subsidiaries engage in diverse business activities including asset management/merchant banking and managed services.

On February 29, 2024, FGF and FG Group Holdings, Inc. (“FGH”) closed the plan of merger to combine the companies in an all-stock transaction (the “Merger”). In connection with the Merger, FGH common stockholders received one share of FGF common stock for each share of common stock of FGH held by such stockholder. Upon completion of the Merger, the combined company was renamed to Fundamental Global, and the common stock and Series A cumulative preferred stock of the combined company continued to trade on the Nasdaq Stock Market LLC (the “Nasdaq”) under the tickers “FGF” and “FGFPP,” respectively. See Note 4 for additional details.

On May 3, 2024, Strong Global Entertainment, Inc. (“Strong Global Entertainment”) entered into an acquisition agreement (the “Acquisition Agreement”) with FG Acquisition Corp. (“FGAC”), a special purpose acquisition company (“SPAC”), Strong/MDI Screen Systems, Inc. (“Strong/MDI”), FGAC Investors LLC, and CG Investments VII Inc. The transaction closed on September 25, 2024. As part of the closing, FGAC was renamed Saltire Holdings, Ltd (“Saltire”), and Saltire acquired all of the outstanding shares of one of the Company’s wholly-owned subsidiaries, Strong/MDI. As a result of the acquisition, Strong/MDI became a wholly-owned subsidiary of Saltire. See Note 5 for additional details.

On May 30, 2024, the Company and Strong Global Entertainment, an operating company in which we held approximately 76% of the Class A common shares, entered into a definitive arrangement agreement and plan of arrangement to combine the companies in an all-stock transaction (the “Arrangement”). Upon completion of the Arrangement, the stockholders of Strong Global Entertainment received 1.5 common shares of the Company for each share of Strong Global Entertainment. The transaction closed on September 30, 2024. Following the closing, Strong Global Entertainment ceased to exist, and its common shares were delisted from NYSE American LLC (“NYSE American”) and deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”). As the Company was the majority shareholder of Strong Global Entertainment, the financial results of Strong Global Entertainment are presented on a consolidated basis in the Company’s consolidated financial statements. For periods prior to the Arrangement, the Company reported the noncontrolling interest in Strong Global Entertainment as a component of equity separate from the Company’s equity. The Company’s net loss excluded the net loss attributable to the noncontrolling interest.

On October 10, 2024, the Company’s Board of Directors (the “Board”) approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock at a ratio of one (1)-for-twenty-five (25) (the “Reverse Stock Split”). The Reverse Stock Split became effective on October 31, 2024, and the Company’s common shares began trading on a split-adjusted basis at the commencement of trading on November 1, 2024. All equity awards outstanding immediately prior to the Reverse Stock Split were adjusted to reflect the Reverse Stock Split. As a result of the Reverse Stock Split, all references to the Company’s common stock in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

During the fourth quarter of 2024, the Board approved a plan to evaluate the potential sale of the Company’s reinsurance business. On March 14, 2025, the Company entered into an agreement for the sale of the entire issued share capital of its FGRE Corporate Member Limited and for the planned commutation of its Lloyds of London reinsurance treaties UHA 251 22, B1868HT2300259, and B1868HT2400259. The total consideration expected to be received from the sale of the corporate member and commutations of the treaties is $5.6 million, comprised of $0.3 million for the purchase of the corporate member and $5.3 million funds held at Lloyds of London supporting the commuted treaties being replaced by the buyer. The transaction is subject to customary closing conditions and approvals and consents and is expected to close in the second quarter of 2025. See Note 5 for additional details.

Business Segments

The Company conducts business through its two reportable segments, consisting of merchant banking and managed services. The operating segments are determined based on the business activities and reflect the manner in which financial information is currently evaluated by management.

Merchant Banking

Our merchant banking group provides advisory services, facilitates capital formation and allocates capital to equity holdings. In our SPAC Platform, this also includes launching, sponsoring and providing strategic, administrative, and regulatory support services to newly formed SPACs.

Managed Services

Our managed services business, Strong Technical Services (“STS”), is a leader in the entertainment industry providing mission critical products and services to cinema exhibitors and entertainment venues for over 90 years. STS provides comprehensive managed service offerings with 24/7/365 support nationwide to ensure solution uptime and availability.

Other

The Company owned and operated its Digital Ignition technology incubator and co-working facility in Alpharetta, Georgia. During the first quarter of 2024, the Board authorized the sale of Digital Ignition, and on April 16, 2024, the Company completed the sale of the Digital Ignition building and wholly owned subsidiary for proceeds of $6.5 million. In April 2024, the Company received approximately $1.3 million in cash, after payment of closing costs and repayment of debt at closing. In connection with the sale of the land and building, the Company recorded a non-cash impairment charge of approximately $1.4 million during the first quarter of 2024 to adjust the carrying value of the assets to the fair market value less costs to sell.

Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and all majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Unless the context indicates otherwise, references to the “Company” include the Company and its majority-owned and controlled domestic and foreign subsidiaries.

As a result of the reverse merger of FGF and FGH (see Note 4), the consolidated financial statements for the periods prior to the merger represent the results of FGH, as the accounting acquirer. For periods subsequent to the merger, the consolidated financial statements represent the combined results of FGH and FGF. In addition, the current and historical financial results of Strong Studios, Inc. (“Strong Studios”), Strong/MDI and the reinsurance segment are presented as discontinued operations and are excluded from results from continuing operations in the accompanying consolidated financial statements.

Unless otherwise indicated, all references to “dollars” and “$” in this Form 10-K are to, and amounts are presented in, U.S. dollars.

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

The Company holds direct limited liability company interests in FGAC Investors LLC, FG Merger Investors LLC, and GreenFirst Forest Products Holdings, LLC. The Company has determined that each of these entities meets the criteria of a VIE. For each new position, the Company analyzed Accounting Standards Codification (“ASC”) 810 – Consolidation and has determined it is not the primary beneficiary of FGAC Investors LLC, FG Merger Investors LLC or GreenFirst Forest Products Holdings LLC, but does have the ability to exercise significant influence over each of these. Therefore, the Company applies the equity method of accounting for each of these holdings.

In October of 2022, the Company invested $2.0 million into FG Communities Inc. (“FGC”), which management has determined meets the criteria of a VIE. The Company holds the capital allocated to FGC at cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions. Due to its minority interest and inability to govern the financial and operating policies of FGC, the Company has determined it is not the primary beneficiary of FGC, and thus does not consolidate FGC.

The Company’s risk of loss associated with its non-consolidated VIEs is limited. As of December 31, 2024, the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs was $9.4 million.

See Note 6 for further information regarding the Company’s holdings.

The Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the application of policies and the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined. The significant estimates in the accompanying consolidated financial statements include the valuation of our equity and other holdings and the valuation of net deferred income taxes.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of December 31, 2024 or December 31, 2023.

Screen system sales

The Company typically recognizes revenue on the sale of its screen systems when control of the screen is transferred to the customer, either at the time of shipment or installation. The cost of freight and shipping to the customer is recognized in cost of sales at the time of transfer of control to the customer.

Digital equipment sales

The Company recognizes revenue on sales of digital equipment when the control of the equipment is transferred, which typically occurs at the time of shipment from the Company’s warehouse or drop-shipment from a third party. The cost of freight and shipping to the customer is recognized in cost of sales at the time of transfer of control to the customer. The Company typically records revenue for drop-shipment orders on a gross basis as the Company (i) is responsible for fulfilling the order, (ii) has inventory risk, (iii) would be the recipient of any returned items and (iv) has discretion over pricing. The cost of freight and shipping to the customer is recognized in cost of sales at the time of transfer of control to the customer.

Field maintenance and monitoring services

The Company sells service contracts that provide maintenance and monitoring services to its customers. These contracts are generally 12 months in length. Revenue related to service contracts is recognized ratably over the term of the agreement.

In addition to selling service contracts, the Company also performs discrete time and materials-based maintenance and repair work for customers. Revenue related to time and materials-based maintenance and repair work is recognized at the point in time when the performance obligation has been fully satisfied.

Installation services

The Company performs installation services for its customers and recognizes revenue upon completion of the installations.

Extended warranty sales

The Company sells extended warranties to its customers. Typically, the Company is the primary obligor, and revenue is recognized on a gross basis ratably over the term of the extended warranty.

Holdings in Equity Securities and Other Holdings

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

See Note 6 for further information regarding the Company’s holdings in equity securities and other holdings.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of 90 days or less.

Accounts Receivable and Current Expected Credit Losses

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. In the first quarter of 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, as amended, Financial Instruments – Credit Losses (“ASU 2016-13”), which requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The Company determines the allowance for credit losses based on several factors, including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the allowance level and bad debt expense to be adjusted accordingly. The Company updates the model each quarter and adjusts the balance accordingly. The accounts receivable balances on the consolidated balance sheets are net of an allowance for expected credit losses of $0.1 million as of both December 31, 2024 and 2023. Past due accounts are written off when our efforts have been unsuccessful in collecting amounts due.

In the first quarter of 2023, the Company allocated $200,000 into a promissory note. The promissory note is carried at amortized cost on the Company’s consolidated balance sheet under the caption “other equity securities and other holdings.” Due to the promissory note being held at amortized cost, it falls into the scope of ASU 2016-13. Due to immateriality, the Company does not have a current expected credit allowance against the promissory note.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories include appropriate elements of material, labor and manufacturing overhead. Inventory balances are net of reserves on slow moving or obsolete inventory. The Company reviews its inventory on hand on an item-by-item basis for obsolete or slow moving inventory. The Company’s management considers various factors to estimate each item’s net realizable value including recent sales history, industry trends, customer demand, and technological developments. In instances where net realizable value is deemed to be lower than cost, the Company decreases the value of that inventory to the estimated net realizable value.

Property, Plant and Equipment

Significant expenditures for the replacement or expansion of property, plant and equipment are capitalized. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method. For financial reporting purposes, assets are depreciated over the estimated useful lives of 20 years for buildings and improvements, the lesser of the lease term or the estimated useful life for leasehold improvements, three to ten years for machinery and equipment, seven years for furniture and fixtures and three years for computers and accessories. The Company generally uses accelerated methods of depreciation for income tax purposes. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of property, plant and equipment is based on management’s estimates of future undiscounted cash flows and these estimates may vary due to a number of factors, some of which may be outside of management’s control. To the extent that the Company is unable to achieve management’s forecasts of future income, it may become necessary to record impairment losses for any excess of the net book value of property, plant and equipment over their fair value.

The Company incurs maintenance costs on all of its major equipment. Repair and maintenance costs are expensed as incurred.

Business Combinations

The Company uses the acquisition method of accounting for acquired businesses. Under the acquisition method, the financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. As a result, in the case of significant acquisitions, the Company normally obtains the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

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

Other Taxes

Sales taxes assessed by governmental authorities, including sales, use and excise taxes, are recorded on a net basis. Such taxes are excluded from revenues and are shown as a liability on the consolidated balance sheet until remitted to the appropriate taxing authorities.

Advertising Costs

Advertising and promotional costs are expensed as incurred and amounted to approximately $0.1 million for each of the years ended December 31, 2024 and 2023, and are included within selling expenses on the consolidated statements of operations.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include holdings in equity securities and other holdings, cash, accounts receivable and deposits with reinsured companies. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of December 31, 2024, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits. The Company sells its products to a large number of customers in many different geographic regions. To minimize credit risk related to accounts receivable, the Company performs ongoing credit evaluations of its customers’ financial condition.

The Company’s top ten customers accounted for approximately 41% and 38% of consolidated products and services revenues during the year ended December 31, 2024 and 2023, respectively. Trade accounts receivable from these customers represented approximately 70% of net consolidated trade receivables at December 31, 2024. One of the Company’s customers accounted for more than 10% of both its consolidated products and services net revenues during the year ended December 31, 2024 and its net consolidated trade accounts receivables as of December 31, 2024. None of the Company’s customers accounted for more than 10% of both its consolidated products and service net revenues during the year ended December 31, 2023 and its net consolidated trade accounts receivables as of December 31, 2023. While management believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products and offers its services.

Post-Retirement Benefits

The Company recognizes the overfunded or underfunded position of a defined benefit postretirement plan as an asset or liability in the consolidated balance sheet, measures the plan’s assets and its obligations that determine its funded status as of each consolidated balance sheet date and recognizes the changes in the funded status through comprehensive loss in the year in which the changes occur.

Foreign Currency Translation

For the Company’s foreign subsidiary, the environment in which the business conducts operations is considered the functional currency, generally the local currency. The assets and liabilities of the foreign subsidiary are translated into the United States dollar at the foreign exchange rates in effect at the end of the period. Revenue and expenses of the Company’s foreign subsidiary are translated using an average of the foreign exchange rates in effect during the period. Translation adjustments are not included in determining net earnings but are presented in comprehensive loss within the consolidated statements of comprehensive loss. Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations as incurred. If the Company disposes of its holding in a foreign entity, any gain or loss on currency translation balance recorded in accumulated other comprehensive loss would be recognized as part of the gain or loss on disposition.

Warranty Reserves

In most instances, digital products are covered by the manufacturing firm’s warranty; however, for certain customers, the Company may grant warranties in excess of the manufacturer’s warranty. In addition, the Company provides warranty coverage on screens it manufactures. The Company accrues for these costs at the time of sale. The following table summarizes warranty activity for the years ended December 31 (in thousands):

	2024	2023
Warranty accrual at beginning of year	$62	$30
Charged to expense	-	2
Claims paid, net of recoveries	(40)	30
Warranty accrual at end of year	$22	$62

Contingencies

The Company accrues for contingencies when its assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. The Company’s estimates are based on currently available facts and its estimates of the ultimate outcome or resolution. Actual results may differ from the Company’s estimates, resulting in an impact, positive or negative, on earnings.

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of December 31, 2024 or during the years ended December 31, 2024 and 2023.

Fair Value of Financial Instruments

The carrying values of certain financial instruments, including cash, accounts receivable, short-term holdings, deposits held, accounts payable, other accrued expenses, and short-term debt, approximate fair value due to their short-term nature. The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s short-term debt is recorded at historical cost. See Note 6 for further information on the fair value of the Company’s financial instruments.

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

Leases

The Company and its subsidiaries lease warehouse and office facilities and equipment under operating and finance leases expiring through 2027. Management determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

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

The Company elected to not apply the recognition requirements of ASC Topic 842, “Leases,” to leases of all classes of underlying assets that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Instead, lease payments for such short-term leases are recognized in operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

The Company elected, as a lessee, for all classes of underlying assets, to not separate nonlease components from lease components and instead to account for each separate lease component and the nonlease components associated with that lease component as a single lease component.

Note 3. Recently Adopted and Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which adds required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (“CODM”) evaluates segment expenses and operating results. The new standard also allows disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. The amendments are effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this accounting standard update did not have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. ASU 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 will not impact amounts recorded in the Company’s financial statements but, instead, will require more detailed disclosures in the notes to the financial statements. The Company plans to provide the updated disclosures required by ASU 2023-09 in the periods in which they are effective.

Note 4. Merger of FGF and FGH

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

Per ASC 805, the acquirer measures the identifiable assets acquired and the liabilities assumed at their acquisition-date fair values. The Company determined the fair value of the FGF assets and liabilities as of February 29, 2024 was approximately $17.9 million. In a reverse acquisition, generally the legal acquirer (accounting acquiree) issues consideration in the transaction. As such, the fair value of the consideration transferred is determined based on the number of equity interests the accounting acquirer (legal acquiree) would have had to issue to the owners of the legal acquirer (accounting acquiree) in order to provide the same ratio of ownership of equity interests in the combined entity as a result of the reverse acquisition. Management determined total consideration was $15.6 million, which resulted in a bargain purchase gain of $2.3 million. Management evaluated the bargain purchase gain and revisited the value of the individual assets acquired and liabilities assumed in the merger and determined that no adjustments to reduce the fair value of the assets or increase the fair value of the liabilities assumed were necessary.

The following table summarizes the fair values assigned to the net assets acquired and the liabilities assumed as part of the merger (in thousands):

Cash and cash equivalents	$1,903
Reinsurance balances receivable	19,011
Equity and other holdings	28,868
Notes receivable	300
Funds deposited with reinsured companies	8,373
Right of use asset	36
Property and equipment, net	27
Other current assets	959
Total identifiable assets acquired	59,477

Accounts payable and accrued expenses	1,134
Loss and loss adjustment expense reserves	9,036
Present value of future profits	8,981
Operating lease obligation	36
Total liabilities assumed	19,187

Series A Preferred Shares	22,365

Net assets acquired	$17,925

The value of the net assets acquired exceeded the purchase price by approximately $2.3 million. As a result, the Company recorded a gain on the bargain purchase during 2024, which is recorded within bargain purchase on acquisition and other (expense) income, net on the consolidated statement of operations.

The amounts of revenue and earnings of FGF included in the Company’s consolidated statement of operations from continuing operations from the acquisition date to December 31, 2024 are as follows:

(in thousands)
Revenue	$(9,706)
Net loss from continuing operations	$(11,927)

The table below represents the pro forma consolidated income statement as if FGF had been included in the consolidated results of the Company for the years ended December 31, 2024 and December 31, 2023. The revenue amounts below exclude revenue generated by our discontinued operations.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenue	$17,421	$27,304
Net loss from continuing operations	$(25,901)	$(9,012)

Note 5. Discontinued Operations

Strong/MDI

On May 3, 2024, Strong Global Entertainment entered into the Acquisition Agreement with FGAC, Strong/MDI, FGAC Investors LLC, and CG Investments VII Inc. On September 25, 2024, Strong Global Entertainment completed the transaction. As part of the closing, FGAC was renamed Saltire. Pursuant to the Acquisition Agreement, Strong Global Entertainment received the equivalent of approximately $29.5 million in cash and preferred and common shares of Saltire, consisting of: (i) cash consideration in an amount equal to 25% of the net proceeds of a concurrent private placement (or $0.8 million), (ii) the issuance of preferred shares with an initial preferred share redemption amount of $9.0 million, and (iii) the issuance of $19.7 million of Saltire common shares. In connection with the transaction, and after including the impact of the reclassification of approximately $5.4 million from accumulated other comprehensive income to realized loss on foreign exchange, the Company recorded a net gain on the sale of Strong/MDI of approximately $21.8 million, which is presented as a component of income from discontinued operations in the accompanying consolidated statement of operations.

Upon completion of the transaction, Strong Global Entertainment holds an ownership interest of approximately 37.3% in Saltire.

Management evaluated the classification of Strong/MDI as a discontinued operation and determined Strong/MDI is a component of an entity and represented a discontinued operation. Accordingly, Strong/MDI has been included as part of discontinued operations for all periods presented.

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

During the fourth quarter of 2024, the Board approved a plan to evaluate the potential sale of the Company’s reinsurance business. On March 14, 2025, the Company entered into an agreement to for the sale of the entire issued share capital of it’s FG RE Corporate Member Limited and for the planned commutation of its Lloyds of London reinsurance treaties UHA 251 22, B1868HT2300259, and B1868HT2400259. The total consideration expected to be received from the sale of the corporate member and commutations of the treaties is $5.6 million, comprised of $0.3 million for the purchase of the corporate member and $5.3 million funds held at Lloyds of London supporting the commuted treaties being replaced by the buyer. The transaction is subject to customary closing conditions and approvals and consents and is expected to close in the second quarter of 2025.

The Company recorded an impairment charge of approximately $2.1 million to adjust the carrying amount of the disposal group to its fair value less cost to sell. The transactions are expected to close in the second quarter of 2025.

Management evaluated the classification of its reinsurance business as a discontinued operation as of December 31, 2024 and determined the reinsurance business is a component of an entity and represented a discontinued operation. Accordingly, the reinsurance business has been included as part of discontinued operations for all periods presented.

Strong Studios

In March 2022, Strong Studios acquired from Landmark Studio Group LLC (“Landmark”), the rights to original feature films and television series, and was assigned third party rights to content for global multiplatform distribution. The transaction entailed the acquisition of certain projects which are in varying stages of development. During the second quarter of 2022, Safehaven 2022, Inc. (“Safehaven 2022”) was established to manage the production and financing of the Safehaven television series, one of the in-process projects acquired from Landmark.

In September 2023, the Company acquired all of the outstanding capital stock of Unbounded Media Corporation (“Unbounded”), an independent media and creative production company. Unbounded developed, created and produced film, advertising, and branded content for a broad range of clients. The Company expected that Unbounded, in partnership with Strong Studios, would also further develop its original IP portfolio, under its Fieldhouse Entertainment division, which included feature films employing Strong Studios’ long form production expertise and industry network.

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

The Company executed a Stock Purchase Agreement effective January 1, 2024 for the sale of the majority of the Strong Studios operations (the “Stock Purchase Agreement”). As a result, the Company classified the assets and liabilities as discontinued operations as of December 31, 2023, and the assets and liabilities were transferred to the purchaser during the first quarter of 2024.

Pursuant to the Stock Purchase Agreement, the Company transferred the Strong Studios legal entity and all assets and liabilities related to Strong Studios, except the assets and liabilities related to Safehaven. The Stock Purchase Agreement included a sales price of $0.6 million in cash, to be paid in installments, and assumption of certain liabilities of Strong Studios. In addition to the $0.6 million purchase price, the Company could recoup its holdings in the underlying projects in the future if the projects are profitably commercialized. The first installment payment was due in February 2024, but the payment has not been received from the purchaser, and management is uncertain if any proceeds will ultimately be received. As a result, the Company has adjusted the carrying value of the net assets related to Strong Studios to $0 as of December 31, 2023.

The Safehaven series was not transferred as part of the Stock Purchase Agreement as the Company and the other investors in the series were involved in a dispute relating to the financial management of the project. As a result of the dispute and the impact on the Company’s ability to predict any future revenue participation from the sale/license of the series, the carrying value of the assets and liabilities was adjusted to $0 as of December 31, 2023. In July 2024, the Company resolved the dispute, which did not result in any cash payments or a material impact to its current period financial statements. In addition, the Company maintained a right to receive distributions to recover its investment and to participate in series profits (if any).

The major classes of assets and liabilities included as part of discontinued operations are as follows (in thousands):

	December 31, 2024				December 31, 2023
	Strong/MDI	Reinsurance	Strong Studios	Total	Strong/MDI	Reinsurance	Strong Studios	Total

Cash	$-	$-	$-	$-	$649	$-	$-	$649
Accounts receivable, net	-	-	-	-	2,948	-	27	2,975
Inventories	-	-	-	-	2,598	-	-	2,598
Other current assets	-	-	-	-	743	-	7	750
Property, plant and equipment, net	-	-	-	-	1,105	-	-	1,105
Reinsurance balance receivable	-	22,976	-	22,976	-	-	-	-
Funds deposited with reinsured companies	-	8,650	-	8,650	-	-	-	-
Goodwill and intangible assets	-	-	-	-	903	-	-	903
Film & TV programming rights	-	-	-	-	-	-	906	906
Total assets of discontinued operations	$-	$31,626	$-	$31,626	$8,946	$-	$940	$9,886

Accounts payable and accrued expenses	$-	$-	$-	$-	$2,375	$-	$1,321	$3,696
Deferred revenue and customer deposits	-	-	-	-	469	-	-	469
Short-term debt	-	-	-	-	2,438	-	-	2,438
Long-term debt	-	-	-	-	-	-	71	71
Loss and loss adjustment expense reserves	-	13,283	-	13,283	-	-	-	-
Present value of future profits	-	9,153	-	9,153	-	-	-	-
Deferred income tax liabilities, net	-	-	-	-	125	-	-	125
Total liabilities of discontinued operations	$-	$22,436	$-	$22,436	$5,407	$-	$1,392	$6,799

The major line items constituting the net income (loss) from discontinued operations are as follows (in thousands):

	Year Ended December 31, 2024				Year Ended December 31, 2023
	Strong/MDI	Reinsurance	Strong Studios	Total	Strong/MDI	Reinsurance	Strong Studios	Total
Net product and services revenue	$11,286	$-	$-	$11,286	$16,798	$-	$6,385	$23,183
Net premiums earned	-	18,708	-	18,708	-	-	-	-
Total revenue	11,286	18,708	-	29,994	16,798	-	6,385	23,183
Cost of products and services revenues	6,530	-	-	6,530	10,288	-	4,346	14,634
Net losses and loss adjustment expenses	-	11,572	-	11,572	-	-	-	-
Amortization of deferred policy acquisition costs	-	4,983	-	4,983	-	-	-	-
Selling and administrative expenses	2,800	2,079	52	4,931	3,109	-	4,629	7,738
Loss (gain) on disposal and impairment of assets	72	2,057	(10)	2,119	-	-	2,268	2,268
Total expenses	9,402	20,691	42	30,135	13,397	-	11,243	24,640
Income (loss) from operations	1,884	(1,983)	(42)	(141)	3,401	-	(4,858)	(1,457)
Other income (expense)	21,800	(22)	-	21,778	(415)	-	(170)	(585)
Income (loss) from discontinued operations before taxes	23,684	(2,005)	(42)	21,637	2,986	-	(5,028)	(2,042)
Income tax expense	(93)	-	-	(93)	(292)	-	-	(292)
Net income (loss) from discontinued operations	$23,591	$(2,005)	$(42)	$21,544	$2,694	$-	$(5,028)	$(2,334)

Note 6. Equity Holdings and Fair Value Disclosures

As of December 31, 2024, the Company held approximately $60.1 million in holdings in equity securities and other holdings. The Company accounts for each of its equity holdings using either the fair value method, the equity method or the cost method as summarized below as of December 31, 2024 (in thousands):

			Equity Method
	Fair Value Method	Cost Method	FG Merchant Partners, LLC	FGAC Investors LLC	FG Merger Investors LLC	Aldel Investors II LLC	Saltire	GreenFirst Forest Products Holdings LLC	Total
Holdings in publicly traded companies:
GreenFirst Forest Products common shares	$5,339	$-	$-	$-	$-	$-	$-	$467	$5,806
Saltire common and preferred shares and warrants	-	-	969	4,334	-	-	27,227	-	32,530
iCoreConnect common shares and warrants	112	-	67	-	52	-	-	-	231
OppFi warrants	312	-	-	-	-	-	-	-	312
Aldel II founder shares and warrants	-	-	997	-	-	1,270	-	-	2,267
Holdings in privately held companies:
FG Communities common and preferred shares	-	2,250	2,041	-	-	-	-	-	4,291
Firefly preferred shares	-	12,898	-	-	-	-	-	-	12,898
Craveworthy common shares and note	-	200	1,457	-	-	-	-	-	1,657
Other	-	81	-	-	-	-	-	-	81
Total	$5,763	$15,429	$5,531	$4,334	$52	$1,270	$27,227	$467	$60,073

As of December 31, 2023, prior to the merger with FGF, the Company’s only equity holdings consisted of (i) FGH’s equity interests in FGF which was held through its holding in FG Financial Holdings, LLC, which was eliminated in connection with the Merger, (ii) its holding in GreenFirst (as defined below), which was accounted for using the fair value method and (iii) its holding in Firefly Systems, Inc. (“Firefly”) which was accounted for using the cost method.

Fair Value Method Holdings

The carrying value of fair value method holdings is determined based on the security’s trading price multiplied by the number of shares held. The following table summarizes the Company’s fair value method holdings as of December 31, 2024 and December 31, 2023 (in thousands):

As of December 31, 2024	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
GreenFirst common stock	$8,679	$-	$(3,340)	$5,339
iCoreConnect common shares	8	104	-	112
OppFi common stock and warrants	29	283	-	312
Total fair value method holdings	$8,716	$387	$(3,340)	$5,763

As of December 31, 2023	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
GreenFirst common stock	$8,679	$1,873	$-	$10,552
Total fair value method holdings	$8,679	$1,873	$-	$10,552

GreenFirst Forest Products Inc. (“GreenFirst”) is a publicly-traded Canadian company focused on environmentally sustainable forest management and lumber production. The Company holds shares of GreenFirst directly that are accounted for at fair value of $5.3 million based on observable quoted market prices. The Company also holds approximately $0.5 million of GreenFirst common shares through an equity method holding in GreenFirst Forest Products Holdings LLC (see Equity Method Holdings below).

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

For the year ended December 31, 2024, the Company recorded an equity method loss from FGMP of approximately $2.7 million. The Company made capital contributions of approximately $26,000 to FGMP during the year ended December 31, 2024. Of the $5.5 million carrying value of our holding in FGMP at December 31, 2024, the Company may allocate up to approximately $0.4 million to incentivize and compensate individuals and entities for the successful merger of SPACs launched under our platform.

The Company holds direct limited liability company interests in FGAC Investors LLC, which holds equity interests in FG Acquisition Corp., in FG Merger Investors LLC, which maintains holdings in iCoreConnect Inc. (“iCoreConnect”), and GreenFirst Forest Products Holdings, LLC, which holds equity securities in GreenFirst. Management determined that it has the ability to exercise significant influence over FGAC Investors LLC, FG Merger Investors LLC and GreenFirst Forest Products Holdings LLC, and accounts for each of these holdings under the equity method of accounting.

For the year ended December 31, 2024, the Company recorded an equity method loss on FG Merger Investors LLC of approximately $3.8 million. The Company recorded an equity method loss from GreenFirst Forest Products Holdings LLC of approximately $0.3 million for the year ended December 31, 2024, and a loss of $4.6 million from FGAC Investors LLC for the year ended December 31, 2024.

The summarized financial information presented below reflects the aggregated underlying financial information for our holdings accounted for under the equity method (in thousands):

As of December 31, 2024
Cash and cash equivalents	$1,631
Other current assets	8,043
Equity holdings	45,495
Other long-term assets	5,688
Total assets	$60,857

Current liabilities	$21,481
Long-term liabilities	4,105
Total liabilities	$25,586

Year Ended December 31, 2024

Net equity and other holdings loss	$2,239
Other revenue	6,335
Net loss	(45,154)

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

Cost Method Holdings without Readily Determinable Fair Value

In addition to our equity method and fair value method holdings, other holdings which do not have a readily determinable fair value are accounted for at their cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions. When the Company observes an orderly transaction of an investee’s identical or similar equity securities, the Company adjusts the carrying value based on the observable price as of the transaction date. Any profit distributions the Company receives on these holdings are included in net holdings income. The Company is not aware of any issuances of identical or similar equities during the year ended December 31, 2024. As a result, the carrying value of holdings without readily determinable fair value did not change during the year ended December 31, 2024.

The Company’s other holdings include a convertible promissory note and a senior unsecured promissory note.

On September 29, 2023, the Company invested $250,000 in a convertible promissory note with ThinkMarkets, of which $202,500 has been repaid through December 31, 2024. The promissory note has an interest rate of 15% annually, with interest payments due monthly, and matures on August 1, 2025. The Company evaluated the convertible promissory note’s settlement provisions and elected the fair value option to value this instrument. Under the fair value election, the convertible promissory note is measured initially and subsequently at fair value. As of December 31, 2024, the fair value was calculated to be $47,500.

On March 16, 2023, the Company invested $200,000 in a senior unsecured loan to Craveworthy. The loan had an interest rate of 13% and a maturity of March 15, 2024. The senior unsecured note was amended to a convertible bridge loan on October 17, 2023, and the maturity date was changed to October 16, 2024. In November 2024, the Company and Craveworthy extended the maturity date to April 16, 2025. The $200,000 principal and any interest accrued may be prepaid voluntarily by Craveworthy but is not required to be paid until the date of maturity. As of December 31, 2024, the entire principal amount of $200,000 as well as approximately $46,000 of accrued interest was outstanding.

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

For equity method holdings, evidence of a loss in value might include a series of operating losses of an investee, the absence of an ability to recover the carrying amount of the holding, or a deterioration in the value of the investee’s underlying assets. If these, or other indicators, lead to the conclusion that there is a decrease in the value of the holding that is other than temporary, the Company would recognize that decrease in value even though the decrease may be in excess of what would otherwise be recognized under the equity method of accounting.

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional appraisers could be incorrect;

●	the past operating performance and cash flows generated from the operations of the Company’s holdings may not reflect their future performance; and

●	the estimated fair values for holdings for which observable market prices are not available are inherently imprecise.

The Company did not record an impairment on its holdings during the year ended December 31, 2024.

Net holdings loss for the year ended December 31, 2024 is as follows (in thousands):

Year Ended December 31, 2024

Realized gain on common stock	$306
Change in unrealized holding on common stock	(4,749)
Loss on equity method holdings	(11,294)
Other	1,062
Net holdings loss	$(14,675)

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

Financial instruments measured, on a recurring basis, at fair value as of December 31, 2024 and December 31, 2023 in accordance with the guidance promulgated by the FASB are as follows (in thousands):

As of December 31, 2024	Level 1	Level 2	Level 3	Total
OppFi warrants	$312	$-	$-	$312
iCoreConnect common shares and warrants	112	-	-	112
GreenFirst common stock	5,339	-	-	5,339
	$5,763	$-	$-	$5,763

As of December 31, 2023
GreenFirst common stock	$10,552	$-	$-	$10,552
	$10,552	$-	$-	$10,552

Holdings without a readily determinable fair value are measured at fair value on a nonrecurring basis. During the year ended December 31, 2024, the Company did not record any adjustments due to impairment or observable price changes in orderly transactions.

The following table provides a rollforward of nonrecurring Level 3 fair value measurements for the year ended December 31, 2024 (in thousands):

Assets:
Convertible notes
Beginning balance	-
Increase as a result of Merger (Note 4)	450
Increase in fair value of convertible note	-
Repayments	(202)
Balance, December 31, 2024	$248

Note 7. Inventories

Inventories consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Raw materials and components	$-	$-
Work in process	-	6
Finished goods, net of reserve	1,432	1,476
	$1,432	$1,482

The inventory balances are net of reserves of approximately $0.4 million as of both December 31, 2024 and December 31, 2023. The inventory reserves primarily related to the Company’s finished goods inventory. A rollforward of the inventory reserve for the year ended December 31, 2024, is as follows (in thousands):

Inventory reserve balance at December 31, 2023	$384
Inventory write-offs during 2024	3
Provision for inventory reserve during 2024	1
Inventory reserve balance at December 31, 2024	$388

Note 8. Property, Plant and Equipment

Property, plant and equipment include the following (in thousands):

	December 31, 2024	December 31, 2023
Land	$45	$2,342
Buildings and improvements	3,247	9,469
Machinery and other equipment	671	678
Office furniture and fixtures	332	377
Total property, plant and equipment, cost	4,295	12,866
Less: accumulated depreciation	(1,514)	(1,751)
Property, plant and equipment, net	$2,781	$11,115

As discussed in Note 1, the Company sold the Digital Ignition business during the second quarter of 2024.

Depreciation expense approximated $0.6 million and $0.7 million during the year ended December 31, 2024 and 2023, respectively.

Note 9. Income Taxes

Net loss from continuing operations before income taxes consists of (in thousands):

	Years Ended December 31,
	2024	2023
United States	$(17,420)	$(8,516)
Foreign	(5,439)	(3,791)
Total	$(22,859)	$(12,307)

Income tax benefit from continuing operations consists of (in thousands):

	Years Ended December 31,
	2024	2023
Federal:
Current	$108	$115
Deferred	-	-
Total	108	115
State:
Current	(22)	160
Deferred	-	-
Total	(22)	160
Foreign:
Current	423	165
Deferred	(648)	(1,438)
Total	(225)	(1,273)
Total	$(139)	$(998)

Income tax benefit from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax loss from continuing operations as follows (in thousands):

	Years Ended December 31,
	2024	2023
Expected federal income tax expense (benefit)	$(4,830)	$(2,794)
State income taxes, net of federal benefit	(17)	771
Foreign tax rate differential	(185)	214
Change in state tax rate	237	536
Change in valuation allowance	4,305	(1,813)
Merger of FGF and FGH	2,070	-
Return to provision	(2,151)	(383)
Foreign dividend inclusion	(606)	(161)
Deferred tax adjustments	892	2,949
Other	146	(317)
Total	$(139)	$(998)

Deferred tax assets and liabilities were comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Deferred revenue	$102	$142
Non-deductible accruals	436	224
Inventory reserves	102	102
Stock compensation expense	758	620
Warranty reserves	5	115
Uncollectible receivable reserves	24	40
Net operating losses	11,921	2,890
Tax credits	1,699	1,699
Disallowed interest expense	3,060	1,697
Equity in income of equity method investments	872	2,154
Depreciation and amortization	81	1,863
Other	3	252
Total deferred tax assets	19,063	11,798
Valuation allowance	(18,992)	(11,535)
Net deferred tax assets after valuation allowance	71	263
Deferred tax liabilities:
Depreciation and amortization	(318)	(567)
Cash repatriation	(2,165)	(2,771)
Total deferred tax liabilities	(2,483)	(3,338)
Net deferred tax liability	$(2,412)	$(3,075)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $18.5 million should be recorded against the Company’s U.S. tax jurisdiction deferred tax assets as of December 31, 2024. The overall change in valuation allowance is due to the merger of FGF and FGH; however some changes in valuation allowance were allocated to discontinued operations. The effective tax rate above relates only to continuing operations.

The Company recorded a deferred tax liability related to withholding tax on the repatriation of earnings from its Canadian subsidiary of $2.2 million and $2.8 million at December 31, 2024 and 2023, respectively.

A provision of Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was the implementation of the Global Intangible-Low Taxed Income Tax, or “GILTI.” The Company has elected to account for the impact of GILTI in the period in which the tax actually applies to the Company. During the year ended December 31, 2024, the Company did not incur any additional taxable income as a result of this provision.

As of December 31, 2024, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $49.5 million and $37.1 million respectively. Federal net operating losses of $4.0 million expire in 2037 for Federal losses generated through December 31, 2017. The federal net operating losses generated in 2018 and future years will be carried forward indefinitely. Though the Company incurred a taxable loss for the year ended December 31, 2024, gross net operating loss carryforwards decreased due to the sale of Strong Studios. The Federal and state losses previously allocated to Strong Studios are no longer available to the Company to offset future income. Therefore, the related deferred tax asset and offsetting valuation allowance has been removed. Additionally, the Company has acquired additional net operating losses through the merger of FGF and FGH.

The Company has foreign tax credit carryforwards of approximately $1.7 million on December 31, 2024 that expire if not used on the 2024 tax return. Utilization of these losses may be limited in the event certain changes in ownership occur.

In March of 2020, the CARES Act was enacted and made significant changes to Federal tax laws, including certain changes that were retroactive to the 2019 tax year. Changes in tax laws are accounted for in the period of enactment and the retroactive effects are recognized in these financial statements. There were no material income tax consequences of this enacted legislation on the reporting period of these financial statements.

Due to the events of Hurricane Helene, the Company qualified for IRS relief, which extended the deadline for 2023 returns until May 1, 2025. The Company expects to file its 2023 tax returns by the extended deadline, and this filing will be considered timely. The Company is subject to possible examinations not yet initiated for Federal purposes for the fiscal years 2021, 2022, and 2023. In most cases, the Company has examinations open for state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

Estimated amounts related to underpayment of income taxes, including interest and penalties, were not material for the years ended December 31, 2024, 2023, and 2022. Amounts accrued for estimated underpayment of income taxes were zero as of December 31, 2024 and 2023.

Note 10. Equity Incentive Plans

On December 15, 2021, our shareholders approved the FG Financial Group, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to attract and retain directors, consultants, officers and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2021 Plan is administered by the Compensation and Management Resources Committee of the Board and has a term of ten years. The 2021 Plan awards may be in the form of stock options (which may be incentive stock options or nonqualified stock options), stock appreciation rights (or “SARs”), restricted shares, restricted share units (“RSUs”), and other share-based awards, and provides for a maximum of 60,000 shares available for issuance. On March 24, 2023, the Board approved an amendment to the 2021 Plan to increase the number of shares available for issuance from 60,000 to 80,000, and on December 19, 2024, our shareholders approved an amendment to the 2021 Plan to increase the number of shares available for issuance from 80,000 to 180,000. As of December 31, 2024, there were approximately 104,000 shares remaining available for future issuance.

In addition, on March 24, 2023, the Board approved an employee stock purchase plan (“FGF ESPP Plan”) whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company’s common shares in the open market. The Company matches 100% of the employee’s contribution amount after thirty days of employment.

Total stock-based compensation expense for each of the years ended December 31, 2024 and December 31, 2023 was approximately $1.6 million. As of December 31, 2024, total unrecognized stock compensation expense of approximately $1.2 million remained, which will be recognized through December 2028. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense.

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

Restricted Stock Units

The following table summarizes RSU activity for the year ended December 31, 2024:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2023	69,343	$62.24
Granted	32,000	32.75
Vested	(68,511)	50.48
Forfeited	(1,500)	77.75
Non-vested units, December 31, 2024	31,332	$62.57

The table above includes activity for RSUs for FGH, FGF and Strong Global Entertainment. The Company granted a total of 28,000 RSUs to members of the Company’s management in January 2024, all of which vested in February 2024. In May 2024, Strong Global Entertainment granted a total of 4,000 RSUs to members of its Board of Directors. The vesting of a portion of the RSUs was accelerated in September 2024 in connection with the Company’s merger with Strong Global Entertainment, and the remaining RSUs will vest in May 2025.

Stock Options

The following table summarizes activity for stock options issued for the year ended December 31, 2024:

Common Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2023	37,960	$79.91	8.0	$35.25	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	(6,938)	-	-	-	-
Forfeited	(4,233)	-	-	-	-
Outstanding, December 31, 2024	26,789	$79.78	5.9	$36.51	$-
Exercisable, December 31, 2024	14,685	$76.43	4.3	$37.71	$-

The table above includes activity for stock options for FGH, FGF and Strong Global Entertainment.

Note 11. Shareholders’ Equity

8.00% Cumulative Preferred Stock, Series A

As of December 31, 2024, the Company had 894,580 Series A Preferred Stock shares outstanding.

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

Common Stock

As discussed in Notes 1 and 4, on February 29, 2024, FGF and FGH closed the plan of merger to combine the companies in an all-stock transaction. In connection with the Merger, FGH common stockholders received one share of FGF common stock for each share of common stock of FGH held by such stockholder. As a result, the Company issued approximately 0.8 million of its common shares to common stockholders of FGH.

As discussed in Note 1, on September 30, 2024, the Company and Strong Global Entertainment completed the Arrangement to combine the companies in an all-stock transaction. In connection with the transaction, stockholders of Strong Global Entertainment received 1.5 common shares of the Company for each share of Strong Global Entertainment. As a result, the Company issued approximately 0.1 million of its common shares to stockholders of Strong Global Entertainment.

The total number of shares of common stock outstanding as of December 31, 2024 was 1,267,904, compared to 900,107 as of December 31, 2023.

Note 12. Related Party Transactions

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

FG Special Situations Fund

The Company participated as a limited partner in the FG Special Situations Fund (the “Fund”). The general partner of the Fund, and the investment advisor of the Fund, was ultimately controlled by Mr. Cerminara, the Chief Executive Officer and Chairman of the Company’s Board. Portions of the Company’s investment into the Fund were used to sponsor the launch of SPACs affiliated with certain of our officers and directors.

The Fund began the process of winding down in the first quarter of 2023 and completed the process in the second quarter of 2023. As a result of the winddown, the Company now holds direct limited liability company interests in FGAC Investors LLC, FG Merger Investors LLC, and GreenFirst Forest Products Holdings, LLC. Mr. Cerminara and Mr. Swets, the head of the Company’s merchant banking business, serve as managers of FGAC Investors LLC and FG Merger Investors LLC, while Mr. Cerminara ultimately controls GreenFirst Forest Products Holdings, LLC.

FG Merchant Partners

FGMP was formed to co-sponsor newly formed SPACs and other merchant banking clients with their founders or partners. Certain of our directors and officers also hold limited partner interests in FGMP. Mr. Swets holds a limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. Mr. Cerminara also holds a limited partner interest through Fundamental Global, LLC (“FG LLC”), a holding company for which Mr. Cerminara is the manager and one of the members.

FGMP has invested in the founder shares and warrants of Aldel Financial Inc., FG Merger Corp, FG Acquisition Corp, Aldel Financial II Inc., FGC and Craveworthy. Certain of our directors and officers are affiliated with these entities.

FG Communities

In October 2022, the Company directly invested $2.0 million into FGC, which is included in other holdings on the consolidated balance sheets. The Company also holds an interest through its ownership in FGMP. FGC is a self-managed real estate company focused on a growing portfolio of manufactured housing communities which are owned and operated by FGC. Mr. Cerminara is the President and a director of FGC.

Craveworthy

On March 16, 2023, the Company invested $200,000 in a senior unsecured loan to Craveworthy. Mr. Swets has an indirect interest in Craveworthy, independent from the interests held by the Company through its ownership in FGMP.

Saltire

In the ordinary course of business, STS purchases certain of the products it sells its customers from Strong/MDI, which is a wholly owned subsidiary of Saltire. The Company’s consolidated balance sheet as of December 31, 2024 includes a $0.2 million payable to Strong/MDI, which was settled during the first quarter of 2025. Mr. Swets serves as the Executive Chair and is a member of the Board of Directors of Saltire. Mr. Cerminara and Richard Govignon, a member of the Company’s Board of Directors, serve as members of the Board of Directors of Saltire.

Shared Services Agreement

On March 31, 2020, the Company entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fundamental Global Management, LLC (“FGM”), an affiliate of FG LLC, pursuant to which FGM provides the Company with certain services related to the day-to-day management of the Company, including assisting with regulatory compliance, evaluating the Company’s financial and operational performance, providing a management team to supplement the executive officers of the Company, and such other services consistent with those customarily performed by executive officers and employees of a public company. In exchange for these services, the Company pays FGM a fee of $456,000 per quarter (the “Shared Services Fee”), plus reimbursement of expenses incurred by FGM in connection with the performance of the services, subject to certain limitations approved by the Board or Compensation Committee from time to time.

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

The Company paid $1.8 million to FGM under the Shared Services Agreement for each of the years ended December 31, 2024 and 2023, respectively. This amount is included in General and administrative expenses on the consolidated statement of operations.

Note 13. Earnings Per Share

Net earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the year ended December 31, 2024 and 2023 (in thousands, except per share amounts).

	Year Ended December 31,
	2024	2023
Basic and diluted:
Net loss from continuing operations	$(22,859)	$(12,307)
Net loss attributable to non-controlling interest	160	564
Dividends declared on Series A Preferred Shares	(1,410)	-
Loss attributable to Fundamental Global common shareholders from continuing operations	$(24,109)	$(11,743)
Weighted average common shares outstanding	1,056	400
Loss per common share from continuing operations	$(22.84)	$(29.38)

The following potentially dilutive securities outstanding as of December 31, 2024 and 2023 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive under the treasury stock method.

	As of December 31,
	2024	2023
Options to purchase common stock	26,789	5,200
Restricted shares	-	1,000
Restricted stock units	31,332	40,844
	58,121	47,044

Note 14. Retirement plans

The Company sponsors a defined contribution 401(k) plan (the “FGH Plan”) for all eligible employees. Pursuant to the provisions of the FGH Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions made to the Plan by the Company were approximately $0.2 million for each of the years ended December 31, 2024 and 2023.

The 401(k) Plan (the “FGF Retirement Plan”) was established effective January 1, 2015, as a defined contribution plan. The FGF Retirement Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”); eligible employees of the Company and its subsidiaries may participate in the plan. Employees who have completed one month of service are eligible to participate and are permitted to make annual pre and post-tax salary reduction contributions not to exceed the limits imposed by the Internal Revenue Code of 1986, as amended. Contributions are invested at the direction of the employee participant in various money market and mutual funds. The Company matches 100% of each participant’s initial contributions up to 3% of a participant’s eligible earnings and 50% of each participant’s contributions up to an additional 2% of a participant’s eligible earnings. The Company may also elect to make a profit-sharing contribution to the FGF Retirement Plan based upon discretionary amounts and percentages authorized by the Board. For the year ended December 31, 2024, the Company made matching contributions to the FGF Retirement Plan in the amounts of approximately $24,000, but did not make any profit-sharing contributions to the FGF Retirement Plan in either year. The 401(k) matching contributions are included within general and administrative expenses on the consolidated statement of operations.

As noted above, on March 24, 2023, the Board approved the FGF ESPP Plan whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company’s common shares in the open market. The Company matches 100% of the employee’s contribution amount after thirty days of employment. The Company’s contribution is expensed as paid, and for the year ended December 31, 2024 totaled approximately $32,000. The FGF ESPP Plan matching contributions are included within general and administrative expenses on the consolidated statement of operations.

Note 15. Commitments and Contingencies

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

A Fundamental Global subsidiary is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to Fundamental Global. In the Company’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. The Company has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits

On July 16, 2024, we received notice that we were named as a defendant, along with over 500 other companies, in a civil action filed for cost recovery and contributions related to the release and/or threatened release of hazardous substances from a facility known as the BKK Class 1 Landfill in Los Angeles County California from periods prior to 1987. The action alleges that FGH is a successor to Pichel Industries, Inc. (“Pichel Industries”) and that Pichel Industries contributed waste to the landfill. We are in the early stages of evaluating the claim and determining our response.

The Company is a guarantor of the obligations of an entity that was previously sold and is no longer part of the consolidated group. The Company has been notified that the primary obligor has not met the obligations for which it is liable, and the third party has requested that the Company satisfy the obligations on behalf of the buyer under the guaranty. The Company is evaluating its obligations and determining its response.

As of December 31, 2024, the Company has a loss contingency reserve of approximately $0.3 million, which represents the Company’s estimate of its potential losses related to the settlement of various open proceedings and claims. Management does not expect the resolution of these proceedings and claims to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Note 16. Debt

The Company’s short-term and long-term debt consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Short-term debt:
20-year installment loan	$1,939	$2,227
Revolving credit facility	-	-
Insurance debt	137	83
Total short-term debt	2,076	2,310
Less: deferred debt issuance costs, net	(8)	(16)
Total short-term debt, net of issuance costs	$2,068	$2,294

Long-term debt:
Tenant improvement loan	$88	$126
ICS promissory note	213	446
Digital Ignition building loan	-	4,925
Total long-term debt	301	5,497
Less: deferred debt issuance costs, net	-	(36)
Total long-term debt, net of issuance costs	$301	$5,461

Installment Loan and Revolving Credit Facility

In January 2023, Strong/MDI and Canadian Imperial Bank of Commerce (“CIBC”) entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the 2021 Credit Agreement. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the 20-year installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the 20-year installment loan at any time. The 2023 Credit Agreement is secured by a lien on the manufacturing facility in Quebec, Canada that is leased to Strong/MDI. The 2023 Credit Agreement requires our subsidiary in Canada to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. In connection with the IPO of Strong Global Entertainment, the 20-year installment note did not transfer to the Company. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the IPO of Strong Global Entertainment. Also on January 19, 2024, the Company and CIBC entered into a second amendment to the 2023 Credit Agreement. Pursuant to the amendment the credit limit for the revolving line of credit was reduced to CDN$1.4 million. The 20-year installment note bears variable interest at 5.95% as of December 31, 2024. The Company was in compliance with its debt covenants as of December 31, 2024.

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

Contractual Principal Payments

Contractual required principal payments on the Company’s long-term debt at December 31, 2024 are as follows (in thousands):

	Tenant Improvement Loan	ICS Promissory Note	Total
2025	$39	$213	$252
2026	42	-	42
2027	7	-	7
Total	$88	$213	$301

Note 17. Leases

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

	Year Ended
Lease cost	December 31, 2024	December 31, 2023
Finance lease cost:
Amortization of right-of-use assets	$265	$183
Interest on lease liabilities	103	94
Operating lease cost	287	162
Net lease cost	$655	$439

	Year Ended
Other information	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$103	$94
Operating cash flows from operating leases	$241	$131
Financing cash flows from finance leases	$261	$159
Right-of-use assets obtained in exchange for new finance lease liabilities	$168	$775

As of December 31, 2024
Weighted-average remaining lease term - finance leases (years)	1.7
Weighted-average remaining lease term - operating leases (years)	1.8
Weighted-average discount rate - finance leases	9.3%
Weighted-average discount rate - operating leases	5.0%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of December 31, 2024 (in thousands):

	Operating Leases	Finance Leases
2025	$152	$ 642
2026	81	510
2027	14	112
Total lease payments	247	1,264
Less: Amount representing interest	(11)	(128)
Lease obligations	$236	$ 1,136

Note 18. Segment Reporting

The Company has two operating segments - merchant banking and managed services. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax. Our merchant banking segment includes our equity and other holdings. Our managed services segment includes STS, which provides comprehensive managed service offerings to cinema operators and entertainment venues nationwide to ensure solution uptime and availability. The “other” category primarily includes rental income and expenses related to the Company’s real estate in Canada and the land and building previously owned and operated by Digital Ignition.

The following tables present the financial information for each segment that is specifically identifiable or based on allocations using internal methodology for the years ended December 31, 2024 and 2023 (in thousands).

	Year Ended December 31, 2024
	Merchant Banking	Managed Services	Other	Total
Net loss on equity holdings and other holdings	$(14,675)	$-	$-	$(14,675)
Product sales	-	18,561	-	18,561
Services revenue	75	13,013	374	13,462
Total revenue	(14,600)	31,574	374	17,348

Direct costs of products and services	-	15,022	-	15,022
Indirect employee related expenses	-	8,061	-	8,061
Travel, meals and automobile expenses	-	1,600	-	1,600
Sales and marketing	-	1,291	-	1,291
General and administrative	1,188	2,939	-	4,127
Depreciation and amortization	-	420	384	804
Other operating expenses	-	813	375	1,188
Interest expense, net	-	57	225	282
Loss on impairment and disposal of assets	-	-	1,475	1,475
Segment (loss) income before taxes	(15,788)	1,371	(2,085)	(16,502)

Corporate and other non-segment operating expenses				6,557
Corporate depreciation and amortization				7
Interest income, net				(68)
Loss from continuing operations before taxes				$(22,998)

	Year Ended December 31, 2023
	Merchant Banking	Managed Services	Other	Total
Net loss on equity holdings and other holdings	$(9,437)	$-	$-	$(9,437)
Product sales	-	13,978	-	13,978
Services revenue	-	11,840	712	12,552
Total revenue	(9,437)	25,818	712	17,093

Direct costs of products and services	-	12,305	-	12,305
Indirect employee related expenses	-	6,939	-	6,939
Travel, meals and automobile expenses	-	1,707	-	1,707
Sales and marketing	-	816	-	816
General and administrative	-	2,867	917	3,784
Depreciation and amortization	-	302	517	819
Other operating expenses	-	524	-	524
Interest expense, net	-	84	326	410
Gain on purchase of ICS, net of acquisition costs	-	(1,012)	-	(1,012)
Gain on impairment and disposal of assets	-	-	(5)	(5)
Segment (loss) income before taxes	(9,437)	1,286	(1,043)	(9,194)

Corporate and other non-segment operating expenses				4,013
Corporate depreciation and amortization				7
Other				91
Loss from continuing operations before taxes				$(13,305)

The following table presents the Company’s specifically identifiable assets for each of the Company’s segments as of December 31, 2024 (in thousands).

	December 31, 2024
	Merchant Banking	Managed Services	Other	Total
Segment assets	$60,073	$11,298	$38,098	$109,469

The “other” segment assets includes $34.2 million of assets held for sale, which are primarily related to the Company’s reinsurance business that is expected to be sold during the first half of 2025.

All capital expenditures during 2024 and 2023 related to the Company’s managed services segment.

The following tables disaggregate the Company’s product sales and services revenue by major source for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024				Year Ended December 31, 2023
	Managed Services	Merchant Banking	Other	Total	Managed Services	Merchant Banking	Other	Total
Screen system sales	$409	$-	$-	$409	$176	$-	$-	$176
Digital equipment sales	16,637	-	-	16,637	12,937	-	-	12,937
Extended warranty sales	156	-	-	156	182	-	-	182
Other product sales	1,359	-	-	1,359	683	-	-	683
Total product sales	18,561	-	-	18,561	13,978	-	-	13,978
Field maintenance and monitoring services	7,770	-	-	7,770	7,808	-	-	7,808
Installation services	4,456	-	-	4,456	3,508	-	-	3,508
Other service revenues	787	75	374	1,236	524	-	712	1,236
Total service revenues	13,013	75	374	13,462	11,840	-	712	12,552
Total	$31,574	$75	$374	$32,023	$25,818	$-	$712	$26,530

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024				Year Ended December 31, 2023
	Managed Services	Merchant Banking	Other	Total	Managed Services	Merchant Banking	Other	Total
Point in time	$25,332	$75	$2	$25,409	$19,643	$-	$66	$19,709
Over time	6,242	-	372	6,614	6,175	-	646	6,821
Total	$31,574	$75	$374	$32,023	$25,818	$-	$712	$26,530

At December 31, 2024, the unearned revenue amount associated with maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $0.4 million. The Company expects to recognize $0.4 million of unearned revenue amounts during 2025, and immaterial amounts during 2026-2027.

The following tables summarize the Company’s products and services revenue by geographic area for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
United States	$31,052	$26,111
Canada	357	17
Mexico	29	-
Europe	424	285
Asia	3	-
Other	158	117
Total	$32,023	$26,530

Note 19. Subsequent Events

The Company’s management has evaluated subsequent events after the consolidated balance sheet dated as of December 31, 2024, through the date of filing of this Form 10-K. Based on the evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include a report of our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting. SEC’s rules permit smaller reporting companies like ours to provide only management’s report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s definitive proxy statement, to be filed in connection with the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive proxy statement, to be filed in connection with the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2024, the number of shares of common stock underlying awards outstanding under the amended 2021 Plan and the 2018 Equity Incentive Plan (the “2018 Plan”), as well as the number of shares remaining available for issuance under the amended 2021 Plan. No more awards may be made under the 2018 Plan or the 2014 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	58,121	$-	104,168
Equity compensation plans not approved by security holders	-	-	-
Total	58,121	$-	104,168

1.	Includes 210 common shares to be issued upon vesting of restricted stock units and 5,200 common shares to be issued upon vesting of stock options issued under our 2018 Plan; and includes approximately 52,411 gross common shares (pretax) to be issued upon vesting of restricted stock units issued under our 2021 Plan.
2.	Represents shares available for future issuance under the 2021 Plan.

The information regarding our largest holders and ownership of our securities by our management and directors will be contained in the Company’s definitive proxy statement, to be filed in connection with the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive proxy statement, to be filed in connection with the 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive proxy statement, to be filed in connection with the 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report

(a)	Financial Statements – The following consolidated financial statements of the Company and the report of independent auditor thereon are filed with this report:

i.	Independent Auditor’s Report
ii.	Consolidated Balance Sheets as of December 31, 2024 and 2023
iii.	Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023
iv.	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2024 and 2023
v.	Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2024 and 2023
vi.	Consolidated Statements of Cash Flows for the Years ended December 31, 2024 and 2023
vii.	Notes to the Consolidated Financial Statements for the Years ended December 31, 2024 and 2023

(b)	Financial Statement Schedules – Schedules other than those listed above are omitted for the reason that they are not applicable, or the information is otherwise contained in the Financial Statements.
(c)	Exhibits - the exhibits listed below are filed or incorporated by reference as part of this report.

			Incorporated by Reference to:
Exhibit No.		Description	Document	Exhibit No.
2.1		Plan of Merger by and between FG Financial Group, Inc., FG Group Holdings Inc. and FG Group LLC, dated January 3, 2024	[26]	2.1
2.2		Arrangement Agreement, including a Plan of Arrangement, by and between FG Holdings Quebec Inc., Strong Global Entertainment, Inc. and 1483530 LTD	[27]	2.1
3.1		Certificate of Merger, as filed with the Secretary of State of the State of Delaware on December 7, 2022	[2]	3.1
3.2		Articles of Merger, as filed with the Secretary of State of the State of Nevada on December 7, 2022	[2]	3.2
3.3		Articles of Incorporation, as filed with the Secretary of State of the State of Nevada	[2]	3.3
3.4		Certificate of Correction, dated October 11, 2022, to the Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation of FG Financial Group, Inc.	[7]	3.1
3.5		Certificate of Amendment to Amended and Restated Articles of Incorporation of Fundamental Global Inc.	[28]	3.1
3.6		Certificate of Change of Fundamental Global Inc.	[29]	3.1
3.7		By-Laws	[2]	3.4
4.1		Form of Common Stock certificate	[4]	4.1
4.2		Common Stock Purchase Warrant	[5]	4.2
4.3		Form of Global Certificate of Cumulative Preferred Stock, Series A	[6]	4.4
4.4		Description of securities	[3]	4.4
10.1	†	Amended and Restated 2014 Equity Incentive Plan	[8]	10.1
10.2	†	2018 Equity Incentive Plan	[9]	10.1
10.3	†	2021 Equity Incentive Plan	[3]	10.1
10.4	†	Form of Director and Officer Indemnification Agreement	[4]	10.6
10.5	†	Equity Award Letter Agreement between registrant and Larry Swets	[10]	10.1
10.6	†	Stock Option Agreement between registrant and Larry Swets	[11]	10.5
10.7	†	Form of Restricted Stock Unit Agreement for executive officers under 2014 Equity Incentive Plan	[13]	10.2
10.8	†	Form of Executive Restricted Stock Unit Agreement under the Share-Matching Program under 2014 Equity Incentive Plan	[15]	10.1
10.9	†	Form of Non-Employee Director Restricted Stock Unit Agreement under the Share-Matching Program under 2014 Equity Incentive Plan	[15]	10.2
10.10	†	Form of Stock Option Agreement under 2018 Equity Incentive Plan	[9]	10.2
10.11	†	Form of Restricted Share Agreement under 2018 Equity Incentive Plan	[12]	10.3
10.12	†	Form of Restricted Share Unit Agreement under 2018 Equity Incentive Plan	[12]	10.4
10.13	†	Form of Non-Employee Director Restricted Share Unit Agreement under 2018 Equity Incentive Plan	[14]	10.3
10.14	†	Form of Executive Stock Grant Agreement under 2018 Equity Incentive Plan	[16]	10.1
10.15	*†	Form of Executive Restricted Share Unit Agreement for Share-Matching Grants under 2018 Equity Incentive Plan	[16]	10.2

10.16	*†	Form of Non-Employee Director Restricted Share Unit Agreement under 2021 Equity Incentive Plan	[25]	10.16
10.17		Registration Rights Agreement, dated December 2, 2019, between FedNat Holding Company and registrant	[17]	10.1
10.18		Standstill Agreement, dated December 2, 2019, between FedNat Holding Company and registrant	[19]	10.2
10.19		Reinsurance Capacity Right of First Refusal Agreement, dated December 2, 2019, by and between FedNat Holding Company and registrant	[17]	10.3
10.20	†	Investment Advisory Agreement, dated December 2, 2019, between FedNat Holding Company and registrant	[17]	10.4
10.21	†	Employment Agreement, dated December 2, 2019, between Brian D. Bottjer and registrant	[21]	10.3
10.22	†	Employment Agreement, dated November 10, 2020, between Larry G. Swets, Jr. and registrant	[18]	10.1
10.23		Amended and Restated Limited Liability Agreement of Fundamental Global Asset Management, LLC dated August 6, 2021	[22]	10.1
10.24	†	Second Amended and Restated Management Services Agreement, dated August 11, 2021, between Sequoia Financial LLC and registrant	[22]	10.2
10.25		Shared Services Agreement, dated August 11, 2022, between Fundamental Global Management, LLC and registrant	[23]	10.1
10.26	†	Amendment No. 1 to FG Financial Group, Inc. 2021 Equity Incentive Plan	[24]	10.1
10.27	†	FG Financial Group, Inc. 2023 Employee Share Purchase Plan	[24]	10.2
10.28	†	Form of Director and Officer Indemnification Agreement	[30]	10.1
10.29	†	Amendment No. 2 to 2021 Equity Incentive Plan	[31]	A
16.1		Letter from BDO USA, P.C. addressed to the Securities and Exchange Commission, dated as of April 3, 2024	[32]	16.1
19.1	*	Insider Trading Policy
21.1	*	Registrant’s subsidiaries
24.1	*	Power of Attorney (included on signature page).
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97		FG Financial Group, Inc. Clawback Policy	[33]	[97]
101.INS	*	Inline XBRL Instance Document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		XBRL Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

[22] Registrant’s Quarterly Report on Form 10-Q for quarter ended June 30, 2021, filed August 16, 2021

[23] Registrant’s Quarterly Report on Form 10-Q for quarter ended June 30, 2022, filed August 11, 2022

[24] Registrant’s Current Report on Form 8-K filed May 17, 2023

[25] Registrant’s Annual Report on Form 10-K for year ended December 31, 2021, filed March 30, 2022

[26] Registrant’s Current Report on Form 8-K filed January 4, 2024

[27] Registrant’s Current Report on Form 8-K filed June 4, 2024

[28] Registrant’s Current Report on Form 8-K filed February 29, 2024

[29] Registrant’s Current Report on Form 8-K filed October 30, 2024

[30] Registrant’s Registration Statement on Form S-4 (Reg. No. 333-276432), filed January 8, 2024

[31] Registrant’s Definitive Proxy Statement on Schedule 14A filed November 21, 2024

[32] Registrant’s Current Report on Form 8-K filed April 3, 2024

[33] Registrant’s Annual Report on Form 10-K for year ended December 31, 2023, filed March 14, 2024

ITEM 16. FORM 10-K SUMMARY

None.

FUNDAMENTAL GLOBAL INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUNDAMENTAL GLOBAL INC.

Date:	March 31, 2025	By:	/s/ D. Kyle Cerminara
		Name:	D. Kyle Cerminara
		Title:	Principal Executive Officer

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

/s/ D. Kyle Cerminara	Chief Executive Officer and Chairman of the Board
D. Kyle Cerminara	(Principal Executive Officer)	March 31, 2025

/s/ Mark D. Roberson	Chief Financial Officer	March 31, 2025
Mark D. Roberson	(Principal Financial Officer)

/s/ Todd R. Major	Chief Accounting Officer	March 31, 2025
Todd R. Major	(Principal Accounting Officer)

/s/ Richard E. Govignon
Richard E. Govignon	Director	March 31, 2025

/s/ Rita Hayes
Rita Hayes	Director	March 31, 2025

/s/ Michael C. Mitchell
Michael C. Mitchell	Director	March 31, 2025

/s/ Robert J. Roschman
Robert J. Roschman	Director	March 31, 2025

/s/ Ndamukong Suh
Ndamukong Suh	Director	March 31, 2025

/s/ Scott D. Wollney
Scott D. Wollney	Director	March 31, 2025

