Form 10-K/A
period 2024-12-31
Fundamental Global Inc.
filed 2025-04-30
CIK 1591890

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

As of April 21, 2025, the total number of shares outstanding of the Registrant’s common stock was 1,272,320.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FUNDAMENTAL GLOBAL INC.

i

Explanatory Paragraph

On March 31, 2025, Fundamental Global Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Report” or “Form 10-K”). This Amendment No. 1 on Form 10-K (the “Amendment”) updates Part III to provide certain additional information required therein.

Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no other changes to the Form 10-K. This Amendment does not amend, update, or change the financial statements or any other items or disclosures contained in the Report and does not otherwise reflect events occurring after the original filing date of the Report. Accordingly, this Amendment should be read in conjunction with the Report and with the Company’s filings with the SEC subsequent to the filing of the Report.

As used in this Amendment, the terms “Fundamental Global,” the “Company,” “we,” or “us” refer to Fundamental Global Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

Set forth below is certain information regarding the members of the Company’s Board of Directors, including the year in which each current director became a director of the Company. Each director is entitled to serve until the 2025 annual meeting of the Company’s stockholders and until a successor is duly elected and qualified or until his earlier retirement, resignation or removal. The age and business experience of each director is reported as of December 31, 2024.

D. Kyle Cerminara, age 47, was appointed to our Board of Directors on December 27, 2016; he became Chairman of our Board of Directors on May 11, 2018; and he became Chief Executive Officer on February 29, 2024. Mr. Cerminara also served as our Principal Executive Officer from March 2020 to June 2020. Mr. Cerminara has over 20 years’ experience as an institutional investor, asset manager, director, chief executive, founder and operator of multiple financial services and technology businesses. Mr. Cerminara co-founded Fundamental Global GP, LLC (“FGGP”) and its predecessors in 2012 and serves as its Chief Executive Officer.

Mr. Cerminara is a member of the board of directors of a number of companies focused on the reinsurance, asset management, technology and communication sectors, including FG Communities, Inc., a real estate management company focused on preserving and improving affordable housing, since July 2022; and Firefly Systems Inc., a venture-backed digital advertising company, since August 2020. Since September 2024, Mr. Cerminara has served as the Vice-Chairperson of the board of directors of Saltire Capital Ltd. (TSX:SLT.U) (formerly known as FG Acquisition Corp. (TSX:FGAA.U) (“FGAC”), which was a Canadian special purpose acquisition company (“SPAC”) that acquired Strong/MDI Screen Systems Inc. in September 2024); and, since January 2025, Mr. Cerminara has served as senior advisor to FG Merger II Corp. (NASDAQ: FGMC) (“FGMC”), a SPAC that has completed its initial public offering and is focused on searching for a target company in the financial services sector. Since November 2023, Mr. Cerminara has served as chairperson of the board of directors of FG Merger III Corp., a SPAC in the process of completing its initial public offering.

From October 2021 to September 2024, Mr. Cerminara served as the chairperson of the board of directors of FGAC, and from October 2023 to January 2025, he served as the chairperson of the board of directors of FGMC. Prior to its merger with the Company in February 2024, Mr. Cerminara served as the Chairman of FG Group Holdings, Inc. (“FGH”) (formerly NYSE American: FGH), a holding company with diverse business activities focused on serving the entertainment and retail markets, from May 2015 through February 2024. He previously served as its Chief Executive Officer from November 2015 through April 2020. Mr. Cerminara served as the Chairman of Strong Global Entertainment, Inc. from March 2022 until its acquisition by the Company in September 2024. From July 2015 through December 2023, Mr. Cerminara served on the board of directors of BK Technologies Corporation (NYSE American: BKTI), a provider of two-way radio communications equipment, and served as its Chairman from July 2022 through December 2023 and previously from March 2017 until April 2020. Mr. Cerminara has served as the Chairman and President of FG Communities, Inc. since its formation in July 2022. From February 2022 to August 2023, Mr. Cerminara served as a Senior Advisor to FG Merger Corp. (formerly NASDAQ: FGMC), a SPAC, which merged with iCoreConnect, Inc. (NASDAQ: ICCT), a market leading, cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise and healthcare workflow platform of applications and services. From April 2021 to December 2021, Mr. Cerminara served as a director of Aldel Financial Inc. (formerly NYSE: ADF), a SPAC co-sponsored by the Company, which merged with Hagerty, a leading specialty insurance provider focused on the global automotive enthusiast market. From July 2020 to July 2021, Mr. Cerminara served as Director and President of FG New America Acquisition Corp. (former NYSE: FGNA), a SPAC, which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. He served on the board of directors of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry, from June 2016 to October 2021 and was appointed Chairman from June 2018 to June 2021; Limbach Holdings, Inc. (NASDAQ: LMB), a company which provides building infrastructure services, from March 2019 to March 2020; Iteris, Inc. (NASDAQ: ITI), a publicly-traded, applied informatics company, from August 2016 to November 2017; Magnetek, Inc., a publicly-traded manufacturer, in 2015; and blueharbor bank, a community bank, from October 2013 to January 2020. He served as a Trustee and President of StrongVest ETF Trust, which was an open-end management investment company, from July 2016 to March 2021. Previously, Mr. Cerminara served as the Co-Chief Investment Officer of CWA Asset Management Group, LLC, a position he held from January 2013 to December 2020.

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

Dr. Richard E. Govignon, Jr., age 48, was elected to our Board of Directors on December 15, 2021. Dr. Govignon has been a Partner of Dnerus Financial, a family asset management company, since June 2021. Dr. Govignon is an experienced corporate director/trustee in the U.S. and Canada with broad exposure to numerous industries. Dr. Govignon was a director of Strong Global Entertainment, Inc. (formerly NYSE American: SGE), a corporation focused on supplying screens and providing technical support services to the cinema exhibition industry, theme parks, and other entertainment-related markets from January 2022 until its merger with the Company in September 2024. Dr. Govignon also serves as a member of the board of directors of Saltire Capital Ltd. (TSX: SLT.U), a long-term capital partner that invests in equity, debt, and hybrid securities of private companies that is incorporated under the laws of the Province of British Columbia. Since October 2023, Dr. Govignon has served as a member of the board of directors of FG Merger II Corp. Since November 2023, Dr. Govignon has served as a member of the board of directors of FG Merger III Corp. Dr. Govignon is also a member of the board of directors of B-Scada, Inc. (OTC: SCDA), a company developing software and hardware products since June 2021. Dr. Govignon served as a member of the board of directors of GreenFirst Forest Products, Inc. (TSXV: GFP) from January 2019 to December 2021. Dr. Govignon also served as a trustee of the StrongVest ETF Trust (US: CWAI), which invested in a diversified portfolio of corporate bonds with varying maturities and equity securities from 2017 to 2019. Dr. Govignon has worked in the healthcare and pharmaceutical industry in various management and pharmacy positions for over 20 years, most recently serving in management and as a pharmacist at ShopRite Pharmacy, a large grocery store retailer-owned cooperative, since 2022 and previously serving in management and as a pharmacist at CVS Health Corporation, a U.S. healthcare company, from 2019 to 2022 and from 2013 to 2017. He also worked in various roles at Acme Markets Inc. from 2017 to 2019 and at Rite Aid Corporation from 2001 to 2013. Dr. Govignon received a Bachelor of Science in Pharmacy and a Doctor of Pharmacy from the University of the Sciences in Philadelphia. We believe Dr. Govignon’s managerial experience and his experience in investing and financial analysis make him qualified to serve on our Board of Directors.

Rita Hayes, age 82, was appointed to our Board of Directors on January 11, 2019. Ms. Hayes has been Chair of Hayes International Advisors, LLC since 2013, where she counsels industry and institutional leaders on a range of economic, political and regulatory matters. She served as an expert for the International Chamber of Commerce’s World Business Summit in 2008. From 2001 through December 2006, she held the position of Deputy Director General of the World Intellectual Property Organization (“WIPO”) to which she was approved by the 184 Member States. At the conclusion of her appointment at WIPO, she served as Senior Advisor in Hogan & Hartson LLP’s Geneva, Switzerland office. Ms. Hayes served as Deputy U.S. Trade Representative and Ambassador to the World Trade Organization, a post to which she was nominated by President Bill Clinton and unanimously confirmed by the U.S. Senate, from November 1997 through August 2001, during which time she served as Acting U.S. Trade Representative from January through March 2001. Confirmed by the U.S. Senate in 1996, Ms. Hayes served from 1996 to 1997 as U.S. Chief Textile Negotiator in the Office of the U.S. Trade Representative in Washington, D.C. From 1983 to 1992, Ms. Hayes served as Chief of Staff for two members of the U.S. Congress. Ms. Hayes received a Bachelor of Arts from the University of Georgia, an honorary degree as Doctor of Humane Letters from the College of Charleston and an honorary degree as Doctorate of Outstanding Public Service from the University of South Carolina. We believe Ms. Hayes’ extensive record of public and private service uniquely qualifies her to serve on our Board of Directors.

Michael C. Mitchell, age 45, was appointed to our Board of Directors on February 29, 2024. Mr. Mitchell most recently served as a Partner at Locust Wood Capital, which he retired from in 2019 after nine years with the firm in analytical positions in the consumer, industrial, real estate and media industries. From 2006 to 2011, Mr. Mitchell was a senior analyst at Breeden Capital LP, working with former SEC Chairman Richard C. Breeden, where Mr. Mitchell was primarily focused on consumer business and was actively involved in board engagements at Applebee’s, a then-Nasdaq-listed restaurant operating company and franchisor, and Zale Corporation, a then-NYSE-listed leading specialty retailer of fine jewelry, as an advisor to the board. From 2005 to 2006, Mr. Mitchell worked as an analyst for Kellogg Capital Group, LLC, the private investment firm founded by Peter Kellogg. From 2004 to 2005, Mr. Mitchell served as an equity research analyst at Jefferies and Company, Inc. covering post-reorganization equities. Mr. Mitchell is currently the Chief Operating Officer of Children’s Eye Care of Northern Colorado, P.C., a Pediatric Ophthalmology practice based in Fort Collins, CO, which he cofounded and operates with his wife Dr. Carolyn G. Mitchell. Mr. Mitchell received an MBA from the Michael F. Price College of Business at the University of Oklahoma and a B.S. in Marketing from the Spears College of Business at Oklahoma State University. We believe Mr. Mitchell is qualified to serve on our Board of Directors as he offers the Board valuable insights obtained through his extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies.

Robert J. Roschman, age 59, was appointed to our Board of Directors on February 29, 2024. Mr. Roschman has been an owner of Triple R. Associates, Ltd., a real estate firm with over 100 properties leased to fast food, distribution and retail tenants, since 1992. Mr. Roschman also holds ownership interests in several development properties throughout Florida. Mr. Roschman previously served on the Board of Directors of Giant Holdings, Inc., a privately held federally chartered bank with an Internet division, which he founded in 1998 and which merged into Home BancShares, Inc. (Nasdaq: HOMB) in February 2017. From 1987 to 2000, Mr. Roschman was a Co-Founder and Vice President of Snapps Restaurants, Inc., a 76-store fast food restaurant which merged into Rally’s Hamburgers, Inc. From 1983 until 1997, he served as a shareholder of Charter Bank in Delray Beach, Florida, which merged into Southtrust Bank in 1997. Mr. Roschman received a B.S. from Florida State University. Mr. Roschman brings over 30 years of experience as an investor in multiple lines of business, including real estate, franchising, distribution, banking and retail. Mr. Roschman’s extensive experience as an investor and in managing and overseeing multiple businesses is valuable for evaluating strategic opportunities and qualifies him to serve on our Board of Directors.

Ndamukong Suh, age 37, was appointed to our Board of Directors on February 29, 2024. Mr. Suh is an independent private investor and holds ownership interests in several real estate development projects across Michigan, Nebraska and Oregon. Mr. Suh is the Founder and a director of the Suh Family Foundation. He was also a professional athlete and was a member of several teams in the National Football League from 2010 to 2022. He served on the Board of Directors of FGH from January 2016 to February 2024. Since October 2023, Mr. Suh has served as a senior advisor to the board of directors of FG Merger II Corp. and FG Merger III Corp. Mr. Suh serves as a member of the Board of Advisors of Ember Technologies, a privately held manufacturer and designer of patented temperature adjustable dishware and drinkware. Mr. Suh holds a Bachelor’s degree in Engineering focused on Construction Management from the University of Nebraska.

Scott D. Wollney, age 56, was appointed to our Board of Directors on March 30, 2015. Since October 2023, Mr. Wollney has served as a member of the board of directors of FG Merger II Corp. Since November 2023, Mr. Wollney has served as a member of the board of directors of FG Merger III Corp. Since December 2010, Mr. Wollney has served as the President, Chief Executive Officer and as a Director of Atlas Financial Holdings, Inc., a specialty commercial insurance holding company. From July 2009 until December 2010, Mr. Wollney was President and Chief Executive Officer of Kingsway America Inc. (“KAI”), a property and casualty holding company and subsidiary of Kingsway Financial Services Inc. From May 2008 to March 2009, he was the President and Chief Executive Officer of Lincoln General Insurance Company (a subsidiary of KAI), a property and casualty insurance company. Mr. Wollney co-founded Avalon Risk Management, Inc., an insurance broker, in 1998, and served as its President, from 2002 to 2008. Mr. Wollney has more than 30 years of experience in property and casualty insurance. During his tenure in the industry, Mr. Wollney has held executive positions at both insurance companies, as well as brokerage operations. Mr. Wollney is an MBA graduate of Northwestern University’s Kellogg School of Management with a concentration in finance and management strategy and holds a Bachelor of Arts degree from the University of Illinois. We believe Mr. Wollney’s qualifications to serve on our Board of Directors include his direct operating experience with respect to numerous disciplines which are critical to the insurance business.

EXECUTIVE OFFICERS

Set forth below is certain information regarding the executive officers of the Company. The age and business experience of each executive officer is reported as of December 31, 2024. All officers serve at the discretion of our Board of Directors.

D. Kyle Cerminara, age 47, was appointed Chief Executive Officer on February 29, 2024. For additional information on Mr. Cerminara’s background and experience, see the section titled “Board of Directors.”

Mark D. Roberson, age 59, was appointed Chief Financial Officer on February 29, 2024. Mr. Roberson served as the Chief Executive Officer of FGH from April 2020 until the closing of the merger with the Company, and served as Executive Vice President, Chief Financial Officer and Treasurer of FGH from November 2018 to April 2020. Mr. Roberson brings an extensive background in executive leadership, operations, corporate finance, SEC reporting, treasury, and mergers and acquisitions. Mr. Roberson has also served as Chief Executive Officer of Strong Global Entertainment, Inc. (“SGE”) (NYSE American: SGE), a majority owned subsidiary of the Company, since November 2021. He previously served as Chief Operations Officer of Chanticleer Holdings, Inc., a Nasdaq-listed restaurant operating company, from May 2015 to November 2018, and as Chief Executive Officer of PokerTek, Inc., a then-Nasdaq-listed gaming technology company, from February 2010 to October 2014 (having served as Acting Chief Executive Officer from May 2009 until February 2010). He also served as Chief Financial Officer and Treasurer of PokerTek, Inc. from October 2007 until October 2014. Mr. Roberson previously held positions of increasing responsibility at Curtiss-Wright, Inc., a NYSE-listed aerospace and defense contractor, Krispy Kreme Doughnut Corporation, a then-NYSE-listed fast-casual restaurant franchisor and operator, and LifeStyle Furnishings International, a $2 billion private equity backed furniture manufacturer. Mr. Roberson is a Certified Public Accountant who started his career with Ernst & Young and PricewaterhouseCoopers. He earned an MBA from Wake Forest University, a B.S. in Accounting from UNC-Greensboro and a B.S. in Economics from Southern Methodist University. He served on the Board of Directors of CynergisTek, Inc. (NYSE American: CTEK), a cybersecurity and information management consulting firm, from May 2016 to September 2022, where he chaired the Audit Committee.

Todd R. Major, age 52, has been our Chief Accounting Officer since September 2024. He previously served as the Chief Financial Officer, Secretary and Treasurer of SGE from November 2021 to September 2024. Mr. Major previously served as FGH’s Chief Financial Officer, Secretary and Treasurer from April 2020 to February 2024 and Senior Vice President, Finance from April 2019 to April 2020. He served as Senior Director, Financial and SEC Reporting of Bojangles, Inc., a then Nasdaq-listed restaurant operating company and franchisor, from March 2015 to April 2019, as Director, Financial Reporting of Premier, Inc. (Nasdaq: PINC), a healthcare performance improvement company, from September 2014 to February 2015, and as Senior Director, Financial Reporting of Horizon Lines, Inc., a then NYSE-traded transportation and logistics company from November 2006 to September 2014. From June 2003 to November 2006, Mr. Major previously held positions of increasing responsibility at Nabi Biopharmaceuticals, Inc., a then Nasdaq-listed biopharmaceutical company engaged in the development and commercialization of proprietary products. Mr. Major is a Certified Public Accountant and earned an MBA from Queens University of Charlotte and a B.A. in Accounting from Flagler College.

Larry G. Swets, Jr., age 50, has led the Company’s merchant banking business since February 2024. Mr. Swets served as our Chief Executive Officer from November 2020 to February 2024, after serving as our interim Chief Executive Officer from June 2020 to November 2020, through a consulting agreement with Itasca Financial LLC. Mr. Swets also served as a member of our Board of Directors from November 2013 to February 2024, and served as our Chairman from March 2017 to May 2018. Mr. Swets has over 25 years of experience within financial services encompassing both non-executive and executive roles. Mr. Swets founded Itasca Financial LLC, an advisory and investment firm, in 2005 and has served as its managing member since inception. Mr. Swets is the founder and has served as President of Itasca Golf Managers, Inc., a management services and advisory firm focused on the real estate and hospitality industries since August 2018.

Mr. Swets has served as a member of the board of directors of GreenFirst Forest Products Inc. (TSXV: GFP), a public company focused on investments in the forest products industry since June 2016, FG Group Holdings Inc. (NYSE American: FGH) (formerly Ballantyne Strong, Inc.) since October 2021, and Ascension Illinois Foundation since March 2018, and was a member of the Board of Directors of Unbounded Media Corporation from June 2019 to September 2023. Since September 2024, Mr. Swets also serves as a director and Executive Chair of Saltire Capital Ltd. (TSX:SLT.U) (formerly known as FG Acquisition Corp. (TSX:FGAA.U) (“FGAC”), which was a Canadian special purpose acquisition company (“SPAC”) that acquired Strong/MDI Screen Systems Inc. in September 2024) and, since October 2023, has served as Chief Executive Officer of FG Merger II Corp. (NASDAQ: FGMC) (“FGMC”), a SPAC that has completed its initial public offering and is focused on searching for a target company in the financial services sector, Since November 2023, Mr. Swets has served as Chief Executive Officer of FG Merger III Corp., a special purpose acquisition company in the process of completing its initial public offering.

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

Board Meetings

During the year ended December 31, 2024, the Board of Directors held 16 meetings. In 2024, no director attended fewer than 75% of the total number of (i) meetings held by the Board of Directors during the period for which he or she was a director and (ii) meetings held by all committees of the Board of Directors on which he or she served (during the period that the director served). Independent members of our Board of Directors also meet in executive session without management present.

Board Leadership Structure

Mr. Cerminara serves as Chairman of the Board of Directors and is the Company’s chief executive officer and principal executive officer.

The Chairman of the Board typically presides at all meetings of the Board. The Chairman’s role also includes providing feedback on the direction and performance of the Company, setting the agenda of meetings of the Board of Directors and leading the Board of Directors in anticipating and responding to changes in our business.

Our Board of Directors has not established a policy on whether the same person should serve as both the principal executive officer of the Company and the Chairman of the Board or, if the roles are separate, whether the Chairman should be selected from the non-employee directors or should be an employee. Our Board believes that it should have the flexibility to periodically determine the leadership structure that it believes is best for the Company. Given the specific characteristics and circumstances of the Company, the Board believes that its current leadership structure will enhance and facilitate the implementation of the Company’s business strategy. Mr. Cerminara is the Company’s largest stockholder, which, together with his affiliates, holds 29.1% of the voting and economic interest in the Company as of April 21, 2025. As such, Mr. Cerminara may be deemed to be the Company’s primarily controlling stockholder. At this time, it is the Board of Directors’ view that a primarily controlling stockholder who is active in the business, as is currently the case, should hold both the roles of Chief Executive Officer and Chairman, setting the tone of the organization, having the ultimate responsibility for all of the Company’s operating and strategic functions, and providing unified leadership and direction to the Board of Directors and the Company’s executive management. Further, the Board of Directors believes that Mr. Cerminara, as the Chief Executive Officer and Chairman, is in the best position to be aware of major issues facing the Company on a day-to-day basis, and is in the best position to identify key risks and developments facing the Company to be brought to the attention of the Board of Directors.

The Board has not appointed a lead independent director at this time. Currently, the Board consists of seven directors, six of whom are independent. All independent directors serve on one or more committees of the Board, are able to closely monitor the activities of the Company and meet in executive sessions without management present to discuss the Company’s business strategy and operations. Given the active involvement of all of the independent directors in the Company’s matters, the Board has determined that a lead independent director is not necessary at this time. Additionally, because the Company’s Chairman is appointed annually by the Company’s non-management directors, such directors are able to evaluate the leadership and performance of the Chairman each year.

Risk Oversight

Our Board is actively involved in oversight of risks that could affect the Company. This oversight is conducted primarily through the three standing committees of the Board, as disclosed in the descriptions of each of the committees herein, and in the charters of each of the committees, but the full Board has retained responsibility for overall supervision of risk management efforts as they relate to the key business risks we face. Management identifies, assesses and manages the risks most critical to our operations and routinely advises our Board regarding those matters. Areas of material risk may include operational, financial, legal and regulatory, human capital, information technology and security, and strategic and reputational risks. Our Board satisfies its oversight responsibility through full reports by each committee chair regarding the applicable committee’s considerations and actions, as well as through regular reports directly from members of management responsible for oversight of particular risks within the Company. The Audit Committee considers and discusses financial risk exposures. The Compensation and Management Resources Committee assesses and monitors whether any of the Company’s compensation policies and programs have the potential to encourage excessive risk-taking. The Nominating and Corporate Governance Committee monitors the effectiveness of the Company’s corporate governance policies and the selection of prospective board members and their qualifications. In addition, Mr. Govignon, as the chair of the Nominating and Corporate Governance Committee, takes an active role in corporate governance matters. The Board believes that the leadership structure described above facilitates the Board’s oversight of risks because it allows the Board, working through its committees, to participate actively in the oversight of management actions. The Board believes that its role in risk oversight does not affect the Board’s leadership structure.

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

Insider Trading Policy, including Hedging and Pledging Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules, and regulations. In furtherance of this commitment, the Company has adopted an Insider Trading Policy (the “Insider Trading Policy”) governing the purchase, sale, and other transactions involving our securities by directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq listing standards.

Our Insider Trading Policy prohibits all directors and employees, including the NEOs, from trading in any puts, calls, covered calls, or other derivative products involving any Company securities. Additionally, our policy prohibits these individuals from engaging in any hedging transactions with respect to any Company securities, which includes the purchase of certain instruments (including “cashless collars,” forward sales contracts, equity swaps or any other similar instruments) designed to hedge, monetize, or offset any decrease in the market value of such securities. The policy also prohibits our employees and directors from pledging, or using as collateral, Company securities to secure personal loans or obligations, which includes a prohibition against holding shares of Company stock in a margin account.

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

Board Committees and Committee Member Independence

Our Board of Directors has established an Audit Committee, a Compensation and Management Resources Committee, and a Nominating and Corporate Governance Committee. Our Board of Directors utilizes the Nasdaq rules and independence standards in determining whether its members are independent. For 2024, the composition of each committee is outlined in the table and footnote below:

	Audit Committee	Compensation and Management Resources Committee	Nominating and Corporate Governance Committee
Scott D. Wollney	C	X
Robert J. Roschman	X
Rita Hayes	X	X
Richard E. Govignon, Jr.			C
Michael C. Mitchell		C	X
Ndamukong Suh			X

C	– Indicates committee chair.

The following is a summary of the respective responsibilities of the Audit Committee, the Compensation and Management Resources Committee, and the Nominating and Corporate Governance Committee. The Board of Directors has approved and adopted a written charter for each of the committees listed, copies of which are posted on the Company’s website at www.fundamentalglobal.com, under the heading “Governance Documents.” The Board of Directors may also establish from time to time any other committees that it deems necessary or desirable. Members serve on these committees until their resignation or until otherwise determined by the Board of Directors.

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

Audit committee members must meet the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the independence requirements of the Nasdaq listing standards and all other applicable rules and regulations. Each member of the Audit Committee is independent and satisfies the applicable requirements for Audit Committee membership under Rule 10A-3 under the Exchange Act and the Nasdaq rules. The Board of Directors has determined that Mr. Wollney is the “audit committee financial expert,” as that term is defined in SEC regulations. The Audit Committee held seven meetings during the year ended December 31, 2024.

Compensation and Management Resources Committee

The primary purpose of the Compensation and Management Resources Committee, (the “Compensation Committee”) is to assist the Board of Directors in discharging its responsibilities with respect to compensation of the Company’s executive officers and subsidiary presidents and to provide recommendations to the Board in connection with directors’ compensation. The Compensation Committee’s primary duties and responsibilities are to:

●	Develop guidelines for and determine the compensation and performance of the executive officers of the Company (in the case of the Chief Executive Officer’s compensation, without the Chief Executive Officer being present).

●	Recommend to the Board incentive and equity-based plans and administer such plans, oversee compliance with the requirements under the Nasdaq listing standards that stockholders of the Company approve equity incentive plans (with limited exceptions under such standards), and approve grants of equity and equity-based awards.

●	Review any recommendations from the Chief Executive Officer with respect to compensation for the other executive officers, including benefits and perquisites, incentive compensation plans and equity-based plans for recommendation to the Board.

●	Oversee risks relating to the Company’s compensation policies, practices and procedures.

●	Review and discuss with management the proxy disclosures regarding executive compensation required to be included in the Company’s proxy statement and periodic reports with the SEC, each in accordance with applicable rules and regulations of the SEC and other authority.

●	Evaluate the results of the stockholder advisory vote on executive compensation when held.

●	Review director compensation levels and practices, and recommend, from time to time, changes in such compensation levels and practices to the Board with equity ownership by directors in the Company encouraged.

The Compensation Committee receives input and recommendations from the Company’s executive officers (except with respect to such executive officer’s own compensation) but is not bound by such recommendations. These recommendations are generally based on each executive officer’s individual performance as well as his knowledge of each executive officer’s job responsibilities, seniority, expected contributions and his understanding of the competitive market for such executives. Each Compensation Committee member is independent and satisfies the applicable requirements for Compensation Committee membership under the Nasdaq rules and is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act. The Compensation Committee held three meetings during the year ended December 31, 2024.

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

Each Nominating Committee member is independent under the Nasdaq rules. The Nominating Committee did not hold any meetings during the year ended December 31, 2024.

Although the Nominating Committee has not formulated any specific minimum qualifications that the committee believes must be met by a director-nominee that the committee recommends to the Board, the factors it will take into account will include judgement, skill, experiences with businesses and other organizations of comparable size and scope, the interplay of the candidate’s experience with the experience of other directors, and the extent to which the candidate would be a desirable addition to the Board of Directors and any committees of the Board. The Nominating Committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees and may also seek referrals from other members of the Board, management, stockholders and other sources. Evaluations of candidates generally involve a review of background materials, internal discussions and interviews with selected candidates, as appropriate. Upon selection of a qualified candidate, the Nominating Committee recommends the candidate for consideration by the full Board.

The Nominating Committee will consider recommendations for directorships submitted by stockholders. Stockholders wishing to propose director candidates for consideration by the Nominating Committee may do so by writing to the Corporate Secretary of the Company and providing the information concerning the nominee and his or her proponent(s) as required by the Company’s By-Laws. The By-Laws set forth further requirements for stockholders wishing to nominate director candidates for consideration at a stockholders’ meeting including, among other things, that a stockholder must give timely written notice of such a nomination to the Corporate Secretary of the Company. Candidates recommended by stockholders will be evaluated by the Nominating Committee on the same basis as all other candidates.

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

Delinquent Section 16(a) Reports

Under Section 16(a) of the Exchange Act, our executive officers, directors, and persons who own greater than 10% of our common stock (the “Section 16 Reporting Persons”) of the Company must file a Form 4 reporting the acquisition or disposition of the Company’s equity securities with the SEC no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an executive officer, director, or greater-than-10% stockholder. Based solely on our review of the copies of such reports and representations that no other reports were required, we believe that all Section 16 filing requirements applicable to our Section 16 Reporting Persons were timely complied with during 2024.

ITEM 11. EXECUTIVE COMPENSATION

Effective February 29, 2024 in connection with the Company’s merger with FGH, the Board appointed Mr. Cerminara as Chief Executive Officer and Mr. Roberson as Chief Financial Officer. Mr. Swets and Mr. Baqar resigned as President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively. Messrs. Swets and Baqar remain with the combined company, leading the merchant banking and SPAC businesses. Effective September 30, 2024, in connection with the merger of the Company and SGE, its majority owned subsidiary, the Board appointed Mr. Major as Chief Accounting Officer.

Our named executive officers for the fiscal year ended December 31, 2024 include Mr Cerminara, our Chief Executive Officer, Mr. Roberson, our Chief Financial Officer, and Mr Swets, our Head of Merchant Banking and former Chief Executive Officer, and Mr. Baqar, our former Executive Vice President and Chief Financial Officer.

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

Summary Compensation Table

The following table summarizes the compensation for our named executive officers for the years shown.

Name and Principal Position	Year	Salary ($)	Bonus ($)(5)	Stock Awards ($)(5)	All Other Compensation ($)	Total ($)
D. Kyle Cerminara(1)	2024	-	-	458,500	175,000	633,500
Chief Executive Officer	2023	-	-	364,000	175,000	539,000
Mark D. Roberson(2)	2024	333,333	40,000	-	9,550	382,883
Chief Financial Officer
Larry G. Swets, Jr.(3)	2024	550,000	-	-	43,015	593,015
Head of Merchant Banking and Former President & Chief Executive Officer	2023	550,000	-	1,400,000	24,081	1,974,081
Hassan R Baqar(4)	2024	–	-	458,500	480,000	938,500
Former Executive Vice President and Chief Financial Officer	2023	–	-	364,000	480,000	844,000

(1)	Mr. Cerminara was appointed as the Company’s Chief Executive Officer on February 29, 2024. Mr. Cerminara does not receive employee compensation but instead continues to be compensated for his services as a director. All other compensation for 2024 and 2023 includes compensation earned under the Company’s director compensation program.
(2)	Mr. Roberson was appointed as the Company’s Chief Financial Officer on February 29, 2024, with an annual salary of $400,000. All other compensation for Mr. Roberson represents amounts paid by the Company for 401(k) matching contributions and other ancillary insurance benefits provided to Mr. Roberson.
(3)	Mr. Swets served as Chief Executive Officer until February 29, 2024 and currently serves as the head of the Company’s Merchant Banking business. All other compensation for Mr. Swets represents amounts paid by the Company for 401(k) matching contributions, ESPP matching contributions, and other ancillary insurance benefits provided to Mr. Swets.
(4)	Mr. Baqar has served as a consultant to the Company since February 2019, through Sequoia Financial LLC (“Sequoia”), an advisory firm for which Mr. Baqar is managing member. Mr. Baqar served as the Company’s Chief Financial Officer through February 29, 2024 and continues to be compensated for services provided to the Company’s merchant banking business.
(5)	On January 3, 2024, the Company approved 14,000 restricted stock units to be granted to Messrs. Cerminara and Baqar, subject to vesting terms. On the date of the grant, the units had a fair market value of $458,500. Mr. Roberson was awarded a bonus upon the completion of the Company’s merger with SGE. Effective February 17, 2023, the Company approved 5,200 restricted stock units to be granted to each of Mr. Swets and Mr. Baqar, based upon 2022 performance, subject to vesting terms. On the date of the grant, the units had a fair market value of $364,000. Pursuant to the Swets Agreement (as defined below), on February 17, 2023 the Company granted 14,800 RSUs with a grant date fair value of $1,036,000.

Executive Officer Appointments and Employment Agreements

Effective February 29, 2024, in connection with the Company’s merger with FGH, the Board appointed Mr. Cerminara as Chief Executive Officer and Mr. Roberson as Chief Financial Officer. Effective September 30, 2024, in connection with the merger of the Company and SGE, its majority owned subsidiary, the Board appointed Mr. Major as Chief Accounting Officer.

As of the date of this filing, Mr. Cerminara does not have an employment agreement with the Company and does not receive employee compensation. Mr. Cerminara continues to be compensated for his services as a director in lieu of compensation as an employee.

Mr. Roberson has an employment agreement with FGH as well as with SGE. Those agreements, which are summarized below, continue in effect as of the date of this filing.

Mr. Roberson and FGH entered into an employment agreement as of November 6, 2018, which provided for an annual base salary of $125,000, subject to annual review and adjustment, and eligibility for performance-based compensation in the form of an annual bonus targeted at $150,000, subject to the achievement of performance metrics and other criteria as determined by the Compensation Committee, payable partly in cash and partly through equity awards as determined by the Compensation Committee. Mr. Roberson is also eligible to participate in the Company’s 401(k), medical, dental and vision plans and certain other benefits available generally to employees of the Company. The employment agreement also contained customary non-competition and non-solicitation covenants. Mr. Roberson and the Company entered into an amended and restated employment agreement on May 18, 2023, reducing his annual base salary to $125,000 (subject to increase from time to time as determined by the Board), and an annual bonus target of 60% of his base salary for a given year. The amended and restated employment agreement contains a perpetual confidentiality covenant, a one-year noncompete covenant, a one-year customer and employee non-solicitation covenant, and a company intellectual property assignment. If Mr. Roberson’s employment is terminated by the Company without Cause (as defined in the amended and restated employment agreement), Mr. Roberson will be entitled to severance equal to one year of his base salary payable over a period of twelve months following the termination date in accordance with the Company’s regular payroll practices and, if Mr. Roberson timely and properly elects continuation health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will pay Mr. Roberson’s COBRA premiums for a period of twelve months following the termination date.

SGE, which merged into the Company on September 30, 2024, had previously entered into an employment and compensation arrangement with Mr. Roberson, effective as of May 18, 2023, the consummation of SGE’s initial public offering, that included base salaries and bonus arrangements. During the employment term, Mr. Roberson is also entitled to receive any other benefits which are provided to SGE’s other full-time employees in accordance with SGE’s policies and practices. The material provisions of the employment agreement are discussed below.

Mr. Roberson’s employment agreement with SGE provides for an annual base salary of $275,000, subject to annual review and adjustment, and he is eligible for performance-based compensation in the form of an annual bonus targeted at 75% of base salary, payable in a combination of cash and equity, as determined by SGE’s Compensation Committee. The bonus will be subject to the achievement of performance metrics and other criteria as determined by SGE’s Compensation Committee. Mr. Roberson is also eligible to participate in SGE’s 401(k), medical, dental and vision plans and certain other benefits available generally to employees of SGE. The employment agreement also contains customary non-competition and non-solicitation covenants. In the event Mr. Roberson is terminated without cause (as defined in Mr. Roberson’s employment agreement), and provided he enters into a general release in favor of the Company and related parties, he will be entitled to severance equal to one year of his base salary and twelve (12) months of COBRA premiums.

In connection with Mr. Swets’ appointment as CEO, the Company entered into an executive employment agreement with Mr. Swets, dated and effective as of November 10, 2020 (the “Swets Agreement”). The Swets Agreement has a three-year term and is subject to automatic three-year renewals, unless either party provides 60 days’ prior written notice of his or its intention, as applicable, not to renew such term. Under the Swets Agreement, Mr. Swets is entitled to an annual base salary of $550,000 until such time as the Board determines future compensation based on Swets’ performance or other merit-based criteria. Mr. Swets continues to be compensated under the Swets Agreement for services provided to the Company’s merchant banking business.

Cash Bonuses

On July 12, 2024, the compensation committee of the SGE board of directors approved cash bonuses in the amount of $40,000 to Mr. Roberson for extra time and effort given by him in connection with the successful completion of the merger of the Company and SGE.

Share Bonuses

Effective January 3, 2024, the Company approved a grant of 14,000 RSUs to each of Messrs. Cerminara and Baqar, based upon 2023 performance, subject to vesting terms. On the date of the grants, the units had a fair market value of $458,500.

Effective February 17, 2023, the Company approved a grant of 5,200 RSUs to each of Messrs. Swets and Baqar, based upon 2022 performance, subject to vesting terms. On the date of the grants, the units had a fair market value of $364,000.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table shows the number of outstanding stock option awards that are held by our named executive officers as of December 31, 2024.

			Option awards
Name	Number of shares of common stock underlying unexercised options (#) exercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
D. Kyle Cerminara	2,000		–	$117.50	01/26/2028
	1,200		–	$72.25	06/06/2029
Larry G. Swets, Jr.	5,200	(1)	–	$84.50	01/11/2031
Mark D. Roberson	1,600		–	$56.25	12/04/2028
	1,200		–	$72.25	06/06/2029
	640		160	$40.00	10/09/2030

(1)	The option vests with respect to 20% of the total number of shares covered thereby on each of the first five anniversaries of the grant date, which was January 12, 2021, if Mr. Swets remains in the Company’s continuous service through each applicable vesting date, and the Company’s book value per share has increased by 15% from the previous year.

On January 18, 2021, the Company entered into the “Letter Agreement with Mr. Swets,” pursuant to which the Company clarified its intention to grant an additional 14,800 stock options, restricted shares or restricted stock units pursuant to a future award subject to the approval of an amended and/or new equity plan, among other conditions.

The following table shows the number of outstanding RSU awards that are held by our named executive officers as of December 31, 2024. The RSUs will be settled in shares of our common stock on a one-for-one basis as soon as practicable following the applicable vesting date.

	RSU awards
Name	Number of Shares or Units That Have Not Yet Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(*)
D. Kyle Cerminara	70	(1)	$1,526
	232	(2)	$5,058
	760	(3)	$16,568
	1,734	(4)	$37,801
	1,177	(5)	$25,659
	1,000	(6)	$21,800
Larry G. Swets, Jr.	1,734	(4)	$37,801
Mark D. Roberson	2,134	(7)	$46,521
	1,200	(8)	$26,160

* Based on the closing stock price of the Company’s common stock of $21.80 on December 31, 2024, the last trading day of the 2024 fiscal year.

(1)	The RSUs vest on August 12, 2025.
(2)	The RSUs vest in equal annual installments on December 17, 2025 and December 17, 2026.
(3)	The RSUs vest in equal annual installments on August 19, 2025, August 19, 2026, and August 19, 2027.
(4)	The RSUs vested on February 17, 2025.
(5)	The RSUs vest in equal annual installments on November 13, 2025, November 13, 2026, November 13, 2027, and November 13, 2028.
(6)	The RSUs vest on May 21, 2025.
(7)	One half of the RSUs vested on April 3, 2025 and the remaining will vest on April 3, 2026.
(8)	The RSUs vest in equal annual installments on May 18, 2025 and May 18, 2026.

Retirement Benefits

The Company sponsors a defined contribution 401(k) plan (the “FGH Plan”) for all eligible employees. Pursuant to the provisions of the FGH Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation.

The Company matches the contributions of certain of its employees to the Company’s 401(k) Plan. Matching contributions equal 100% of the first 3% of pay and 50% of the next 2% of pay to the extent such contributions are not in excess of the Internal Revenue Code limits on contributions to Section 401(k) plans. Under the 401(k) Plan, the Company may make additional matching contributions or other profit-sharing contributions at its discretion. There were no discretionary contributions in 2023 or 2024.

On March 24, 2023, the Board approved an employee share purchase plan (“ESPP Plan”) whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company’s common shares in the open market. The Company matches 100% of the employee’s contribution amount after twelve months of employment.

Potential Payments Upon Termination or Change in Control

The Employment Agreement between the Company and Mr. Swets provides for payments by the Company in connection with a termination of employment. In the event Mr. Swets is terminated by the Company without cause, then the Company will pay Mr. Swets 24 months of base salary in effect at the time of the termination or the original base salary set forth in the Employment Agreement, whichever is greater, payable by the Company over a 24-month period in accordance with the Company’s normal payroll practices. If Mr. Swets is terminated for cause or voluntarily resigns, he will not be entitled to any severance under the Employment Agreement. For purposes of his employment agreements, “cause” will exist if Mr. Swets (i) acts dishonestly or engages in willful misconduct, (ii) breaches his fiduciary duties, (iii) intentionally fails to perform duties assigned to him, (iv) is convicted or enters a plea of guilty or nolo contendere with respect to any felony crime involving dishonesty or moral turpitude, and/or (v) breaches his obligations under the employment agreement. Furthermore, “cause” will exist under Mr. Swets’ employment agreement if he refuses to follow the written direction of the Board, unless such directions are, in the reasonable written opinion of legal counsel, illegal or in violation of applicable law.

The Employment Agreements with Mr. Roberson provides for the following payments by the Company in connection with a termination of employment. If Mr. Roberson’s employment is terminated by the Company without Cause (as defined in the amended and restated employment agreement), Mr. Roberson will be entitled to severance equal to one year of his base salary payable over a period of twelve months following the termination date in accordance with the Company’s regular payroll practices and, if Mr. Roberson timely and properly elects continuation health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will pay Mr. Roberson’s COBRA premiums for a period of twelve months following the termination date.

Equity Incentive Plans

As of December 31, 2024, the Company had equity grants outstanding under each of its 2021, 2018 and 2014 Plans. Each of the plans contain certain provisions concerning the vesting and termination of equity awards granted under the plans upon a termination of employment or upon a change in control. The Company’s award agreements entered into under each plan also contain provisions concerning the vesting and termination of the RSUs granted thereunder.

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

Director Compensation

Under our director compensation program, we provide compensation to our non-employee directors. Directors who are employees of the Company receive compensation for their service as either a director or as an employee, but not both. The director compensation program in effect as of July 27, 2021 was adopted to remain competitive in attracting and retaining qualified board members and to better align director compensation to other public companies of comparable size to the Company.

The terms of the program are as follows:

●	Annual Retainer to each Director	$50,000
●	Additional retainer for Chairman of the Board	$75,000
●	Additional retainer for Chairman of the Audit Committee	$15,000
●	Additional retainer for Chairman of the Compensation Committee	$15,000
●	Each of the members of the Audit, Compensation, and Nominating Committees (excluding the Chairman of each of those committees)	$2,000
●	Annual grant of restricted stock units to each Director	$50,000
●	Each non-employee director will receive reimbursement of reasonable out-of-pocket expenses for attending board and committee meetings.

During 2024, the retainers for service on the Board of Directors have been paid in shares of commons stock.

The following table sets forth information with respect to compensation earned by each of our non-employee directors for the year ended December 31, 2024. Mr. Swets, who served as a director through February 29, 2024, did not receive any compensation for his service as a director, as he concurrently served as Chief Executive Officer of the Company. For more information, see “Executive Compensation—Summary Compensation Table.”

Non-Employee Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
D. Kyle Cerminara(3)	-	-	-
Rita Hayes	10,000	103,834	113,834
Richard E. Govignon, Jr.	-	104,500	104,500
Michael C. Mitchell (4)	10,000	97,500	107,500
E. Gray Payne (5)	-	10,332	10,332
Robert J. Roschman (4)	-	93,333	93,333
Ndamukong Suh (4)	-	93,333	93,333
Scott D. Wollney	10,000	117,500	127,500

1.	For 2024, directors were paid their respective retainers in stock. Ms. Hayes and Messrs. Mitchell and Wollney were appointed as members of a special committee of the Board of Directors to review and approve the Company’s merger with SGE. Each member of the special committee was paid a cash retainer of $10,000. Directors are reimbursed for travel and other reasonable out-of-pocket expenses related to their attendance at Board or committee meetings, or for other travel on behalf of the Company. These expenses have not been included in the table above.
2.	Each director received Stock Awards in lieu of cash to satisfy the retainer fees. Also includes the annual grant of RSUs with a value of $50,000, which were issued during 2025.
3.	Mr. Cerminara serves as both the Company’s Chief Executive Officer and the Chairman of the Board of the Directors. The compensation earned by Mr. Cerminara for his service as a board member is included in the Summary Compensation Table for our named executive officers.
4.	Messrs. Mitchell, Roschman and Suh were appointed to serve as directors on February 29, 2024.
5.	General Payne served as a director through February 29, 2024.

The aggregate numbers of restricted stock unit awards outstanding for each director as of December 31, 2024 were as follows:

●	Mr. Cerminara	3,971 RSUs
●	Ms. Hayes	2,238 RSUs
●	Mr. Govignon	2,110 RSUs
●	Mr. Mitchell	0 RSUs
●	Mr. Roschman	0 RSUs
●	Mr. Suh	0 RSUs
●	Mr. Wollney	2,238 RSUs

The annual restricted stock unit awards to directors for the 2024 calendar year were issued subsequent to December 31, 2024. Therefore, they were not outstanding as of December 31, 2024 and are not included in the table above.

Practices for the Timing of Awards as They Relate to the Disclosure of Material Non-Public Information

We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards. Although we do not have a formal policy with respect to the timing of our equity award grants, the Company has historically granted such awards on a predetermined annual schedule. In fiscal 2024, we did not grant new awards of stock options to our NEOs during the time period outlined in Item 402(x) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of April 21, 2025, by:

●	Each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;
●	Each of our directors and named executive officers; and

●	All of our current directors and executive officers as a group.

The number and percentages of shares beneficially owned are based on 1,272,320 common shares outstanding as of April 21, 2025. Information with respect to beneficial ownership has been furnished by each director, executive officer and beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and requires that such persons have voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying warrants, options held by each such person that are exercisable within 60 days of April 21, 2025 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated below, the address for each beneficial owner is c/o Fundamental Global Inc., 108 Gateway Blvd., Suite 204, Mooresville, NC 28117.

	Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage of Shares
5% Beneficial Owners
Fundamental Global GP, LLC(1)	329,965	25.9%
108 Gateway Blvd., Suite 204, Mooresville, NC 28117
Named Executive Officers and Directors
D. Kyle Cerminara, Chief Executive Officer, Chairman of the Board (1) (2)	370,804	29.1%
Larry G. Swets, Jr. Head of Merchant Banking (3)	25,030	2.0%
Mark D. Roberson, Chief Financial Officer (4)	13,178	1.0%
Todd R. Major, Chief Accounting Officer (5)	5,019	*
Michael C. Mitchell, Director (6)	12,884	1.0%
Ndamukong Suh, Director (7)	5,891	*
Robert J. Roschman, Director (8)	8,427	*
Rita Hayes, Director (9)	2,767	*
Scott D. Wollney, Director (10)	3,223	*
Richard E. Govignon, Jr., Director (11)	3,534	*
Current Executive Officers and Directors as a Group (10 individuals) (12)	450,757	35.2%

(1) Fundamental Global GP, LLC (referred to herein as “FGG”) shares voting and dispositive power with respect to 329,965 shares of common stock. Mr. Cerminara is Chief Executive Officer of FGG. Due to his positions with FGG and affiliated entities, Mr. Cerminara may be deemed to be beneficial owner of the shares of the Company’s common stock disclosed as directly owned by FGG. The business address for Mr. Cerminara is 108 Gateway Blvd., Suite 204, Mooresville, North Carolina 28117.

(2) Includes 36,719 shares of common stock directly owned by Mr. Cerminara, 302 shares held in Mr. Cerminara’s 401(k) plan, 618 shares held by Mr. Cerminara’s wife and children, and 3,200 shares purchasable pursuant to stock options exercisable within 60 days of April 21, 2025. Also includes 329,965 shares of common stock beneficially owned by FGG, which, with its affiliates, is the largest stockholder of the Company. Mr. Cerminara, as Chief Executive Officer, Co-Founder and Partner of FGG, is deemed to have shared voting and dispositive power over the shares beneficially owned by FGG. Mr. Cerminara disclaims beneficial ownership of the shares beneficially owned by FGG.

(3) Includes shares of common stock directly owned by Mr. Swets.

(4) Includes 9,738 shares of common stock directly owned by Mr. Roberson and 3,440 shares purchasable pursuant to stock options exercisable within 60 days of April 21, 2025.

(5) Includes 4,699 shares of common stock directly owned by Mr. Major and 320 shares purchasable pursuant to stock options exercisable within 60 days of April 21, 2025.

(6) Includes shares of common stock directly owned by Mr. Mitchell.

(7) Includes shares of common stock directly owned by Mr. Suh.

(8) Includes shares of common stock directly owned by Mr. Roschman.

(9) Includes shares of common stock directly owned by Ms. Hayes.

(10) Includes shares of common stock directly owned by Mr. Wollney.

(11) Includes shares of common stock directly owned by Mr. Govignon.

(12) Includes 112,912 shares directly owned by all current directors and executive officers as a group, 302 shares held in Mr. Cerminara’s 401(k) plan, 618 shares held by Mr. Cerminara’s wife and children, 6,960 shares purchasable pursuant to stock options exercisable within 60 days of April 21, 2025, and 329,965 shares beneficially owned by FGG.

Equity Compensation Plans

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

It is the responsibility of the Audit Committee or, on a case-by-case basis, another Board committee constituted solely by independent directors, to review and oversee proposed transactions with “related persons” as defined in Item 404(a) of the SEC’s Regulation S-K. These include transactions and series of similar transactions to which we were a party or will be a party, in which:

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

Below is a summary of our related party transactions between January 1, 2023 and April 21, 2025.

FG Special Situations Fund

The Company participated as a limited partner in the FG Special Situations Fund (the “Fund”). The general partner of the Fund, and the investment advisor of the Fund, was ultimately controlled by Mr. Cerminara. Portions of the Company’s investment into the Fund were used to sponsor the launch of SPACs affiliated with certain of our officers and directors.

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

FG Merchant Partners

FG Merchant Partners, LP (“FGMP”) was formed to co-sponsor newly formed SPACs and other merchant banking clients with their founders or partners. Certain of our directors and officers also hold limited partner interests in FGMP. Mr. Swets holds a limited partner interest through Itasca Financial LLC, an advisory and investment firm for which Mr. Swets is managing member. Mr. Cerminara also holds a limited partner interest through Fundamental Global, LLC (“FG LLC”), a holding company for which Mr. Cerminara is the manager and one of the members.

FGMP has invested in the founder shares and warrants of Aldel Financial Inc., FG Merger Corp, FG Acquisition Corp, Aldel Financial II Inc., FG Communities, Inc. (“FGC”) and Craveworthy LLC (“Craveworthy”). Certain of our directors and officers are affiliated with these entities.

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

Craveworthy

On March 16, 2023, the Company invested $200,000 in a senior unsecured note issued by Craveworthy. Mr. Swets has an indirect interest in Craveworthy, independent from the interests held by the Company through its ownership in FGMP.

Saltire

In the ordinary course of business, one of the Company’s wholly owned subsidiaries, Strong Technical Services, Inc. (“STS”), purchases certain of the products it sells its customers from Strong/MDI Screen Systems, Inc. (“Strong/MDI”), which is a wholly owned subsidiary of Saltire Holdings, Ltd. (“Saltire”). Mr. Swets serves as the Executive Chair and is a member of the Board of Directors of Saltire. Messrs. Cerminara and Govignon serve as members of the Board of Directors of Saltire.

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

Director Independence

The Board has determined that six of its members were considered “independent directors” during 2024, as defined under the applicable rules of Nasdaq and the SEC. The six independent directors that served the board were Richard E. Govignon, Jr., Rita Hayes, E. Michael C. Mitchell, Robert J. Roschman, Ndamukong Suh, and Scott D. Wollney. In making its determination of independence, the Board of Directors considered questionnaires completed by directors and any relationships and transactions between the Company and all entities with which the directors are involved. Nasdaq’s listing rules require that the Board of Directors be comprised of a majority of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On April 1, 2024, the Company appointed Haskell & White LLP (“Haskell & White”) as its new independent registered public accounting firm, effective immediately. BDO USA, LLP (“BDO”) served as the Company’s independent registered public accounting firm from 2012 through 2023.

Haskell & White served as the independent registered public accounting firm for FGH from April 2019 through the merger with the Company. The merger was accounted for as a reverse acquisition. As a result, FGF was identified as the acquiree for accounting purposes and FGH was identified as the acquirer for accounting purposes.

Aggregate fees for professional services rendered to FGH by Haskell & White for the year ended December 31, 2023 totalled $552,500. Fees incurred by FGH during the year ended December 31, 2023 included services provided to SGE, a consolidated subsidiary of FGH.

Our Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. Fees for all services provided by Haskell & White for the year ended December 31, 2024 and BDO for the year ended December 31, 2023 were pre-approved by the Audit Committee.

The following table sets forth the aggregate fees for professional services rendered by Haskell & White for the year ended December 31, 2024 and by BDO for the year ended December 31, 2023:

	Year ended December 31,
	2024	2023
Audit fees(1)	$528,000	$350,881
Audit-related fees(2)	28,900	—
Tax fees	—	—
All other fees	—	—
Total	$556,900	$350,881

1.	Includes professional fees billed for the audits of our annual financial statements and the review of our interim condensed financial statements, including the reimbursement of expenses incurred related to our audit. Also includes professional services normally provided in connection with statutory and regulatory filings or engagements.
2.	Includes fees for services that generally only the independent registered public accounting firm can be reasonably expected to provide, including consents, and review of registration statements filed with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Index

Exhibit No.	Description
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

FUNDAMENTAL GLOBAL INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUNDAMENTAL GLOBAL INC.

Date:	April 30, 2025	By:	/s/ Mark D. Roberson
		Name:	Mark D. Roberson
		Title:	Chief Financial Officer (Principal Financial Officer)

