Form 10-Q
period 2025-03-31
Fundamental Global Inc.
filed 2025-05-14
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock as of May 5, 2025 was 1,272,320.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fundamental Global Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2025	December 31,
	(unaudited)	2024

ASSETS
Cash and cash equivalents	$5,669	$7,794
Accounts receivable (net of credit allowances of $74 and $74)	3,675	3,384
Inventories, net	2,085	1,432
Equity holdings, at fair value (cost basis of $8,968 and $8,716, respectively)	4,720	5,763
Other equity holdings and other holdings	47,300	54,310
Property, plant and equipment, net	2,681	2,781
Operating lease right-of-use assets	152	201
Finance lease right-of-use assets	1,032	1,105
Assets of discontinued operations	31,961	31,626
Other assets	1,034	1,073
Total assets	$100,309	$109,469

LIABILITIES
Accounts payable and accrued expenses	$5,725	$5,704
Deferred revenue and customer deposits	1,314	857
Operating lease liabilities	183	236
Finance lease liabilities	1,061	1,136
Short-term debt	1,940	2,068
Long-term debt, net of debt issuance costs	234	301
Deferred income taxes	2,270	2,412
Liabilities of discontinued operations	23,289	22,436
Other liabilities	140	122
Total liabilities	36,156	35,272

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par and liquidation value, 1,000,000 shares authorized; 894,580 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	22,365	22,365
Common stock, $0.001 par value; 4,000,000 shares authorized; 1,271,619 and 1,267,904 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	29	29
Additional paid-in capital	51,099	50,924
Accumulated deficit	(10,431)	(229)
Accumulated other comprehensive income	1,091	1,108
Total stockholders’ equity	64,153	74,197
Total liabilities and stockholders’ equity	$100,309	$109,469

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Net loss on equity holdings and other holdings	$(6,419)	$(3,399)
Net product sales	3,516	4,637
Net services revenue	3,295	3,242
Total revenue	392	4,480

Expenses:
Costs of products	3,104	3,902
Costs of services	2,613	2,366
Selling expense	268	287
General and administrative expenses	3,257	3,260
Loss on impairment and disposal of assets	-	1,476
Total expenses	9,242	11,291
Loss from operations	(8,850)	(6,811)
Other income (expense):
Interest expense, net	(33)	(142)
Foreign currency transaction gain	-	1
Bargain purchase on acquisition and other income, net	18	1,859
Total other (expense) income, net	(15)	1,718
Loss from continuing operations before income taxes	(8,865)	(5,093)
Income tax benefit	68	17
Net loss from continuing operations	(8,797)	(5,076)
Net (loss) income from discontinued operations (Note 4)	(958)	631
Net loss	(9,755)	(4,445)
Net loss attributable to non-controlling interest	-	(17)
Dividends declared on Series A Preferred Shares	(447)	(69)
Net loss attributable to common shareholders	$(10,202)	$(4,497)

Basic and diluted net loss per common share:
Continuing operations	$(7.28)	$(7.65)
Discontinued operations	(0.75)	0.94
Total	$(8.03)	$(6.71)

Weighted average common shares outstanding:
Basic and diluted	1,270	670

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net loss	$(9,755)	$(4,445)
Adjustment to postretirement benefit obligation	(29)	-
Unrealized currency translation loss of equity method holdings	(59)	-
Currency translation adjustment:
Unrealized net change arising during period	71	(493)
Total other comprehensive loss	(17)	(493)
Comprehensive loss	$(9,772)	$(4,938)

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-In Capital	Accumlated Deficit	Comprehensive Loss	Stockholders’ Equity

Balance at December 31, 2024	895	$22,365	1,268	$29	$50,924	$(229)	$1,108	$74,197
Net loss	-	-	-	-	-	(9,755)	-	(9,755)
Vesting of restricted stock	-	-	4	-	-	-	-	-
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(447)	-	(447)
Net other comprehensive income	-	-	-	-	-	-	(17)	(17)
Stock-based compensation	-	-	-	-	175	-	-	175
Balance at March 31, 2025	895	$22,365	1,272	$29	$51,099	$(10,431)	$1,091	$64,153

	Preferred Stock		Common Stock		Additional	Retained Earnings		Accumulated Other	Total Fundamental Global	Non-	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-In Capital	(Accumulated Deficit)	Treasury Stock	Comprehensive Loss	Stockholders’ Equity	controlling Interest	Stockholders’ Equity

Balance at December 31, 2023	-	$-	900	$225	$55,856	$2,336	$(18,586)	$(4,682)	$35,149	$1,858	$37,007
Retirement of treasury stock	-	-	(112)	-	(18,586)	-	18,586	-	-	-	-
Exchange of FGH common stock	-	-	(789)	(225)	225	-	-	-	-	-	-
FGF preferred and common stock outstanding at merger date	895	22,365	458	11	15,576	-	-	-	37,952	-	37,952
Retirement of FGF common stock held by FGH prior to merger	-	-	(111)	(3)	(3,692)	-	-	-	(3,695)	-	(3,695)
Issuance of common stock in connection with merger	-	-	787	20	-	-	-	-	20	-	20
Non-controlling interest allocation	-	-	-	-	(17)	-	-	-	(17)	17	-
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(69)	-	-	(69)	-	(69)
Net loss	-	-	-	-	-	(4,428)	-	-	(4,428)	(17)	(4,445)
Net other comprehensive loss	-	-	-	-	-	-	-	(437)	(437)	(56)	(493)
Stock-based compensation	-	-	-	-	327	-	-	-	327	-	327
Balance at March 31, 2024	895	$22,365	1,133	$28	$49,689	$(2,161)	$-	$(5,119)	$64,802	$1,802	$66,604

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss from continuing operations	$(8,797)	$(5,076)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net unrealized holding loss on equity holdings	1,472	2,706
Loss from equity method holdings	5,765	844
Adjustment to gain acquisition of ICS assets	-	(23)
Net realized gain on sale of equity holdings	(770)	(134)
Provision for doubtful accounts	25	6
(Benefit from) provision for obsolete inventory	(16)	14
Provision for warranty	4	3
Depreciation and amortization	188	267
Amortization and accretion of operating leases	47	99
Impairment of property and equipment	-	1,423
Gain on merger of FGF and FGH (Note 4)	-	(1,831)
Deferred income taxes	(151)	(6)
Stock compensation expense	175	327
Changes in operating assets and liabilities:
Other assets	39	176
Accounts receivable	(18)	(69)
Inventories	(638)	(464)
Current income taxes	83	(10)
Accounts payable and accrued expenses	(32)	(150)
Deferred revenue and customer deposits	516	737
Operating lease obligations	(51)	(50)
Net cash used in operating activities from continuing operations	(2,159)	(1,211)
Net cash (used in) provided by operating activities from discontinued operations	(764)	181
Net cash used in operating activities	(2,923)	(1,030)

Cash flows from investing activities:
Capital expenditures	(14)	(17)
Proceeds from sales of equity securities	1,810	353
Purchases of equity securities	(277)	-
Cash acquired in Merger of FGF and FGH	-	1,903
Net cash provided by investing activities from continuing operations	1,519	2,239
Net cash used in investing activities from discontinued operations	-	(5)
Net cash provided by investing activities	1,519	2,234

Cash flows from financing activities:
Payment of dividends on preferred shares	(447)	(447)
Principal payments on short-term debt	(131)	(85)
Principal payments on long-term debt	(68)	(111)
Payments on finance lease obligations	(74)	(65)
Net cash used in financing activities from continuing operations	(720)	(708)
Net cash provided by financing activities from discontinued operations	-	74
Net cash used in financing activities	(720)	(634)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	(1)	-
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	-	(5)
Net (decrease) increase in cash and cash equivalents from continuing operations	(1,361)	320
Net (decrease) increase in cash and cash equivalents from discontinued operations	(764)	245
Net (decrease) increase in cash and cash equivalents	(2,125)	565

Cash and cash equivalents at beginning of period	7,794	6,644
Cash and cash equivalents at end of period	$5,669	$7,209

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Nature of Business

Fundamental Global Inc. (“FG”, “FGF”, the “Company”, “we”, or “us”) is a holding company that focuses on allocating capital to our business operations including our managed services and merchant banking business and related real estate and equity holdings.

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

On May 30, 2024, the Company and Strong Global Entertainment, an operating company in which we held approximately 76% of the Class A common shares, entered into a definitive arrangement agreement and plan of arrangement to combine the companies in an all-stock transaction (the “Arrangement”). Upon completion of the Arrangement, the stockholders of Strong Global Entertainment received 1.5 common shares of the Company for each share of Strong Global Entertainment. The transaction closed on September 30, 2024. Following the closing, Strong Global Entertainment ceased to exist, and its common shares were delisted from NYSE American LLC (“NYSE American”) and deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”). As the Company was the majority shareholder of Strong Global Entertainment, the financial results of Strong Global Entertainment are presented on a consolidated basis in the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”).

Business Segments

We currently have two operating business segments, merchant banking and managed services.

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

Managed Services

Our wholly-owned subsidiary and managed services business, Strong Technical Services. Inc. (“STS”), is a leader in the entertainment industry providing mission critical products and services to cinema exhibitors and entertainment venues for over 90 years. STS provides comprehensive managed service offerings including remote network operating center support, on-site field service, content delivery, installation and other services designed to support cinema and entertainment operators.

Other

The Company owned and operated its Digital Ignition technology incubator and co-working facility in Alpharetta, Georgia. During the first quarter of 2024, the Company’s board authorized the sale of Digital Ignition and, on April 16, 2024, the Company completed the sale of the Digital Ignition building and wholly owned subsidiary for proceeds of $6.5 million. In April 2024, the Company received approximately $1.3 million in cash, after payment of closing costs and repayment of debt at closing. In connection with the sale of the land and building, the Company recorded a non-cash impairment charge of approximately $1.4 million during the first quarter of 2024 to adjust the carrying value of the assets to the fair market value less costs to sell.

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

The Company previously operated Strong Studios, Inc. (“Strong Studios”) and Strong/MDI. Those business units were sold in 2024 and are no longer part of the Company’s consolidated operations in 2025.

These discontinued business units are more fully described in Note 4.

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

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America (also referred to as “GAAP”) for annual reporting purposes or those made in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

In addition, the current and historical financial results of Strong Studios and Strong/MDI are presented as discontinued operations and are excluded from results from continuing operations in the accompanying condensed consolidated financial statements.

The condensed consolidated balance sheet as of December 31, 2024, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods. Certain prior period balances have been reclassified to conform to current period presentation. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

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

Our business and the businesses of our equity holdings are subject to general political and economic risks, including the adverse impact of changes to international trade and tariff policies, which we are closely monitoring. The uncertainty as to the extent and duration of additional tariffs that have or may be imposed could impact estimates we have made, including those for credit losses and valuation of our equity securities and other holdings.

Consolidation Policies

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

The condensed consolidated financial statements include the accounts of the Company and entities in which it is required to consolidate under either the Variable Interest Entity (“VIE”) or Voting Interest Entity (“VOE”) models. Both models require the reporting entity to identify whether it has a controlling financial interest in a legal entity and is therefore required to consolidate the legal entity. Under the VOE model, a reporting entity with ownership of a majority of the voting interest of a legal entity is generally considered to have a controlling financial interest. The VIE model was established for situations in which control may be demonstrated other than by the possession of voting rights in a legal entity and instead focuses on the power to direct the activities that most significantly impact the legal entity’s economic performance, as well as the rights to receive benefits and obligations to absorb losses that could potentially be significant to the legal entity.

The determination of whether a legal entity is consolidated under either model is reassessed where there is a substantive change in the governing documents or contractual arrangements of the entity, to the capital structure of the entity or in the activities of the entity. Management continuously reassesses whether it should consolidate under either model.

The Company’s risk of loss associated with its non-consolidated VIEs is limited. As of March 31, 2025, the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs was $4.9 million.

See Note 5 for further information regarding the Company’s holdings.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include holdings in equity securities and other holdings, cash, accounts receivable and deposits with reinsured companies. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of March 31, 2025, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits. The Company sells its products to a large number of customers in many different geographic regions. To minimize credit risk related to accounts receivable, management performs ongoing credit evaluations of its customers’ financial condition.

The Company’s top ten customers accounted for approximately 61% and 65% of consolidated products and services revenues during the three months ended March 31, 2025 and 2024, respectively. Trade accounts receivable from these customers represented approximately 58% of net consolidated trade receivables at March 31, 2025. One of the Company’s customers accounted for more than 10% of both its consolidated products and services net revenues during the three months ended March 31, 2025 and its net consolidated trade accounts receivables as of March 31, 2025. While management believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products and offers its services.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of March 31, 2025 or December 31, 2024.

Current Expected Credit Loss

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. In the first quarter of 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, as amended, Financial Instruments – Credit Losses (“ASU 2016-13”), which requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The Company determines the allowance for credit losses based on several factors, including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the allowance level and bad debt expense to be adjusted accordingly. The Company updates the model each quarter and adjusts the balance accordingly. The accounts receivable balances on the condensed consolidated balance sheets are net of an allowance for expected credit losses of $0.1 million as of both March 31, 2025 and December 31, 2024. Past due accounts are written off when our efforts have been unsuccessful in collecting amounts due.

In the first quarter of 2023, the Company allocated $200,000 into a promissory note. The promissory note is carried at amortized cost on the Company’s condensed consolidated balance sheet under the caption “other equity securities and other holdings.” Due to the promissory note being held at amortized cost, it falls into the scope of ASU 2016-13. Due to immateriality, the Company does not have a current expected credit allowance against the promissory note.

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of March 31, 2025.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which adds required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (“CODM”) evaluates segment expenses and operating results. The new standard also allows disclosure of multiple measures of segment profitability, if those measures are used to allocate resources and assess performance. The amendments are effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this accounting standard update did not have a material impact on our condensed consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. ASU 2024-03 also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of ASU 2024-03 can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the consolidated financial statements. While early adoption is permitted, the Company does not plan to adopt ASU 2024-03 early. ASU 2024-03 will likely result in additional disclosures being included in the Company’s financial statements once adopted. The Company is currently evaluating the provisions of ASU 2024-03.

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

Per ASC 805, the acquirer measures the identifiable assets acquired and the liabilities assumed at their acquisition-date fair values. Management completed its preliminary assessment of the fair value of identifiable tangible and intangible assets acquired, as well as the liabilities assumed during the quarter ended March 31, 2024 and determined the fair value of the FGF assets and liabilities as of February 29, 2024 was approximately $17.4 million.

In a reverse acquisition, generally the legal acquirer (accounting acquiree) issues consideration in the transaction. As such, the fair value of the consideration transferred is determined based on the number of equity interests the accounting acquirer (legal acquiree) would have had to issue to the owners of the legal acquirer (accounting acquiree) in order to provide the same ratio of ownership of equity interests in the combined entity as a result of the reverse acquisition. Management determined total consideration was $15.6 million, which resulted in a bargain purchase gain of $1.8 million, which was recorded during the quarter ended March 31, 2024 and is included within bargain purchase on acquisition and other (expense) income, net on the condensed consolidated statement of operations.

During the fourth quarter of 2024, management finalized the fair value of the FGF assets and liabilities as of February 29, 2024 and determined the fair value was approximately $17.9 million, which resulted in the recognition of an additional $0.5 million of bargain purchase gain that was recorded in the quarter ended December 31, 2024.

The table below represents the pro forma consolidated income statement as if FGF had been included in the condensed consolidated results of the Company for the three months ended March 31, 2024. The revenue amount below excludes revenue generated by our discontinued operations.

(in thousands)
Revenue	$3,921
Net loss from continuing operations	$(7,073)

Note 4. Discontinued Operations

Strong/MDI

On May 3, 2024, Strong Global Entertainment entered into the Acquisition Agreement with FGAC, Strong/MDI, FGAC Investors LLC, and CG Investments VII Inc. On September 25, 2024, Strong Global Entertainment completed the transaction. As part of the closing, FGAC was renamed Saltire. Pursuant to the Acquisition Agreement, Strong Global Entertainment received the equivalent of approximately $29.5 million in cash and preferred and common shares of Saltire, consisting of: (i) cash consideration in an amount equal to 25% of the net proceeds of a concurrent private placement (or $0.8 million), (ii) the issuance of preferred shares with an initial preferred share redemption amount of $9.0 million, and (iii) the issuance of $19.7 million of Saltire common shares. In connection with the transaction, and after including the impact of the reclassification of approximately $5.4 million from accumulated other comprehensive income to realized loss on foreign exchange, the Company recorded a net gain on the sale of Strong/MDI of approximately $21.8 million during the third quarter of 2024. Upon completion of the transaction, Strong Global Entertainment held an ownership interest of approximately 37.3% in Saltire, which is 34.2% as of March 31, 2025.

Management evaluated the classification of Strong/MDI as a discontinued operation and determined Strong/MDI is a component of an entity and represented a discontinued operation. Accordingly, Strong/MDI has been included as part of discontinued operations for the three months ended March 31, 2024.

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

During the fourth quarter of 2024, the Board approved a plan to evaluate the potential sale of the Company’s reinsurance business. As a result, management evaluated the classification of its reinsurance business as a discontinued operation as of December 31, 2024 and determined the reinsurance business is a component of an entity and represented a discontinued operation. Accordingly, the reinsurance business has been included as part of discontinued operations for all periods presented.

On March 14, 2025, the Company entered into an agreement for the sale of the entire issued share capital of FG RE Corporate Member Limited and for the planned commutation of its Lloyds of London reinsurance treaties UHA 251 22, B1868HT2300259, and B1868HT2400259. The Company expects the transaction to close during the second quarter of 2025, at which time the Company will receive consideration of $5.6 million.

In April 2025, the Company entered into a non-binding letter of intent to sell the remaining reinsurance contracts. The Company and the buyer are negotiating definitive agreements related to the sale, which is expected to close in the second half of 2025.

During the fourth quarter of 2024, the Company recorded an impairment charge of approximately $2.1 million to adjust the carrying amount of the disposal group to its fair value less cost to sell. The Company adjusted the impairment charge in the first quarter of 2025 and recorded an additional impairment charge of $1.5 million.

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

As of December 31, 2023, the board of directors of Strong Global Entertainment approved the Company’s plan to exit its content business, including Strong Studios and Unbounded and authorized management to proceed with such plan. As a result, management evaluated the classification of Strong Studios as a discontinued operation as of December 31, 2023 and determined Strong Studios is a component of an entity and represented a discontinued operation. Accordingly, Strong Studios has been included as part of discontinued operations for all periods presented.

The assets and liabilities included as part of discontinued operations as of March 31, 2025 and December 31, 2024 related to the Company’s reinsurance business. The major classes of assets and liabilities are as follows (in thousands):

	March 31, 2025	December 31, 2024

Reinsurance balance receivable	$23,390	$22,976
Funds deposited with reinsured companies	8,571	8,650
Total assets of discontinued operations	$31,961	$31,626

Loss and loss adjustment expense reserves	$14,003	$13,283
Present value of future profits	9,286	9,153
Total liabilities of discontinued operations	$23,289	$22,436

The loss from discontinued operations during the three months ended March 31, 2025 related to the Company’s reinsurance business. The major line items constituting the net income (loss) from discontinued operations during the three months ended March 31, 2024 are as follows (in thousands):

	Three Months Ended March 31, 2024
	Strong/MDI	Reinsurance	Strong Studios	Total
Net product and services revenue	$3,387	$-	$-	$3,387
Net premiums earned	-	775	-	775
Total revenue	3,387	775	-	4,162
Cost of products and services revenues	2,036	-	95	2,131
Net losses and loss adjustment expenses	-	366	-	366
Amortization of deferred policy acquisition costs	-	284	-	284
Selling and administrative expenses	638	(38)	95	695
Total expenses	2,674	612	190	3,476
Income (loss) from operations	713	163	(190)	686
Other income (expense)	82	(2)	(2)	78
Income (loss) from discontinued operations before taxes	795	161	(192)	764
Income tax expense	(133)	-	-	(133)
Net income (loss) from discontinued operations	$662	$161	$(192)	$631

Note 5. Equity Holdings and Fair Value Disclosures

The Company held approximately $52.0 million and $60.1 million in holdings in equity securities and other holdings as of March 31, 2025 and December 31, 2024, respectively. The Company accounts for each of its equity holdings using either the fair value method, the equity method or the cost method as summarized below as of March 31, 2025 and December 31, 2024 (in thousands):

	As of March 31, 2025
			Equity Method
	Fair Value Method	Cost Method	FG Merchant Partners, LLC	FGAC Investors LLC	FG Merger Investors LLC	Aldel Investors II LLC	Strong Global Entertainment	GreenFirst Forest Products Holdings LLC	Total
Holdings in publicly traded companies:
GreenFirst Forest Products common shares	$3,832	$-	$-	$-	$-	$-	$-	$339	$4,171
Saltire common and preferred shares and warrants	-	-	74	323	-	-	24,665	-	25,062
iCoreConnect common shares and warrants	101	-	84	-	19	-	-	-	204
Oppfi warrants	349	-	-	-	-	-	-	-	349
Aldel II founder shares and warrants	-	-	1,016	-	-	1,293	-	-	2,309
FG Merger II founder shares	438	-	561	-	-	-	-	-	999
Holdings in privately held companies:
FG Communities common and preferred shares	-	2,250	2,041	-	-	-	-	-	4,291
Firefly preferred shares	-	12,898	-	-	-	-	-	-	12,898
Craveworthy common shares and note	-	200	1,456	-	-	-	-	-	1,656
Other	-	81	-	-	-	-	-	-	81
Total	$4,720	$15,429	$5,232	$323	$19	$1,293	$24,665	$339	$52,020

	As of December 31, 2024
			Equity Method
	Fair Value Method	Cost Method	FG Merchant Partners, LLC	FGAC Investors LLC	FG Merger Investors LLC	Aldel Investors II LLC	Strong Global Entertainment	GreenFirst Forest Products Holdings LLC	Total
Holdings in publicly traded companies:
GreenFirst Forest Products common shares	$5,339	$-	$-	$-	$-	$-	$-	$467	$5,806
Saltire common and preferred shares and warrants	-	-	969	4,334	-	-	27,227	-	32,530
iCoreConnect common shares and warrants	112	-	67	-	52	-	-	-	231
Oppfi warrants	312	-	-	-	-	-	-	-	312
Aldel II founder shares and warrants	-	-	997	-	-	1,270	-	-	2,267
Holdings in privately held companies:
FG Communities common and preferred shares	-	2,250	2,041	-	-	-	-	-	4,291
Firefly preferred shares	-	12,898	-	-	-	-	-	-	12,898
Craveworthy common shares and note	-	200	1,457	-	-	-	-	-	1,657
Other	-	81	-	-	-	-	-	-	81
Total	$5,763	$15,429	$5,531	$4,334	$52	$1,270	$27,227	$467	$60,073

Fair Value Method Holdings

The carrying value of fair value method holdings is determined based on the security’s trading price multiplied by the number of shares held. The following table summarizes the Company’s fair value method holdings as of March 31, 2025 and December 31, 2024 (in thousands):

As of March 31, 2025	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
GreenFirst common stock	$8,679	$-	$(4,847)	$3,832
FG Merger II founder shares	252	186	-	438
iCoreConnect common shares	8	93	-	101
OppFi common stock and warrants	29	320	-	349
Total fair value method holdings	$8,968	$599	$(4,487)	$4,720

As of December 31, 2024	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
GreenFirst common stock	$8,679	$-	$(3,340)	$5,339
iCoreConnect common shares	8	104	-	112
OppFi common stock and warrants	29	283	-	312
Total fair value method holdings	$8,716	$387	$(3,340)	$5,763

GreenFirst Forest Products Inc. (“GreenFirst”) is a publicly-traded Canadian company focused on environmentally sustainable forest management and lumber production. The Company holds shares of GreenFirst directly that are accounted for at fair value of $3.8 million based on observable quoted market prices. The Company also holds approximately $0.3 million of GreenFirst common shares through an equity method holding in GreenFirst Forest Products Holdings LLC (see Equity Method Holdings below).

FG Merger II Corp. (“FG Merger II”) is a blank check company incorporated in September 2023 and completed its initial public offering in January 2025. FG Merger II was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. The Company holds shares of FG Merger II directly that are accounted for at fair value of $0.4 million based on observable quoted market prices. The Company also holds approximately $0.6 million of FG Merger II shares through an equity method holding in FGMP (see Equity Method Holdings below).

iCoreConnect Inc. (“iCoreConnect”) is a cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise platform of applications and services. The Company holds shares of iCoreConnect directly that are accounted for at fair value of $0.1 million based on observable quoted market prices. The Company also holds approximately $0.1 million of iCoreConnect shares and warrants through an equity method holding in FGMP (see Equity Method Holdings below).

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

For the three months ended March 31, 2025, the Company recorded an equity method loss from FGMP of approximately $0.2 million. The Company made capital contributions of approximately $25,000 to FGMP during the three months ended March 31, 2025. Of the $5.2 million carrying value of our holding in FGMP at March 31, 2025, the Company may allocate up to approximately $14,000 to incentivize and compensate individuals and entities for the successful merger of SPACs launched under our platform.

The Company holds direct limited liability company interests in FGAC Investors LLC, which holds equity interests in (i) FG Acquisition Corp., (ii) FG Merger Investors LLC, which maintains holdings in iCoreConnect, and (iii) GreenFirst Forest Products Holdings, LLC, which holds equity securities in GreenFirst. Management determined that it has the ability to exercise significant influence over FGAC Investors LLC, FG Merger Investors LLC and GreenFirst Forest Products Holdings, LLC, and accounts for each of these holdings under the equity method of accounting.

For the three months ended March 31, 2025, the Company recorded an equity method loss on FG Merger Investors LLC of approximately $6,000. The Company recorded an equity method loss from GreenFirst Forest Products Holdings LLC of approximately $0.1 million for the three months ended March 31, 2025, and a loss of $4.1 million from FGAC Investors LLC for the three months ended March 31, 2025.

As of March 31, 2025, the Company held approximately 34.2% of the outstanding common shares of Saltire. During the three months ended March 31, 2025, the Company recorded an equity method loss on the shares of $1.5 million. Based on quoted market prices, the market value of the Company’s ownership in common shares of Saltire was $9.1 million at March 31, 2025, which increased to $17.5 million at May 6, 2025. The Company’s holdings in Saltire also include $6.5 million of preferred shares.

The summarized financial information presented below reflects the aggregated underlying financial information for our holdings accounted for under the equity method (in thousands):

As of March 31, 2025
Cash and cash equivalents	$1,688
Other current assets	8,367
Equity holdings	50,603
Other long-term assets	5,688
Total assets	$66,346

Current liabilities	$21,792
Long-term liabilities	4,105
Total liabilities	$25,897

Three Months Ended March 31, 2025

Net equity and other holdings income	$1,130
Other revenue	4,001
Net loss	(2,256)

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

Cost Method Holdings without Readily Determinable Fair Value

In addition to our equity method and fair value method holdings, other holdings which do not have a readily determinable fair value are accounted for at their cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions. When the Company observes an orderly transaction of an investee’s identical or similar equity securities, the Company adjusts the carrying value based on the observable price as of the transaction date. Any profit distributions the Company receives on these holdings are included in net holdings income. Management is not aware of any issuances of identical or similar equities during the three months ended March 31, 2025. As a result, the carrying value of holdings without readily determinable fair value did not change during the three months ended March 31, 2025.

The Company’s other holdings include a convertible promissory note and a senior unsecured promissory note.

On September 29, 2023, the Company invested $250,000 in a convertible promissory note with ThinkMarkets, of which $202,500 has been repaid through March 31, 2025. The promissory note has an interest rate of 15% annually, with interest payments due monthly, and matures on August 1, 2025. The Company evaluated the convertible promissory note’s settlement provisions and elected the fair value option to value this instrument. Under the fair value election, the convertible promissory note is measured initially and subsequently at fair value. As of March 31, 2025, the fair value was calculated to be $47,500.

On March 16, 2023, the Company invested $200,000 in a senior unsecured loan to Craveworthy. The loan had an interest rate of 13% and a maturity of March 15, 2024. The senior unsecured note was amended to a convertible bridge loan on October 17, 2023, and the maturity date was changed to October 16, 2024. In November 2024, the Company and Craveworthy extended the maturity date to April 16, 2025. The Company expects the maturity date will be extended again. The $200,000 principal and any interest accrued may be prepaid voluntarily by Craveworthy but is not required to be paid until the date of maturity. As of March 31, 2025, the entire principal amount of $200,000 as well as approximately $55,000 of accrued interest was outstanding.

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

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional appraisers could be incorrect;

●	the past operating performance and cash flows generated from the investee’s operations may not reflect their future performance; and

●	the estimated fair values for holdings for which observable market prices are not available are inherently imprecise.

The Company did not record an impairment on its holdings during the three months ended March 31, 2025.

Net holdings loss for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Realized gain on common stock holdings	$770	$134
Unrealized change in value on common stock holdings	(1,472)	(2,706)
Loss on equity method holdings	(5,765)	(844)
Other	48	17
Net holdings loss	$(6,419)	$(3,399)

Fair Value Measurements

The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. The FASB has issued guidance that defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market in an orderly transaction between market participants. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance categorizes assets and liabilities at fair value into one of three different levels depending on the observation of the inputs employed in the measurements, as follows:

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

Financial instruments measured, on a recurring basis, at fair value as of March 31, 2025 and December 31, 2024 in accordance with the guidance promulgated by the FASB are as follows (in thousands):

As of March 31, 2025	Level 1	Level 2	Level 3	Total
Oppfi warrants	$349	$–	$–	$349
FG Merger II founder shares	438	–	–	438
iCoreConnect common shares and warrants	101	–	–	101
GreenFirst common stock	3,832	–	–	3,832
	$4,720	$–	$–	$4,720

As of December 31, 2024
Oppfi warrants	$312	$–	$–	$312
iCoreConnect common shares and warrants	112	–	–	112
GreenFirst common stock	5,339			5,339
	$5,763	$–	$–	$5,763

The following table provides a rollforward of nonrecurring Level 3 fair value measurements for the three months ended March 31, 2025 (in thousands):

Assets:
Convertible notes
Balance, December 31, 2024	$248
Increase in fair value of convertible note	-
Repayments	-
Balance, March 31, 2025	$248

Note 6. Inventories

Inventories consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials and components	$-	$-
Work in process	3	-
Finished goods, net of reserve	2,082	1,432
	$2,085	$1,432

The inventory balances are net of reserves of approximately $0.4 million as of both March 31, 2025 and December 31, 2024. The inventory reserves are related to the Company’s finished goods inventory. A rollforward of the inventory reserve for the three months ended March 31, 2025, is as follows (in thousands):

Inventory reserve balance at December 31, 2024	$388
Inventory write-offs during 2025	-
Benefit from inventory reserve during 2025	(16)
Inventory reserve balance at March 31, 2025	$372

Note 7. Property, Plant and Equipment

Property, plant and equipment include the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$45	$45
Buildings and improvements	3,250	3,247
Machinery and other equipment	671	671
Office furniture and fixtures	332	332
Construction in progress	14	-
Total property, plant and equipment, cost	4,312	4,295
Less: accumulated depreciation	(1,631)	(1,514)
Property, plant and equipment, net	$2,681	$2,781

Depreciation expense approximated $0.1 million and $0.2 million during the three months ended March 31, 2025 and 2024, respectively.

Note 8. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of March 31, 2025 and December 31, 2024.

The Tax Cuts and Jobs Act provides for a territorial tax system, which began in 2018, and includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The GILTI provisions also allow for a high-tax exclusion if the effective tax rate of the tested income is greater than 18.9%. The Company has evaluated these regulations in determining the appropriate amount of the inclusion for its income tax provision. For the three months ended March 31, 2024, the Company estimated it would use the GILTI high-tax exclusion for purposes of its income tax provision. For the three months ended March 31, 2025, the Company is in a GILTI tested loss position.

The Tax Code requires U.S. shareholders to include its share of its Controlled Foreign Corporation’s (“CFC”) income from dividends, interest, rents, and various other types of income, called Subpart F Income. During the three months ended March 31, 2025, the Company incurred interest income from its foreign CFCs and is utilizing the high-tax exclusion for purposes of the provision for the three months ended March 31, 2025.

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

Note 9. Equity Incentive Plan Grants

On December 15, 2021, our shareholders approved the FG Financial Group, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to attract and retain directors, consultants, officers and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2021 Plan is administered by the Compensation and Management Resources Committee of the Board and has a term of ten years. The 2021 Plan awards may be in the form of stock options (which may be incentive stock options or nonqualified stock options), stock appreciation rights (“SARs”), restricted shares, RSUs, and other share-based awards. As of March 31, 2025, there were approximately 101,000 shares remaining available for future issuance.

In addition, on March 24, 2023, the Board approved an employee stock purchase plan (“FGF ESPP Plan”) whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company’s common shares in the open market. The Company matches 100% of the employee’s contribution amount after thirty days of employment.

Total stock-based compensation expense for the quarters ended March 31, 2025 and March 31, 2024 was approximately $0.2 million and $0.3 million, respectively. As of March 31, 2025, total unrecognized stock compensation expense of approximately $0.7 million remained, which will be recognized through December 2028. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2025:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2024	31,328	$49.42
Granted	-
Vested	(8,536)	57.33
Forfeited	(1,067)	49.00
Non-vested units, March 31, 2025	21,725	$46.34

Stock Options

The following table summarizes activity for stock options for the three months ended March 31, 2025:

Common Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2024	26,789	$79.78	5.9	$35.44	$–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Expired	(60)	51.83	–	31.00	–
Forfeited	(240)	51.83	–	31.00	–
Outstanding, March 31, 2025	26,490	$71.66	5.5	$35.49	$–
Exercisable, March 31, 2025	14,358	$77.47	4.3	$34.17	$–

The table above includes activity for stock options for FGH, FGF and Strong Global Entertainment.

Note 10. Related Party Transactions

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

Saltire

In the ordinary course of business, STS purchases certain of the products it sells its customers from Strong/MDI, which is a wholly owned subsidiary of Saltire. The Company’s consolidated balance sheet as of March 31, 2025 includes a $0.2 million payable to Strong/MDI, of which approximately $73,000 was settled during April 2025 and the remainder will be settled during the second quarter of 2025. Mr. Swets serves as the Executive Chair and is a member of the Board of Directors of Saltire. Mr. Cerminara and Richard Govignon, a member of the Company’s Board of Directors, serve as members of the Board of Directors of Saltire.

Shared Services Agreement

On March 31, 2020, the Company entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fundamental Global Management, LLC (“FGM”), an affiliate of FG LLC, pursuant to which FGM provides the Company with certain services related to the day-to-day management of the Company, including assisting with regulatory compliance, evaluating the Company’s financial and operational performance, providing a management team to supplement the executive officers of the Company, and such other services consistent with those customarily performed by executive officers and employees of a public company. In exchange for these services, the Company pays FGM a fee of $456,000 per quarter (the “Shared Services Fee”), plus reimbursement of expenses incurred by FGM in connection with the performance of the services, subject to certain limitations approved by the Board or Compensation and Management Resources Committee from time to time.

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

The Company paid $0.5 million to FGM under the Shared Services Agreement for each of the three months ended March 31, 2025 and 2024, respectively. This amount is included in General and administrative expenses on the consolidated statement of operations.

Note 11. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts).

	Three Months Ended March 31,
	2025	2024
Basic and diluted:
Net loss from continuing operations	$(8,797)	$(5,076)
Net loss attributable to non-controlling interest	-	17
Dividends declared on Series A Preferred Shares	(447)	(69)
Loss attributable to Fundamental Global common shareholders from continuing operations	$(9,244)	$(5,128)
Weighted average common shares outstanding	1,270	670
Loss per common share from continuing operations	$(7.28)	$(7.65)

The following potentially dilutive securities outstanding as of March 31, 2025 and 2024 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of March 31,
	2025	2024
Options to purchase common stock	26,490	31,470
Restricted stock units	21,725	41,490

Note 12. Debt

The Company’s short-term and long-term debt consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Short-term debt:
20-year installment loan	$1,914	$1,939
Revolving credit facility	-	-
Insurance debt	32	137
Total short-term debt	1,946	2,076
Less: deferred debt issuance costs, net	(6)	(8)
Total short-term debt, net of issuance costs	$1,940	$2,068

Long-term debt:
Tenant improvement loan	$79	$88
ICS promissory note	155	213
Total long-term debt, net of issuance costs	$234	$301

Installment Loan and Revolving Credit Facility

In January 2023, Strong/MDI and Canadian Imperial Bank of Commerce (“CIBC”) entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the prior credit agreement entered into in 2021. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the 20-year installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the 20-year installment loan at any time. The 2023 Credit Agreement is secured by a lien on the manufacturing facility in Quebec, Canada that is leased to Strong/MDI. The 2023 Credit Agreement requires our subsidiary in Canada to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. In connection with the IPO of Strong Global Entertainment, the 20-year installment note did not transfer to the Company. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the IPO of Strong Global Entertainment. Also on January 19, 2024, the Company and CIBC entered into a second amendment to the 2023 Credit Agreement. Pursuant to the amendment, the credit limit for the revolving line of credit was reduced to CDN$1.4 million. The 20-year installment note bears variable interest at 5.7% as of March 31, 2025. The Company was in compliance with its debt covenants as of March 31, 2025.

Tenant Improvement Loan

During the fourth quarter of 2021, the Company entered into a lease for a combined office and warehouse in Omaha, Nebraska. The Company incurred total costs of approximately $0.4 million to complete the build-out of the new combined office and warehouse facility. The landlord has agreed to fund approximately 50% of the build-out costs, and the Company is required to repay the portion funded by the landlord in equal monthly installments of approximately $3,600 through the end of the initial lease term in February 2027. The Company incurred approximately $0.4 million of total costs to build out the facility, of which approximately $0.2 million was funded by the landlord. The tenant improvement loan bears fixed interest of 5%.

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

Contractual Principal Payments

Contractual required principal payments on the Company’s long-term debt at March 31, 2025 are as follows (in thousands):

	Tenant Improvement Loan	ICS Promissory Note	Total
Remainder of 2025	$30	$155	$185
2026	42	-	42
2027	7	-	7
Total	$79	$155	$234

Note 13. Commitments and Contingencies

Legal Proceedings:

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

One of the Company’s subsidiaries is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition us. In our experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. The Company has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits.

On July 16, 2024, one of the Company’s subsidiaries received notice that it was named as a defendant, along with over 500 other companies, in a civil action filed for cost recovery and contributions related to the release and/or threatened release of hazardous substances from a facility known as the BKK Class 1 Landfill in Los Angeles County California from periods prior to 1987. The action alleges that FG Group LLC is a successor to Pichel Industries, Inc. (“Pichel Industries”) and that Pichel Industries contributed waste to the landfill. Management is in the early stages of evaluating the claim and determining the Company’s response.

One of the Company’s subsidiaries is named as a guarantor of the obligations of an entity that was previously sold. The Company has been notified that the primary obligor did not meet the obligations for which it is liable, and the third party has requested that the obligations be satisfied on behalf of the buyer under the guaranty. Management is evaluating any potential obligation and determining the Company’s response.

As of March 31, 2025, the Company has a loss contingency reserve of approximately $0.3 million, which represents our estimate of the potential losses related to the settlement of various open proceedings and claims. Management does not expect the resolution of these proceedings and claims to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Note 14. Leases

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

	Three Months Ended
Lease cost	March 31, 2025	March 31, 2024
Finance lease cost:
Amortization of right-of-use assets	$73	$69
Interest on lease liabilities	25	28
Operating lease cost	66	90
Net lease cost	$164	$187

	Three Months Ended
Other information	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$25	$28
Operating cash flows from operating leases	$56	$65
Financing cash flows from finance leases	$74	$65

As of March 31, 2025
Weighted-average remaining lease term - finance leases (years)	1.6
Weighted-average remaining lease term - operating leases (years)	1.6
Weighted-average discount rate - finance leases	9.4%
Weighted-average discount rate - operating leases	5.1%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of March 31, 2025 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$95	$543
2026	81	510
2027	14	112
Total lease payments	190	1,165
Less: Amount representing interest	(7)	(104)
Lease obligations	$183	$1,061

Note 15. Segment Reporting

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

The following tables present the financial information for each segment that is specifically identifiable or based on allocations using internal methodology for the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended March 31, 2025
	Merchant Banking	Managed Services	Other	Total
Net loss on equity holdings and other holdings	$(6,419)	$-	$-	$(6,419)
Product sales	-	3,516	-	3,516
Services revenue	128	3,057	110	3,295
Total revenue	(6,291)	6,573	110	392

Direct costs of products and services	-	2,942	-	2,942
Indirect employee related expenses	-	2,117	-	2,117
Travel, meals and automobile expenses	-	401	-	401
Sales and marketing	-	268	-	268
General and administrative	373	744	-	1,117
Depreciation and amortization	5	112	71	188
Other operating expenses	-	128	-	128
Interest expense, net	-	29	29	58
Segment (loss) income before taxes	(6,669)	(168)	10	(6,827)

Corporate and other non-segment operating expenses				2,063
Corporate depreciation and amortization				-
Interest income, net				(25)
Loss from continuing operations before taxes				$(8,865)

	Three Months Ended March 31, 2024
	Merchant Banking	Managed Services	Other	Total
Net loss on equity holdings and other holdings	$(3,399)	$-	$-	$(3,399)
Product sales	-	4,637	-	4,637
Services revenue	-	3,045	197	3,242
Total revenue	(3,399)	7,682	197	4,480

Direct costs of products and services	-	3,673	-	3,673
Indirect employee related expenses	-	1,974	-	1,974
Travel, meals and automobile expenses	-	429	-	429
Sales and marketing	-	293	-	293
General and administrative	212	684	225	1,121
Depreciation and amortization	-	103	162	265
Other operating expenses	-	196	-	196
Interest expense, net	-	34	97	131
Gain on purchase of ICS, net of acquisition costs	-	(23)	-	(23)
Loss on impairment and disposal of assets	-	-	1,476	1,476
Segment (loss) income before taxes	(3,611)	319	(1,763)	(5,055)

Corporate and other non-segment operating expenses				1,866
Corporate depreciation and amortization				2
Gain on merger of FGF and FGH				(1,831)
Other				1
Loss from continuing operations before taxes				$(5,093)

The following table presents the Company’s specifically identifiable assets for each of the Company’s segments as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Merchant Banking	Managed Services	Other	Total
Segment assets	$52,020	$10,886	$37,403	$100,309

	December 31, 2024
	Merchant Banking	Managed Services	Other	Total
Segment assets	$60,073	$11,298	$38,098	$109,469

The “other” segment assets includes $32.0 million and $31.6 million of assets held for sale as of March 31, 2025 and December 31, 2024, respectively, which are related to the Company’s reinsurance business that is expected to be sold during 2025.

The following tables disaggregate the Company’s product sales and services revenue by major source for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Managed Services	Merchant Banking	Other	Total	Managed Services	Merchant Banking	Other	Total
Screen system sales	$133	$-	$-	$133	$40	$-	$-	$40
Digital equipment sales	3,065	-	-	3,065	4,238	-	-	4,238
Extended warranty sales	44	-	-	44	58	-	-	58
Other product sales	274	-	-	274	301	-	-	301
Total product sales	3,516	-	-	3,516	4,637	-	-	4,637
Field maintenance and monitoring services	1,902	-	-	1,902	1,909	-	-	1,909
Installation services	932	-	-	932	936	-	-	936
Other service revenues	223	128	110	461	200	-	197	397
Total service revenues	3,057	128	110	3,295	3,045	-	197	3,242
Total	$6,573	$128	$110	$6,811	$7,682	$-	$197	$7,879

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Managed Services	Merchant Banking	Other	Total	Managed Services	Merchant Banking	Other	Total
Point in time	$5,046	$128	$-	$5,174	$6,085	$-	$2	$6,087
Over time	1,527	-	110	1,637	1,597	-	195	1,792
Total	$6,573	$128	$110	$6,811	$7,682	$-	$197	$7,879

At March 31, 2025, the unearned revenue amount associated with maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $0.5 million. The Company expects to recognize $0.4 million of unearned revenue amounts during the remainder of 2025, and immaterial amounts during 2026-2027.

The following table summarizes the Company’s products and services revenue by geographic area for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
United States	$6,541	$7,728
Canada	189	7
Europe	72	126
Asia	-	3
Other	9	15
Total	$6,811	$7,879

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report for the year ended December 31, 2024 on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025, and in subsequent filings with the SEC.

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

Management cautions that the forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, general conditions in the global economy; risks associated with operating in the merchant banking and managed services industries, including inadequately priced insured risks and credit risk; risks of being unable to close the sale of our reinsurance business in a reasonable time period or at all; risks of not being able to execute on our asset management strategy and potential loss of value of our holdings; risk of becoming an investment company; fluctuations in our short-term results as we implement our business strategies; risks of not being able to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; and potential conflicts of interest between us and our directors and executive officers.

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

Overview

Fundamental Global Inc. (“FG”, “FGF”, the “Company”, “we”, or “us”) is a holding company incorporated in the state of Nevada. On December 9, 2022, FG completed its reincorporation from a Delaware corporation to a Nevada corporation. Our Common Stock and Series A Preferred are currently listed on Nasdaq Stock Market LLC (the “Nasdaq”) under the symbols “FGF” and “FGFPP,” respectively.

On February 29, 2024, FGF and FG Group Holdings, Inc. (“FGH”) closed a plan of merger to combine the companies in an all-stock transaction (the “Merger”). In connection with the Merger, FGH common stockholders received one share of FGF common stock for each share of common stock of FGH held by such stockholder. Upon completion of the Merger, the combined company was renamed to Fundamental Global Inc., and the common stock and Series A cumulative preferred stock of the combined company continued to trade on the Nasdaq under the tickers “FGF” and “FGFPP,” respectively.

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

On May 30, 2024, the Company and Strong Global Entertainment, an operating company in which we held approximately 76% of the Class A common shares, entered into a definitive arrangement agreement and plan of arrangement to combine the companies in an all-stock transaction (the “Arrangement”). Upon completion of the Arrangement, the stockholders of Strong Global Entertainment received 1.5 common shares of the Company for each share of Strong Global Entertainment. The transaction closed on September 30, 2024. Following the closing, Strong Global Entertainment ceased to exist, and its common shares were delisted from NYSE American LLC (“NYSE American”) and deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”). As the Company was the majority shareholder of Strong Global Entertainment, the financial results of Strong Global Entertainment are presented on a consolidated basis in the Company’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Form 10-Q”).

As a result of the reverse merger of FGF and FGH, the consolidated financial statements for the periods prior to the merger represent the results of FGH, as the accounting acquirer. For periods subsequent to the merger, the consolidated financial statements represent the combined results of FGH and FGF. As a result, the three months ended March 31, 2024 presents three months of activity related to the FGH operations and one month of activity related to the FGF operations. Accordingly, the results of the current period and the prior period may not be directly comparable. In addition, Strong Studios, Strong/MDI and our reinsurance business are presented as discontinued operations in the accompanying consolidated financial statements.

We sold Strong Studios and Strong/MDI during 2024 and intend to sell our reinsurance operations in 2025. The results of those business units are presented as Discontinued Operations in the accompanying consolidated financial statements. Management’s discussion and analysis of financial condition and results of operations that follows reflects the continuing operations of the Company.

Results of Operations

As a result of the reverse merger of FGF and FGH, the condensed consolidated financial statements for the periods prior to the merger represent the results of FGH, as the accounting acquirer. For periods subsequent to the merger, the condensed consolidated financial statements represent the combined results of FGH and FGF. In addition, Strong Studios, Inc., the reinsurance business, and Strong/MDI are presented as discounted operations in the accompanying condensed consolidated financial statements.

We are closely monitoring U.S. trade policy developments with countries from which we and our customers source product and equipment. There is uncertainty as to the extent and duration of additional tariffs that have or may be imposed on imports from these countries. Additionally, certain of our U.S.-based suppliers source some of their components from these countries, which could result in higher procurement costs from U.S.-based suppliers. Our results of operations in future periods may be adversely impacted if we were unable to navigate the foreign regulatory environment.

Because of the reverse merger transaction, the first quarter of 2024 includes one month of revenue, expenses and cash flows from FGF whereas the first quarter of 2025 reflects three full months of consolidated operating activities. Accordingly, comparisons between periods may not be comparable.

Management’s discussion and analysis of financial condition and results of operations that follows reflects the continuing operations of the Company.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Net loss on equity securities and other holdings	$(6,419)	$(3,399)	$(3,020)	88.8%
Revenue from products and services	6,811	7,879	(1,068)	(13.6)%
Total revenue	392	4,480	(4,088)	(91.3)%
Expenses	9,242	11,291	(2,049)	(18.1)%
Loss from operations	(8,850)	(6,811)	(2,039)	29.9%
Bargain purchase on acquisition and other expense, net	(15)	1,718	(1,733)	(100.9)%
Net loss from continuing operations	(8,797)	(5,076)	(3,721)	73.3%

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Revenue

Total revenue during the three months ended March 31, 2025 decreased $4.1 million from the prior year as a result of a decrease in product sale revenues in our managed services business combined with higher non-cash equity method adjustments the current quarter.

Revenue from products and services, which primarily includes our managed services segment, decreased $1.1 million or 13.6% to $6.8 million during the three months ended March 31, 2025 from $7.9 million during the three months ended March 31, 2024. The decrease in revenue during the first quarter of 2025 was primarily related to lower product sales as we saw cinema customers delay projects partly due to a softer first quarter release schedule and box office, combined with a reaction to the overall macroeconomic uncertainties in early 2025. We saw order volumes and revenues trend upward as the quarter progressed and expect those trends to continue looking to the remainder of the year, however, we are monitoring the economic environment and customer order trends closely as the year progresses.

Losses on our equity holdings were higher during the first quarter of 2025 as compared to the prior year primarily as a result of declines in the market value of the common stock of Saltire and GreenFirst Forest Products. Our results of equity holdings are impacted by many factors including market volatility, which can be amplified in any given short term measurement period. The market value of Saltire, for example, recovered significantly following the quarterly reporting period.

Expenses

Total expenses decreased $2.1 million or 18.2% to $9.2 million for the three months ended March 31, 2025 from $11.3 million for the three months ended March 31, 2024. Expenses are comprised of cost of sales related to managed services, costs of the asset management business and selling, general and administrative expenses.

The decrease in total expenses during the first quarter of 2025 compared to the prior year is comprised of a $0.8 million reduction in costs of products sold as a result of lower revenue in the current year and a $1.5 million non-cash impairment related to the sale of the Digital Ignition building recognized in the prior year.

The increase in total expenses was primarily due to the addition of the FGF business operations as a result of the Merger in February 2024, which are not reflected in the prior year results and which added approximately $3.0 million in general and administrative expenses during 2025.

If FGF and FGH were presented on a combined basis for the first quarter of 2025 and 2024, total general and administrative expenses would have been $5.3 million in 2024 as compared with $3.3 million in 2025, decreasing due to the merger and cost reduction initiatives.

While significant cost reductions have been achieved as a result of the mergers and restructuring activities, management believes that general and administrative costs continue to be too high for the current scale of the company, particularly the compliance, legal, tax, audit and other costs of operating as a small public company. We are evaluating additional actions to further simplify our organization, reduce our general and administrative burden, and increase long term value creation.

Loss from Operations

Loss from operations increased $2.0 million or 29.9% to $8.8 million for the three months ended March 31, 2025 from $6.8 million during the three months ended March 31, 2024. The increase in the loss from operations was primarily due to lower gross profit from STS and higher non-cash losses on equity holdings, partially offset by the $1.5 million non-cash impairment related to the sale of the Digital Ignition building recognized in the prior year.

Net Loss from Continuing Operations

Net loss from continuing operations increased $3.8 million to $8.9 million for the three months ended March 31, 2025 from $5.1 million during the three months ended March 31, 2024. The increase in net loss from continuing operations was due to the increase in loss from operations in the first quarter of 2025 as well as a $1.8 million gain related to the FGF merger transaction that closed in the first quarter of 2024. Excluding the prior year gain, net loss from continuing operations increased $1.9 million with three months of FGF expenses in the current period as compared with one month in the prior year period due to timing of the reverse merger.

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

Other Holdings

Other holdings consist, in part, of equity holdings made in privately held companies accounted for under the equity method. As discussed further in Note 5 to the accompanying condensed consolidated financial statements, certain holdings held by our equity method investees are valued using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility and discount for lack of marketability of the underlying holding. Our investees estimate the volatility of these holdings based on the historical performance of various broad market indices blended with various peer companies which they consider as having similar characteristics to the underlying holding, as well as consideration of price and volatility of relevant publicly traded securities such as SPAC warrants. Our investees also consider the probability of a successful merger when valuing equity for SPACs that have not yet completed a business combination.

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

We defer costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We did not have any deferred contract costs as of March 31, 2025 or December 31, 2024.

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

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recently issued accounting pronouncements.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, proceeds from the sales of our equity holdings and credit facilities.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the three months ended March 31, 2025 and 2024 (in thousands).

	Three Months Ended March 31,
Summary of Cash Flows	2025	2024
Cash and cash equivalents – beginning of period	$7,794	$6,644

Net cash used in operating activities from continuing operations	(2,159)	(1,211)
Net cash provided by investing activities from continuing operations	1,519	2,239
Net cash used in financing activities from continuing operations	(720)	(708)
Effect of exchange rate changes on cash and cash equivalents	(1)	-
Net (decrease) increase in cash and cash equivalents from continuing operations	(1,361)	320
Net (decrease) increase in cash and cash equivalents from discontinued operations	(764)	245
Cash and cash equivalents – end of period	$5,669	$7,209

For the three months ended March 31, 2025, net cash used in operating activities from continuing operations was approximately $2.2 million, compared to $1.2 million for the three months ended March 31, 2024. Cash from operations decreased primarily due to lower operating earnings in our managed services division and increased working capital.

For the three months ended March 31, 2025, net cash provided by investing activities from continuing operations was approximately $1.5 million, compared to $2.2 million for the three months ended March 31, 2024. Cash provided by investing activities during the three months ended March 31, 2025 primarily included $1.5 million of a net inflow from the sale of equity holdings. Cash provided by investing activities during the three months ended March 31, 2024 included $1.9 million of an increase in cash as a result of the Merger of FGF and FGH and $0.4 million of proceeds from the sale of equity holdings.

For each of the three months ended March 31, 2025 and March 31, 2024, net cash used in financing activities from continuing operations was approximately $0.7 million. Cash used in financing activities during each of the three months ended March 31, 2025 and March 31, 2024 included $0.3 million of principal payments on debt and finance leases and $0.4 million of payments of dividends on our Series A Preferred Shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on our business or financial condition.

There have been no material changes to the risk factors previously disclosed in Part I, Item 3. “Legal Proceedings” to our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Articles of Incorporation of Fundamental Global Inc. (incorporated by reference to exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on December 9, 2022).
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation of Fundamental Global Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 29, 2024).
3.3	Certificate of Change of Fundamental Global Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2024).
3.4	Bylaws of Fundamental Global Inc. (incorporated by reference to exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on December 9, 2022).
10.1*†	Agreement between FG Reinsurance Holdings, LLC and ISMIE UK Limited dated March 14, 2025.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Fundamental Global Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Loss (unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited).
104	XBRL Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
†	Certain information in this exhibit has been redacted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNDAMENTAL GLOBAL INC.

Date: May 14, 2025	By:	/s/ D. Kyle Cerminara
D. Kyle Cerminara, Chief Executive Officer
(principal executive officer)

Date: May 14, 2025	By:	/s/ Mark D. Roberson
Mark D. Roberson, Chief Financial Officer
(principal financial officer)

Date: May 14, 2025	By:	/s/ Todd R. Major
Todd R. Major, Chief Accounting Officer
(principal accounting officer)

