Form 10-Q
period 2025-06-30
Fundamental Global Inc.
filed 2025-08-07
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36366

Fundamental Global Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-1119100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6408 Bannington Road, Charlotte, NC 28226

(Address of principal executive offices and zip code)

(704) 994-8279

(Registrant’s telephone number, including area code)

108 Gateway Blvd, Suite 204, Mooresville, NC 28117

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2025 was 1,328,554.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Fundamental Global Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2025	December 31,
	(unaudited)	2024
ASSETS
Cash and cash equivalents	$11,076	$7,794
Accounts receivable (net of credit allowances of $82 and $74)	4,521	3,384
Inventories, net	2,347	1,432
Equity holdings, at fair value (cost basis of $8,716 and $8,716, respectively)	4,666	5,763
Other equity holdings and other holdings	51,901	54,310
Property, plant and equipment, net	2,718	2,781
Operating lease right-of-use assets	222	201
Finance lease right-of-use assets	991	1,105
Assets of discontinued operations	13,518	31,626
Other assets	902	1,073
Total assets	$92,862	$109,469

LIABILITIES
Accounts payable and accrued expenses	$6,459	$5,704
Deferred revenue and customer deposits	1,087	857
Operating lease liabilities	251	236
Finance lease liabilities	1,018	1,136
Short-term debt	1,984	2,068
Long-term debt, net of debt issuance costs	203	301
Deferred income taxes	2,426	2,412
Liabilities of discontinued operations	9,954	22,436
Other liabilities	133	122
Total liabilities	23,515	35,272

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par and liquidation value, 1,000,000 shares authorized; 894,580 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	22,365	22,365
Common stock, $0.001 par value; 4,000,000 shares authorized; 1,284,637 and 1,267,904 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	29	29
Additional paid-in capital	51,034	50,924
Accumulated deficit	(5,406)	(229)
Accumulated other comprehensive income	1,325	1,108
Total stockholders’ equity	69,347	74,197
Total liabilities and stockholders’ equity	$92,862	$109,469

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Net income (loss) on equity holdings and other holdings	$6,240	$(4,011)	$(179)	$(7,411)
Net product sales	5,251	4,782	8,767	9,416
Net services revenue	3,828	3,516	7,123	6,870
Total revenue	15,319	4,287	15,711	8,875

Expenses:
Costs of products	4,271	3,973	7,375	7,874
Costs of services	2,793	2,624	5,406	5,099
Selling expense	348	369	617	658
General and administrative expenses	2,616	3,886	5,871	7,314
Loss on impairment and disposal of assets	5	-	5	1,475
Total expenses	10,033	10,852	19,274	22,420
Income (loss) from operations	5,286	(6,565)	(3,563)	(13,545)
Other income (expense):
Interest expense, net	(22)	(91)	(55)	(233)
Foreign currency transaction gain	2	(4)	2	(3)
Bargain purchase on acquisition and other (income) expense, net	(8)	(1)	10	1,858
Total other (expense) income, net	(28)	(96)	(43)	1,622
Income (loss) from continuing operations before income taxes	5,258	(6,661)	(3,606)	(11,923)
Income tax (expense) benefit	(210)	80	(143)	91
Net income (loss) from continuing operations	5,048	(6,581)	(3,749)	(11,832)
Net income (loss) from discontinued operations (Note 4)	424	656	(536)	1,460
Net income (loss)	5,472	(5,925)	(4,285)	(10,372)
Net loss attributable to non-controlling interest	-	(143)	-	(160)
Dividends declared on Series A Preferred Shares	(447)	(447)	(894)	(516)
Net income (loss) attributable to common shareholders	$5,025	$(6,229)	$(5,179)	$(10,728)

Basic and diluted net income (loss) per common share:
Continuing operations	$3.60	$(6.03)	$(3.64)	$(13.45)
Discontinued operations	0.33	0.57	(0.43)	1.61
Total	$3.93	$(5.46)	$(4.07)	$(11.84)

Weighted average common shares outstanding:
Basic and diluted	1,278	1,141	1,274	906

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss)	$5,472	$(5,925)	$(4,285)	$(10,372)
Adjustment to postretirement benefit obligation	-	(7)	(29)	(7)
Unrealized currency translation income of equity method holdings	81	-	22	-
Currency translation adjustment:
Unrealized net change arising during period	153	(166)	224	(659)
Total other comprehensive income (loss)	234	(173)	217	(666)
Comprehensive income (loss)	$5,706	$(6,098)	$(4,068)	$(11,038)

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity

Balance at December 31, 2024	895	$22,365	1,268	$29	$50,924	$(229)	$1,108	$74,197
Net loss	-	-	-	-	-	(9,755)	-	(9,755)
Vesting of restricted stock	-	-	4	-	-	-	-	-
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(447)	-	(447)
Net other comprehensive loss	-	-	-	-	-	-	(17)	(17)
Stock-based compensation	-	-	-	-	175	-	-	175
Balance at March 31, 2025	895	22,365	1,272	29	51,099	(10,431)	1,091	64,153
Net income	-	-	-	-	-	5,472	-	5,472
Vesting of restricted stock and payment of withholding taxes	-	-	13	-	(315)	-	-	(315)
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(447)	-	(447)
Net other comprehensive income	-	-	-	-	-	-	234	234
Stock-based compensation	-	-	-	-	250	-	-	250
Balance at June 30, 2025	895	$22,365	1,285	$29	$51,034	$(5,406)	$1,325	$69,347

	Preferred Stock		Common Stock		Additional	Retained Earnings		Accumulated Other	Total Fundamental Global	Non-	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-In Capital	(Accumulated Deficit)	Treasury Stock	Comprehensive Loss	Stockholders’ Equity	controlling Interest	Stockholders’ Equity

Balance at December 31, 2023	-	$-	900	$225	$55,856	$2,336	$(18,586)	$(4,682)	$35,149	$1,858	$37,007
Retirement of treasury stock	-	-	(112)	-	(18,586)	-	18,586	-	-	-	-
Exchange of FGH common stock	-	-	(789)	(225)	225	-	-	-	-	-	-
FGF preferred and common stock outstanding at merger date	895	22,365	458	11	15,576	-	-	-	37,952	-	37,952
Retirement of FGF common stock held by FGH prior to merger	-	-	(111)	(3)	(3,692)	-	-	-	(3,695)	-	(3,695)
Issuance of common stock in connection with merger	-	-	787	20	-	-	-	-	20	-	20
Non-controlling interest allocation	-	-	-	-	(17)	-	-	-	(17)	17	-
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(69)	-	-	(69)	-	(69)
Net loss	-	-	-	-	-	(4,428)	-	-	(4,428)	(17)	(4,445)
Net other comprehensive loss	-	-	-	-	-	-	-	(437)	(437)	(56)	(493)
Stock-based compensation	-	-	-	-	327	-	-	-	327	-	327
Balance at March 31, 2024	895	22,365	1,133	28	49,689	(2,161)	-	(5,119)	64,802	1,802	66,604
Net loss	-	-	-	-	-	(5,782)	-	-	(5,782)	(143)	(5,925)
Net other comprehensive loss	-	-	-	-	-	-	-	(149)	(149)	(24)	(173)
Non-controlling interest allocation	-	-	-	-	(61)	-	-	-	(61)	61	-
Vesting of restricted stock and payment of withholding taxes	-	-	6	1	(22)	-	-	-	(21)	-	(21)
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(447)	-	-	(447)	-	(447)
Stock-based compensation	-	-	-	-	398	-	-	-	398	-	398
Balance at June 30, 2024	895	$22,365	1,139	$29	$50,004	$(8,390)	$-	$(5,268)	$58,740	$1,696	$60,436

See accompanying notes to condensed consolidated financial statements.

Fundamental Global Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss from continuing operations	$(3,749)	$(11,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Net unrealized holding gain on equity holdings	1,295	6,377
(Gain) loss from equity method holdings	(471)	1,806
Adjustment to gain acquisition of ICS assets	-	(17)
Loss on disposal of fixed assets	5	-
Net realized gain on sale of equity holdings	(478)	(118)
Provision for doubtful accounts	36	30
Benefit from obsolete inventory	(63)	(38)
Provision for warranty	3	3
Depreciation and amortization	381	454
Amortization and accretion of operating leases	95	168
Impairment of property and equipment	-	1,422
Gain on merger of FGF and FGH (Note 4)	-	(1,831)
Deferred income taxes	(8)	(16)
Stock compensation expense	425	704
Changes in operating assets and liabilities:
Other assets	60	486
Accounts receivable	(868)	(386)
Inventories	(850)	(1,027)
Current income taxes	(185)	250
Accounts payable and accrued expenses	745	225
Deferred revenue and customer deposits	281	286
Operating lease obligations	(102)	(123)
Net cash used in operating activities from continuing operations	(3,448)	(3,177)
Net cash used in operating activities from discontinued operations	(671)	(1,055)
Net cash used in operating activities	(4,119)	(4,232)

Cash flows from investing activities:
Capital expenditures	(15)	(20)
Proceeds from sales of equity securities	3,615	1,154
Purchases of equity securities	(262)	-
Collection of note receivable, net	114	-
Proceeds from sales of property and equipment	-	1,289
Cash acquired in Merger of FGF and FGH	-	1,903
Net cash provided by investing activities from continuing operations	3,452	4,326
Net cash provided by (used in) investing activities from discontinued operations	5,629	(59)
Net cash provided by investing activities	9,081	4,267

Cash flows from financing activities:
Payment of withholding taxes in connection with vesting of RSUs	(315)	-
Payment of dividends on preferred shares	(895)	(895)
Principal payments on short-term debt	(192)	(97)
Principal payments on long-term debt	(135)	(185)
Payments on finance lease obligations	(152)	(120)
Net cash used in financing activities from continuing operations	(1,689)	(1,297)
Net cash provided by financing activities from discontinued operations	-	477
Net cash used in financing activities	(1,689)	(820)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	9	3
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	-	(12)
Net decrease in cash and cash equivalents from continuing operations	(1,676)	(145)
Net increase (decrease) in cash and cash equivalents from discontinued operations	4,958	(649)
Net increase (decrease) in cash and cash equivalents	3,282	(794)

Cash and cash equivalents at beginning of period	7,794	6,644
Cash and cash equivalents at end of period	$11,076	$5,850

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

Managed Services

Our wholly-owned subsidiary and managed services business, Strong Technical Services. Inc. (“STS”) is a leader in the entertainment industry providing mission critical products and services to cinema exhibitors and entertainment venues for over 90 years. STS provides comprehensive managed service offerings including remote network operating center support, on-site field service, content delivery, installation and other services designed to support cinema and entertainment operators.

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

Discontinued Operations

The Company operates a reinsurance business, which has been classified as assets held for sale as of December 31, 2024. The Company entered into an agreement for the sale of a portion of its reinsurance business for $5.6 million, which closed in the second quarter of 2025. Management’s original intent was to sell all of the reinsurance business and that remained the case as of June 30, 2025. In connection with the transactions occurring in July 2025, management is reassessing those plans as part of the Company’s new strategy (see Recent Developments).

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

The determination of whether a legal entity is consolidated under either model is reassessed where there is a substantive change in the governing documents or contractual arrangements of the entity, to the capital structure of the entity or in the activities of the entity. Management continuously reassesses whether it should consolidate under either model. There have been no changes to the legal entities that are consolidated during the six months ended June 30, 2025.

The Company’s risk of loss associated with its non-consolidated VIEs is limited. As of June 30, 2025, the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs was $7.4 million.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include holdings in equity securities and other holdings, cash, accounts receivable and deposits with reinsured companies. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of June 30, 2025, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits. The Company sells its products to a large number of customers in many different geographic regions. To minimize credit risk related to accounts receivable, management performs ongoing credit evaluations of its customers’ financial condition.

The Company’s top ten customers accounted for approximately 59% and 60% of consolidated products and services revenues during the six months ended June 30, 2025 and June 30, 2024, respectively. Trade accounts receivable from these customers represented approximately 62% of net consolidated trade receivables at June 30, 2025. One of the Company’s customers accounted for approximately 34% of its consolidated products and services net revenues during the six months ended June 30, 2025 and approximately 48% of its net consolidated trade accounts receivables as of June 30, 2025. While management believes its relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from the Company’s significant customers could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which the Company sells its products and offers its services.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of June 30, 2025 or December 31, 2024.

Current Expected Credit Loss

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. In the first quarter of 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, as amended, Financial Instruments – Credit Losses (“ASU 2016-13”), which requires an entity to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. Management determines the allowance for credit losses based on several factors, including overall customer credit quality, historical write-off experience and a specific analysis that projects the ultimate collectability of the account. As such, these factors may change over time causing the allowance level and bad debt expense to be adjusted accordingly. Management updates the model each quarter and adjusts the balance accordingly. The accounts receivable balances on the condensed consolidated balance sheets are net of an allowance for expected credit losses of $0.1 million as of both June 30, 2025 and December 31, 2024. Past due accounts are written off when our efforts have been unsuccessful in collecting amounts due.

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

Stock-Based Compensation

The Company has accounted for stock-based compensation under the provisions of Accounting Standards Codification (“ASC”) Topic 718 – Stock Compensation, which requires the use of the fair-value based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model using assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate along with multiple Monte Carlo simulations to determine a derived service period as the options vest based upon meeting certain performance conditions. The fair value of each stock option award is recorded as compensation expense on a straight-line basis over the requisite service period, which is generally the period in which the stock options vest, with a corresponding increase to additional paid-in capital.

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of June 30, 2025.

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

Leases

The Company and its subsidiaries lease warehouse and office facilities and equipment under operating and finance leases expiring through 2028. Management determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

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

The table below represents the pro forma consolidated income statement as if FGF had been included in the condensed consolidated results of the Company for the three and six months ended June 30, 2024. The revenue amount below excludes revenue generated by our discontinued operations.

(in thousands)
Revenue	$8,316
Net loss from continuing operations	$(12,369)

Note 4. Discontinued Operations

Strong/MDI

On May 3, 2024, Strong Global Entertainment entered into the Acquisition Agreement with FGAC, Strong/MDI, FGAC Investors LLC, and CG Investments VII Inc. On September 25, 2024, Strong Global Entertainment completed the transaction. As part of the closing, FGAC was renamed Saltire. Pursuant to the Acquisition Agreement, Strong Global Entertainment received the equivalent of approximately $29.5 million in cash and preferred and common shares of Saltire, consisting of: (i) cash consideration in an amount equal to 25% of the net proceeds of a concurrent private placement (or $0.8 million), (ii) the issuance of preferred shares with an initial preferred share redemption amount of $9.0 million, and (iii) the issuance of $19.7 million of Saltire common shares. In connection with the transaction, and after including the impact of the reclassification of approximately $5.4 million from accumulated other comprehensive income to realized loss on foreign exchange, the Company recorded a net gain on the sale of Strong/MDI of approximately $21.8 million during the third quarter of 2024. Upon completion of the transaction, Strong Global Entertainment held an ownership interest of approximately 37.3% in Saltire, which is 30.5% as of June 30, 2025.

Management evaluated the classification of Strong/MDI as a discontinued operation and determined Strong/MDI is a component of an entity and represented a discontinued operation. Accordingly, Strong/MDI has been included as part of discontinued operations for the three months and six months ended June 30, 2024.

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

On March 14, 2025, the Company entered into an agreement for the sale of the entire issued share capital of FG RE Corporate Member Limited and for the planned commutation of its Lloyds of London reinsurance treaties UHA 251 22, B1868HT2300259, and B1868HT2400259. The transaction closed during the second quarter of 2025, the Company received consideration of $5.6 million.

Management’s original intent was to sell all of the reinsurance business and that remained the case as of June 30, 2025. In connection with the transactions occurring in July 2025, management is reassessing those plans as part of the Company’s new strategy (see Recent Developments).

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

The assets and liabilities included as part of discontinued operations as of June 30, 2025 and December 31, 2024 related to the Company’s reinsurance business. The major classes of assets and liabilities are as follows (in thousands):

	June 30, 2025	December 31, 2024

Reinsurance balance receivable	$10,574	$22,976
Funds deposited with reinsured companies	2,944	8,650
Total assets of discontinued operations	$13,518	$31,626

Loss and loss adjustment expense reserves	$5,227	$13,283
Present value of future profits	4,727	9,153
Total liabilities of discontinued operations	$9,954	$22,436

The loss from discontinued operations during the three and six months ended June 30, 2025 related to the Company’s reinsurance business. The major line items constituting the net income (loss) from discontinued operations during the three and six months ended June 30, 2024 are as follows (in thousands):

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Strong/MDI	Reinsurance	Strong Studios	Total	Strong/MDI	Reinsurance	Strong Studios	Total
Net product and services revenue	$3,940	$-	$-	$3,940	$7,327	$-	$-	$7,327
Net premiums earned	-	3,697	-	3,697	-	4,472	-	4,472
Total revenue	3,940	3,697	-	7,637	7,327	4,472	-	11,799
Cost of products and services revenues	2,358	-	110	2,468	4,394	-	205	4,599
Net losses and loss adjustment expenses	-	2,094	-	2,094	-	2,460	-	2,460
Amortization of deferred policy acquisition costs	-	872	-	872	-	1,156	-	1,156
Selling and administrative expenses	1,145	218	204	1,567	1,783	178	131	2,092
Loss on disposal of assets	-	-	-	-	2	-	-	2
Total expenses	3,503	3,184	314	7,001	6,179	3,794	336	10,309
Income (loss) from operations	437	513	(314)	636	1,148	678	(336)	1,490
Other income (expense)	62	(1)	-	61	141	(3)	-	138
Income (loss) from discontinued operations before taxes	499	512	(314)	697	1,289	675	(336)	1,628
Income tax expense	(35)	(6)	-	(41)	(168)	-	-	(168)
Net income (loss) from discontinued operations	$464	$506	$(314)	$656	$1,121	$675	$(336)	$1,460

Note 5. Equity Holdings and Fair Value Disclosures

The Company held approximately $56.6 million and $60.1 million in holdings in equity securities and other holdings as of June 30, 2025 and December 31, 2024, respectively. The Company accounts for each of its equity holdings using either the fair value method, the equity method or the cost method as summarized below as of June 30, 2025 and December 31, 2024 (in thousands):

	As of June 30, 2025
			Equity Method
	Fair Value Method	Cost Method	FG Merchant Partners, LLC	FGAC Investors LLC	FG Merger Investors LLC	Aldel Investors II LLC	Strong Global Entertainment	FG Merger Investors II LLC	GreenFirst Forest Products Holdings LLC	Total
Holdings in publicly traded companies:
GreenFirst Forest Products common shares	$3,973	$-	$-	$-	$-	$-	$-	$-	$340	$4,313
Saltire common and preferred shares and warrants	-	-	501	2,822	-	-	25,855	-	-	29,178
iCoreConnect common shares and warrants	8	-	27	-	-	-	-	-	-	35
Oppfi warrants	685	-	-	-	-	-	-	-	-	685
Aldel II founder shares and warrants	-	-	1,053	-	-	1,341	-	-	-	2,394
FG Merger II founder shares	-	-	581	-	-	-	-	451	-	1,032
Holdings in privately held companies:
FG Communities common and preferred shares	-	2,250	2,041	-	-	-	-	-	-	4,291
Firefly preferred shares	-	12,898	-	-	-	-	-	-	-	12,898
Craveworthy common shares and note	-	200	1,456	-	-	-	-	-	-	1,656
Other	-	85	-	-	-	-	-	-	-	85
Total	$4,666	$15,433	$5,659	$2,822	$-	$1,341	$25,855	$451	$340	$56,567

	As of December 31, 2024
			Equity Method
	Fair Value Method	Cost Method	FG Merchant Partners, LLC	FGAC Investors LLC	FG Merger Investors LLC	Aldel Investors II LLC	Strong Global Entertainment	GreenFirst Forest Products Holdings LLC	Total
Holdings in publicly traded companies:
GreenFirst Forest Products common shares	$5,339	$-	$-	$-	$-	$-	$-	$467	$5,806
Saltire common and preferred shares and warrants	-	-	969	4,334	-	-	27,227	-	32,530
iCoreConnect common shares and warrants	112	-	67	-	52	-	-	-	231
Oppfi warrants	312	-	-	-	-	-	-	-	312
Aldel II founder shares and warrants	-	-	997	-	-	1,270	-	-	2,267
Holdings in privately held companies:
FG Communities common and preferred shares	-	2,250	2,041	-	-	-	-	-	4,291
Firefly preferred shares	-	12,898	-	-	-	-	-	-	12,898
Craveworthy common shares and note	-	200	1,457	-	-	-	-	-	1,657
Other	-	81	-	-	-	-	-	-	81
Total	$5,763	$15,429	$5,531	$4,334	$52	$1,270	$27,227	$467	$60,073

Fair Value Method Holdings

The carrying value of fair value method holdings is determined based on the security’s trading price multiplied by the number of shares held. The following table summarizes the Company’s fair value method holdings as of June 30, 2025 and December 31, 2024 (in thousands):

As of June 30, 2025	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
GreenFirst common stock	$8,679	$-	$(4,706)	$3,973
iCoreConnect common shares	8	-	-	8
OppFi common stock and warrants	29	656	-	685
Total fair value method holdings	$8,716	$656	$(4,706)	$4,666

As of December 31, 2024	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
GreenFirst common stock	$8,679	$-	$(3,340)	$5,339
iCoreConnect common shares	8	104	-	112
OppFi common stock and warrants	29	283	-	312
Total fair value method holdings	$8,716	$387	$(3,340)	$5,763

GreenFirst Forest Products Inc. (“GreenFirst”) is a publicly-traded Canadian company focused on environmentally sustainable forest management and lumber production. The Company holds shares of GreenFirst directly that are accounted for at fair value of $4.0 million based on observable quoted market prices. The Company also holds approximately $0.3 million of GreenFirst common shares through an equity method holding in GreenFirst Forest Products Holdings LLC (see Equity Method Holdings below).

iCoreConnect Inc. (“iCoreConnect”) is a cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise platform of applications and services. The Company holds shares of iCoreConnect directly that are accounted for at fair value of $0.01 million based on observable quoted market prices. The Company also holds approximately $27 thousand of iCoreConnect shares and warrants through an equity method holding in FGMP (see Equity Method Holdings below).

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

For the three and six months ended June 30, 2025, the Company recorded an equity method gain from FGMP of approximately $0.4 million and $0.2 million, respectively. The Company made capital contributions of approximately $22,000 to FGMP during the six months ended June 30, 2025.

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

For the three and six months ended June 30, 2025, the Company recorded an equity method loss on FG Merger Investors LLC of approximately $19,000 and $25,000, respectively. The Company recorded an equity method change from GreenFirst Forest Products Holdings LLC of approximately $1,000 gain and $0.1 million loss for the three and six months ended June 30, 2025, and a gain of $2.5 million and loss of $1.6 million from FGAC Investors LLC for the three and six months ended June 30, 2025.

For the three and six months ended June 30, 2025, the Company recorded an equity method gain from FG Merger Investors II LLC (“FGMI”) of approximately $17,000 and $0.2 million, respectively. The Company made capital contributions of approximately $252,000 to FGMI during the six months ended June 30, 2025. For the three and six months ended June 30, 2025, the Company recorded an equity method gain on Aldel II LLC of approximately $50,000 and $74,000, respectively.

As of June 30, 2025, the Company held approximately 30.5% of the outstanding common shares of Saltire. During the three and six months ended June 30, 2025, the Company recorded an equity method gain on the shares of $3.6 million and $2.0 million, respectively. Based on quoted market prices, the market value of the Company’s ownership in common shares of Saltire was $16.7 million at June 30, 2025. The Company’s holdings in Saltire also include $6.5 million of preferred shares.

The summarized financial information presented below reflects the aggregated underlying financial information for our holdings accounted for under the equity method (in thousands):

As of June 30, 2025
Cash and cash equivalents	$1,451
Other current assets	9,311
Equity holdings	63,067
Other long-term assets	5,623
Total assets	$79,452

Current liabilities	$13,439
Long-term liabilities	4,050
Total liabilities	$17,489

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
(in thousands)
Net investment income	$2,568	$3,698
Other (loss) income	(3,271)	730
Net income	14,958	12,701

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

Cost Method Holdings without Readily Determinable Fair Value

In addition to our equity method and fair value method holdings, other holdings which do not have a readily determinable fair value are accounted for at their cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions. When the Company observes an orderly transaction of an investee’s identical or similar equity securities, the Company adjusts the carrying value based on the observable price as of the transaction date. Any profit distributions the Company receives on these holdings are included in net holdings income. Management is not aware of any issuances of identical or similar equities during the six months ended June 30, 2025. As a result, the carrying value of holdings without readily determinable fair value did not change during the three and six months ended June 30, 2025.

The Company’s other holdings include a convertible promissory note and a senior unsecured promissory note.

On September 29, 2023, the Company invested $250,000 in a convertible promissory note with ThinkMarkets, of which $201,500 has been repaid through June 30, 2025. The promissory note has an interest rate of 15% annually, with interest payments due monthly, and matures on August 1, 2025. The Company evaluated the convertible promissory note’s settlement provisions and elected the fair value option to value this instrument. Under the fair value election, the convertible promissory note is measured initially and subsequently at fair value. As of June 30, 2025, the fair value was calculated to be $48,500. The remaining principal balance and all accrued interest was collected during the third quarter of 2025.

On March 16, 2023, the Company invested $200,000 in a senior unsecured loan to Craveworthy. The loan had an interest rate of 13% and a maturity of March 15, 2024. The senior unsecured note was amended to a convertible bridge loan on October 17, 2023, and the maturity date was changed to October 16, 2024. In November 2024, the Company and Craveworthy extended the maturity date to April 16, 2025. The Company expects the maturity date will be extended again. The $200,000 principal and any interest accrued may be prepaid voluntarily by Craveworthy but is not required to be paid until the date of maturity. As of June 30, 2025, the entire principal amount of $200,000 as well as approximately $55,000 of accrued interest was outstanding.

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

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional appraisers could be incorrect;

●	the past operating performance and cash flows generated from the investee’s operations may not reflect their future performance; and

●	the estimated fair values for holdings for which observable market prices are not available are inherently imprecise.

The Company did not record an impairment on its holdings during the quarter or six months ended June 30, 2025.

Net holdings gain for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Realized (loss) gain on common stock holdings	$(293)	$354	$478	$495
Unrealized gain (loss) in value on common stock holdings	177	(3,671)	(1,295)	(6,375)
Gain (loss) on equity method holdings	6,236	(962)	471	(1,806)
Other	120	268	167	275
Net gain (loss) on equity holdings and other holdings	$6,240	$(4,011)	$(179)	$(7,411)

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

Financial instruments measured, on a recurring basis, at fair value as of June 30, 2025 and December 31, 2024 in accordance with the guidance promulgated by the FASB are as follows (in thousands):

As of June 30, 2025	Level 1	Level 2	Level 3	Total
Oppfi warrants	$685	$–	$–	$685
iCoreConnect common shares and warrants	8	–	–	8
GreenFirst common stock	3,973	–	–	3,973
	$4,666	$–	$–	$4,666

As of December 31, 2024
Oppfi warrants	$312	$–	$–	$312
iCoreConnect common shares and warrants	112	–	–	112
GreenFirst common stock	5,339			5,339
	$5,763	$–	$–	$5,763

The following table provides a rollforward of nonrecurring Level 3 fair value measurements for the six months ended June 30, 2025 (in thousands):

Assets:
Convertible notes
Balance, December 31, 2024	$248
Increase in fair value of convertible note	-
Repayments	-
Balance, June 30, 2025	$248

Note 6. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials and components	$-	$-
Work in process	23	-
Finished goods, net of reserve	2,324	1,432
	$2,347	$1,432

The inventory balances are net of reserves of approximately $0.3 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively. The inventory reserves are related to the Company’s finished goods inventory. A rollforward of the inventory reserve for the six months ended June 30, 2025, is as follows (in thousands):

Inventory reserve balance at December 31, 2024	$388
Inventory write-offs during 2025	(28)
Benefit from inventory reserve during 2025	(63)
Inventory reserve balance at June 30, 2025	$297

Note 7. Property, Plant and Equipment

Property, plant and equipment include the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$47	$45
Buildings and improvements	3,401	3,247
Machinery and other equipment	723	671
Office furniture and fixtures	276	332
Construction in progress	-	-
Total property, plant and equipment, cost	4,447	4,295
Less: accumulated depreciation	(1,729)	(1,514)
Property, plant and equipment, net	$2,718	$2,781

Depreciation expense approximated $0.1 million during each of the three months ended June 30, 2025 and 2024, and $0.2 million and $0.3 million during the six months ended June 30, 2025 and 2024, respectively.

Note 8. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of June 30, 2025 and December 31, 2024.

The Tax Cuts and Jobs Act provides for a territorial tax system, which began in 2018, and includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The GILTI provisions also allow for a high-tax exclusion if the effective tax rate of the tested income is greater than 18.9%. The Company has evaluated these regulations in determining the appropriate amount of the inclusion for its income tax provision. For the six months ended June 30, 2024, the Company estimated it would use the GILTI high-tax exclusion for purposes of its income tax provision. For the six months ended June 30, 2025, the Company is in a GILTI tested loss position.

The Tax Code requires U.S. shareholders to include its share of its Controlled Foreign Corporation’s (“CFC”) income from dividends, interest, rents, and various other types of income, called Subpart F Income. During the six months ended June 30, 2025, the Company incurred interest income from its foreign CFCs and is utilizing the high-tax exclusion for purposes of the provision for the six months ended June 30, 2025.

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

Note 9. Equity Incentive Plan Grants

On December 15, 2021, our shareholders approved the FG Financial Group, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The purpose of the 2021 Plan is to attract and retain directors, consultants, officers and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2021 Plan is administered by the Compensation and Management Resources Committee of the Board and has a term of ten years. The 2021 Plan awards may be in the form of stock options (which may be incentive stock options or nonqualified stock options), stock appreciation rights (“SARs”), restricted shares, RSUs, and other share-based awards. As of June 30, 2025, there were approximately 69,000 shares remaining available for future issuance.

In addition, on March 24, 2023, the Board approved an employee stock purchase plan (“FGF ESPP Plan”) whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company’s common shares in the open market. The Company matches 100% of the employee’s contribution amount after thirty days of employment.

Total stock-based compensation expense for the six months ended June 30, 2025 and June 30, 2024 was approximately $0.4 million and $0.7 million, respectively. As of June 30, 2025, total unrecognized stock compensation expense of approximately $1.0 million remained, which will be recognized through May 2030. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2025:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2024	31,328	$49.42
Granted	20,608	16.98
Vested	(16,517)	51.71
Forfeited	(1,067)	49.00
Non-vested units, June 30, 2025	34,352	$28.87

Stock Options

The following table summarizes activity for stock options for the six months ended June 30, 2025:

Common Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2024	26,789	$79.78	5.9	$35.44	$–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Expired	(60)	51.83	–	31.00	–
Forfeited	(240)	51.83	–	31.00	–
Outstanding, June 30, 2025	26,490	$71.66	5.3	$35.49	$–
Exercisable, June 30, 2025	16,016	$74.73	4.4	$33.78	$–

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

Saltire

In the ordinary course of business, STS purchases certain of the products it sells its customers from Strong/MDI, which is a wholly owned subsidiary of Saltire. The Company’s consolidated balance sheet as of June 30, 2025 includes a $0.2 million payable to Strong/MDI, of which approximately $0.1 million was settled during July 2025 and the remainder will be settled during the third quarter of 2025. Mr. Swets serves as the Executive Chair and is a member of the Board of Directors of Saltire. Mr. Cerminara and Richard Govignon, a member of the Company’s Board of Directors, serve as members of the Board of Directors of Saltire.

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

The Company paid $0.9 million to FGM under the Shared Services Agreement for each of the six months ended June 30, 2025 and 2024, respectively. This amount is included in General and administrative expenses on the consolidated statement of operations.

Note 11. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted:
Net income (loss) from continuing operations	$5,048	$(6,581)	$(3,749)	$(11,832)
Net loss attributable to non-controlling interest	-	143	-	160
Dividends declared on Series A Preferred Shares	(447)	(447)	(894)	(516)
Income (loss) attributable to Fundamental Global common shareholders from continuing operations	$4,601	$(6,885)	$(4,643)	$(12,188)
Weighted average common shares outstanding	1,278	1,141	1,274	906
Income (loss) per common share from continuing operations	$3.60	$(6.03)	$(3.64)	$(13.45)

The following potentially dilutive securities outstanding as of June 30, 2025 and 2024 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of June 30,
	2025	2024
Options to purchase common stock	26,490	28,600
Restricted stock units	34,352	29,811

Note 12. Debt

The Company’s short-term and long-term debt consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Short-term debt:
20-year installment loan	$1,988	$1,939
Revolving credit facility	-	-
Insurance debt	-	137
Total short-term debt	1,988	2,076
Less: deferred debt issuance costs, net	(4)	(8)
Total short-term debt, net of issuance costs	$1,984	$2,068

Long-term debt:
Tenant improvement loan	$69	$88
ICS promissory note	97	213
Equipment loan	37	-
Total long-term debt	$203	$301

Installment Loan and Revolving Credit Facility

In January 2023, Strong/MDI and Canadian Imperial Bank of Commerce (“CIBC”) entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the prior credit agreement entered into in 2021. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the 20-year installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the 20-year installment loan at any time. The 2023 Credit Agreement is secured by a lien on the manufacturing facility in Quebec, Canada that is leased to Strong/MDI. The 2023 Credit Agreement requires our subsidiary in Canada to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. In connection with the IPO of Strong Global Entertainment, the 20-year installment note did not transfer to the Company. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the IPO of Strong Global Entertainment. Also on January 19, 2024, the Company and CIBC entered into a second amendment to the 2023 Credit Agreement. Pursuant to the amendment, the credit limit for the revolving line of credit was reduced to CDN$1.4 million. The 20-year installment note bears variable interest at 5.5% as of June 30, 2025. The Company was in compliance with its debt covenants as of June 30, 2025.

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

Contractual Principal Payments

Contractual required principal payments on the Company’s long-term debt at June 30, 2025 are as follows (in thousands):

	Tennant Improvement Loan	ICS Promissory Note	Equipment Loan	Total
Remainder of 2025	$20	$97	$3	$120
2026	42	-	7	49
2027	7	-	7	14
2028	-	-	7	7
2029	-	-	8	8
Thereafter	-	-	5	5
Total	$69	$97	$37	$203

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

As of June 30, 2025, the Company has a loss contingency reserve of approximately $0.3 million, which represents our estimate of the potential losses related to the settlement of various open proceedings and claims. Management does not expect the resolution of these proceedings and claims to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Note 14. Leases

The following tables present the Company’s lease costs and other lease information (dollars in thousands):

Lease cost	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Finance lease cost:
Amortization of right-of-use assets	$74	$65	$147	$130
Interest on lease liabilities	24	26	49	54
Operating lease cost	70	68	136	150
Net lease cost	$168	$159	$332	$334

Other information	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$24	$26	$49	$54
Operating cash flows from operating leases	$56	$65	$112	$130
Financing cash flows from finance leases	$77	$62	$152	$120
Right-of-use assets obtained in exchange for new finance lease liabilities	$34	$-	$34	$-
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$-	$-	$-

As of June 30, 2025
Weighted-average remaining lease term - finance leases (years)	1.6
Weighted-average remaining lease term - operating leases (years)	1.3
Weighted-average discount rate - finance leases	10.1%
Weighted-average discount rate - operating leases	6.0%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of June 30, 2025 (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$114	$449
2026	133	518
2027	14	120
2028	-	18
Total lease payments	261	1,105
Less: Amount representing interest	(10)	(87)
Present value of lease payments	$251	$1,018

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

The following tables present the financial information for each segment that is specifically identifiable or based on allocations using internal methodology for the three and six months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended June 30, 2025
	Merchant Banking	Managed Services	Other	Total
Net gain on equity holdings and other holdings	$6,240	$-	$-	$6,240
Product sales	-	5,251	-	5,251
Services revenue	109	3,621	98	3,828
Total revenue	6,349	8,872	98	15,319

Direct costs of products and services	-	4,141	-	4,141
Indirect employee related expenses	-	2,168	-	2,168
Travel, meals and automobile expenses	-	444	-	444
Sales and marketing	-	348	-	348
General and administrative	373	809	-	1,182
Depreciation and amortization	4	113	74	191
Other operating expenses	-	212	-	212
Interest expense, net	-	27	29	56
Segment income (loss) before taxes	5,972	610	(5)	6,577

Corporate and other non-segment operating expenses				1,357
Corporate depreciation and amortization				-
Interest income, net				(38)
Income from continuing operations before taxes				$5,258

	Six Months Ended June 30, 2025
	Merchant Banking	Managed Services	Other	Total
Net loss on equity holdings and other holdings	$(179)	$-	$-	$(179)
Product sales	-	8,767	-	8,767
Services revenue	237	6,679	207	7,123
Total revenue	58	15,446	207	15,711

Direct costs of products and services	-	7,083	-	7,083
Indirect employee related expenses	-	4,285	-	4,285
Travel, meals and automobile expenses	-	845	-	845
Sales and marketing	-	616	-	616
General and administrative	746	1,553	-	2,299
Depreciation and amortization	9	225	144	378
Other operating expenses	-	340	-	340
Interest expense, net	-	56	58	114
Segment (loss) income before taxes	(697)	443	5	(249)

Corporate and other non-segment operating expenses				3,420
Corporate depreciation and amortization				-
Interest income, net				(63)
Loss from continuing operations before taxes				$(3,606)

	Three Months Ended June 30, 2024
	Merchant Banking	Managed Services	Other	Total
Net loss on equity holdings and other holdings	$(4,011)	$-	$-	$(4,011)
Product sales	-	4,782	-	4,782
Services revenue	-	3,339	177	3,516
Total revenue	(4,011)	8,121	177	4,287

Direct costs of products and services	-	3,874	-	3,874
Indirect employee related expenses	-	2,003	-	2,003
Travel, meals and automobile expenses	-	416	-	416
Sales and marketing	-	373	-	373
General and administrative	301	747	97	1,145
Depreciation and amortization	-	104	74	178
Other operating expenses	-	202	-	202
Interest expense, net	-	18	54	72
Gain on purchase of ICS, net of acquisition costs	-	5	-	5
Loss on impairment and disposal of assets	-	-	-	-
Segment (loss) income before taxes	(4,312)	379	(48)	(3,981)

Corporate and other non-segment operating expenses				2,679
Corporate depreciation and amortization				2
Other				(1)
Loss from continuing operations before taxes				$(6,661)

	Six Months Ended June 30, 2024
	Merchant Banking	Managed Services	Other	Total
Net loss on equity holdings and other holdings	$(7,411)	$-	$-	$(7,411)
Product sales	-	9,416	-	9,416
Services revenue	-	6,387	483	6,870
Total revenue	(7,411)	15,803	483	8,875

Direct costs of products and services	-	7,547	-	7,547
Indirect employee related expenses	-	3,977	-	3,977
Travel, meals and automobile expenses	-	845	-	845
Sales and marketing	-	666	-	666
General and administrative	513	1,431	323	2,267
Depreciation and amortization	-	207	236	443
Other operating expenses	-	398	-	398
Interest expense, net	-	52	151	203
Gain on purchase of ICS, net of acquisition costs	-	(18)	-	(18)
Loss on impairment and disposal of assets	-	-	1,475	1,475
Segment (loss) income before taxes	(7,924)	698	(1,702)	(8,928)

Corporate and other non-segment operating expenses				4,822
Corporate depreciation and amortization				4
Gain on merger of FGF and FGH				(1,831)
Other				-
Loss from continuing operations before taxes				$(11,923)

The following table presents the Company’s specifically identifiable assets for each of the Company’s segments as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Merchant Banking	Managed Services	Other	Total
Segment assets	$56,567	$16,813	$19,482	$92,862

	December 31, 2024
	Merchant Banking	Managed Services	Other	Total
Segment assets	$60,073	$11,298	$38,098	$109,469

The “other” segment assets includes $13.5 million and $31.6 million of assets held for sale as of June 30, 2025 and December 31, 2024, respectively, which are related to the Company’s reinsurance business.

The following tables disaggregate the Company’s product sales and services revenue by major source for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Managed Services	Merchant Banking	Other	Total	Managed Services	Merchant Banking	Other	Total
Screen system sales	$234	$-	$-	$234	$63	$-	$-	$63
Digital equipment sales	4,624	-	-	4,624	4,356	-	-	4,356
Extended warranty sales	31	-	-	31	30	-	-	30
Other product sales	362	-	-	362	333	-	-	333
Total product sales	5,251	-	-	5,251	4,782	-	-	4,782
Field maintenance and monitoring services	1,990	-	-	1,990	1,896	-	-	1,896
Installation services	1,418	-	-	1,418	1,236	-	-	1,236
Other service revenues	213	109	98	420	207	-	177	384
Total service revenues	3,621	109	98	3,828	3,339	-	177	3,516
Total	$8,872	$109	$98	$9,079	$8,121	$-	$177	$8,298

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Managed Services	Merchant Banking	Other	Total	Managed Services	Merchant Banking	Other	Total
Screen system sales	$368	$-	$-	$368	$103	$-	$-	$103
Digital equipment sales	7,689	-	-	7,689	8,594	-	-	8,594
Extended warranty sales	75	-	-	75	87	-	-	87
Other product sales	635	-	-	635	632	-	-	632
Total product sales	8,767	-	-	8,767	9,416	-	-	9,416
Field maintenance and monitoring services	3,891	-	-	3,891	3,806	-	-	3,806
Installation services	2,350	-	-	2,350	2,172	-	-	2,172
Other service revenues	438	237	207	882	409	-	483	892
Total service revenues	6,679	237	207	7,123	6,387	-	483	6,870
Total	$15,446	$237	$207	$15,890	$15,803	$-	$483	$16,286

The following tables disaggregate the Company’s revenue by the timing of transfer of goods or services to the customer for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Managed Services	Merchant Banking	Other	Total	Managed Services	Merchant Banking	Other	Total
Point in time	$7,325	$109	$-	$7,434	$6,527	$-	$-	$6,527
Over time	1,547	-	98	1,645	1,594	-	177	1,771
Total	$8,872	$109	$98	$9,079	$8,121	$-	$177	$8,298

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Managed Services	Merchant Banking	Other	Total	Managed Services	Merchant Banking	Other	Total
Point in time	$12,372	$237	$-	$12,609	$12,612	$-	$2	$12,614
Over time	3,074	-	207	3,281	3,191	-	481	3,672
Total	$15,446	$237	$207	$15,890	$15,803	$-	$483	$16,286

At June 30, 2025, the unearned revenue amount associated with maintenance and monitoring services and extended warranty sales in which the Company is the primary obligor was $0.4 million. The Company expects to recognize $0.4 million of unearned revenue amounts during the remainder of 2025, and immaterial amounts during 2026-2027.

During each of the six months ended June 30, 2025 and 2024, over 90% of the Company’s products and services revenue originated from customers in the United States.

Note 16. Subsequent Events

Amendment to Charter

On July 23, 2025, the board of directors of the Company (the “Board”) and stockholders holding at least a majority of the Company’s outstanding voting shares (the “Consenting Stockholders”) approved an amendment to the Company’s Articles of Incorporation to, among other things, increase its authorized capital stock and to change its name (the “Charter Amendment”). The Charter Amendment includes (i) an increase in the total number of authorized shares of common stock from 4,000,000 to 1,000,000,000, the number of authorized shares of preferred stock, par value $.0001 per share, from 99,000,000 to 500,000,000, and the number of authorized shares of 8% cumulative preferred stock, Series A from 1,000,000 to 15,000,000 and (ii) a change in the name of the Company to “FG Nexus Inc.” The Company filed a preliminary information statement on Schedule 14C (the “Information Statement”) with the Securities and Exchange Commission (the “SEC”) on July 30, 2025 to provide notice to its stockholders of the approval of certain corporate actions, including the Charter Amendment. The Charter Amendment is expected to be filed by the Company as soon as practicable after the required 20-calendar day waiting period following the mailing of the definitive Information Statement to stockholders.

Securities Purchase Agreement

On July 29, 2025, the Company entered into a securities purchase agreement with certain accredited investors (the “Purchasers”) pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement offering (the “Offering”) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 40,000,000 shares of the Company’s common stock (the “Pre-Funded Warrant Shares”) at an offering price of $5.00 per Pre-Funded Warrant, payable at the option of the Purchaser in cash, Bitcoin or ETH, the native token of the Ethereum network.

Each of the Pre-Funded Warrants is exercisable, following the effectiveness of the Charter Amendment, for one share of the Company’s common stock with an exercise price of $0.001 per Pre-Funded Warrant Share and may be exercised at any time until all of the Pre-Funded Warrants issued in the Offering are exercised in full. Certain Pre-Funded Warrants were issued with an automatic exercise feature, which will result in the automatic exercise of such Pre-Funded Warrant upon the effectiveness of the Charter Amendment. Each Purchaser’s ability to exercise its Pre-Funded Warrants in exchange for shares of Common Stock is subject to certain beneficial ownership limitations set forth therein.

The Company intends to use the net proceeds from the Offering to fund the acquisition of cryptocurrency, the establishment of the Company’s cryptocurrency treasury operations as well as pay all transaction fees, expenses, professional fees and other costs incurred in connection with the Offering and for general corporate purposes.

Transfer of Assets

The Company intends to transfer a significant portion of its current assets (the “Asset Transfer”) to a trust (the “CVR Trust”) to be established in connection with the creation of contingent value rights (“CVRs”) for the benefit of the Company’s current stockholders. The Company will distribute the CVRs to the Company’s existing stockholders, prior to the effectiveness of the Charter Amendment and the exercise of any of the Pre-Funded Warrants sold in the PIPE Offering. The CVRs represent the contractual right to receive a pro rata portion of the net proceeds received by the CVR Trust upon the future disposition, if any, of the net assets transferred to the CVR Trust by the Company. The Company has fixed August 8, 2025 as the record date for the Company stockholders who will receive the CVRs and the CVRs will be distributed to the Company’s stockholders shortly thereafter.

The transferred assets will include: (i) all interests in Strong Technical Services, Inc., (ii) the preferred shares of Saltire Capital Ltd. plus all accumulated dividends, (iii) all shares or other interests in FG Merchant Partners, (iv) all interests in Firefly Systems Inc., (v) all interests in Green First Forest Products Ltd., (vi) all interests in FG Communities Inc., (vii) all interests in Craveworthy Brands, (viii) all interests in FG Merger II Corp., (ix) all interests in Aldel Financial II Inc., (x) all interests in Greenland Exploration Limited, (xi) all interests in Argo Holdings, (xii) all interests in Think Markets, (xiii) all interests in Pivotal Capital, (xiv) all interests in B-Scada Inc. and (xv) all current cash and cash equivalents of the Company as of the establishment of the CVR Trust.

Following the Asset Transfer, the Company will retain assets relating to, among other things, its reinsurance business segment, its merchant banking business segment, certain real estate assets, and certain equity holdings. The Company expects to enhance and expand its existing financial industry segments through its adoption of an Ethereum treasury, staking and RWA tokenization strategy that will be implemented following the closing of the Offering.

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

As a result of the reverse merger of FGF and FGH, the consolidated financial statements for the periods prior to the merger represent the results of FGH, as the accounting acquirer. For periods subsequent to the merger, the consolidated financial statements represent the combined results of FGH and FGF. As a result, the six months ended June 30, 2024 presents six months of activity related to the FGH operations and four months of activity related to the FGF operations. Accordingly, the results of the current period and the prior period may not be directly comparable. In addition, Strong Studios, Strong/MDI and our reinsurance business are presented as discontinued operations in the accompanying consolidated financial statements.

We sold Strong Studios and Strong/MDI during 2024. The results of those business units are presented as Discontinued Operations in the accompanying consolidated financial statements. We entered into an agreement for the sale of a portion of our reinsurance business for $5.6 million, which closed in the second quarter of 2025. Our original intent was to sell all of the reinsurance business and that remained the case as of June 30, 2025. In connection with the transactions occurring in July 2025, we will reassess those plans as part of our new strategy (see Recent Developments).

Management’s discussion and analysis of financial condition and results of operations reflects the continuing operations of the Company as they existed of June 30, 2025. However, as a result of the recent developments described below, the results reported for the current quarterly period are not indicative of the Company’s future plans or expected future operating results or financial position.

Recent Developments

Closing of Private Placement Offering

On July 29, 2025, we entered into a securities purchase agreement with certain accredited investors (the “Purchasers”) pursuant to which we agreed to sell and issue to the Purchasers in a private placement offering (the “Offering”) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 40,000,000 shares of our common stock (the “Pre-Funded Warrant Shares”) at an offering price of $5.00 per Pre-Funded Warrant, payable at the option of the Purchaser in cash, Bitcoin or ETH, the native token of the Ethereum network.

Each of the Pre-Funded Warrants is exercisable, following the effectiveness of the Charter Amendment, for one share of the Company’s common stock with an exercise price of $0.001 per Pre-Funded Warrant Share and may be exercised at any time until all of the Pre-Funded Warrants issued in the Offering are exercised in full. Certain Pre-Funded Warrants were issued with an automatic exercise feature, which will result in the automatic exercise of such Pre-Funded Warrant upon the effectiveness of the Charter Amendment. Each Purchaser’s ability to exercise its Pre-Funded Warrants in exchange for shares of Common Stock is subject to certain beneficial ownership limitations set forth therein.

On August 4, 2025, we closed on the Offering for expected aggregate gross proceeds of $200 million before deducting placement agent fees and other offering expenses (funded in a combination of cash and cryptocurrencies) to launch our Ethereum treasury strategy. We intend to use the net proceeds from the Offering to fund the acquisition of cryptocurrency, the establishment of our cryptocurrency treasury operations as well as pay all transaction fees, expenses, professional fees and other costs incurred in connection with the Offering and for general corporate purposes.

The Pre-Funded Warrants and the Pre-Funded Warrant Shares were offered in reliance upon the exemption from the registration requirement of the Securities Act pursuant to Section 4(a)(2) thereof and/or Rule 506(b) of Regulation D promulgated thereunder, and applicable state securities laws.

Charter Amendment

On July 23, 2025, our board of directors (the “Board”) and stockholders holding at least a majority of our outstanding voting shares (the “Consenting Stockholders”) approved an amendment to our Articles of Incorporation to, among other things, increase our authorized capital stock and to change our name (the “Charter Amendment”). The Charter Amendment includes (i) an increase in the total number of authorized shares of common stock from 4,000,000 to 1,000,000,000, the number of authorized shares of preferred stock, par value $.0001 per share, from 99,000,000 to 500,000,000, and the number of authorized shares of 8% cumulative preferred stock, Series A from 1,000,000 to 15,000,000 and (ii) a change in the name of the Company to “FG Nexus Inc.” We filed a preliminary information statement on Schedule 14C (the “Information Statement”) with the Securities and Exchange Commission (the “SEC”) on July 30, 2025 to provide notice to its stockholders of the approval of certain corporate actions, including the Charter Amendment. The Charter Amendment is expected to be filed by the Company as soon as practicable after the required 20-calendar day waiting period following the mailing of the definitive Information Statement to stockholders.

Asset Transfer

The Company intends to transfer a significant portion of its current assets (the “Asset Transfer”) to a trust (the “CVR Trust”) to be established in connection with the creation of contingent value rights (“CVRs”) for the benefit of the Company’s current stockholders. The Company will distribute the CVRs to the Company’s existing stockholders prior to the effectiveness of the Charter Amendment and the exercise of any of the Pre-Funded Warrants sold in the Offering. The CVRs represent the contractual right to receive a pro rata portion of the net proceeds received by the CVR Trust upon the future disposition, if any, of the assets transferred to the CVR Trust by the Company. The Company has fixed August 8, 2025 as the record date for the Company stockholders who will receive the CVRs and the CVRs will be distributed to the Company’s stockholders shortly thereafter.

The transferred assets will include: (i) all interests in Strong Technical Services, Inc., (ii) the preferred shares of Saltire Capital Ltd. plus all accumulated dividends, (iii) all shares or other interests in FG Merchant Partners, (iv) all interests in Firefly Systems Inc., (v) all interests in Green First Forest Products Ltd., (vi) all interests in FG Communities Inc., (vii) all interests in Craveworthy Brands, (viii) all interests in FG Merger II Corp., (ix) all interests in Aldel Financial II Inc., (x) all interests in Greenland Exploration Limited, (xi) all interests in Argo Holdings, (xii) all interests in Think Markets, (xiii) all interests in Pivotal Capital, (xiv) all interests in B-Scada Inc. and (xv) all current cash and cash equivalents of the Company as of the establishment of the CVR Trust.

Following the Asset Transfer, the Company will retain assets relating to, among other things, its reinsurance business segment, its merchant banking business segment, certain real estate assets, and certain equity holdings. The Company expects to enhance and expand its existing financial industry segments through its adoption of an Ethereum treasury, staking and RWA tokenization strategy that will be implemented following the closing of the Offering.

Additional Approvals in connection with the Offering

In connection with the Offering and in accordance with Nasdaq listing rules, our Board and Consenting Stockholders also approved the issuance of: (i) greater than 19.9% of the Company’s outstanding common stock and the related possible change in control of the Company (as defined by Nasdaq listing rules) as a result of the potential issuance to an institutional investor (the “Investor”) of such number of shares as would result in the Investor being the largest beneficial owner of our common stock following the consummation of the Offering and the effectiveness of the Charter Amendment, and (ii) an aggregate of 1,360,000 warrants to strategic advisors and FG Merchant Partners LP concurrently with the closing of the Offering at a price below Nasdaq’s minimum price.

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

Because of the reverse merger transaction, the first half of 2024 includes four months of revenue, expenses and cash flows from FGF whereas the first half of 2025 reflects six full months of consolidated operating activities. Accordingly, comparisons between periods may not be comparable.

Management’s discussion and analysis of financial condition and results of operations reflects the continuing operations of the Company as they existed of June 30, 2025. However, as a result of the recent developments described above, the results reported for the current quarterly period are not indicative of the Company’s future plans or expected future operating results or financial position.

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Net gain (loss) on equity securities and other holdings	$6,240	$(4,011)	$10,251	255.6%
Revenue from products and services	9,079	8,298	781	9.4%
Total revenue	15,319	4,287	11,032	257.3%
Expenses	10,033	10,852	(819)	(7.5)%
Income (loss) from operations	5,286	(6,565)	11,851	180.5%
Other expense, net	(28)	(96)	68	(70.8)%
Net income (loss) from continuing operations	5,048	(6,581)	11,629	176.7%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Net loss on equity securities and other holdings	$(179)	$(7,411)	$7,232	97.6%
Revenue from products and services	15,890	16,286	(396)	(2.4)%
Total revenue	15,711	8,875	6,836	77.0%
Expenses	19,274	22,420	(3,146)	(14.0)%
Loss from operations	(3,563)	(13,545)	9,982	73.7%
Bargain purchase on acquisition and other expense, net	(43)	1,622	(1,665)	(102.7)%
Net loss from continuing operations	(3,749)	(11,832)	8,083	68.3%

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

Revenue

Total revenue during the three months ended June 30, 2025 increased $11.0 million from the prior year period as a result of higher non-cash equity method adjustments in the current quarter combined with an increase in product and services revenues in our managed services business.

Revenue from products and services, which primarily includes our managed services segment, increased $0.8 million or 9.4% to $9.1 million during the three months ended June 30, 2025 from $8.3 million during the three months ended June 30, 2024. The increase in revenue during the second quarter of 2025 was primarily related to higher digital equipment sales, as well as installation services, as the industry momentum that started towards the end of the first quarter of 2025 continued into the second quarter. We expect those trends to continue in the remainder of the year, however, we are monitoring the economic environment and customer order trends closely as the year progresses.

Gains on our equity holdings were higher during the second quarter of 2025 as compared to the prior year period primarily as a result of increases in the market value of the common stock of Saltire, as well as equity method gains on the common shares of Saltire we directly hold. Our results of equity holdings are impacted by many factors including market volatility, which can be amplified in any given short term measurement period.

Expenses

Total expenses decreased $0.8 million or 7.5% to $10.0 million for the three months ended June 30, 2025 from $10.9 million for the three months ended June 30, 2024. Expenses are comprised of cost of sales related to managed services, costs of the asset management business and selling, general and administrative expenses.

The decrease in total expenses during the second quarter of 2025 compared to the prior year period is comprised of a $1.3 million reduction in general and administrative expenses, partially offset by a $0.5 million increase in costs of products sold and services provided to our customers in connection with year-over-year increase in revenue. The decrease in general and administrative expenses was primarily due to our cost reduction initiatives.

Income from Operations

Income from operations increased $11.9 million or 180.5% to $5.3 million for the three months ended June 30, 2025 from a loss from operations of $6.6 million during the three months ended June 30, 2024. The increase in the income from operations was primarily due to the higher non-cash gains on equity holdings, an increase in gross profit from STS, and lower general and administrative expenses.

Net Income from Continuing Operations

Net income from continuing operations increased $11.6 million to $5.0 million for the three months ended June 30, 2025 from a net loss from continuing operations of $6.6 million during the three months ended June 30, 2024. The increase in net loss from continuing operations was due to the increase in income from operations in the second quarter of 2025, partially offset by higher income tax expense in the current year.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

Revenue

Total revenue during the six months ended June 30, 2025 increased $6.8 million or 77.0% from the prior year period as a result of higher non-cash equity method adjustments in the current quarter, partially offset by a decrease in product sale revenues in our managed services business.

Revenue from products and services, which primarily includes our managed services segment, decreased $0.4 million or 2.4% to $15.9 million during the six months ended June 30, 2025 from $16.3 million during the six months ended June 30, 2024. The decrease in revenue during the first half of 2025 was primarily related to lower product sales as we saw cinema customers delay projects partly due to a softer first quarter release schedule and box office, combined with a reaction to the overall macroeconomic uncertainties in early 2025. We saw order volumes and revenues rebound in the second quarter and expect those trends to continue in the remainder of the year, however, we are monitoring the economic environment and customer order trends closely as the year progresses.

Gains on our equity holdings were $7.2 million higher during the first half of 2025 as compared to the prior year period primarily as a result of increases in the market value of the common stock of Saltire. Our results of equity holdings are impacted by many factors including market volatility, which can be amplified in any given short term measurement period.

Expenses

Total expenses decreased $3.1 million or 14.0% to $19.3 million for the six months ended June 30, 2025 from $22.4 million for the six months ended June 30, 2024. Expenses are comprised of cost of sales related to managed services, costs of the asset management business and selling, general and administrative expenses.

The decrease in total expenses during the first half of 2025 compared to the prior year period is comprised of a $1.4 million reduction in general and administrative costs and a $1.5 million non-cash impairment related to the sale of the Digital Ignition building recognized in the prior year period. The decrease in general and administrative expenses was primarily due to the mergers and our cost reduction initiatives.

Loss from Operations

Loss from operations decreased $10.0 million or 73.7% to $3.6 million for the six months ended June 30, 2025 from $13.5 million during the six months ended June 30, 2024. The improvement in the loss from operations was primarily due to lower general and administrative expenses and higher non-cash gains on equity holdings, partially offset by lower gross profit from STS, and the $1.5 million non-cash impairment related to the sale of the Digital Ignition building recognized in the prior year period.

Net Loss from Continuing Operations

Net loss from continuing operations decreased $8.1 million to $3.7 million for the six months ended June 30, 2025 from $11.8 million during the six months ended June 30, 2024. The improvement in net loss from continuing operations was due to the improvement in loss from operations in the first half of 2025, partially offset by a $1.8 million gain related to the FGF merger transaction that closed in the first quarter of 2024.

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

We defer costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We did not have any deferred contract costs as of June 30, 2025 or December 31, 2024.

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

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the three months ended June 30, 2025 and 2024 (in thousands).

	Six Months Ended June 30,
Summary of Cash Flows	2025	2024
Cash and cash equivalents – beginning of period	$7,794	$6,644

Net cash used in operating activities from continuing operations	(3,448)	(3,177)
Net cash provided by investing activities from continuing operations	3,452	4,326
Net cash used in financing activities from continuing operations	(1,689)	(1,297)
Effect of exchange rate changes on cash and cash equivalents	9	3
Net decrease in cash and cash equivalents from continuing operations	(1,676)	(145)
Net increase (decrease) in cash and cash equivalents from discontinued operations	4,958	(649)
Cash and cash equivalents – end of period	$11,076	$5,850

For the six months ended June 30, 2025, net cash used in operating activities from continuing operations was approximately $3.4 million, compared to $3.2 million for the six months ended June 30, 2024. Cash from operations decreased primarily due to increased working capital.

For the six months ended June 30, 2025, net cash provided by investing activities from continuing operations was approximately $3.5 million, compared to $4.3 million for the six months ended June 30, 2024. Cash provided by investing activities during the six months ended June 30, 2025 primarily included $3.4 million of a net inflow from the sale of equity holdings. Cash provided by investing activities during the six months ended June 30, 2024 included $1.9 million of an increase in cash as a result of the Merger of FGF and FGH, $1.3 million of net proceeds from the sale of the building in Alpharetta and $1.2 million of proceeds from the sale of equity holdings.

For the six months ended June 30, 2025, net cash used in financing activities from continuing operations was approximately $1.7 million compared to $1.3 million for the six months ended June 30, 2024. Cash used in financing activities during the six months ended June 30, 2025 included $0.5 million of principal payments on debt and finance leases, $0.9 million of payments of dividends on our Series A Preferred Shares and $0.3 million of withholding taxes paid related to the net settlement of the vesting of RSUs. Cash used in financing activities during the six months ended June 30, 2024 included $0.4 million of principal payments on debt and finance leases and $0.9 million of payments of dividends on our Series A Preferred Shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on our business or financial condition.

There have been no material changes to the legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” to our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on June 30, 2025.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Articles of Incorporation of Fundamental Global Inc. (incorporated by reference to exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on December 9, 2022).
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation of Fundamental Global Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 29, 2024).
3.3	Certificate of Change of Fundamental Global Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2024).
3.4	Bylaws of Fundamental Global Inc. (incorporated by reference to exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on December 9, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Fundamental Global Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Loss (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited).
104	XBRL Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUNDAMENTAL GLOBAL INC.

Date: August 7, 2025	By:	/s/ D. Kyle Cerminara
D. Kyle Cerminara, Chief Executive Officer
(principal executive officer)

Date: August 7, 2025	By:	/s/ Mark D. Roberson
Mark D. Roberson, Chief Financial Officer
(principal financial officer)

Date: August 7, 2025	By:	/s/ Todd R. Major
Todd R. Major, Chief Accounting Officer
(principal accounting officer)

