Form 10-Q
period 2025-09-30
FG Nexus Inc.
filed 2025-11-14
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36366

FG Nexus Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-1119100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6408 Bannington Road, Charlotte, NC 28226

(Address of principal executive offices and zip code)

(704) 994-8279

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	FGNX	The Nasdaq Stock Market LLC
8.00% Cumulative Preferred Stock, Series A, $25.00 par value per share	FGNXP	The Nasdaq Stock Market LLC

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

The number of shares outstanding of the registrant’s common stock as of November 12, 2025 was 39,574,350.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FG Nexus Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2025 (unaudited)	December 31, 2024

ASSETS
Cash and cash equivalents	$7,495	$6,562
ETH digital assets	210,435	-
Equity securities, at fair value (cost basis of $8,679)	-	5,763
Other equity securities and other holdings	12,804	54,310
Property, plant and equipment, net	2,247	2,404
Assets of discontinued operations	10,408	39,824
Other assets	1,348	606
Total assets	$244,737	$109,469

LIABILITIES
Accounts payable and accrued expenses	$2,483	$842
Short-term debt, net of issuance costs	1,918	2,068
Deferred income taxes	1,712	2,412
Liabilities of discontinued operations	7,144	29,722
Other liabilities	459	228
Total liabilities	13,716	35,272

Commitments and contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par and liquidation value, 15,000,000 shares authorized and 894,580 shares issued and outstanding as of September 30, 2025 and 1,000,000 shares authorized and 894,580 shares issued and outstanding as of December 31, 2024	22,365	22,365
Common stock, $0.001 par value; 1,000,000,000 shares authorized and 39,834,188 issued and outstanding as of September 30, 2025, and 4,000,000 shares authorized and 1,267,904 shares issued and outstanding as of December 31, 2024	67	29
Additional paid-in capital	215,671	50,924
Accumulated deficit	(9,244)	(229)
Accumulated other comprehensive income	2,162	1,108
Total stockholders’ equity	231,021	74,197
Total liabilities and stockholders’ equity	$244,737	$109,469

See accompanying notes to condensed consolidated financial statements.

FG Nexus Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
ETH staking rewards	$641	$-	$641	$-
Rental income	104	110	311	594
Merchant banking advisory fees	147	-	385	-
Total revenue	892	110	1,337	594

Expenses:
General and administrative expenses	(3,352)	(2,506)	(7,241)	(7,525)
Stock-based compensation	(7,350)	(440)	(7,775)	(1,165)
Realized loss on cryptocurrency assets	(21)	-	(21)	-
Unrealized gain on ETH digital assets	14,078	-	14,078	-
Impairment and other	-	-	(5)	(1,475)
Income (loss) from operations	4,247	(2,836)	373	(9,571)
Other income (expense):
Interest income (expense), net	13	(36)	(40)	(205)
Loss on equity holdings	(7,289)	(2,636)	(7,468)	(10,047)
Bargain purchase on acquisition and other (expense) income, net	(5)	(105)	(4)	1,561
Total other expense, net	(7,281)	(2,777)	(7,512)	(8,691)
Loss from continuing operations before income taxes	(3,034)	(5,613)	(7,139)	(18,262)
Income tax (expense) benefit	(103)	32	(245)	129
Net loss from continuing operations	(3,137)	(5,581)	(7,384)	(18,133)
Net (loss) income from discontinued operations (Note 6)	(254)	23,240	(291)	25,422
Net (loss) income	(3,391)	17,659	(7,675)	7,289
Net loss attributable to non-controlling interest	-	-	-	(160)
Dividends declared on Series A Preferred Shares	(447)	(447)	(1,341)	(963)
Net (loss) income attributable to common shareholders	$(3,838)	$17,212	$(9,016)	$6,486

Basic and diluted net (loss) income per common share:
Continuing operations	$(0.31)	$(5.27)	$(1.82)	$(19.20)
Discontinued operations	(0.02)	20.33	(0.07)	25.78
Total	$(0.33)	$15.06	$(1.88)	$6.58

Weighted average common shares outstanding:
Basic and diluted	11,713	1,143	4,792	986

See accompanying notes to condensed consolidated financial statements.

FG Nexus Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net (loss) income	$(3,391)	$17,659	$(7,675)	$7,289
Adjustment to postretirement benefit obligation	138	(72)	109	(79)
Unrealized currency translation loss of equity method holdings	48	-	70	-
Currency translation adjustment	651	-	875	(659)
Total other comprehensive income (loss)	837	(72)	1,054	(738)
Comprehensive (loss) income	$(2,554)	$17,587	$(6,621)	$6,551

See accompanying notes to condensed consolidated financial statements.

FG Nexus Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity

Balance at December 31, 2024	895	$22,365	1,268	$29	$50,924	$(229)	$1,108	$74,197
Net loss	-	-	-	-	-	(9,755)	-	(9,755)
Vesting of restricted stock	-	-	4	-	-	-	-	-
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(447)	-	(447)
Net other comprehensive loss	-	-	-	-	-	-	(17)	(17)
Stock-based compensation	-	-	-	-	175	-	-	175
Balance at March 31, 2025	895	22,365	1,272	29	51,099	(10,431)	1,091	64,153
Net income	-	-	-	-	-	5,472	-	5,472
Vesting of restricted stock and payment of withholding taxes	-	-	13	-	(315)	-	-	(315)
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(447)	-	(447)
Net other comprehensive income	-	-	-	-	-	-	234	234
Stock-based compensation	-	-	-	-	250	-	-	250
Balance at June 30, 2025	895	22,365	1,285	29	51,034	(5,406)	1,325	69,347
Net loss	-	-	-	-	-	(3,391)	-	(3,391)
Proceeds from private placement, net of offering costs	-	-	36,526	36	192,038	-	-	192,074
Proceeds from ATM, net of offering costs	-	-	1,979	2	14,113	-	-	14,115
Transfer of assets to CVR Trust (Note 5)	-	-	-	-	(48,864)	-	-	(48,864)
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(447)	-	(447)
Net other comprehensive income	-	-	-	-	-	-	837	837
Vesting of restricted stock	-	-	44	-	-	-	-	-
Stock-based compensation	-	-	-	-	7,350	-	-	7,350
Balance at September 30, 2025	895	$22,365	39,834	$67	$215,671	$(9,244)	$2,162	$231,021

	Preferred Stock		Common Stock		Additional	Retained Earnings		Accumulated Other	Total Fundamental Global	Non-	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-In Capital	(Accumulated Deficit)	Treasury Stock	Comprehensive Loss	Stockholders’ Equity	controlling Interest	Stockholders’ Equity

Balance at December 31, 2023	-	$-	900	$225	$55,856	$2,336	$(18,586)	$(4,682)	$35,149	$1,858	$37,007
Retirement of treasury stock	-	-	(112)	-	(18,586)	-	18,586	-	-	-	-
Exchange of FGH common stock	-	-	(789)	(225)	225	-	-	-	-	-	-
FGF preferred and common stock outstanding at merger date	895	22,365	458	11	15,576	-	-	-	37,952	-	37,952
Retirement of FGF common stock held by FGH prior to merger	-	-	(111)	(3)	(3,692)	-	-	-	(3,695)	-	(3,695)
Issuance of common stock in connection with merger	-	-	787	20	-	-	-	-	20	-	20
Non-controlling interest allocation	-	-	-	-	(17)	-	-	-	(17)	17	-
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(69)	-	-	(69)	-	(69)
Net loss	-	-	-	-	-	(4,428)	-	-	(4,428)	(17)	(4,445)
Net other comprehensive loss	-	-	-	-	-	-	-	(437)	(437)	(56)	(493)
Stock-based compensation	-	-	-	-	327	-	-	-	327	-	327
Balance at March 31, 2024	895	22,365	1,133	28	49,689	(2,161)	-	(5,119)	64,802	1,802	66,604
Net loss	-	-	-	-	-	(5,782)	-	-	(5,782)	(143)	(5,925)
Net other comprehensive loss	-	-	-	-	-	-	-	(149)	(149)	(24)	(173)
Non-controlling interest allocation	-	-	-	-	(61)	-	-	-	(61)	61	-
Vesting of restricted stock and payment of withholding taxes	-	-	6	1	(22)	-	-	-	(21)	-	(21)
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(447)	-	-	(447)	-	(447)
Stock-based compensation	-	-	-	-	398	-	-	-	398	-	398
Balance at June 30, 2024	895	22,365	1,139	29	50,004	(8,390)	-	(5,268)	58,740	1,696	60,436
Net income	-	-	-	-	-	17,659	-	-	17,659	-	17,659
Net other comprehensive loss	-	-	-	-	-	-	-	(72)	(72)	-	(72)
Release of cumulative translation adjustments in connection with sale of Strong/MDI	-	-	-	-	-	-	-	6,854	6,854	-	6,854
Acquisition of remaining shares of Strong Global Entertainment	-	-	116	-	-	-	-	-	-	(1,696)	(1,696)
Vesting of restricted stock	-	-	9	-	26	-	-	-	26	-	26
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(447)	-	-	(447)	-	(447)
Stock-based compensation	-	-	-	-	440	-	-	-	440	-	440
Balance at September 30, 2024	895	$22,365	1,264	$29	$50,470	$8,822	$-	$1,514	$83,200	$-	$83,200

See accompanying notes to condensed consolidated financial statements.

FG Nexus Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss from continuing operations	$(7,384)	$(18,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Net unrealized holding loss on equity holdings	2,537	2,267
Loss from equity method holdings	6,903	8,896
Loss on disposal of fixed assets	5	-
Net realized gain on sale of equity holdings	(1,056)	(550)
Realized loss on cryptocurrency assets	21	-
Unrealized gain on ETH digital assets	(14,078)	-
ETH rewards for staking	(669)	-
Depreciation and amortization	231	327
Amortization and accretion of operating leases	-	75
Impairment of property and equipment	-	1,422
Gain on merger of FGF and FGH (Note 4)	-	(1,831)
Deferred income taxes	(717)	(462)
Stock compensation expense	7,775	1,165
Changes in operating assets and liabilities:
Other assets	(724)	973
Current income taxes	(74)	8
Accounts payable and accrued expenses	3,103	665
Operating lease obligations	-	(23)
Net cash used in operating activities from continuing operations	(4,127)	(5,201)
Net cash (used in) provided by operating activities from discontinued operations	(624)	1,453
Net cash used in operating activities	(4,751)	(3,748)

Cash flows from investing activities:
Proceeds from sales of equity securities	3,214	2,331
Proceeds from redemption of Saltire preferred shares	7,500	-
Purchases of ETH	(171,720)	-
Purchases of equity securities	(887)	-
Proceeds from sales of property and equipment	-	6,161
Collection of note receivable, net	3	50
Cash acquired in Merger of FGF and FGH	-	1,903
Net cash (used in) provided by investing activities from continuing operations	(161,890)	10,445
Net cash provided by (used in) investing activities from discontinued operations	5,592	(146)
Net cash (used in) provided by investing activities	(156,298)	10,299

Cash flows from financing activities:
Payment of withholding taxes in connection with vesting of RSUs	(315)	(20)
Proceeds from Private Placement Offering, net of costs	168,085	-
Proceeds from sales under ATM Offering, net of costs	14,115	-
Payment of dividends on preferred shares	(1,341)	(1,341)
Distribution of cash to CVR Trust	(17,957)	-
Net payments on credit facility	-	(48)
Principal payments on long-term debt	-	(4,918)
Principal payments on short-term debt	(219)	(140)
Net cash provided by (used in) financing activities from continuing operations	162,368	(6,467)
Net cash (used in) provided by financing activities from discontinued operations	(408)	135
Net cash provided by (used in) financing activities	161,960	(6,332)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	22	13
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	-	(36)
Net decrease in cash and cash equivalents from continuing operations	(3,627)	(1,210)
Net increase in cash and cash equivalents from discontinued operations	4,560	1,406
Net increase in cash and cash equivalents	933	196

Cash and cash equivalents at beginning of period	6,562	2,978
Cash and cash equivalents at end of period	$7,495	$3,174

Supplemental disclosure of non-cash financing activities:
ETH received as part of Private Placement Offering (Note 1)	$23,989	$-

See accompanying notes to condensed consolidated financial statements.

FG Nexus Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Nature of Business

FG Nexus Inc. (“FGNX”, the “Company”, “we”, or “us”), a Nevada corporation, recently undertook a significant strategic shift, adopting Ether, the native cryptocurrency of the Ethereum blockchain (“Ether” or “ETH”) as its primary treasury asset. This strategy reflects the Company’s commitment to align the corporate treasury with the future of programmable finance, digital capital markets and decentralized infrastructure. In connection with the strategic shift, the Company distributed certain assets to a trust, which are no longer part of the consolidated group, as described in more detail below. In addition to operating a digital asset treasury, the Company continues to operate its merchant banking business and holds real estate and equity holdings.

Business Segments

The Company currently has two operating segments, digital assets and merchant banking.

Digital Assets

The Company recently initiated an ETH treasury strategy. ETH is the native token of the Ethereum network. Ethereum is the foundation of digital finance and settlement layer for the majority of stablecoins, Decentralized Finance (DeFi), and tokenized assets. We intend to accumulate ETH as a long-term treasury asset. The Company’s goal is to acquire and grow our overall ETH position and utilize professional treasury strategies to increase our ETH holdings. We currently are solely invested in ETH. We may invest in other cryptocurrency or other assets in the future as we evaluate additional opportunities and transactions.

Our treasury strategy is focused on increasing net asset value through a combination of capital raising activities and treasury activities, currently including staking, and potentially other activities in the future. ETH serves as our primary treasury reserve asset, and we intend to focus on maximizing ETH accumulation and value accretion, while maintaining robust controls and oversight over these digital assets.

Merchant Banking

We manage our merchant banking and asset management activities through FG Management Solutions LLC (“FGMS”), which provides strategic, administrative, and regulatory support services to newly formed SPACs (our “SPAC Platform”). Additionally, the Company co-founded a partnership, FG Merchant Partners, LP (“FGMP”), to participate as a co-sponsor for newly formed SPACs and other merchant banking clients.

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

The Company previously reported managed services and reinsurance as operating segments, both of which were reclassified to discontinued operations during the current year. The Company also previously operated Strong/MDI and Strong Studios, which were sold in the previous year. Discontinued operations are more fully described in Note 6.

Recent Developments and Transactions

Private Placement Offering

In July 2025, the Company entered into securities purchase agreement with certain accredited investors (the “Purchasers”) pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement offering (the “Private Placement Offering”) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 40,000,000 shares (the “Pre-Funded Warrant Shares,”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at an offering price of $5.00 per Pre-Funded Warrant payable at the option of the Purchaser in cash, Bitcoin, USDC or ETH. The Private Placement Offering closed in August 2025, and the Company received gross cash proceeds of approximately $176.0 million and cryptocurrency totaling approximately $24.0 million. Upon the effectiveness of the September Charter Amendment (as defined below), approximately 34.0 million Pre-Funded Warrants automatically converted into shares of the Company’s Common Stock. As of September 30, 2025, a total of approximately 36.5 million Pre-Funded Warrants were converted into the Company’s Common Stock, and approximately 3.5 million Pre-Funded Warrants remained unconverted. As of November 12, 2025, a total of approximately 38.7 million Pre-Funded Warrants have been converted into the Company’s Common Stock, and approximately 1.3 million Pre-Funded Warrants remained unconverted.

Charter Amendments

As approved by a majority of its stockholders by written consent, dated July 23, 2025, the Company filed a certificate of amendment to its amended and restated articles of incorporation with the Nevada Secretary of State on September 5, 2025 to (i) increase the total number of authorized shares of Common Stock from 4.0 million to 1.0 billion, (ii) increase the total number of authorized shares of preferred stock, par value $.001 per share (the “Undesignated Preferred Stock”) from 100.0 million to 500.0 million, (iii) increase the total number of authorized shares of 8% cumulative preferred stock, Series A (the “Series A Preferred Stock”) from 1.0 million to 15.0 million and (iv) change the name of the Company to “FG Nexus Inc.” (the “September Charter Amendment”). The September Charter Amendment was declared effective on September 5, 2025.

A majority of the stockholders of Company approved, by written consent dated September 4, 2025, a certificate of amendment to its amended and restated articles of incorporation to (a) increase the total number of authorized shares of Common Stock from 1.0 billion shares to 900.0 billion shares and the total number of authorized shares of preferred stock from 500.0 million shares to 100.0 billion shares (collectively, the “Preferred Stock”), of which (i) 10.0 billion shares of Preferred Stock (increased from 15.0 million) are designated 8% cumulative preferred stock, Series A, par value $25.00 (the “Series A Preferred Stock”), and (ii) 90.0 billion shares of Preferred Stock (increased from 485.0 million shares) are undesignated preferred stock, par value $.001 per share (the “Undesignated Preferred Stock”), (b) require that certain “Concurrent Jurisdiction Actions” and “Internal Actions” (as such terms are defined in NRS 78.046, collectively, the “Internal Actions”) must be brought solely or exclusively in the Eighth Judicial District Court of Clark County in the State of Nevada and that such Internal Actions should be tried before a judge rather than a jury, in accordance with NRS 78.046(4); (c) clarify that any change of the Company’s name shall not require consent of the Company’s stockholders, in accordance with NRS 78.390(8); (d) have the Company “opt out” of the interested stockholder combination provisions set forth in NRS Sections 78.411 to 78.444, inclusive; and (e) have the Company “opt out” of the control share provisions set forth in NRS Sections 78.378 to 78.3793, inclusive (the “Additional Charter Amendment”). In connection with the Additional Charter Amendment, we also amended our By-laws to clarify the applicable voting thresholds for proposed amendments to the By-Laws. The Additional Charter Amendment was filed with and declared effective by the Secretary of State of the State of Nevada, on October 7, 2025.

Asset Transfer and CVR Trust

In August 2025, in connection with the Private Placement Offering and the launch of our treasury strategy, the Company transferred a significant portion of its legacy assets (the “Asset Transfer”) to a trust (the “CVR Trust”) established in connection with the creation of contingent value rights (“CVRs”) for the benefit of the Company’s stockholders as of August 8, 2025. The Company distributed the CVRs prior to the effectiveness of the Charter Amendment and the exercise of any of the Pre-Funded Warrants sold in the Private Placement Offering. The CVRs represent the contractual right to receive a pro rata portion of the net proceeds received by the CVR Trust upon the future disposition, if any, of the assets transferred to the CVR Trust by the Company. See Note 5 for additional details.

Following the Asset Transfer, the Company retained assets relating to, among other things, its reinsurance business, its merchant banking business, certain real estate assets, and certain equity holdings.

ATM Offering

On August 7, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time through the Sales Agent, up to such number or dollar amount of shares that would (a) exceed the number or dollar amount of shares of Common Stock registered on the effective registration statement pursuant to which the offering is being made, (b) exceed the number of authorized but unissued shares of Common Stock (less shares of Common Stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from the Company’s authorized capital stock), (c) exceed the number or dollar amount of shares of Common Stock permitted to be sold under Form S-3 or (d) exceed the number or dollar amount of shares of Common Stock for which the Company has filed a Prospectus Supplement (defined below) (the lesser of (a), (b), (c) and (d), the “Shares”) of the Company’s Common Stock, subject to the terms and conditions of the Sales Agreement. The Company filed a Registration Statement on Form S-3 offering up to $5 billion of the Shares. Under the Sales Agreement, the Sales Agent may sell the Shares in sales deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through The Nasdaq Global Market or any other existing trading market for the Common Stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. The Company may instruct the Sales Agent not to sell the Shares if the sales cannot be effected at or above the price designated by the Company from time to time. Through September 30, 2025, the Company sold a total of approximately 2.0 million shares of Common Stock pursuant to the Sales Agreement, which generated gross proceeds of approximately $14.6 million. Through October 12, 2025, the Company sold a cumulative total of approximately 2.1 million shares of Common Stock pursuant to the Sales Agreement, which generated gross proceeds of approximately $15.5 million. As of October 13, 2025, the Company suspended the ATM. While the Company plans to reinstate the ATM and to sell additional Shares, as of the date of this Quarterly Report on Form 10-Q (this “Form 10-Q”), the reinstatement of the ATM has not yet occurred.

Agreement to Sell Reinsurance Business

In October 2025, the Company entered into an agreement to sell the remaining portion of its reinsurance business. Pursuant to the agreements, the Company will receive (1) the release of $3.3 million of collateral that the Company had posted in connection with certain reinsurance contracts; (2) the payment of $1.0 million in cash; and (3) a 40% equity interest in the entity purchasing the reinsurance business. Additionally, pursuant to the agreements, the Company agreed to leave $1.3 million dollars in cash in the reinsurance business in exchange for a promissory note in the amount of $1.3 million that accrues interest at a rate of 6% per annum with all principal and accrued interest due and payable on June 30, 2027. See Note 6 for additional details.

Letter of Intent to Sell Quebec Real Estate

The Company signed a non-binding letter of intent to sell its Quebec property for $15.0 million CAD. Following repayment of the existing installment loan, the transaction is expected to generate approximately $8.0-$9.0 million USD in net pretax proceeds. The letter of intent does not constitute a binding agreement, and there can be no assurance that a definitive sale agreement will be reached or that the transaction will be completed. The transaction, if completed, is expected to close during the first quarter of 2026, subject to the execution of definitive agreements, completion of due diligence, and satisfaction of customary closing conditions.

Prior Year Developments and Transactions

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

On May 30, 2024, the Company and Strong Global Entertainment, an operating company in which we held approximately 76% of the Class A common shares, entered into a definitive arrangement agreement and plan of arrangement to combine the companies in an all-stock transaction (the “Arrangement”). Upon completion of the Arrangement, the stockholders of Strong Global Entertainment received 1.5 common shares of the Company for each share of Strong Global Entertainment. The transaction closed on September 30, 2024. Following the closing, Strong Global Entertainment ceased to exist, and its common shares were delisted from NYSE American LLC (“NYSE American”) and deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”). As the Company was the majority shareholder of Strong Global Entertainment, the financial results of Strong Global Entertainment are presented on a consolidated basis in the Company’s condensed consolidated financial statements included in this Form 10-Q.

In April 2024, the Company sold its Digital Ignition technology incubator and co-working facility in Alpharetta, Georgia for gross proceeds of $6.5 million. In connection with the sale of the land and building, the Company recorded a non-cash impairment charge of approximately $1.4 million during the first quarter of 2024 to adjust the carrying value of the assets to the fair market value less costs to sell.

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

In addition, the current and historical financial results of managed services, reinsurance, Strong Studios and Strong/MDI are presented as discontinued operations and are excluded from results from continuing operations in the accompanying condensed consolidated financial statements.

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

The determination of whether a legal entity is consolidated under either model is reassessed where there is a substantive change in the governing documents or contractual arrangements of the entity, to the capital structure of the entity or in the activities of the entity. Management continuously reassesses whether it should consolidate under either model. As a result of the transfer of STS to the CVR Trust (see Note 5), the entity is no longer consolidated into the Company’s financial statements. There have been no other changes to the legal entities that are consolidated during the nine months ended September 30, 2025.

As a result of the transfer of assets to the CVR Trust, the Company does not have any non-consolidated VIEs as of September 30, 2025.

See Note 7 for further information regarding the Company’s equity holdings.

Digital Assets

The Company’s digital assets as of September 30, 2025 is solely comprised of ETH, which falls within the scope of Accounting Standards Codification (“ASC”) 350-60, Intangible – Goodwill and Other – Crypto Assets. The Company does not hold any digital assets that do not fall into the scope of ASC 350-60.

As of September 30, 2025, the Company held $210.4 million of ETH, which are held at fair value and are included as part of the ETH digital assets line on the condensed consolidated balance sheets. In determining the fair value of the ETH in accordance with ASC 820, Fair Value Measurement, the Company utilizes Coinbase as the principal market. The activity from remeasurement of ETH at fair value is reflected in the condensed consolidated statements of operations within Unrealized gain (loss) on ETH digital assets. As part of the Private Placement Offering, certain investors contributed cryptocurrency assets (ETH, Bitcoin and USDC). The Company converted the Bitcoin and USDC received to ETH. Realized gains and losses from the derecognition of cryptocurrency assets are included in Realized gain (loss) on cryptocurrency assets, net in the consolidated statements of operations. The Company uses a first-in, first-out methodology to assign costs to cryptocurrency assets for purposes of the cryptocurrency assets held and realized gains and losses. Sales and purchases of cryptocurrency assets are reflected as cash flows from investing activities in the condensed consolidated statements of cash flows. Contributions of cryptocurrency assets received as part of the consideration received in the Private Placement Offering are presented as noncash financing activities in the condensed consolidated statements of cash flows.

ETH Staking

Beginning in the third quarter of 2025, the Company used the proceeds from its capital raising activities to acquire and deploy ETH in native staking activities. The Company has entered into separate contractual agreements with various third-party entities to facilitate its ETH staking activities. The Company commenced native staking in August of 2025. The Company intends for staking to become a primary yield generation strategy of the Company within the current fiscal year.

The Company utilizes a third-party asset manager to manage and stake ETH on its behalf. Through its agreement with the asset manager, the Company’s ETH is held by qualified custodians, staked in the Ethereum protocol, and the stake is delegated to third party validators. When chosen as validators by the Ethereum network, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated to them. The Company recognizes rewards from native staking as revenue in accordance with ASC 606, Revenue from Contracts with Customers. However, since the amount of rewards are not known by the Company until a validation activity is completed, and the Company receives rewards in their custodial account, the staking rewards are constrained under the Topic 606 guidance on variable consideration until such time.

Because the Company is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after validator commissions are deducted. As such, the Company presents staking revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled. Asset management and other fees are presented as separate operating expenses within General and administrative expenses on the condensed consolidated statements of operations.

Holdings in Equity Securities and Other Holdings

Prior to the distribution of assets to the CVR Trust (see Note 5 for additional details), Other holdings consisted, in part, of equity holdings made in privately held companies accounted for under the equity method. We utilize the equity method to account for holdings when we possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the holder possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. We apply the equity method to holdings in common stock and to other holdings when such other holdings possess substantially identical subordinated interests to common stock.

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

See Note 7 for additional information regarding the Company’s equity holdings.

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, highly liquid financial instruments with original maturities of 90 days or less.

Revenue Recognition

The Company accounts for revenue for rental income and merchant banking advisory services using the following steps:

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

As discussed in more detail below, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration the Company expects to receive in exchange for providing services. The Company typically does not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of September 30, 2025 or December 31, 2024.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include holdings in equity securities and other holdings, cash, accounts receivable and deposits with reinsured companies. The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of September 30, 2025, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits. The Company sells its products to a large number of customers in many different geographic regions. To minimize credit risk related to accounts receivable, management performs ongoing credit evaluations of its customers’ financial condition.

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of September 30, 2025.

Fair Value of Financial Instruments

The carrying values of certain financial instruments, including cash, accounts receivable, short-term holdings, deposits held, accounts payable, other accrued expenses, and short-term debt, approximate fair value due to their short-term nature. The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s short-term debt is recorded at historical cost. See Note 7 for further information on the fair value of the Company’s financial instruments.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-08, which changes the accounting and disclosure requirements for certain cryptocurrency assets that meet specific criteria (e.g., fungible intangible assets secured with cryptography that do not provide the holder with rights to underlying goods or services).

This ASU mandates that in-scope crypto assets be measured at fair value at each reporting period, with changes in fair value recorded in net income. It also requires additional disclosures regarding significant holdings, activity rollforward, and any sale restrictions. The standard is effective for fiscal years beginning after December 15, 2024, including interim periods. The Company implemented ASU 2023-08 effective with the implementation of its ETH treasury operations in 2025.

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

Note 3. ETH Digital Assets

The following table sets forth the units held, cost basis, and fair value of ETH digital assets held, as shown on the condensed consolidated balance sheet as of September 30, 2025 ($ in thousands):

	Units	Cost Basis	Fair Value
ETH	50,778	$195,709	$210,435
Total	50,778	$195,709	$210,435

Cost basis is equal to the cost of the ETH digital assets net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted ETH prices within the Company’s principal market at the time of measurement (midnight UTC). As of December 31, 2024, the Company did not hold any ETH digital assets.

The following table represents a reconciliation of ETH digital assets held (in thousands):

Fair value, December 31, 2024	$-
Additions	195,709
Receipt and accrual of ETH from native staking activities	669
Realized loss	(21)
Unrealized gain	14,078
Fair value, September 30, 2025	$210,435

Additions are the result of purchases and receipts of ETH in connection with the Private Placement Offering (see Note 1). The receipts of ETH from native staking represent the rewards earned from native staking.

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

The table below represents the pro forma consolidated income statement as if FGF had been included in the condensed consolidated results of the Company for the nine months ended September 30, 2024. The revenue amount below excludes revenue generated by our discontinued operations.

(in thousands)
Revenue	$604
Net loss from continuing operations	$(20,690)

Note 5. Distribution of Assets to CVR Trust

As discussed above, the Company distributed a significant portion of its legacy assets to the CVR Trust in connection with the creation of CVRs for the benefit of the Company’s stockholders as of August 8, 2025. The CVR Trust is a Delaware statutory trust. The Management Committee of the CVR Trust will manage the liquidation and monetization of the CVR Trust’s assets, whether such assets are held directly by the CVR Trust or indirectly through the CVR Trust’s wholly-owned subsidiary, FG CVR SpinCo, LLC, a Delaware limited liability company (the “SpinCo”). The CVR Trust is the sole member and manager of the SpinCo.

The transferred assets included: (i) all interests in STS, (ii) the preferred shares of Saltire Capital Ltd. plus all accumulated dividends, (iii) all shares or other interests in FG Merchant Partners, (iv) all interests in Firefly Systems Inc., (v) all interests in GreenFirst Forest Products Ltd., (vi) all interests in FG Communities Inc., (vii) all interests in Craveworthy Brands, (viii) all interests in FG Merger II Corp., (ix) all interests in Aldel Financial II Inc., (x) all interests in Greenland Exploration Limited, (xi) all interests in Argo Holdings, (xii) all interests in Think Markets, (xiii) all interests in Pivotal Capital, (xiv) all interests in B-Scada Inc. and (xv) all current cash and cash equivalents of the Company as of the establishment of the CVR Trust. The book value of the assets transferred to the CVR Trust was approximately $48.9 million.

In September 2025, the CVR Trust made an initial cash distribution of $10 per share for a total of approximately $13.3 million to CVR holders. The Management Committee will seek to monetize the remaining assets held by the CVR Trust, balancing near term liquidity and ultimate value realization from the assets for future distributions to the CVR holders.

Note 6. Discontinued Operations

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

On March 14, 2025, the Company entered into an agreement for the sale of the entire issued share capital of FG RE Corporate Member Limited and for the planned commutation of its Lloyds of London reinsurance treaties UHA 251 22, B1868HT2300259, and B1868HT2400259. The transaction closed during the second quarter of 2025, and the Company received consideration of $5.6 million. In October 2025, the Company entered into an agreement to sell the remaining portion of its reinsurance business. Pursuant to the agreements, the Company will receive (1) the release of $3.3 million of collateral that the Company had posted in connection with certain reinsurance contracts; (2) the payment of $1.0 million in cash; and (3) a 40% equity interest in the entity purchasing the reinsurance business. Additionally, pursuant to the agreements, the Company agreed to leave $1.3 million dollars in cash in the reinsurance business in exchange for a promissory note in the amount of $1.3 million that accrues interest at a rate of 6% per annum with all principal and accrued interest due and payable on June 30, 2027.

During the fourth quarter of 2024, the Company recorded an impairment charge of approximately $2.1 million to adjust the carrying amount of the disposal group to its fair value less cost to sell. The Company adjusted the impairment charge in the first quarter of 2025 and recorded an additional impairment charge of $1.5 million.

Strong Technical Services, Inc.

On August 8, 2025, the Company transferred its ownership of Strong Technical Services, Inc. (its managed services operating segment) to the CVR Trust, as described above. Management evaluated the classification Strong Technical Services as a discontinued operation and determined it is a component of an entity and represented a discontinued operation. Accordingly, the managed services segment. is included as part of discontinued operations in the accompanying consolidated financial statements.

Strong/MDI

On May 3, 2024, Strong Global Entertainment entered into the Acquisition Agreement with FGAC, Strong/MDI, FGAC Investors LLC, and CG Investments VII Inc. On September 25, 2024, Strong Global Entertainment completed the transaction. As part of the closing, FGAC was renamed Saltire. Pursuant to the Acquisition Agreement, Strong Global Entertainment received the equivalent of approximately $29.5 million in cash and preferred and common shares of Saltire, consisting of: (i) cash consideration in an amount equal to 25% of the net proceeds of a concurrent private placement (or $0.8 million), (ii) the issuance of preferred shares with an initial preferred share redemption amount of $9.0 million, and (iii) the issuance of $19.7 million of Saltire common shares. In connection with the transaction, and after including the impact of the reclassification of approximately $5.4 million from accumulated other comprehensive income to realized loss on foreign exchange, the Company recorded a net gain on the sale of Strong/MDI of approximately $21.8 million during the third quarter of 2024. Upon completion of the transaction, Strong Global Entertainment held an ownership interest of approximately 37.3% in Saltire, which is 26.8% as of September 30, 2025.

Management evaluated the classification of Strong/MDI as a discontinued operation and determined Strong/MDI is a component of an entity and represented a discontinued operation. Accordingly, Strong/MDI has been included as part of discontinued operations for the three months and nine months ended September 30, 2024.

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

The assets and liabilities included as part of discontinued operations as of September 30, 2025 and December 31, 2024 related to the Company’s managed services and reinsurance businesses. The major classes of assets and liabilities are as follows (in thousands):

	September 30, 2025	December 31, 2024

Cash and cash equivalents	$214	$1,232
Accounts receivable, net	-	3,587
Inventories, net	-	1,432
Lease right-of-use-assets	-	1,285
Property, plant and equipment, net	-	377
Other assets	-	285
Reinsurance balance receivable	7,529	22,976
Funds deposited with reinsured companies	2,665	8,650
Total assets of discontinued operations	$10,408	$39,824

Accounts payable and accrued expenses	$81	$4,862
Deferred revenue and customer deposits	-	771
Debt, net of issuance costs	-	301
Lease obligations	-	1,352
Loss and loss adjustment expense reserves	5,226	13,283
Present value of future profits	1,837	9,153
Total liabilities of discontinued operations	$7,144	$29,722

The major line items constituting the net income (loss) from discontinued operations during the three and nine months ended September 30, 2025 and September 30, 2024 are as follows (in thousands):

	Three Months Ended September 30, 2025
	Managed Services	Reinsurance	Total
Net product and services revenue	$3,941	$-	$3,941
Net premiums earned	-	2,017	2,017
Total revenue	3,941	2,017	5,958
Cost of products and services revenues	(3,233)	-	(3,233)
Net losses and loss adjustment expenses	-	(1,691)	(1,691)
Amortization of deferred policy acquisition costs	-	(551)	(551)
Selling and administrative expenses	(380)	(339)	(719)
Total expenses	(3,613)	(2,581)	(6,194)
Income (loss) from operations	328	(564)	(236)
Other expense	(7)	(11)	(18)
Income (loss) from discontinued operations before taxes	321	(575)	(254)
Income tax expense	-	-	-
Net income (loss) from discontinued operations	$321	$(575)	$(254)

	Three Months Ended September 30, 2024
	Managed Services	Reinsurance	Strong/MDI	Strong Studios	Total
Net product and services revenue	$8,796	$-	$3,960	$-	$12,756
Net premiums earned	-	4,293	-	-	4,293
Total revenue	8,796	4,293	3,960	-	17,049
Cost of products and services revenues	(6,992)	-	(2,136)	-	(9,128)
Net losses and loss adjustment expenses	-	(2,927)	-	-	(2,927)
Amortization of deferred policy acquisition costs	-	(1,050)	-	-	(1,050)
Selling and administrative expenses	(977)	(758)	(787)	365	(2,157)
Loss on disposal of assets	-	-	(71)	-	(71)
Total expenses	(7,969)	(4,735)	(2,994)	365	(15,333)
Income (loss) from operations	827	(442)	966	365	1,716
Other (expense) income	(33)	-	21,655	10	21,632
Income (loss) from discontinued operations before taxes	794	(442)	22,621	375	23,348
Income tax expense	(13)	-	(95)	-	(108)
Net income (loss) from discontinued operations	$781	$(442)	$22,526	$375	$23,240

	Nine Months Ended September 30, 2025
	Managed Services	Reinsurance	Total
Net product and services revenue	$19,387	$-	$19,387
Net premiums earned	-	12,214	12,214
Total revenue	19,387	12,214	31,601
Cost of products and services revenues	(16,020)	-	(16,020)
Net losses and loss adjustment expenses	-	(7,022)	(7,022)
Amortization of deferred policy acquisition costs	-	(3,308)	(3,308)
Selling and administrative expenses	(2,550)	(1,523)	(4,073)
Impairment of assets	-	(1,478)	(1,478)
Total expenses	(18,570)	(13,331)	(31,901)
Income (loss) from operations	817	(1,117)	(300)
Other income	1	8	9
Income (loss) from discontinued operations before taxes	818	(1,109)	(291)
Income tax expense	-	-	-
Net income (loss) from discontinued operations	$818	$(1,109)	$(291)

	Nine Months Ended September 30, 2024
	Managed Services	Reinsurance	Strong/MDI	Strong Studios	Total
Net product and services revenue	$24,600	$-	$11,286	$-	$35,886
Net premiums earned	-	8,765	-	-	8,765
Total revenue	24,600	8,765	11,286	-	44,651
Cost of products and services revenues	(19,965)	-	(6,530)	-	(26,495)
Net losses and loss adjustment expenses	-	(5,387)	-	-	(5,387)
Amortization of deferred policy acquisition costs	-	(2,206)	-	-	(2,206)
Selling and administrative expenses	(2,976)	(937)	(2,799)	29	(6,683)
Loss on disposal of assets	-	-	(72)	-	(72)
Total expenses	(22,941)	(8,530)	(9,401)	29	(40,843)
Income from operations	1,659	235	1,885	29	3,808
Other income	90	-	21,796	10	21,896
Income from discontinued operations before taxes	1,749	235	23,681	39	25,704
Income tax expense	(19)	-	(263)	-	(282)
Net income from discontinued operations	$1,730	$235	$23,418	$39	$25,422

Note 7. Equity Holdings and Fair Value Disclosures

The Company accounts for each of its equity holdings using either the fair value method, the equity method or the cost method. As of September 30, 2025, following the transfer of assets to the CVR Trust, the Company’s equity holdings consisted solely common shares of Saltire carried at $12.8 million, which is accounted for under the equity method. As of December 31, 2024, the Company held approximately $60.1 million in holdings in equity securities and other holdings, which included the following (in thousands):

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

Equity Method Holdings

As of September 30, 2025, the Company held approximately 26.8% of the outstanding common shares of Saltire. During the three and nine months ended September 30, 2025, the Company recorded an equity method loss on the shares of $6.6 million and $4.6 million, respectively. Based on quoted market prices, the market value of the Company’s ownership in common shares of Saltire was $10.4 million at September 30, 2025.

Each of the following equity method holdings were transferred to the CVR Trust in August 2025 and are no longer held by the Company. See Note 5 for additional details.

On January 4, 2021, FGMP was formed as a Delaware limited partnership to co-sponsor newly formed SPACs with their founders or partners, as well as other merchant banking interests. The Company was the sole managing member of the general partner of FGMP and held a limited partner interest of approximately 50% in FGMP directly and through its subsidiaries. FGMP participates as a co-sponsor of the SPACs launched under our SPAC Platform as well as merchant banking initiatives.

The Company recorded an equity method loss from FGMP of approximately $0.1 million during the three months ended September 30, 2025 and an equity method gain of $0.1 million during the nine months ended September 30, 2025. The Company made capital contributions of approximately $22,000 to FGMP during the nine months ended September 30, 2025.

The Company held direct limited liability company interests in FGAC Investors LLC, which holds equity interests in (i) FG Acquisition Corp., (ii) FG Merger Investors LLC, which maintains holdings in iCoreConnect (as defined below), and (iii) GreenFirst Forest Products Holdings, LLC, which holds equity securities in GreenFirst (as defined below). Management determined that it had the ability to exercise significant influence over FGAC Investors LLC, FG Merger Investors LLC and GreenFirst Forest Products Holdings, LLC, and accounted for each of these holdings under the equity method of accounting.

For the three and nine months ended September 30, 2025, the Company recorded an equity method loss on FG Merger Investors LLC of approximately $0 and $25,000, respectively. The Company recorded an equity method loss from GreenFirst Forest Products Holdings, LLC of approximately $0 and $0.1 million for the three and nine months ended September 30, 2025, respectively, and a loss of $0.7 million and $2.3 million from FGAC Investors LLC for the three and nine months ended September 30, 2025, respectively.

The Company recorded an equity method loss from FG Merger Investors II LLC (“FGMI”) of approximately $1,000 during the three months ended September 30, 2025 and an equity method gain of approximately $0.2 million during the nine months ended September 30, 2025. The Company made capital contributions of approximately $252,000 to FGMI during the nine months ended September 30, 2025. For the three and nine months ended September 30, 2025, the Company recorded an equity method gain on Aldel II LLC of approximately $13,000 and $87,000, respectively.

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

Fair Value Method Holdings as of December 31, 2024

Each of the following fair value method holdings were transferred to the CVR Trust in August 2025 and are no longer held by the Company. See Note 5 for additional details.

The carrying value of fair value method holdings is determined based on the security’s trading price multiplied by the number of shares held. As a result of the transfer of the fair value method holdings to the CVR Trust in August 2025 (see Note 5 for additional details), the Company did not have any fair value method holdings as of September 30, 2025. The following table summarizes the Company’s fair value method holdings as of December 31, 2024 (in thousands):

As of December 31, 2024	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount
GreenFirst common stock	$8,679	$-	$(3,340)	$5,339
iCoreConnect common shares	8	104	-	112
OppFi common stock and warrants	29	283	-	312
Total fair value method holdings	$8,716	$387	$(3,340)	$5,763

GreenFirst Forest Products Inc. (“GreenFirst”) is a publicly-traded Canadian company focused on environmentally sustainable forest management and lumber production. The Company held shares of GreenFirst directly that were accounted for at fair value based on observable quoted market prices. The Company also held GreenFirst common shares through an equity method holding in GreenFirst Forest Products Holdings LLC (see Equity Method Holdings below).

iCoreConnect Inc. (“iCoreConnect”) is a cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise platform of applications and services. The Company held shares of iCoreConnect directly that are accounted for at fair value based on observable quoted market prices. The Company also held iCoreConnect shares and warrants through an equity method holding in FGMP (see Equity Method Holdings below).

OppFi Inc. (“OppFi”) is a publicly-traded tech-enabled, mission-driven specialty finance platform that broadens the reach of community banks to extend credit access to everyday Americans. The Company accounted for its common shares and warrants of OppFi using the fair value method based on observable quoted market prices.

Cost Method Holdings without Readily Determinable Fair Value as of December 31, 2024

Each of the following cost method holdings was transferred to the CVR Trust in August 2025 and are no longer held by the Company. See Note 5 for additional details.

In addition to our equity method and fair value method holdings, other holdings which do not have a readily determinable fair value were accounted for at their cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions. When the Company observed an orderly transaction of an investee’s identical or similar equity securities, the Company adjusted the carrying value based on the observable price as of the transaction date. Any profit distributions the Company received on these holdings were included in net holdings income. Management was not aware of any issuances of identical or similar equities during the nine months ended September 30, 2025. As a result, the carrying value of holdings without readily determinable fair value did not change during 2025.

The Company’s other holdings included a convertible promissory note and a senior unsecured promissory note.

On September 29, 2023, the Company invested $250,000 in a convertible promissory note with ThinkMarkets, all of which was repaid as of September 30, 2025.

On March 16, 2023, the Company invested $200,000 in a senior unsecured loan to Craveworthy LLC (“Craveworthy”). The loan had an interest rate of 13% and a maturity of March 15, 2024. The senior unsecured note was amended to a convertible bridge loan on October 17, 2023, and the maturity date was changed to October 16, 2024. In November 2024, the Company and Craveworthy extended the maturity date to April 16, 2025. The Company expected the maturity date would be extended again, however, the loan was transferred to the CVR Trust in August 2025.

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

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional appraisers could be incorrect;

●	the past operating performance and cash flows generated from the investee’s operations may not reflect their future performance; and

●	the estimated fair values for holdings for which observable market prices are not available are inherently imprecise.

The Company did not record an impairment on its holdings during the three or nine months ended September 30, 2025.

Net holdings gain for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Realized (loss) gain on common stock holdings	$578	$55	$1,056	$550
Unrealized gain (loss) in value on common stock holdings	(1,250)	4,108	(2,537)	(2,267)
Gain (loss) on equity method holdings	(7,372)	(7,090)	(6,903)	(8,896)
Dividend income	754	–	754	–
Other	1	291	162	566
Net loss on equity holdings and other holdings	$(7,289)	$(2,636)	$(7,468)	$(10,047)

During the three and nine months ended September 30, 2025, the Company recorded an equity method loss on the shares of $6.6 million and $4.6 million, respectively. The remainder of the net loss on equity holdings and other holdings for the three and nine months ended September 30, 2025 related to holdings distributed to the CVR Trust in August 2025.

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

The Company did not hold any financial instruments measured, on a recurring basis, at fair value as of September 30, 2025. As of December 31, 2024, the Company held financial instruments measured, on a recurring basis, at fair value in accordance with the guidance promulgated by the FASB as follows (in thousands):

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Oppfi warrants	$312	$–	$–	$312
iCoreConnect common shares and warrants	112	–	–	112
GreenFirst common stock	5,339	–	–	5,339
	$5,763	$–	$–	$5,763

The following table provides a rollforward of nonrecurring Level 3 fair value measurements for the nine months ended September 30, 2025 (in thousands):

Assets:
Convertible notes
Balance, December 31, 2024	$248
Increase in fair value of convertible note	-
Repayments	(48)
Transfer to CVR Trust	(200)
Balance, September 30, 2025	$-

Note 8. Property, Plant and Equipment

Property, plant and equipment primarily consists of the Company’s real estate and is presented net of accumulated depreciation for a net book value of $2.2 million and $2.4 million as of September 30, 2025 and December 31, 2024, respectively. Depreciation expense from continuing operations for the nine months ended September 30, 2025 and 2024 was $0.2 million and $0.3 million, respectively.

The Company signed a non-binding letter of intent to sell its Quebec property for $15.0 million CAD. Following repayment of the installment note, the transaction is expected to generate approximately $8.0-$9.0 million USD in net pretax proceeds. The letter of intent does not constitute a binding agreement, and there can be no assurance that a definitive sale agreement will be reached or that the transaction will be completed. The transaction, if completed, is expected to close during the first quarter of 2026, subject to the execution of definitive agreements, completion of due diligence, and satisfaction of customary closing conditions.

Note 9. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of September 30, 2025 and December 31, 2024.

The Tax Cuts and Jobs Act provides for a territorial tax system, which began in 2018, and includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The GILTI provisions also allow for a high-tax exclusion if the effective tax rate of the tested income is greater than 18.9%. The Company has evaluated these regulations in determining the appropriate amount of the inclusion for its income tax provision. For the nine months ended September 30, 2024, the Company estimated it would be in a GILTI tested loss position for purposes of its income tax provision. For the nine months ended September 30, 2025, the Company was in a GILTI tested loss position.

The Tax Code requires U.S. shareholders to include its share of its Controlled Foreign Corporation’s (“CFC”) income from dividends, interest, rents, and various other types of income, called Subpart F Income. During the nine months ended September 30, 2025, the Company incurred interest income from its foreign CFCs and is utilizing the high-tax exclusion for purposes of the provision for the nine months ended September 30, 2025.

Changes in tax laws may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. The Company is subject to possible examinations not yet initiated for Federal purposes for the fiscal years 2022 through 2024. The Company is also subject to possible examinations for state and local purposes. In most cases, these examinations in the state and local jurisdictions remain open based on the particular jurisdiction’s statute of limitations.

Note 10. Equity Incentive Plan Grants

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was originally approved by the Company’s stockholders on October 1, 2021, and has subsequently been amended, most recently pursuant to Amendment No. 3 approved by stockholders on July 23, 2025, to increase the number of shares authorized for issuance under the 2021 Plan to 10.0 million shares. The purpose of the 2021 Plan is to attract and retain directors, consultants, officers and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2021 Plan is administered by the Compensation and Management Resources Committee of the Board and has a term of ten years. The 2021 Plan awards may be in the form of stock options (which may be incentive stock options or nonqualified stock options), stock appreciation rights (“SARs”), restricted shares, RSUs, and other share-based awards. As of September 30, 2025, there were approximately 10.0 million shares remaining available for future issuance.

In addition, on March 24, 2023, the Board approved an employee stock purchase plan (“FGF ESPP Plan”) whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company’s common shares in the open market. The Company matches 100% of the employee’s contribution amount after thirty days of employment.

Total stock-based compensation expense for the nine months ended September 30, 2025 and September 30, 2024 was approximately $7.8 million and $1.2 million, respectively. The increase in stock-based compensation expense in the current period is primarily related to the issuance of warrants in connection with the Private Placement Offering. See Note 11 for additional details. Effective July 31, 2025, the Compensation and Management Resources Committee of the Board of Directors also approved the acceleration of all unvested restricted stock units.

As of September 30, 2025, total unrecognized stock compensation expense of approximately $0.1 million remained, all of which related to stock options, and will be recognized through June 2028. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2025:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2024	31,328	$49.42
Granted	20,608	16.98
Vested	(50,869)	36.29
Forfeited	(1,067)	49.00
Non-vested units, September 30, 2025	-	$-

Stock Options

The following table summarizes activity for stock options for the nine months ended September 30, 2025:

Common Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2024	26,790	$79.78	5.9	$35.44	$–
Granted	–	–	–	–	–
Exercised	–	–	–	–	–
Expired	(60)	51.83	–	31.00	–
Forfeited	(240)	51.83	–	31.00	–
Outstanding, September 30, 2025	26,490	$71.66	5.0	$35.49	$–
Exercisable, September 30, 2025	16,016	$74.73	4.2	$33.78	$–

The tables above include activity for restricted stock units and stock options for FG Nexus, FGH, and Strong Global Entertainment.

Note 11. Warrants

In connection with the Private Placement Offering, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with ThinkEquity, dated July 29, 2025, pursuant to which ThinkEquity served as placement agent in connection with the Private Placement Offering. The Company paid ThinkEquity a cash placement fee of $6,000,000, or 3.0% of the aggregate purchase price paid by the PIPE Purchasers (as defined below) in the Private Placement Offering. We also issued ThinkEquity warrants (the “Placement Agent Warrants”) to purchase up 3.0 million shares of Common Stock, at a price per share equal to $5.50.

In August 2025, the Company entered into side letter agreement (the “Side Letter Agreement”) with OGroup LLC to induce certain members of OGroup LLC to execute employment agreements with the Company. Pursuant to the Side Letter Agreement the Company issued warrants to purchase a total of 0.7 million shares of Common Stock at a price per share of $5.00 to certain individuals affiliated with OGroup LLC.

In connection with the Private Placement Offering and the Company’s establishment of the Company’s cryptocurrency treasury operations warrants to purchase an aggregate of 0.7 million shares of Common Stock at a price per share of $5.00 were issued to certain entities affiliated with FG Merchant Partners.

The following table summarizes activity for warrants for the nine months ended September 30, 2025:

Warrants	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)
Outstanding, December 31, 2024	22,580	$71.88	2.3
Granted	4,360,000	5.34
Exercised	–
Expired	–
Outstanding, September 30, 2025	4,382,580	$5.69	9.8

Note 12. Related Party Transactions

Related party transactions are carried out in the normal course of operations and are measured in part by the amount of consideration paid or received, as established and agreed by the parties. Except where disclosed elsewhere in these condensed consolidated financial statements, the following is a summary of related party transactions.

Limited Liability Company Interests

The Company participated as a limited partner in a fund that was unwound during 2023.

As a result of the winddown, the Company held a direct limited liability company interests in FGAC Investors LLC, FG Merger Investors LLC, and GreenFirst Forest Products Holdings, LLC. Mr. Cerminara and Mr. Swets, the head of the Company’s merchant banking business, serve as managers of FGAC Investors LLC and FG Merger Investors LLC, while Mr. Cerminara ultimately controls GreenFirst Forest Products Holdings, LLC. The Company’s interest in each of these LLC’s was transferred to the CVR Trust in August 2025.

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

FGMP has invested in the founder shares and warrants of Aldel Financial Inc., FG Merger Corp, FG Acquisition Corp, Aldel Financial II Inc., FGC and Craveworthy. Certain of our directors and officers are affiliated with these entities. The Company’s ownership interest in each of these entities was distributed to the CVR Trust in August 2025.

FG Communities

In October 2022, the Company directly invested $2.0 million into FGC, which was included in other holdings on the condensed consolidated balance sheet as of December 31, 2024. The Company also held an interest through its ownership in FGMP. As noted above, the Company’s ownership interest in FGC was distributed to the CVR Trust in August 2025. FGC is a self-managed real estate company focused on a growing portfolio of manufactured housing communities which are owned and operated by FGC. Mr. Cerminara is the President and a director of FGC.

Craveworthy

On March 16, 2023, the Company invested $0.2 million in a senior unsecured loan to Craveworthy. Mr. Swets has an indirect interest in Craveworthy, independent from the interests held by the Company through its ownership in FGMP. As noted above, the Company’s ownership interest in Craveworthy was distributed to the CVR Trust in August 2025.

FG Imperii Investors

During the third quarter of 2025, the Company entered into a promissory note with FG Imperii Investors LLC (“FGII”) pursuant to which the Company agreed to loan approximately $0.2 million to FGII. FGII is the sponsor of FG Imperii Acquisition Corp., a SPAC in the process of completing its initial public offering. The promissory note is payable on the date FG Imperii Acquisition Corp. consummates its initial public offering. Certain of our directors and officers are affiliated with FGII.

Saltire

The Company owns real estate in Canada that it leases to a wholly-owned subsidiary of Saltire. Pursuant to the terms of the lease, the Company receives annual rental income of $0.4 million. Mr. Swets, the head of the Company’s merchant banking business, serves as the Executive Chair and is a member of the Board of Directors of Saltire. Mr. Cerminara, the Chief Executive Officer and Chairman of the Company’s Board of Directors, and Richard Govignon, a member of the Company’s Board of Directors, serve as members of the Board of Directors of Saltire.

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

The Company paid $1.3 million to FGM under the Shared Services Agreement for each of the nine months ended September 30, 2025 and 2024, respectively. This amount is included in General and administrative expenses on the consolidated statement of operations.

Note 13. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted:
Net income loss from continuing operations	$(3,137)	$(5,581)	$(7,384)	$(18,133)
Net loss attributable to non-controlling interest	-	-	-	160
Dividends declared on Series A Preferred Shares	(447)	(447)	(1,341)	(963)
Income (loss) attributable to FG Nexus common shareholders from continuing operations	$(3,584)	$(6,028)	$(8,725)	$(18,936)
Weighted average common shares outstanding	11,713	1,143	4,792	986
Loss per common share from continuing operations	$(0.31)	$(5.27)	$(1.82)	$(19.20)

The following potentially dilutive securities outstanding as of September 30, 2025 and 2024 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of September 30,
	2025	2024
Options to purchase common stock	26,490	37,210
Restricted stock units	-	32,943
Warrants	4,382,580	22,580
Pre-Funded Warrants	3,473,189	-

Note 14. Debt

The Company’s short-term debt consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Short-term debt:
20-year installment loan	$1,921	$1,939
Revolving credit facility	-	-
Insurance debt	-	137
Total short-term debt	1,921	2,076
Less: deferred debt issuance costs, net	(3)	(8)
Total short-term debt, net of issuance costs	$1,918	$2,068

Installment Loan and Revolving Credit Facility

In January 2023, Strong/MDI and Canadian Imperial Bank of Commerce (“CIBC”) entered into a demand credit agreement (the “2023 Credit Agreement”), which amended and restated the prior credit agreement entered into in 2021. The 2023 Credit Agreement consists of a revolving line of credit for up to CAD$5.0 million and a 20-year installment loan for up to CAD$3.1 million. Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the 20-year installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the 20-year installment loan at any time. The 2023 Credit Agreement is secured by a lien on the manufacturing facility in Quebec, Canada that is leased to Strong/MDI. The 2023 Credit Agreement requires our subsidiary in Canada to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. In connection with the IPO of Strong Global Entertainment, the 20-year installment note did not transfer to the Company. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the IPO of Strong Global Entertainment. Also on January 19, 2024, the Company and CIBC entered into a second amendment to the 2023 Credit Agreement. Pursuant to the amendment, the credit limit for the revolving line of credit was reduced to CDN$1.4 million. The 20-year installment note bears variable interest at 5.2% as of September 30, 2025. The Company was in compliance with its debt covenants as of September 30, 2025.

As noted above, the Company signed a non-binding letter of intent to sell its Quebec property. The Company will utilize a portion of the proceeds generated from the sale of the facility to repay the installment loan.

Note 15. Commitments and Contingencies

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

As of September 30, 2025, the Company has a loss contingency reserve of approximately $0.4 million, which represents our estimate of the potential losses related to the settlement of various open proceedings and claims. Management does not expect the resolution of these proceedings and claims to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Note 16. Segment Reporting

The Company has two operating segments – digital assets and merchant banking. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax. The Company’s digital assets segment includes the operations related to the ETH treasury strategy. Our merchant banking segment includes our equity and other holdings. The “other” category primarily includes rental income and expenses related to the Company’s real estate in Canada and the land and building previously owned and operated by Digital Ignition.

The following tables present the financial information for each segment that is specifically identifiable or based on allocations using internal methodology for the three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended September 30, 2025
	Digital Assets	Merchant Banking	Other	Total
ETH staking rewards	$641	$-	$-	$641
Other revenue	-	147	104	251
Total revenue	641	148	103	892

Compensation costs	(171)	(231)	-	(402)
Professional fees	(293)	(121)	-	(414)
Bank and custodial fees	(38)	(1)	-	(39)
Realized loss on cryptocurrency assets	(21)	-	-	(21)
Unrealized gain on ETH digital assets	14,078	-	-	14,078
Loss on equity holdings	-	(7,289)	-	(7,289)
Depreciation and amortization	-	-	(74)	(74)
Other operating expenses	(2)	(32)	-	(34)
Interest expense, net	-	-	(11)	(11)
Segment income (loss) before taxes	14,194	(7,527)	19	6,686

Corporate and other non-segment operating expenses				(2,394)
Stock-based compensation				(7,350)
Interest income, net				24
Loss from continuing operations before taxes				$(3,034)

	Three Months Ended September 30, 2024
	Digital Assets	Merchant Banking	Other	Total
ETH staking rewards	$-	$-	$-	$-
Other revenue	-	-	110	110
Total revenue	-	-	110	110

Compensation costs	-	(201)	-	(201)
Professional fees	-	(120)	-	(120)
Loss on equity holdings	-	(2,636)	-	(2,636)
Depreciation and amortization	-	-	(75)	(75)
Other operating expenses	-	(32)	-	(32)
Interest expense, net	-	-	(40)	(40)
Segment income (loss) before taxes	-	(2,989)	(5)	(2,994)

Corporate and other non-segment operating expenses				(2,183)
Stock-based compensation				(440)
Interest income, net				4
Loss from continuing operations before taxes				$(5,613)

	Nine Months Ended September 30, 2025
	Digital Assets	Merchant Banking	Other	Total
ETH staking rewards	$641	$-	$-	$641
Other revenue	-	385	311	696
Total revenue	641	395	301	1,337

Compensation costs	(171)	(700)	-	(871)
Professional fees	(293)	(362)	-	(655)
Bank and custodial fees	(38)	(2)	-	(40)
Realized loss on cryptocurrency assets	(21)	-	-	(21)
Unrealized gain on ETH digital assets	14,078	-	-	14,078
Loss on equity holdings	-	(7,468)	-	(7,468)
Depreciation and amortization	-	-	(221)	(221)
Other operating expenses	(2)	(75)	-	(77)
Interest expense, net	-	-	(69)	(69)
Segment income (loss) before taxes	14,194	(8,222)	21	5,993

Corporate and other non-segment operating expenses				(5,381)
Stock-based compensation				(7,775)
Interest income, net				24
Loss from continuing operations before taxes				$(7,139)

	Nine Months Ended September 30, 2024
	Digital Assets	Merchant Banking	Other	Total
ETH staking rewards	$-	$-	$-	$-
Other revenue	-	-	594	594
Total revenue	-	-	594	594

Compensation costs	-	(508)	-	(508)
Professional fees	-	(280)	-	(280)
Loss on equity holdings	-	(10,047)	-	(10,047)
Depreciation and amortization	-	-	(306)	(306)
Other operating expenses	-	(69)	73	4
Impairment	-	-	(1,475)	(1,475)
Interest expense, net	-	-	(191)	(191)
Segment income (loss) before taxes	-	(10,904)	(1,305)	(12,209)

Corporate and other non-segment operating expenses				(6,705)
Stock-based compensation				(1,165)
Bargain purchase on acquisition				1,831
Interest expense, net				(14)
Loss from continuing operations before taxes				$(18,262)

The following table presents the Company’s specifically identifiable assets for each of the Company’s segments as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Digital Assets	Merchant Banking	Other	Total
Segment assets	$210,435	$12,845	$21,457	$244,737

	December 31, 2024
	Merchant Banking	Digital Assets	Other	Total
Segment assets	$60,073	$-	$49,396	$109,469

The “other” segment assets includes $10.4 million and $39.8 million of assets of discontinued operations as of September 30, 2025 and December 31, 2024, respectively, which are related to the Company’s reinsurance and managed services businesses.

Note 17. Subsequent Events

Share Repurchase Program

In September 2025, the Company’s Board adopted a share repurchase program to acquire up to $200 million of the Company’s outstanding common stock (the “Share Repurchase Program”). The Stock Repurchase Program, which is open-ended, allows the Company to repurchase its Common Stock from time to time in the open market and in negotiated transactions. Any repurchases conducted pursuant to the Share Repurchase Program will be in accordance with Rule 10b-18 of the Exchange Act and will be made in accordance with applicable laws and regulations in effect from time to time. Subject to applicable rules and regulations, the shares of common stock may be purchased from time to time in the open market transactions and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations.

The Company had no activity under the share repurchase program during the three or nine months ended September 30, 2025. Commencing on October 23, 2025, and through November 12, 2025, the Company has purchased a total of approximately 2.6 million shares of its Common Stock at a total cost (including commissions) of approximately $10.1 million, representing approximately 6% of the Company’s common stock outstanding immediately prior to implementation of the program. All repurchased shares are recorded as treasury stock.

Master Lending Agreement

In October 2025, the Company entered into a master digital currency loan agreement (“MLA”) pursuant to which the Company may deliver to the lender a lending request for a borrowed asset from the lender. If the lender agrees to make a loan, then the lender shall transmit to the Company either (a) digital currency to the Company’s digital currency address or (b) cash via the Company’s wire instructions. The specific and final terms of a loan shall be memorialized in a loan term sheet (a “Loan Term Sheet”). In the event of any conflict of the terms between the MLA and the terms of an applicable Loan Term Sheet, the terms of the relevant Loan Term Sheet shall govern. All Loans under the MLA are callable by the lender and may be pre-paid by the Company. Loans under the MLA shall terminate upon the maturity date or the exercise by the Company or the lender of the callable option. The MLA requires that the Company provide collateral for all loans in an amount to be agreed upon by the Company and the lender as set forth in the applicable Loan Term Sheet. The Company’s collateral for a loan is subject to margin calls and fees, the particulars of which are delineated in the applicable Loan Term Sheet.

In connection with the MLA, the Company entered into an account control agreement, dated October 29, 2025 (the “ACA”) by and between one of the Company’s digital asset custodians (the “Custodian”), the Company and the lender. The Company maintains some of its ETH holdings with the Custodian. The ACA provides the Custodian will acknowledge the MLA between the Company and lender and that the Custodian will recognize that the lender may have a security interest in certain assets of the Company maintained at Custodian.

On October 30, 2025, the Company and lender executed a Loan Term Sheet (the “October 2025 LTS”). The October 2025 LTS provided for a $10.0 million loan with a Borrow Fee of 7.9% (the “October Loan”). The October Loan is evergreen, meaning the October Loan is not due until the recall delivery date, which is thirty (30) calendar days following the lender’s delivery of a recall request. The collateral for the October Loan is Staked ETH and the initial collateral level is 170%. The margin call rate is 140%. The October 2025 LTS also provides that the following additional terms shall also apply to the October Loan: (a) Post-Default Hedging Costs and (b) certain additional remedies in the event of a default under the MLA.

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

Unless context denotes otherwise, the terms “Company,” “FG Nexus” “we,” “us,” and “our,” refer to FG Nexus Inc., and its subsidiaries.

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

Management cautions that the forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, general conditions in the global economy; risks associated with operating in the digital assets and merchant banking industries, including inadequately priced insured risks and credit risk; risks of not being able to execute on our asset management strategy and potential loss of value of our holdings; risk of becoming an investment company; fluctuations in our short-term results as we implement our business strategies; risks of not being able to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; and potential conflicts of interest between us and our directors and executive officers.

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

Overview

FG Nexus, formerly known as Fundamental Global Inc., is a holding company incorporated in the state of Nevada. On December 9, 2022, the Company completed its reincorporation from a Delaware corporation to a Nevada corporation. On September 5, 2025, the Company changed its name from “Fundamental Global Inc.” to “FG Nexus Inc.” Our common stock and Series A preferred shares are currently listed on Nasdaq under the symbols “FGNX” and “FGNXP,” respectively. The Company currently conducts business through its business segments including digital assets and merchant banking.

Digital Assets

Following the strategic shift to a digital asset treasury strategy, our primary focus is on accumulating ETH as our primary treasury asset and increase our net asset value per share.

We recently initiated an ETH treasury strategy. ETH is the native token of the Ethereum network. Ethereum is the foundation of digital finance and settlement layer for the majority of stablecoins, Decentralized Finance (DeFi), and tokenized assets. We intend to accumulate ETH as a long-term treasury asset. Our goal is to acquire and grow our overall ETH position and utilize professional treasury strategies to increase our ETH holdings. We currently are solely invested in ETH. We may invest in other cryptocurrency or other assets in the future as we evaluate additional opportunities and transactions.

Our treasury strategy is focused on increasing net asset value through a combination of capital raising activities and treasury activities, currently including staking, and potentially other activities in the future. ETH serves as our primary treasury reserve asset, and we intend to focus on maximizing ETH accumulation and value accretion, while maintaining robust controls and oversight over these digital assets.

We expect the source of capital for our acquisitions of ETH, in the next twelve months, and beyond, will come from capital raises, future PIPEs, issuances made pursuant to our Sales Agreement and issuances of preferred stock or other structured credit/hybrid securities, as well as from potential divestitures of non-core assets such as our real estate. We intend to deploy net proceeds from future capital raising initiatives to scale our ETH treasury operations. As of September 30, 2025, we have accumulated 50,778 ETH.

Our yield strategies are currently focused exclusively on native Ethereum staking. We utilize third-party custodians, including Anchorage and BitGo (both as defined below) as well as third-party treasury management services including Galaxy Digital (as defined below) to carry out our staking strategy. Currently all ETH is held, and staking transactions are initiated and implemented, in and through our custodial accounts at Anchorage and Bitgo.

Staking rewards are issued natively by the Ethereum protocol and are deposited into our custodial wallet in the form of additional ETH. Reward amounts are determined based on the staked amount, validator performance (particularly uptime and attestation accuracy), overall network participation, and the protocol’s random selection process for block proposals. We currently intend to retain ETH rewards in the custodial wallets and allow rewards to compound. In the future, we may change our plans with respect to the handling of staking rewards.

We stake ETH directly in the Ethereum protocol through institutional-grade validator infrastructure, participating in both block validation and attestations to secure the network and support consensus. We earn rewards denominated in ETH for these activities. We currently do not commingle or pool funds with other participants. All ETH remains under our sole custody and ownership, and we maintain complete operational control over our validator fleet. At any time, we may independently exit a validator by executing the requisite transaction through our institutional custodian platforms, which include BitGo and Anchorage. All staking providers operating within these custodial frameworks utilize OFAC-compliant MEV relays, ensuring regulatory compliance while optimizing protocol-level rewards. In addition to direct staking, we are continuing to evaluate complementary strategies to generate increased yields, including institutional lending, liquid staking, restaking mechanisms, and other strategies.

We manage liquidity risks associated with staking by monitoring our potential liquidity needs and opportunities. We take a balanced approach and retain a portion of our ETH portfolio as unstaked to retain liquidity.

We are evaluating complementary yield-generation strategies, including leveraging institutional lending desks (e.g. Galaxy), liquid staking, restaking mechanisms, and other vetted institutional ETH vault managers. At the current time, we are continuing to evaluate opportunities to enhance long-term yield, but we are not actively engaged in those complimentary yield-generation activities nor have an anticipated timeline in which we intend to do so.

Agreements with Custodians

Our ETH is currently held with two institutional custodian platforms, pursuant to written agreements, which include Anchorage Digital Bank N.A., a national trust bank regulated by the Office of the Controller of the Currency (“Anchorage Digital”) and BitGo Trust Company, Inc., a South Dakota Trust chartered under the South Dakota Consolidated Laws and is supervised by the South Dakota Division of Banking (“BitGo”). All of our digital assets are in proprietary cold storage solutions at Anchorage and Bitgo.

We maintain internal controls requiring multiple levels of approval for access, initiation and approval of all transactions related to those assets. We also monitor and evaluate the internal controls of our third-party custodians, whose control environments and control procedures are subject to external audits. One element of our control procedures includes obtaining and evaluating the SOC-1 and SOC-2 reports issued by the custodians’ external auditors.

Our digital assets held by the custodians are fully segregated on-chain accounts, and as such they are not comingled with any of the custodians’ clients, or the custodians’ own balance sheet assets. Only we and our asset manager, Galaxy Digital (as defined below), have access to our ETH held by the custodians. Our custodians maintain insurance policies ranging from $100 million to $250 million for loss of property due to theft, robbery or burglary, as well as third-party computer and funds transfer fraud. However it is unlikely any form of insurance would cover 100% of our loss in the event of a total loss scenario. Our digital assets held by the custodians are not accessible by the custodians’ creditors and would never be used in the case of insolvency. As regulated entities, in the unlikely event of a custodian’s insolvency, the custodian would be liquidated by its regulator who would protect assets designated for the benefit of customers. Our digital assets are held by the custodians, such that our assets are our assets and not the assets of the custodian. Each of our custodial agreements are for a term of 1 year, with an automatic renewal if the agreement is not terminated in advance of the ending of the initial term of the agreements.

The foregoing summary of The Master Custody Service Agreement, dated July 17, 2025, between the Company and Anchorage Digital Bank N.A. and the BitGo Custodial Services Agreement, dated August 1, 2025, between the Company and BitGo Trust Company, Inc. do not purport to be complete and readers are referred to the complete text of the actual agreements, copies of which are attached hereto as Exhibits 10.18 and 10.19 and are herein incorporated by reference.

Galaxy Asset Management Agreement

We entered into an Asset Management Agreement, dated July 21, 2025 (the “Asset Management Agreement”) with Galaxy Digital Capital Management LP (“Galaxy Digital”). Galaxy Digital shall provide discretionary investment management services with respect to, among other assets (including without limitation certain subsequently raised funds), our proceeds from the Price Placement Offering (the “Account Assets”) in accordance with the terms of the Asset Management Agreement. Galaxy Digital will pursue a long-only investment strategy investing in ETH only, which strategy may include staking, restaking and liquid staking ETH to improve returns (the “ETH Strategy”). The ETH Strategy (and its risk-adjusted returns) will be overseen by our designated authorized persons. The custodian under the Asset Management Agreements will consist of Anchorage, BitGo and potentially other cryptocurrency custodians agreed to by us and Galaxy Digital.

The Company shall pay Galaxy Digital a tiered asset-based fee (the “Asset-based Fee”) ranging from 0.75% to 1.25% per annum of the Galaxy Digital’s Account Assets under management; provided, however, that the minimum Asset-based Fee payable to Galaxy Digital in any given month shall be $83,333.33 ($1 million per annum). The Asset-based Fee shall be calculated and invoiced to us on the first business day of each calendar month in arrears for the previously-concluded month, as determined by Galaxy Digital in a commercially reasonable manner and in good faith, by reference to such pricing source as agreed between the Galaxy Digital and us from time to time. For any asset prices not available on Coinbase, Galaxy Digital shall determine the value of such assets in a commercially reasonable manner and in good faith by reference to reputable industry sources.

The Asset Management Agreement was effective on July 21, 2025 and will, unless early terminated in accordance with the provisions of the Asset Management Agreement, continue in effect until the July 21, 2028, and, unless terminated in accordance with its terms, shall thereafter continue for successive one-year renewal periods upon the mutual agreement of the Galaxy Digital and us (each, a “Renewal Period”, and the period during which this Agreement is in effect, the “Term”). This Asset Management Agreement may be terminated at any time for Cause by us or Galaxy Digital upon at least thirty (30) days prior written notice to the other Party. In addition, at any time after the date that is three years after the Effective Date, this Agreement may be terminated at any time by us, by providing 90 days’ written notice to Galaxy Digital. The Asset Management Agreement defines the term “Cause” as (i) with respect to the Galaxy Digital, (a)(1) fraud, (2) material breach of its obligations under this Agreement, or (3) any action or omission constituting gross negligence in performing its obligations under this Agreement; provided, that Galaxy Digital shall have a cure period of thirty (30) days following notice of an occurrence of (1) or (2) if such breach, action or omission, as applicable is curable), (b) an act of insolvency, as defined in the Asset Management Agreement, occurring with respect to the Galaxy Digital; provided that an act of insolvency shall not be deemed to occur if Galaxy Digital assigns its obligations under this Agreement to an affiliate that is not subject to an Act of Insolvency, and (c) is dissolved; provided that such dissolution shall not be deemed to occur if the Galaxy Digital assigns its obligations under this Agreement to an affiliate that is not subject to dissolution; and (ii) with respect to us (a) a material breach by us of our obligations under the Asset Management Agreement (provided, that we shall have a cure period of thirty (30) days following notice of breach in the case of any such breach that is susceptible of cure) or (b) it becomes unlawful under any applicable law (as determined by Galaxy Digital in its sole discretion) for Galaxy Digital to perform its obligations under the Asset Management Agreement, in which case Galaxy Digital may immediately suspend its performance of all obligations under this Agreement and may terminate the Asset Management Agreement with three days prior written notice. Termination shall not affect liabilities or obligations incurred or arising from transactions initiated under the Asset Management Agreement prior to such termination, including the provisions regarding arbitration, which shall survive any expiration or termination of the Asset Management Agreement.

The foregoing summary of the Asset Management Agreement does not purport to be complete and readers are referred to the complete text of the Asset Management Agreement, which is attached hereto as Exhibit 10.4 and is herein incorporated by reference.

Background on Ethereum

Ethereum is an open-source, decentralized blockchain that went live on July 30, 2015; its native digital asset, ether (“ETH”), is required to pay transaction fees and for computation on the network (often called “gas,” commonly quoted in gwei, where 10^9 gwei = 1 ETH). The Ethereum network’s software is maintained by multiple independent client teams and upgraded through the public Ethereum Improvement Proposal (“EIP”) process; developers publish proposed changes in the open, and upgrades are only activated if node operators and validators voluntarily download and run client releases implementing them—no single entity controls the protocol. In practice, community consensus among client teams, researchers, node operators, validators, application developers and users drive adoption of upgrades; updates are not “automatically” adopted and take effect only to the extent validators and nodes choose to run the new code.

At genesis, 72.0 million ETH were created and distributed as follows: 60.0 million ETH (≈83.33%) sold to the public in a 2014 crowd sale; 6.0 million ETH (≈8.33%) to the Ethereum Foundation; 3.0 million ETH (≈4.17%) to developers; and 3.0 million ETH (≈4.17%) to a developer purchase program. Subsequent supply growth was originally driven by issuance to miners under proof-of-work; in August 2021, the EIP-1559 upgrade introduced a protocol-set base fee that is burned (permanently removed from supply) plus a separate priority fee (tip) to compensate block producers. On September 15, 2022, Ethereum completed “the Merge,” transitioning to proof-of-stake, under which validators stake ETH (a full validator currently requires a 32-ETH deposit) to propose and attest to blocks and earn protocol rewards, subject to penalties and potential slashing (loss of a portion of staked ETH) for malicious behavior or certain faults. On March 13, 2024, the Dencun upgrade (including EIP-4844) added “blob” data space intended to reduce data costs for Layer-2 rollups that settle to Ethereum, improving throughput economics for those systems.

ETH serves as: (i) gas to pay for transactions and smart-contract computation on the base layer (the required base fee is burned; users may add a priority tip); (ii) economic security for the network via staking by validators; and (iii) widely used collateral and medium of exchange across decentralized finance (“DeFi”) applications and for purchasing or minting non-fungible tokens (“NFTs”) on Ethereum.

ETH does not have a fixed maximum supply under the protocol; net supply varies over time based on issuance (primarily to validators) less burns under EIP-1559, and has at times been net-inflationary and at other times net-deflationary depending on network activity. As of August 23, 2025, ETH’s circulating supply is approximately 120.7 million ETH. ETH’s market capitalization is approximately $570 billion; 24-hour spot trading volume is approximately $63.6 billion; and 30-day cumulative spot volume is approximately $748.3 billion, implying a 30-day average daily volume of about $25 billion/day; figures are sourced from a widely used third-party aggregator and are volatile

Ethereum’s base-layer protocol is open-source and developed through the EIP process (see EIP-1), with public discussion and review among core developers, independent client teams, researchers, node operators, validators, and users; upgrades are implemented in client software and become effective on-chain only as operators and validators elect to run the upgraded clients. This decentralized, opt-in governance model means no central authority can unilaterally impose changes to the network. Of additional note, transaction fees on Ethereum are only payable in ETH, and gas prices are often quoted in gwei (1 ETH = 1,000,000,000 gwei). Staking exposes validators to potential slashing penalties (e.g., for double-signing or extended downtime) under protocol rules

Merchant Banking

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

Recent Developments and Transactions

Private Placement Offering

In July 2025, we entered into securities purchase agreement with certain accredited investors (the “Purchasers”) pursuant to which we agreed to sell and issue to the Purchasers in a private placement offering (the “Private Placement Offering”) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 40,000,000 shares (the “Pre-Funded Warrant Shares,”) of our common stock, par value $0.001 per share (the “Common Stock”) at an offering price of $5.00 per Pre-Funded Warrant payable at the option of the Purchaser in cash, Bitcoin, USDC or ETH. The Private Placement Offering closed in August 2025. Upon the effectiveness of the September Charter Amendment, approximately 34.0 million Pre-Funded Warrants automatically converted into shares of our Common Stock. As of November 12, 2025, a total of approximately 38.7 million Pre-Funded Warrants have been converted into our Common Stock, and approximately 1.3 million Pre-Funded Warrants remained unconverted.

Charter Amendments

As approved by a majority of its stockholders by written consent, dated July 23, 2025, we filed a certificate of amendment to our amended and restated articles of incorporation with the Nevada Secretary of State on September 5, 2025 to (i) increase the total number of authorized shares of Common Stock from 4.0 million to 1.0 billion, (ii) increase the total the number of authorized shares of preferred stock, par value $.001 per share (the “Undesignated Preferred Stock”) from 100.0 million to 500.0 million, (iii) increase the total the number of authorized shares of 8% cumulative preferred stock, Series A (the “Series A Preferred Stock”) from 1.0 million to 15.0 million and (iv) change the name of the Company to “FG Nexus Inc.” (the “September Charter Amendment”). The September Charter Amendment was declared effective on September 5, 2025.

A majority of our stockholders approved, by written consent, dated September 4, 2025, a certificate of amendment to our amended and restated articles of incorporation (the “October Charter Amendment”) to (a) increase the total number of authorized shares of Common Stock from 1.0 billion shares to 900.0 billion shares and the total number of authorized shares of preferred stock from 500.0 million shares to 100.0 billion shares (collectively, the “Preferred Stock”), of which (i) 10.0 billion shares of Preferred Stock (increased from 15.0 million) are designated 8% cumulative preferred stock, Series A, par value $25.00 (the “Series A Preferred Stock”), and (ii) 90.0 billion shares of Preferred Stock (increased from 485.0 million shares) are undesignated preferred stock, par value $.001 per share (the “Undesignated Preferred Stock”), (b) require that certain “Concurrent Jurisdiction Actions” and “Internal Actions” (as such terms are defined in NRS 78.046, collectively, the “Internal Actions”) must be brought solely or exclusively in the Eighth Judicial District Court of Clark County in the State of Nevada and that such Internal Actions should be tried before a judge rather than a jury, in accordance with NRS 78.046(4); (c) clarify that any change of the Company’s name shall not require consent of the Company’s stockholders, in accordance with NRS 78.390(8); (d) have the Company “opt out” of the interested stockholder combination provisions set forth in NRS Sections 78.411 to 78.444, inclusive; and (e) have the Company “opt out” of the control share provisions set forth in NRS Sections 78.378 to 78.3793, inclusive (the “Additional Charter Amendment”). In connection with the Additional Charter Amendment, we also intend to amend our By-laws to clarify the applicable voting thresholds for proposed amendments to the By-Laws. The October Charter Amendment was filed with and declared effective by the Secretary of State of the State of Nevada, on October 7, 2025.

Asset Transfer and CVR Trust

In August 2025, in connection with the Private Placement Offering and the launch of our treasury strategy, we transferred a significant portion of our legacy assets (the “Asset Transfer”) to a trust (the “CVR Trust”) established in connection with the creation of contingent value rights (“CVRs”) for the benefit of our stockholders as of August 8, 2025. We distributed the CVRs prior to the effectiveness of the Charter Amendment and the exercise of any of the Pre-Funded Warrants sold in the Private Placement Offering. The CVRs represent the contractual right to receive a pro rata portion of the net proceeds received by the CVR Trust upon the future disposition, if any, of the assets transferred to the CVR Trust by the Company

Following the Asset Transfer, we retained assets relating to, among other things, our reinsurance business, our merchant banking business, certain real estate assets, and certain equity holdings.

ATM Offering

On August 7, 2025, we entered into a Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which we may offer and sell, from time to time through the Sales Agent, up to such number or dollar amount of shares that would not (a) exceed the number or dollar amount of shares of Common Stock registered on the effective registration statement pursuant to which the offering is being made, (b) exceed the number of authorized but unissued shares of Common Stock (less shares of Common Stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from our authorized capital stock), (c) exceed the number or dollar amount of shares of Common Stock permitted to be sold under Form S-3 or (d) exceed the number or dollar amount of shares of Common Stock for which the Company has filed a Prospectus Supplement (defined below) (the lesser of (a), (b), (c) and (d), the “Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), subject to the terms and conditions of the Sales Agreement. We filed a Registration Statement on Form S-3 offering up to $5 billion of the Shares. Under the Sales Agreement, the Sales Agent may sell the Shares in sales deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through The Nasdaq Global Market or any other existing trading market for the Common Stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. We may instruct the Sales Agent not to sell the Shares if the sales cannot be effected at or above the price designated us from time to time. Through September 30, 2025, we sold a total of approximately 2.0 million shares of Common Stock pursuant to the Sales Agreement, which generated gross proceeds of approximately $14.6 million. Through October 12, 2025, we sold a cumulative total of approximately 2.1 million shares of Common Stock pursuant to the Sales Agreement, which generated gross proceeds of approximately $15.5 million. As of October 13, 2025, the Company suspended the ATM. While the Company plans to reinstate the ATM and to sell additional Shares, as of the date of this Quarterly Report on Form 10-Q (this “Form 10-Q”), the reinstatement of the ATM has not yet occurred.

Share Repurchase Program

In September 2025, our Board adopted a share repurchase program to acquire up to $200 million of our outstanding common stock (the “Share Repurchase Program”). The Stock Repurchase Program, which is open-ended, allows us to repurchase our Common Stock from time to time in the open market and in negotiated transactions. Any repurchases conducted pursuant to the Share Repurchase Program will be in accordance with Rule 10b-18 of the Exchange Act and will be made in accordance with applicable laws and regulations in effect from time to time. Subject to applicable rules and regulations, the shares of common stock may be purchased from time to time in the open market transactions and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements, and other business considerations.

We had no activity under the share repurchase program during the three or nine months ended September 30, 2025. Commencing on October 23, 2025, and through November 12, 2025, we have purchased a total of approximately 2.6 million shares of our Common Stock at a total cost (including commissions) of approximately $10.1 million, representing approximately 6% of our common stock outstanding immediately prior to implementation of the program. All repurchased shares are recorded as treasury stock.

Agreement to Sell Reinsurance Business

In October 2025, we entered into an agreement to sell the remaining portion of its reinsurance business. Pursuant to the agreements, we will receive (1) the release of $3.3 million of collateral that we had posted in connection with certain reinsurance contracts; (2) the payment of $1.0 million in cash; and (3) a 40% equity interest in the entity purchasing the reinsurance business. Additionally, pursuant to the agreements, we agreed to leave $1.3 million dollars in cash in the reinsurance business in exchange for a promissory note in the amount of $1.3 million that accrues interest at a rate of 6% per annum with all principal and accrued interest due and payable on June 30, 2027. See our Current Report on Form 8-K filed on October 28, 2025 for additional details.

Letter of Intent to Sell Quebec Real Estate

We signed a non-binding letter of intent to sell our Quebec property for $15.0 million CAD. Following repayment of the existing installment loan, the transaction is expected to generate approximately $8.0-$9.0 million USD in net pretax proceeds. The letter of intent does not constitute a binding agreement, and there can be no assurance that a definitive sale agreement will be reached or that the transaction will be completed. The transaction, if completed, is expected to close during the first quarter of 2026, subject to the execution of definitive agreements, completion of due diligence, and satisfaction of customary closing conditions.

Prior Year Developments and Transactions

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

On May 30, 2024, the Company and Strong Global Entertainment, an operating company in which we held approximately 76% of the Class A common shares, entered into a definitive arrangement agreement and plan of arrangement to combine the companies in an all-stock transaction (the “Arrangement”). Upon completion of the Arrangement, the stockholders of Strong Global Entertainment received 1.5 common shares of the Company for each share of Strong Global Entertainment. The transaction closed on September 30, 2024. Following the closing, Strong Global Entertainment ceased to exist, and its common shares were delisted from NYSE American LLC (“NYSE American”) and deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”). As the Company was the majority shareholder of Strong Global Entertainment, the financial results of Strong Global Entertainment are presented on a consolidated basis in the Company’s condensed consolidated financial statements included in this Form 10-Q.

As a result of the reverse merger of FGF and FGH, the consolidated financial statements for the periods prior to the merger represent the results of FGH, as the accounting acquirer. For periods subsequent to the merger, the consolidated financial statements represent the combined results of FGH and FGF. As a result, the nine months ended September 30, 2024 presents nine months of activity related to the FGH operations and seven months of activity related to the FGF operations. Accordingly, the results of the current period and the prior period may not be directly comparable. In addition, STS, Strong Studios, Strong/MDI and our reinsurance business are presented as discontinued operations in the accompanying condensed consolidated financial statements.

We sold Strong Studios and Strong/MDI during 2024, and distributed our managed services business to the CVR Trust in August 2025. In addition, we entered into an agreement for the sale of a portion of our reinsurance business for $5.6 million, which closed in the second quarter of 2025. In October 2025, we entered into an agreement to sell the remaining portion of the reinsurance business. The results of each of these business units are presented as Discontinued Operations in the accompanying condensed consolidated financial statements.

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

Because of the reverse merger transaction, the first nine months of 2024 includes seven months of revenue, expenses and cash flows from FGF whereas the first nine months of 2025 reflects nine full months of consolidated operating activities. Accordingly, results between periods may not be comparable.

Management’s discussion and analysis of financial condition and results of operations reflects the continuing operations of the Company as they existed as of September 30, 2025.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Total revenue	$892	$110	$782	710.9%

General and administrative expenses	(3,352)	(2,506)	(846)	33.8%
Stock-based compensation	(7,350)	(440)	(6,910)	1570.5%
Realized loss on cryptocurrency assets	(21)	-	(21)	100.0%
Unrealized gain on ETH digital assets	14,078	-	14,078	100.0%
Income (loss) from operations	4,247	(2,836)	7,083	-249.8%
Loss on equity holdings	(7,289)	(2,636)	(4,653)	176.5%
Other income (expense), net	8	(141)	149	-105.7%
Loss from continuing operations before income taxes	(3,034)	(5,613)	2,579	-45.9%
Income tax (expense) benefit	(103)	32	(135)	-421.9%
Net loss from continuing operations	$(3,137)	$(5,581)	$2,444	-43.8%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Total revenue	$1,337	$594	$743	125.1%

General and administrative expenses	(7,241)	(7,525)	284	-3.8%
Stock-based compensation	(7,775)	(1,165)	(6,610)	567.4%
Realized loss on cryptocurrency assets	(21)	-	(21)	100.0%
Unrealized gain on ETH digital assets	14,078	-	14,078	100.0%
Impairment and other	(5)	(1,475)	1,470	-99.7%
Income (loss) from operations	373	(9,571)	9,944	-103.9%
Loss on equity holdings	(7,468)	(10,047)	2,579	-25.7%
Bargain purchase on acquisition and other expense, net	(44)	1,356	(1,400)	-103.2%
Loss from continuing operations before income taxes	(7,139)	(18,262)	11,123	-60.9%
Income tax (expense) benefit	(245)	129	(374)	-289.9%
Net loss from continuing operations	$(7,384)	$(18,133)	$10,749	-59.3%

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

For the three months ended September 30, 2025, total revenue increased $0.8 million to $0.9 million from $0.1 million in the prior year period. Total revenue during the three months ended September 30, 2025 included $0.6 million of ETH staking rewards, $0.1 million of merchant banking advisory fees, and $0.1 million of rental income. Total revenue during the three months ended September 30, 2024 consisted entirely of rental income. The increase in revenue during the current year was attributable to the launch of our ETH staking activities in August 2025 and the advisory fees generated by our merchant banking team, which commenced during the fourth quarter of 2024.

Income from operations increased to $4.2 million during the three months ended September 30, 2025 as compared to a loss from operations of $2.8 million during the prior year period. Income from operations during the three months ended September 30, 2025 benefited from a $14.1 million unrealized gain on the valuation of our ETH digital assets. Stock compensation expense of $7.4 million during the three months ended September 30, 2025 increased over the prior year as a result of warrants issued in connection with the Private Placement Offering during the third quarter of 2025. General and administrative expenses increased $0.8 million during the three months ended September 30, 2025 as compared to the prior year period as a result of higher compensation costs, professional fees and public relations expenses incurred to establish our ETH treasury management strategy.

Losses on our equity holdings were higher during the third quarter of 2025 as compared to the prior year period primarily as a result of equity method losses from Saltire, partially offset by dividend income from Saltire recorded during the three months ended September 30, 2025. Results of equity holdings are impacted by many factors including market volatility, which can be amplified in any given short term measurement period.

Income tax expense during the three months ended September 30, 2025 included approximately $0.3 million of deferred income tax expense related to unrealized gains on the valuation of our ETH digital assets. We expect future fluctuations in the value of our ETH digital assets to have a corresponding impact on our income tax expense.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

For the nine months ended September 30, 2025, total revenue increased $0.7 million to $1.3 million from $0.6 million in the prior year period. Total revenue during the nine months ended September 30, 2025 included $0.6 million of ETH staking rewards, $0.4 million of merchant banking advisory fees, and $0.3 million of rental income. Total revenue during the nine months ended September 30, 2024 consisted entirely of rental income. The increase in revenue during the current year was attributable to the launch of our ETH staking activities in August 2025 and the advisory fees generated by our merchant banking team, which commenced during the fourth quarter of 2024, partially offset by the reduction of rental income as a result of the sale of our Digital Ignition building in early 2024.

Income from operations increased to $0.4 million during the nine months ended September 30, 2025 as compared to a loss from operations of $9.6 million during the prior year period. Income from operations during the nine months ended September 30, 2025 benefited from a $14.1 million unrealized gain on the valuation of our ETH digital assets. Stock compensation expense of $7.8 million during the nine months ended September 30, 2025 increased over the prior year as a result of warrants issued in connection with the Private Placement Offering during the third quarter of 2025. The $0.3 million decrease in general and administrative expenses during the nine months ended September 30, 2025 as compared to the prior year period was due to the mergers and our cost reduction initiatives, partially offset by higher compensation costs, professional fees and public relations expenses incurred to establish our ETH treasury management strategy. We recorded a $1.5 million non-cash impairment related to the sale of the Digital Ignition building in the prior year period.

Losses on our equity holdings were lower during the first nine months of 2025 as compared to the prior year period primarily as a result of lower equity method losses on the common shares of Saltire and other equity method holdings, partially offset by dividend income from Saltire recorded during the nine months ended September 30, 2025. Results of equity holdings are impacted by many factors including market volatility, which can be amplified in any given short term measurement period.

Interest expense during the nine months ended September 30, 2025 decreased as a result of the sale of the Digital Ignition building in April 2024 and the repayment of the mortgage. The nine months ended September 30, 2024 included a bargain purchase gain of $1.8 million as a result of the merger of FGF and FGH.

Income tax expense during the nine months ended September 30, 2025 included approximately $0.3 million of deferred income tax expense related to unrealized gains on the valuation of our ETH digital assets. We expect future fluctuations in the value of our ETH digital assets to have a corresponding impact on our income tax expense.

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

Digital Assets

The Company’s digital assets as of September 30, 2025 is solely comprised of ETH, which falls within the scope of ASC 350-60. The Company does not hold any digital assets that do not fall into the scope of ASC 350-60.

As of September 30, 2025, the Company held $210.4 million of ETH, which are held at fair value and are included as part of the ETH digital assets line on the condensed consolidated balance sheets. In determining the fair value of the crypto assets in accordance with ASC 820, the Company utilizes Coinbase as the principal market. The activity from remeasurement of ETH at fair value is reflected in the condensed consolidated statements of operations within Unrealized gain (loss) on ETH digital assets. As part of the Private Placement Offering, certain investors contributed cryptocurrency assets (ETH, Bitcoin and USDC). The Company converted the Bitcoin and USDC received to ETH. Realized gains and losses from the derecognition of cryptocurrency assets are included in Realized gain (loss) on cryptocurrency assets, net in the consolidated statements of operations. We use a first-in, first-out methodology to assign costs to cryptocurrency assets for purposes of the cryptocurrency assets held and realized gains and losses. Sales and purchases of cryptocurrency assets are reflected as cash flows from investing activities in the condensed consolidated statements of cash flows. Contributions of cryptocurrency assets received as part of the consideration received in the Private Placement Offering are presented as noncash financing activities in the condensed consolidated statements of cash flows.

ETH Staking

Beginning in the third quarter of 2025, the Company used the proceeds from its capital raising activities to acquire and deploy ETH in native staking activities. The Company has entered into separate contractual agreements with various third-party entities to facilitate its ETH staking activities. The Company commenced native staking in August of 2025. The Company intends for staking to become a primary yield generation strategy of the Company within the current fiscal year.

The Company utilizes a third-party asset manager to manage and stake ETH on its behalf. Through its agreement with the asset manager, the Company’s ETH is held by qualified custodians, staked in the Ethereum protocol, and the stake is delegated to third party validators. When chosen as validators by the Ethereum network, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated to them. The Company recognizes rewards from native staking as revenue in accordance with ASC 606. However, since the amount of rewards are not known by the Company until a validation activity is completed, and the Company receives rewards in their custodial account, the staking rewards are constrained under the Topic 606 guidance on variable consideration until such time.

Because the Company is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after validator commissions are deducted. As such, the Company presents staking revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled. Asset manager fees are presented as separate operating expenses within General and administrative expenses on the condensed consolidated statements of operations.

Other Holdings

Other holdings consist, in part, of equity holdings made in privately held companies accounted for under the equity method. As discussed further in Note 7 to the accompanying condensed consolidated financial statements, certain holdings held by our equity method investees are valued using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility and discount for lack of marketability of the underlying holding. Our investees estimate the volatility of these holdings based on the historical performance of various broad market indices blended with various peer companies which they consider as having similar characteristics to the underlying holding, as well as consideration of price and volatility of relevant publicly traded securities such as SPAC warrants. Our investees also consider the probability of a successful merger when valuing equity for SPACs that have not yet completed a business combination.

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

Revenue Recognition

The Company accounts for revenue for rental income and merchant banking advisory services using the following steps:

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

As discussed in more detail below, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration the Company expects to receive in exchange for providing services. The Company typically does not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of September 30, 2025 or December 31, 2024.

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

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, proceeds from capital raises, the sales of our equity holdings and credit facilities.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the nine months ended September 30, 2025 and 2024 (in thousands).

	Nine Months Ended September 30,
Summary of Cash Flows	2025	2024
Cash and cash equivalents – beginning of period	$6,562	$2,978

Net cash used in operating activities from continuing operations	(4,127)	(5,201)
Net cash (used in) provided by investing activities from continuing operations	(161,890)	10,445
Net cash provided by (used in) financing activities from continuing operations	162,368	(6,467)
Effect of exchange rate changes on cash and cash equivalents	22	13
Net decrease in cash and cash equivalents from continuing operations	(3,627)	(1,210)
Net increase in cash and cash equivalents from discontinued operations	4,560	1,406
Cash and cash equivalents – end of period	$7,495	$3,174

For the nine months ended September 30, 2025, net cash used in operating activities from continuing operations was approximately $4.1 million, compared to $5.2 million for the nine months ended September 30, 2024. Cash used in operations decreased over the prior year primarily due to the receipt of $0.8 million of dividends on the Saltire preferred shares and improvements in working capital.

For the nine months ended September 30, 2025, net cash used in investing activities from continuing operations was approximately $161.9 million, compared to $10.4 million of cash provided by investing activities during the nine months ended September 30, 2024. Cash used in investing activities during the nine months ended September 30, 2025 primarily included $171.7 million of ETH purchases, partially offset by $3.2 million of a net inflow from the sale of equity holdings and $7.5 million of principal received as a result of the redemption of Saltire preferred shares. Cash provided by investing activities during the nine months ended September 30, 2024 included $1.9 million of an increase in cash as a result of the Merger of FGF and FGH, $6.2 million of proceeds from the sale of the building in Alpharetta and $2.3 million of proceeds from the sale of equity holdings.

For the nine months ended September 30, 2025, net cash provided by financing activities from continuing operations was approximately $162.4 million compared to net cash used in financings activities of $6.5 million during the nine months ended September 30, 2024. Cash provided by financing activities during the nine months ended September 30, 2025 included $168.1 million of net proceeds received as part of the Private Placement Offering, $14.1 million of net proceeds received under the ATM Offering, partially offset by $18.0 million of cash distributed to the CVR Trust, $0.2 million of principal payments on debt, $1.3 million of payments of dividends on our Series A Preferred Shares and $0.3 million of withholding taxes paid related to the net settlement of the vesting of RSUs. Cash used in financing activities during the nine months ended September 30, 2024 included $5.1 million of principal payments on debt and $1.3 million of payments of dividends on our Series A Preferred Shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2025, beginning with the implementation of our ETH treasury strategy, we implemented new internal controls surrounding the acquisition, safeguarding, custody, accounting and reporting of our digital assets. Other than these new controls over our digital assets, and the controls over the assets and operations transferred to the CVR Trust there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management has concluded its internal control over financial reporting was effective as of the end of the period covered by this report. The Company continues to monitor and assess its internal controls related to digital asset transactions and reporting, and will continue to evaluate the effectiveness of these controls as the business evolves. The Company’s management is committed to ensuring the effectiveness of its internal controls and compliance with applicable regulatory requirements.

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

ITEM 1A. RISK FACTORS

Except as described below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.

Risks Related to Cryptocurrencies

The further development and acceptance of cryptocurrency networks, including the ETH network, which represent a relatively new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of cryptocurrency networks, including the ETH network, may adversely affect an investment in the Company.

Cryptocurrency such as ETH may be used, among other things, to buy and sell goods and services or to transfer and store value by users. The cryptocurrency networks are a new and rapidly evolving industry of which the ETH network is a prominent, but not unique, part. The growth of the cryptocurrency industry in general, and the ETH network in particular, is subject to a high degree of uncertainty. The factors affecting the further development of the cryptocurrency industry, as well as the ETH network, include:

●	continued worldwide growth in the adoption and use of ETH and other cryptocurrencies, including those competitive with ETH;

●	government and quasi-government regulation of ETH and other cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the ETH network or similar cryptocurrency systems;

●	the maintenance and development of the open-source software protocol of the ETH network;

●	changes in consumer demographics and public tastes and preferences;

●	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies; and

●	general economic conditions and the regulatory environment relating to cryptocurrencies and cryptocurrency service providers.

A decline in the popularity or acceptance of the ETH network and other cryptocurrency networks may harm the price of our Common Stock. There is no assurance that the ETH network, or the service providers necessary to accommodate it, will continue in existence or grow. Furthermore, there is no assurance that the availability of and access to cryptocurrency service providers will not be negatively affected by government regulation or supply and demand of ETH.

The digital asset trading platforms on which cryptocurrency trades are relatively new and largely unregulated or may not be complying with existing regulations.

Cryptocurrency markets, including the spot market for ETH, are growing rapidly. The digital asset trading platforms through which ETH and other cryptocurrencies trade are new and largely unregulated or may not be complying with existing regulations. These markets are local, national and international and include a broadening range of cryptocurrencies and participants. Significant trading may occur on systems and platforms with minimum predictability. Spot markets may impose daily, weekly, monthly or customer-specific transaction or withdrawal limits or suspend withdrawals entirely, rendering the exchange of ETH for fiat currency difficult or impossible. Participation in spot markets requires users to take on credit risk by transferring ETH or another cryptocurrency from a personal account to a third-party’s account.

Digital asset trading platforms do not appear to be subject to, or may not comply with, regulation in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. Many digital asset trading platforms are unlicensed, are unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Digital asset trading platforms may be out of compliance with existing regulations.

As a result, trading activity on or reported by these digital asset trading platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets and may reflect behavior that would be prohibited in regulated U.S. trading venues. Furthermore, many digital asset trading platforms lack certain safeguards put in place by more traditional exchanges to enhance the stability of trading on the platform and prevent flash crashes, such as limit-down circuit breakers. As a result, the prices of cryptocurrencies such as ETH on digital asset trading platforms may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities (such as market manipulation, front-running of trades, and wash-trading) may not be available to or employed by digital asset trading platforms or may not exist at all. As a result, the marketplace may lose confidence in, or may experience problems relating to, these venues.

No digital asset trading platform on which cryptocurrency trades is immune from these risks. The closure or temporary shutdown of digital asset trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in cryptocurrency and can slow down the mass adoption of it. Further, digital asset trading platform failures can have an adverse effect on cryptocurrency markets and the price of cryptocurrency and could therefore have a negative impact on the performance of the Common Stock.

Negative perception, a lack of stability in the digital asset trading platforms, manipulation of cryptocurrency trading platforms by customers and/or the closure or temporary shutdown of such trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in cryptocurrency generally and result in greater volatility in the market price of ETH and other cryptocurrency and our Common Stock. Furthermore, the closure or temporary shutdown of a cryptocurrency trading platform may impact the Company’s ability to determine the value of its cryptocurrency holdings.

A disruption of the Internet may affect the operation of the cryptocurrency networks, which may adversely affect the cryptocurrency industry and an investment in the Company.

The cryptocurrency networks rely on the Internet. A significant disruption of Internet connectivity could disrupt the cryptocurrency networks’ functionality until such disruption is resolved. A disruption in the Internet could adversely affect an investment in the Company. In particular, some variants of cryptocurrencies have experienced a number of denial-of-service attacks, which have led to temporary delays in block creation and cryptocurrency transfers.

Cryptocurrencies are also susceptible to border gateway protocol hijacking (“BGP hijacking”). Such an attack can be a very effective way for an attacker to intercept traffic en route to a legitimate destination. BGP hijacking impacts the way different nodes and miners are connected to one another to isolate portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues. If BGP hijacking occurs on any cryptocurrency network, participants may lose faith in the security of cryptocurrency, which could affect cryptocurrency’s value and consequently the value of our Common Stock.

Any Internet failures or Internet connectivity-related attacks that impact the ability to transfer cryptocurrency could have a material adverse effect on the price of cryptocurrency and the value of an investment in the Company.

Our Common Stock may trade at a substantial premium or discount to the value of the ETH we hold, and our stock price may be more volatile than the price of ETH.

The market price of our Common Stock reflects many factors that do not affect the spot price of ETH and may therefore diverge materially—positively or negatively—from the per-share value of our ETH holdings (net of cash, other assets and liabilities). These factors include, among others: our corporate-level expenses; taxes; the timing, size and pricing of equity or debt financings (including at-the-market offerings or convertible securities), equity awards and other sources of dilution; expectations about our future purchases or sales of ETH, staking activity, or special distributions; our liquidity, public float, short interest and securities lending/borrow dynamics; the availability and pricing of exchange-listed alternatives (such as exchange-traded products holding ETH) and differences between those vehicles and a corporate issuer (including the absence in our case of an in-kind creation/redemption mechanism that can reduce premiums/discounts); differences in trading hours and market microstructure between our Common Stock and spot markets for ETH; changes in index inclusion, analyst coverage or investor sentiment toward us as an operating company; our corporate governance, financial reporting, and any actual or perceived operational, custody, technology or regulatory risks specific to us; and broader equity-market conditions independent of crypto-asset markets. As a result, our stock may trade at a premium or discount to the value of our ETH holdings for extended periods, and may be more volatile than the price of ETH. Accordingly, investors could lose all or a substantial part of their investment even if the market price of ETH does not decline, and may not benefit commensurately from increases in the market price of ETH.

The market price of ETH is highly volatile and may be adversely affected by factors beyond our control, including competition from other crypto assets and relative-adoption trends, any of which could negatively affect the value of our ETH holdings and our Common Stock price.

The price of ETH depends on supply-and-demand dynamics in global, largely unregulated or differently regulated markets and is subject to extreme volatility. ETH competes for users, developers, capital and transaction “blockspace” with other crypto assets and networks (including Bitcoin and alternative Layer-1 and Layer-2 protocols), with stablecoins and their underlying settlement rails, and with non-blockchain payment and computing systems. If users, developers, liquidity providers, applications, or institutions favor other networks or assets—whether due to perceived performance, scalability, fees, user experience, security, programmability, available applications, token incentives, or business/regulatory considerations—the relative demand for ETH could decline. Adoption metrics relevant to ETH’s value (e.g., active addresses, developer activity, validator participation and staking yields, Layer-2 usage, stablecoin and DeFi activity on Ethereum, and enterprise or government use) may increase or decrease over time and may do so at different rates than comparable metrics on other networks. ETH’s price may also be adversely affected by protocol-level changes (including Ethereum Improvement Proposals that alter issuance, burn, fees or economics), hard forks or chain splits, software bugs or vulnerabilities, validator/slashing events, material disruptions or exploits in applications or Layer-2 systems that depend on Ethereum, changes in MEV (maximal extractable value) dynamics, changes in transaction fees or demand for blockspace, actions by large holders or market makers, market manipulation, exchange or stablecoin failures, changes in interest rates or macroeconomic conditions, regulatory or enforcement developments (including with respect to staking, custody, market structure or the legal classification of ETH), tax treatment, and changes in access to banking or payment services for crypto market participants. Any of these factors—especially if they lead to faster growth or improved economics for competing crypto assets relative to ETH—could cause the price of ETH to decline or underperform other crypto assets. A decline in the price of ETH, or underperformance relative to other assets, would reduce the value of our ETH holdings and could adversely affect the market price of our Common Stock.

The trading prices of many cryptocurrencies, including ETH, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading price of ETH, could have a material adverse effect on the value of our Common Stock and our Common Stock could lose all or substantially all of its value.

The trading prices of many cryptocurrencies, including ETH, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain cryptocurrencies, including ETH, over the course of 2017, followed by steep drawdowns throughout 2018 in cryptocurrency trading prices. These drawdowns notwithstanding, cryptocurrency prices, including for ETH, increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak, and increased significantly again over the remainder of 2020 and the first quarter of 2021. Cryptocurrency prices, including ETH, experienced significant and sudden changes throughout 2021 followed by steep drawdowns in the fourth quarter of 2021 and throughout 2022. Cryptocurrency prices again experienced steep increases in value in 2024 before suffering steep drawdowns in early 2025.

Extreme volatility in the future, including further declines in the trading price of ETH or related cryptocurrencies, could have a material adverse effect on the value of our Common Stock, and our Common Stock could lose all or substantially all of its value. Furthermore, negative perception and a lack of stability and standardized regulation in the cryptocurrency economy may reduce confidence in the cryptocurrency economy and may result in greater volatility in the price of ETH and other cryptocurrencies, including a depreciation in value.

The trading prices of many cryptocurrencies, including ETH, have experienced extreme volatility in recent periods and may continue to do so.

The trading prices of many cryptocurrencies, including ETH, have experienced extreme volatility in recent periods and may continue to do so. ETH has experienced severe peak-to-trough declines: from its prior all-time high of ~$4,878 in November 2021 to ~$994 on June 18, 2022, a drawdown of ~80%. The BlockCoinMarketCap Single-day moves have been large: on March 12, 2020, ETH fell ~43% in one day during the “Black Thursday” sell-off, while on August 22, 2025 ETH rose over 14% in a single day and set a new intraday all-time high near $4,882. Volatility can also manifest over short multi-day periods; for example, in early March 2025 ETH fell nearly 20% in a week, representing the largest weekly decline since late 2022. These figures are presented for context and demonstrate that ETH’s market price has exhibited, and may continue to exhibit, rapid and substantial increases or decreases over very short periods, which could materially and adversely affect the value of our ETH holdings and our Common Stock.

We may be subject to regulatory developments related to cryptocurrencies and cryptocurrency markets, which could adversely affect our business, financial condition, and results of operations.

As cryptocurrencies are relatively novel and the application of state and federal securities laws and other laws and regulations to cryptocurrencies are unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of cryptocurrencies. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of cryptocurrencies or the ability of individuals or institutions such as us to own or transfer cryptocurrencies.

If cryptocurrencies are determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of cryptocurrencies and in turn adversely affect the market price of our Common Stock. Moreover, the risks of our engaging in a Ethereum treasury strategy have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The lack of full insurance exposes the Company and its stockholders to the risk of loss of the Company’s crypto assets for which no person or entity is liable.

The Company’s crypto assets are not covered by any specific insurance maintained by the Company. Instead, the Company’s custodians maintain insurance policies ranging from $100 million to $250 million for loss of property due to theft, robbery, or burglary, as well as third-party computer and funds transfer fraud. These insurance policies are shared among all of the custodians’ clients and are not specific to the Company or to any particular assets held by the Company. Consequently, the availability of insurance proceeds to the Company may be reduced if multiple claims are made by other customers.

In addition, the aggregate insurance coverage provided by the Company’s custodians may not be sufficient to cover all potential losses. The total coverage amount may be significantly lower than the value of the crypto assets under custody, exposing the Company to the risk that, in the event of a loss, the insurance policy will not cover the full extent of the Company’s assets. Furthermore, the types of risks covered by the crypto custodians’ insurance may not include all risks faced by the Company, and losses could arise from other sources for which there is no insurance coverage.

Lastly, even though the crypto custodians maintain capital reserve requirements depending on the assets under custody, there is no assurance that these reserves will be sufficient to cover potential losses or that insurance proceeds will be available in a timely manner in the event of a claim. Therefore, the Company and its stockholders remain exposed to risks of loss that may not be fully mitigated by insurance or other financial safeguards.

Additional Risks Related to Investing in ETH

Given we are solely invested in ETH, we are particularly subject to ETH-related risks.

Given we are solely invested in ETH, we are particularly subject to risks related to ETH holdings and exposure, such as, but not limited to, the risk factors listed above, including extreme volatility in the trading price of ETH. We may have less protection from these risks, as we do not plan on hedging our ETH exposure. Further, and relatedly, given that we also do not maintain insurance coverage on our ETH holdings, and instead rely solely on the insurance coverage maintained by our third party custodians, we may have further limited protection from risks related to our ETH holdings and exposure.

We have recently shifted our business strategy towards a focus on ETH, and we may be unable to successfully implement this new strategy.

We have shifted our business strategy towards ETH, including potential investments in ETH, including through, currently, only staking, but potentially in the future, restaking, liquid staking and other decentralized finance activities. There is no assurance that we will be able to successfully implement this new strategy or operate ETH-related activities at the scale or profitability currently anticipated. The ETH network operates with a Proof-of-Stake consensus mechanism, which differs significantly from BTC’s Proof-of-Work mining mechanism. This strategic shift requires specialized employee skillsets and operational, technical and compliance infrastructure to support ETH and related staking activities. This also requires that we implement different security protocols, and treasury management practices. There is no assurance that we will be able to execute this strategy by building out the needed infrastructure within the timeframe that we currently anticipate. Errors in key management could result in significant loss of funds and reduced rewards. As a result, our shift towards ETH could have a material adverse effect on our business and financial condition.

Our shift towards an ETH-focused strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.

Our shift towards an ETH-focused strategy, including currently, through staking, but potentially in the future, through restaking, liquid staking, and other decentralized finance activities, exposes us to significant operational risks. ETH’s Proof-of-Stake consensus mechanism requires that we operate validator nodes, employ secure key management and implement slashing protection. It also requires that we maintain constant up time to ensure that we are eligible for staking rewards and to avoid penalties. In addition, the ETH ecosystem rapidly evolves, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup. The upgrades and protocol changes may require that we incur unanticipated costs and it could cause temporary service disruptions. We may also need to employ third-party service providers in our operations, which may introduce risks outside of our control, including significant cybersecurity risks. Any of these operational risks could materially and adversely affect our ability to execute our ETH strategy and may prevent us from realizing positive returns and could severely hurt our financial condition.

In connection with our focus on ETH, we expect to interact with various smart contracts deployed on the ETH network, which may expose us to risks and technical vulnerabilities.

In connection with our ETH strategy, including currently, through staking, but potentially in the future, through restaking, liquid staking, and other decentralized finance activities, we expect to interact with various smart contracts deployed on the ETH network in order to optimize our strategy. Smart contracts are self-executing code that operate without human intervention once deployed. Although smart contracts are integral to the functionality of staking deposit contracts, liquid staking protocols, restaking platforms, and decentralized finance applications, they are subject to many known risks such as technical vulnerabilities, coding errors, security flaws, and exploits. Any vulnerability in a smart contract we interact with could result in the loss or theft of ETH or other digital assets, which could have a materially adverse impact on our business. A vulnerability in a smart contract could create an unintended and unforeseeable consequence that has adverse financial consequences, such as the inability to access funds. There is no assurance that the smart contracts we integrate with or rely upon will function as intended or remain secure. Exploitation of such vulnerabilities could have a material adverse effect on our business and financial condition.

Transactions using ETH require the payment of “gas fees,” which are subject to fluctuations that may result in high transaction fees.

Transactions using ETH, including purchases, sales and staking, require the payment of “gas fees” in ETH. Gas fees are payments made by the user to compensate for the computational energy required to process and validate transactions, such as purchases, sales and staking, on the ETH network. These fees can fluctuate and can be very expensive relative to the cost of the transaction depending upon congestion and demand on the network. If fees are high, the cost of a transaction will potentially decrease the return of the investment, which could be negative. High gas fees may also cause delays in the execution of a transaction, which could affect the preferred timing of execution and may lead to execution of a transaction during inopportune times. In addition, gas fees are paid in ETH itself, which would require that sufficient ETH balances are maintained. Future upgrades to the Ethereum protocol, regulatory changes, or technical issues could also adversely impact the cost of gas fees and could have a material adverse effect on our business, results of operations, financial condition, treasury and prospects.

There is a possibility that ETH may be classified as a “security.” If ETH is classified as a “security,” that would subject us to additional regulation and could materially impact the operations of our treasury strategy and our business.

Neither the SEC nor any other U.S. federal or state regulator has publicly stated whether they agree that ETH is a “security,” and ETH has not yet been classified with respect to the U.S. federal securities laws. Although we believe that ETH is not a “security” within the meaning of the U.S. federal securities laws, and that registration of the Company or our treasury under the Investment Company Act of 1940, as amended (the “Investment Company Act”), is therefore not required under applicable securities laws, we acknowledge the uncertainty that a regulatory body or federal court may determine otherwise in the future. If this occurs, we may face legal or regulatory action, even if our beliefs were reasonable under the circumstances, and we could be required to register as an investment company under the Investment Company Act.

As part of our ongoing review of applicable securities laws, we take into account a number of factors, including the various definitions of “security” under such laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, and we also consider court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our position that ETH is not a “security” is premised, among other reasons, on our conclusion that ETH does not appear to meet certain elements of the Howey test, such as that holders of ETH do not have a reasonable expectation of profits from our efforts in respect of their holding of ETH. Also, ETH ownership does not convey the right to receive any interest, rewards, or other returns.

We acknowledge, however, that the SEC, a federal court or another relevant entity could take a different view. The regulatory treatment of ETH is such that it has drawn significant attention from legislative and regulatory bodies, in particular the SEC, which has previously stated it deemed ETH a security. The application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that Ether, or any other digital asset we might hold, is a “security.” Therefore, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines and penalties or other actions, if ETH or components of the Ethereum blockchain was determined to be a security by a regulatory body or a court. Such developments could subject us to fines, penalties and other damages, and adversely affect our business, results of operations, financial condition, treasury operations and prospects.

If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) on an unconsolidated basis. Rule 3a-1 under the Investment Company Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an “investment company” for purposes of the Investment Company Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act.

With respect to Section 3(a)(1)(A), the substantial majority of the proceeds from our recent PIPE Offering will be used to acquire ETH, which is an amount in excess of 40% of our total assets. Since we believe ETH is not an investment security, we do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the Investment Company Act. With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the Investment Company Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of our total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of our net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of the Company, and securities issued by qualifying companies that are controlled primarily by the Company.

ETH and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the Investment Company Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the Investment Company Act, which would increase the percentage of securities held by us for Investment Company Act purposes. The SEC has requested information from a number of participants in the digital assets ecosystem, regarding the potential application of the Investment Company Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the Investment Company Act to BlockFi Lending LLC, in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were deemed to be an investment company, Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the Investment Company Act — including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons — likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, treasury and prospects.

ETH is created and transmitted through the operations of the peer-to-peer ETH network, a decentralized network of computers running software following the ETH protocol. If the ETH network is disrupted or encounters any unanticipated difficulties, the value of ETH could be negatively impacted.

If the ETH network is disrupted or encounters any unanticipated difficulties, then the processing of transactions on the ETH network may be disrupted, which in turn may prevent us from depositing or withdrawing ETH from our accounts with our custodians or otherwise effecting ETH transactions. Such disruptions could include, for example: the price volatility of ETH; the insolvency, business failure, interruption, default, failure to perform, security breach, or other problems of participants, custodians, or others; the closing of ETH trading platforms due to fraud, failures, security breaches or otherwise; or network outages or congestion, power outages, or other problems or disruptions affecting the ETH network.

In addition, although we do not currently intend to mine ETH, digital asset validating operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for validating operations. Additionally, validators may be forced to cease operations during an electricity shortage or power outage.

We face risks relating to the custody of our ETH, including the loss or destruction of private keys required to access our ETH and cyberattacks or other data loss relating to our ETH, including smart contract related losses and vulnerabilities.

We currently hold our ETH with Anchorage Digital Bank N.A. and BitGo Trust Company, Inc., as custodians (the “Custodians”) that will have duties to safeguard our private keys, and use multisignature keys to prevent unauthorized access in accordance with our treasury operations. Our custodial services contracts do not restrict the asset manager’s ability to reallocate our ETH among other custodians, provided, however that our ETH holdings may be concentrated with a single custodian from time to time. In light of the significant amount of ETH we expect to hold, we may seek to engage additional custodians to achieve a greater degree of diversification in the custody of our ETH as the extent of potential risk of loss is dependent, in part, on the degree of diversification. However, multiple custodians may utilize similar wallet infrastructure, cloud service providers or software systems, which could increase systemic technology risk.

If there is a decrease in the availability of digital asset custodians that we believe can safely custody our ETH, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our ETH, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. While we conduct due diligence on our custodians and any smart contract platforms we may use, there can be no assurance that such diligence will uncover all risks, including operational deficiencies, hidden vulnerabilities or legal noncompliance.

Our use of a custodian exposes us to the risk that the ETH our custodian holds on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such ETH. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage that we might purchase or maintain related to our ETH. The legal framework governing digital asset ownership and rights in custodial or insolvency contexts remains uncertain and continues to evolve, which could result in unexpected losses, protracted recovery processes or adverse treatment in insolvency proceedings.

ETH is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the ETH is held. While the Ethereum blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the ETH held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the ETH held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The Ethereum and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

As part of our treasury management strategy, we may engage in staking, restaking, or other permitted activities that involve the use of “smart contracts” or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of an “admin key” or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or decentralized application, potentially leading to a loss of our ETH. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract or decentralized application. Smart contracts and decentralized applications may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of ETH or other digital assets. Exploits, including those stemming from admin key misuse, admin key compromise, or protocol flaws, have occurred in the past and may occur in the future.

The launch of central bank digital currencies (“CBDCs”) may adversely impact our business.

The introduction of any government-issued digital currency could eliminate or reduce the need or demand for private-sector issued crypto currencies, or significantly limit their utility. National governments around the world could introduce CBDCs, which could in turn limit the size of the market opportunity for cryptocurrencies, including ETH.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.

Exhibit	Description
3.1	Articles of Incorporation of FG Nexus Inc. (incorporated by reference to exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on December 9, 2022).
3.2	Certificate of Amendment to Amended and Restated Articles of Incorporation of FG Nexus Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 29, 2024).
3.3	Certificate of Change of FG Nexus Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2024).
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation of FG Nexus Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 8, 2025).
3.5

Certificate of Amendment to Amended and Restated Articles of Incorporation of FG Nexus Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 8, 2025).

3.6	Bylaws of FG Nexus Inc. (incorporated by reference to exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on December 9, 2022).

3.7	First Amendment to By-Laws of FG Nexus Inc. (incorporated by reference to exhibit 3.8 to the Registration Statement on Form S-3ASR (Registration No. 333-290872) filed with the SEC on October 14, 2025).
4.1	Form of Optionally Exercisable Pre-Funded Warrant (incorporated by reference to exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 30, 2025).
4.2	Form of Automatically Exercisable Pre-Funded Warrant (incorporated by reference to exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on July 30, 2025).
4.3	Form of Placement Agent Warrant (incorporated by reference to exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on July 30, 2025).
10.1	Form of Securities Purchase Agreement, dated as of July 29, 2025, between FG Nexus Inc. and each Purchaser (as defined therein) (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 30, 2025).
10.2	Placement Agency Agreement, dated July 29, 2025, between FG Nexus Inc. and ThinkEquity LLC (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 30, 2025).
10.3	Form of Registration Rights Agreement, dated as of July 29, 2025, between FG Nexus Inc. and each Purchaser (as defined therein) (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 30, 2025).
10.4#	Asset Management Agreement, dated July 21, 2025, between FX Nexus LLC and Galaxy Digital Capital Management LP (incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 30, 2025).
10.5	Side Letter Agreement, dated August 4, 2025, between Fundamental Global Inc. and OGroup, LLC (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 8, 2025).
10.6	Common Stock Purchase Warrant issued to Maja Vujinovic (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 8, 2025).
10.7	Common Stock Purchase Warrant issued to Theodore Rosenthal (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 8, 2025).
10.8	Common Stock Purchase Warrant issued to Galeb3 Inc. (incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on August 8, 2025).
10.9	Common Stock Purchase Warrant issued to Manatee Ventures Inc. (incorporated by reference to exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on August 8, 2025).
10.10	Employment Agreement, dated August 4, 2025, between Fundamental Global Inc. and Maja Vujinovic (incorporated by reference to exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on August 8, 2025).
10.11	Employment Agreement, dated August 4, 2025, between Fundamental Global Inc. and Jose Vargas (incorporated by reference to exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on August 8, 2025).
10.12	Employment Agreement, dated August 4, 2025, between Fundamental Global Inc. and Theodore Rosenthal (incorporated by reference to exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on August 8, 2025).
10.13	Common Stock Purchase Warrant issued to Cerminara Capital LLC (incorporated by reference to exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on August 8, 2025).
10.14	Common Stock Purchase Warrant issued to Moglia Capital LLC (incorporated by reference to exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on August 8, 2025).
10.15	Common Stock Purchase Warrant issued to Itasca Financial LLC (incorporated by reference to exhibit 10.11 to the Current Report on Form 8-K filed with the SEC on August 8, 2025).
10.16	Common Stock Purchase Warrant issued to Hassan Raza Baqar (incorporated by reference to exhibit 10.12 to the Current Report on Form 8-K filed with the SEC on August 8, 2025).
10.17	ATM Sales Agreement, dated August 7, 2025, by and between FG Nexus Inc. and ThinkEquity LLC (incorporated by reference to exhibit 10.13 to the Current Report on Form 8-K filed with the SEC on August 8, 2025).
10.18+	Master Custody Service Agreement, dated July 17, 2025, between FG Nexus Inc. and Anchorage Digital Bank N.A. (incorporated by reference to exhibit 10.1 to the Registration Statement on Form S-3ASR (Registration No. 333-290093) filed with the SEC on September 8, 2025).
10.19+	BitGo Custodial Services Agreement, dated August 1, 2025, between FG Nexus Inc. and BitGo Trust Company, Inc. (incorporated by reference to exhibit 10.2 to the Registration Statement on Form S-3ASR (Registration No. 333-290093) filed with the SEC on September 8, 2025).
10.20	Amendment No. 3 to 2021 Equity Incentive Plan (incorporated by reference to exhibit 99.4 to the Registration Statement on Form S-8 (Registration No. 333-290423) filed with the SEC on September 19, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from FG Nexus Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Loss (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited).
104	XBRL Cover Page Interactive Data File (embedded within the Inline XBRL document).

#	Schedules to this document are omitted pursuant to Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request, except that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished.
+	In accordance with Item 601(b)(10)(iv) of Regulation S-K, certain information has been omitted from the exhibit because it is both (1) not material and (2) the type that the registrant treats as private or confidential.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FG NEXUS INC.

Date: November 14, 2025	By:	/s/ D. Kyle Cerminara
D. Kyle Cerminara, Chief Executive Officer
(principal executive officer)

Date: November 14, 2025	By:	/s/ Mark D. Roberson
Mark D. Roberson, Chief Financial Officer
(principal financial officer)

Date: November 14, 2025	By:	/s/ Todd R. Major
Todd R. Major, Chief Accounting Officer
(principal accounting officer)

