Form 10-K
period 2025-12-31
FG Nexus Inc.
filed 2026-03-27
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number 001-36366

FG Nexus Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-1119100
(State of incorporation)	(I.R.S Employer Identification No.)

6408 Bannington Road Charlotte, NC	28226
(Address of principal executive offices)	(Zip Code)

(704) 994-8279

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	FGNX	The Nasdaq Stock Market LLC
8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share	FGNXP	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:	None

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

On June 30, 2025, the aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $13.2 million, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of March 23, 2026, the total number of shares outstanding of the Registrant’s common stock was 6,530,207.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

FG NEXUS INC.

FG NEXUS INC.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “budget,” “can,” “contemplate,” “continue,” “could,” “envision,” “estimate,” “expect,” “evaluate,” “forecast,” “goal,” “guidance,” “indicate,” “intend,” “likely,” “may,” “might,” “outlook,” “plan,” “possibly,” “potential,” “predict,” “probable,” “probably,” “pro-forma,” “project,” “seek,” “should,” “target,” “view,” “will,” “would,” “will be,” “will continue,” “will likely result” or the negative thereof or other variations thereon or comparable terminology. In particular, discussions and statements regarding the Company’s future business plans and initiatives are forward-looking in nature. We have based these forward-looking statements on our current expectations, assumptions, estimates, and projections. While we believe these to be reasonable, such forward-looking statements are only predictions and involve a number of risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance, or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements and may impact our ability to implement and execute on our future business plans and initiatives. Management cautions that the forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, the Company’s ability to execute its business plans which are contemplated to include increasing the Company’s scale through acquisition, fluctuations in the market price of ETH and other digital assets and any associated mark to market charges that the Company may incur as a result of a decrease in the market price of ETH below the value at which the Company’s ETH are carried on its balance sheet, changes in the accounting treatment relating to the Company’s ETH holdings, the Company’s ability to achieve profitable operations, government regulation of digital assets, changes in securities laws or regulations such as accounting rules as discussed below, customer acceptance of new products and services including the Company’s real world tokenization and ETH treasury strategies, general conditions in the global economy; risks associated with operating in the merchant banking industry; risks of not being able to execute on our asset management strategy and potential loss of value of our holdings; risk of becoming an investment company; fluctuations in our short-term results as we implement our business strategies; risks of not being able to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; any potential conflicts of interest between us and our controlling stockholders and different interests of controlling stockholders; and potential conflicts of interest between us and our directors and executive officers.

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

FG NEXUS INC.

ITEM 1. BUSINESS

FG Nexus Inc., formerly known as Fundamental Global Inc. (“FGNX”, the “Company”, “we”, or “us”), is a holding company incorporated in the state of Nevada. On December 9, 2022, we completed our reincorporation from a Delaware corporation to a Nevada corporation. On September 5, 2025, we changed our name from “Fundamental Global Inc.” to “FG Nexus Inc.” Our common stock and Series A preferred shares are currently listed on Nasdaq under the symbols “FGNX” and “FGNXP,” respectively. We currently conduct business through our business segments including digital assets and merchant banking. The address of our principal executive offices is 6408 Bannington Road, Charlotte, North Carolina 28226, and our telephone number is (704) 994-8279.

Recent Developments

Reverse Stock Split

On January 21, 2026, our Board of Directors approved a reverse stock split of the authorized, issued and outstanding shares of our common stock, par value $0.001 per share (the “Common Stock”) at a ratio of one (1)-for-five (5) (the “Reverse Stock Split”). The Reverse Stock Split became effective on February 13, 2026 (the “Effective Date”), at 9:30 a.m., Eastern Time, and our common shares began trading on a split-adjusted basis at the commencement of trading on the same day. No fractional shares were issued in connection with the Reverse Stock Split, rather stockholders who would have otherwise received fractional shares received cash payments in lieu of such fractional shares. After the Reverse Stock Split, we had 6,555,124 shares of Common Stock outstanding. All equity awards outstanding immediately prior to the Reverse Stock Split were adjusted to reflect the Reverse Stock Split. As a result of the Reverse Stock Split, all references to Common Stock in this Annual Report on Form 10-K (this “Form 10-K”) have been adjusted to reflect the Reverse Stock Split.

Letter of Intent to Sell Quebec Real Estate

In October 2025, we signed a non-binding letter of intent to sell our Quebec property for $15.0 million CAD, or approximately $11.0 million USD. Following repayment of the existing installment loan, the transaction is expected to generate approximately $8.0-$9.0 million USD in net pretax proceeds. The letter of intent does not constitute a binding agreement, and there can be no assurance that a definitive sale agreement will be reached or that the transaction will be completed. The transaction, if completed, is expected to close during the first half of 2026, subject to the execution of definitive agreements, completion of due diligence, and satisfaction of customary closing conditions.

Agreement to Sell Reinsurance Business

In October 2025, we entered into an agreement to sell the remaining portion of our reinsurance business. On January 2, 2026, we completed the initial closing of the sale of our reinsurance business in exchange for (1) the release of $3.3 million of collateral that we had posted in connection with certain reinsurance contracts; and (2) a 40% equity interest in the entity purchasing the reinsurance business. Pursuant to the agreement, we agreed to leave approximately $1.3 million in cash in the reinsurance business in exchange for a promissory note in the amount of approximately $1.3 million that accrues interest at a rate of 6% per annum with all principal and accrued interest due and payable on June 30, 2027.

An additional closing of the sale of our reinsurance business occurred on March 23, 2026, when the purchaser tendered the $1.0 million cash payment to us, which the purchaser obtained through a loan from Saltire Capital Ltd.

Share Repurchase Programs

In September 2025, our Board adopted a share repurchase program to acquire up to $200 million of our outstanding Common Stock (the “Common Stock Repurchase Program”). The Common Stock Repurchase Program, which is open-ended, allows us to repurchase our Common Stock from time to time in the open market and in negotiated transactions. Any repurchases conducted pursuant to the Common Stock Repurchase Program will be in accordance with Rule 10b-18 of the Exchange Act and will be made in accordance with applicable laws and regulations in effect from time to time. Subject to applicable rules and regulations, the shares of common stock may be purchased from time to time in the open market transactions and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements, and other business considerations.

Commencing on October 23, 2025, and through March 23, 2026, we have purchased a total of approximately 2.2 million shares of our Common Stock at a total cost (including commissions) of approximately $34.9 million. Through March 23, 2026, we have repurchased approximately 25.8% of our Common Stock outstanding immediately prior to implementation of the program. All shares repurchased under the Common Stock Repurchase Program are recorded as treasury stock.

In December 2025, our Board approved a preferred share repurchase program to acquire up to 894,580 shares of our outstanding preferred shares (the “Preferred Share Repurchase Program”). The Preferred Share Repurchase Program, which is open-ended, allows the Company to repurchase its preferred shares from time to time in the open market and in negotiated transactions. Any repurchases conducted pursuant to the Preferred Share Repurchase Program will be in accordance with Rule 10b-18 of the Exchange Act and will be made in accordance with applicable laws and regulations in effect from time to time. Commencing on December 12, 2025 and through March 23, 2026, we have purchased approximately 202 thousand shares of our Series A Preferred Stock at a total cost (including commissions) of approximately $5.0 million. Through March 23, 2026, we have repurchased approximately 22.6% of our Series A Preferred Stock outstanding immediately prior to implementation of the program. All repurchased Series A Preferred Stock are recorded as a reduction to the liquidation value of the Preferred Stock.

ATM Offering

On August 7, 2025, we entered into a Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which we may offer and sell, from time to time through the Sales Agent, up to such number or dollar amount of shares that would not (a) exceed the number or dollar amount of shares of Common Stock registered on the effective registration statement pursuant to which the offering is being made, (b) exceed the number of authorized but unissued shares of Common Stock (less shares of Common Stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from our authorized capital stock), (c) exceed the number or dollar amount of shares of Common Stock permitted to be sold under Form S-3 or (d) exceed the number or dollar amount of shares of Common Stock for which the Company has filed a Prospectus Supplement (defined below) (the lesser of (a), (b), (c) and (d), the “Shares”) of our Common Stock, subject to the terms and conditions of the Sales Agreement. We filed a Registration Statement on Form S-3 offering up to $5 billion of the Shares. Under the Sales Agreement, the Sales Agent may sell the Shares in sales deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through The Nasdaq Global Market or any other existing trading market for the Common Stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. We may instruct the Sales Agent not to sell the Shares if the sales cannot be effected at or above the price designated by us from time to time. Through December 31, 2025, we sold a total of approximately 0.4 million shares of Common Stock pursuant to the Sales Agreement, which generated gross proceeds of approximately $15.5 million, or approximately $14.1 million after offering costs. As of October 13, 2025, we suspended the ATM. While we plan to reinstate the ATM and to sell additional Shares, as of the date of this Form 10-K, the reinstatement of the ATM has not yet occurred.

Private Placement Offering

In July 2025, we entered into securities purchase agreement with certain accredited investors (the “Purchasers”) pursuant to which we agreed to sell and issue to the Purchasers in a private placement offering (the “Private Placement Offering”) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 8.0 million shares (the “Pre-Funded Warrant Shares,”) of our Common Stock at an offering price of $25.00 per Pre-Funded Warrant payable at the option of the Purchaser in cash, Bitcoin, USDC or ETH. The Private Placement Offering closed in August 2025, and we received gross cash proceeds of approximately $176.0 million, or $168.6 million after offering costs, and cryptocurrency totaling approximately $24.0 million. Upon the effectiveness of the September Charter Amendment (as defined below), approximately 6.8 million Pre-Funded Warrants automatically converted into shares of our Common Stock. As of December 31, 2025, all Pre-Funded Warrants have been converted into our Common Stock.

Charter Amendments

As approved by a majority of its stockholders by written consent, dated July 23, 2025, we filed a certificate of amendment to our amended and restated articles of incorporation with the Nevada Secretary of State on September 5, 2025 to (i) increase the total number of authorized shares of Common Stock from 0.8 million to 200.0 million, (ii) increase the total number of authorized shares of preferred stock, par value $.001 per share (the “Undesignated Preferred Stock”) from 100.0 million to 500.0 million, (iii) increase the total number of authorized shares of 8% cumulative preferred stock, Series A (the “Series A Preferred Stock”) from 1.0 million to 15.0 million and (iv) change the name of the Company to “FG Nexus Inc.” (the “September Charter Amendment”). The September Charter Amendment was declared effective on September 5, 2025.

A majority of our stockholders approved, by written consent dated September 4, 2025, a certificate of amendment to our amended and restated articles of incorporation to (a) increase the total number of authorized shares of Common Stock from 200.0 million shares to 180.0 billion shares and the total number of authorized shares of preferred stock from 500.0 million shares to 100.0 billion shares (collectively, the “Preferred Stock”), of which (i) 10.0 billion shares of Preferred Stock (increased from 15.0 million) are designated 8% cumulative preferred stock, Series A, par value $25.00 (the “Series A Preferred Stock”), and (ii) 90.0 billion shares of Preferred Stock (increased from 485.0 million shares) are undesignated preferred stock, par value $0.001 per share (the “Undesignated Preferred Stock”), (b) require that certain “Concurrent Jurisdiction Actions” and “Internal Actions” (as such terms are defined in NRS 78.046, collectively, the “Internal Actions”) must be brought solely or exclusively in the Eighth Judicial District Court of Clark County in the State of Nevada and that such Internal Actions should be tried before a judge rather than a jury, in accordance with NRS 78.046(4); (c) clarify that any change of the Company’s name shall not require consent of the Company’s stockholders, in accordance with NRS 78.390(8); (d) have the Company “opt out” of the interested stockholder combination provisions set forth in NRS Sections 78.411 to 78.444, inclusive; and (e) have the Company “opt out” of the control share provisions set forth in NRS Sections 78.378 to 78.3793, inclusive (the “Additional Charter Amendment”). In connection with the Additional Charter Amendment, we also amended our By-laws to clarify the applicable voting thresholds for proposed amendments to the By-Laws. The Additional Charter Amendment was filed with and declared effective by the Secretary of State of the State of Nevada, on October 7, 2025.

Asset Transfer and CVR Trust

In August 2025, in connection with the Private Placement Offering and the launch of our treasury strategy, we transferred a significant portion of our legacy assets (the “Asset Transfer”) to a trust (the “CVR Trust”) established in connection with the creation of contingent value rights (“CVRs”) for the benefit of our stockholders as of August 8, 2025. We distributed the CVRs prior to the effectiveness of the Charter Amendment and the exercise of any of the Pre-Funded Warrants sold in the Private Placement Offering. The CVRs represent the contractual right to receive a pro rata portion of the net proceeds received by the CVR Trust upon the future disposition, if any, of the assets transferred to the CVR Trust by the Company. See Item 8, Note 6, in the Notes to the Consolidated Financial Statements included in this 10-K for additional details.

Prior Year Developments and Transactions

On February 29, 2024, FG and FG Group Holdings, Inc. (“FGH”) closed a plan of merger to combine the companies in an all-stock transaction (the “Merger”). In connection with the Merger, FGH common stockholders received one share of FG common stock for each share of common stock of FGH held by such stockholder. Upon completion of the Merger, the combined company was renamed to Fundamental Global Inc.

On May 3, 2024, Strong Global Entertainment, Inc. (“Strong Global Entertainment” or “SGE”), a majority owned subsidiary of the Company, entered into an acquisition agreement (the “Acquisition Agreement”) with FG Acquisition Corp. (“FGAC”), a special purpose acquisition company (“SPAC”), Strong/MDI Screen Systems, Inc. (“Strong/MDI”), FGAC Investors LLC, and CG Investments VII Inc. The transaction closed on September 25, 2024. As part of the closing, FGAC was renamed Saltire Holdings, Ltd (“Saltire”), and Saltire acquired all of the outstanding shares of one of the Company’s indirect wholly-owned subsidiaries, Strong/MDI. As a result of the acquisition, Strong/MDI became a wholly-owned subsidiary of Saltire.

On May 30, 2024, the Company and Strong Global Entertainment, an operating company in which we held approximately 76% of the Class A common shares, entered into a definitive arrangement agreement and plan of arrangement to combine the companies in an all-stock transaction (the “Arrangement”). Upon completion of the Arrangement, the stockholders of Strong Global Entertainment received 1.5 common shares of the Company for each share of Strong Global Entertainment. The transaction closed on September 30, 2024. Following the closing, Strong Global Entertainment ceased to exist, and its common shares were delisted from NYSE American LLC and deregistered under the Securities Exchange Act of 1934.

In April 2024, we sold our Digital Ignition technology incubator and co-working facility in Alpharetta, Georgia for gross proceeds of $6.5 million. In connection with the sale of the land and building, we recorded a non-cash impairment charge of approximately $1.4 million during the first quarter of 2024 to adjust the carrying value of the assets to the fair market value less costs to sell.

Overview and Business Operations

We currently have two primary operating segments, digital assets and merchant banking.

Digital Assets

Following the private placement in July 2025, the Company transitioned its operations to focus primarily on operating as a digital asset treasury focused on ETH and tokenization opportunities, particularly the tokenization of real-world assets. Ethereum and other Ether related digital assets serve as our primary treasury assets, Ethereum is the foundation of digital finance and settlement layer for the majority of stablecoins, Decentralized Finance (DeFi), and tokenized assets. ETH is the native token of the Ethereum network, which we purchased ETH as our initial treasury asset following the private placement.

Our treasury strategy is focused on commercializing and expanding the tokenization of real-world assets, potentially including affordable housing, reinsurance, real estate and other asset classes. As of December 31, 2025, our digital asset portfolio included 40,093 ETH, with an estimated fair value of $119.4 million. As of March 23, 2026, our digital asset portfolio had expanded and was comprised of a combination of ETH and wrapped staked ETH (“WSETH”), with an estimated combined fair value of approximately $64.6 million.

We utilize third-party custodians, including Anchorage and BitGo as well as third-party treasury management services including Galaxy Digital (as defined below) to facilitate our treasury strategies.

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

Discontinued Operations

We operated a reinsurance business, which has been classified as assets held for sale since as of December 31, 2024. We sold a portion of our reinsurance business in the first half of 2025 and sold the remaining portion of the reinsurance business in early 2026.

Our wholly-owned subsidiary and managed services business, Strong Technical Services (“STS”), a leader in the entertainment industry providing mission critical products and services to cinema exhibitors and entertainment venues for over 90 years was transferred to the CVR Trust in August 2025. STS provides comprehensive managed service offerings including remote network operating center support, on-site field service, content delivery, installation and other services designed to support cinema and entertainment operators.

We previously operated Strong Studios, Inc. and Strong/MDI Screen Systems, Inc. Those business units were sold in 2024 and are no longer part of our operations as of December 31, 2025.

These discontinued business units are more fully described in Item 8, Note 7, in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Background on Digital Assets and Ethereum

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

ETH does not have a fixed maximum supply under the protocol; net supply varies over time based on issuance (primarily to validators) less burns under EIP-1559, and has at times been net-inflationary and at other times net-deflationary depending on network activity. As of March 23, 2026, ETH’s circulating supply was approximately 121 million ETH. ETH’s market capitalization was approximately $260 billion; 24-hour spot trading volume was approximately $30 billion; and 30-day cumulative spot volume was approximately $411 billion, implying a 30-day average daily volume of about $14 billion/day; figures are sourced from a widely used third-party aggregator and are volatile.

Ethereum’s base-layer protocol is open-source and developed through the EIP process (see EIP-1), with public discussion and review among core developers, independent client teams, researchers, node operators, validators, and users; upgrades are implemented in client software and become effective on-chain only as operators and validators elect to run the upgraded clients. This decentralized, opt-in governance model means no central authority can unilaterally impose changes to the network. Of additional note, transaction fees on Ethereum are only payable in ETH, and gas prices are often quoted in gwei (1 ETH = 1,000,000,000 gwei). Staking exposes validators to potential slashing penalties (e.g., for double-signing or extended downtime) under protocol rules.

During the year, we staked a portion of our ETH to generate yield, however, all of our ETH is currently not staked in order to maximize operational flexibility and liquidity. Staking rewards are issued natively by the Ethereum protocol and are deposited into our custodial wallet in the form of additional ETH. Reward amounts are determined based on the staked amount, validator performance (particularly uptime and attestation accuracy), overall network participation, and the protocol’s random selection process for block proposals.

When we do stake our ETH, it is staked directly in the Ethereum protocol through institutional-grade validator infrastructure, participating in both block validation and attestations to secure the network and support consensus. We earn rewards denominated in ETH for these activities.

In addition to direct staking, we continue to evaluate yield-generation strategies, which may include leveraging institutional lending desks (e.g. Galaxy), liquid staking, re-staking mechanisms, wrapped instruments and utilizing other vetted institutional managers. During the first quarter of 2026, for example, we purchased WSETH which is intended to provide additional yield enhancement while maintaining flexibility and liquidity.

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

The foregoing summary of The Master Custody Service Agreement, dated July 17, 2025, between the Company and Anchorage Digital Bank N.A. and the BitGo Custodial Services Agreement, dated August 1, 2025, between the Company and BitGo Trust Company, Inc. do not purport to be complete and readers are referred to the complete text of the actual agreements, copies of which are attached hereto as Exhibits 10.25 and 10.26, respectively, and are herein incorporated by reference.

Galaxy Asset Management Agreement

We entered into an Asset Management Agreement, dated July 23, 2025 (the “Asset Management Agreement”) with Galaxy Digital Capital Management LP (“Galaxy Digital”). Galaxy Digital shall provide discretionary investment management services with respect to, among other assets (including without limitation certain subsequently raised funds), our proceeds from the Price Placement Offering (the “Account Assets”) in accordance with the terms of the Asset Management Agreement. Galaxy Digital will pursue a long-only investment strategy investing in ETH only, which strategy may include staking, restaking and liquid staking ETH to improve returns (the “ETH Strategy”). The ETH Strategy (and its risk-adjusted returns) will be overseen by our designated authorized persons. The custodian under the Asset Management Agreements will consist of Anchorage, BitGo and potentially other cryptocurrency custodians agreed to by us and Galaxy Digital.

The Company shall pay Galaxy Digital a tiered asset-based fee (the “Asset-based Fee”) ranging from 0.75% to 1.25% per annum of the Galaxy Digital’s Account Assets under management; provided, however, that the minimum Asset-based Fee payable to Galaxy Digital in any given month shall be $83,333.33 ($1 million per annum). However, the Company and Galaxy Digital have agreed to eliminate the minimum fee for the period of December 1, 2025 through March 31, 2026 and to revisit the appropriateness of the minimum based on the current scale and level of digital assets held currently. We expect, but cannot provide assurance, that we will eliminate or significantly reduce the contractual minimum fee based on the level of digital assets held and services provided.

The Asset Management Agreement was effective on July 23, 2025 and will, unless early terminated in accordance with the provisions of the Asset Management Agreement, continue in effect until the July 23, 2028, and, unless terminated in accordance with its terms, shall thereafter continue for successive one-year renewal periods upon the mutual agreement of the Galaxy Digital and us (each, a “Renewal Period”, and the period during which this Agreement is in effect, the “Term”). This Asset Management Agreement may be terminated at any time for Cause by us or Galaxy Digital upon at least thirty (30) days prior written notice to the other Party. In addition, at any time after the date that is three years after the Effective Date, this Agreement may be terminated at any time by us, by providing 90 days’ written notice to Galaxy Digital. The Asset Management Agreement defines the term “Cause” as (i) with respect to the Galaxy Digital, (a)(1) fraud, (2) material breach of its obligations under this Agreement, or (3) any action or omission constituting gross negligence in performing its obligations under this Agreement; provided, that Galaxy Digital shall have a cure period of thirty (30) days following notice of an occurrence of (1) or (2) if such breach, action or omission, as applicable is curable), (b) an act of insolvency, as defined in the Asset Management Agreement, occurring with respect to the Galaxy Digital; provided that an act of insolvency shall not be deemed to occur if Galaxy Digital assigns its obligations under this Agreement to an affiliate that is not subject to an Act of Insolvency, and (c) is dissolved; provided that such dissolution shall not be deemed to occur if the Galaxy Digital assigns its obligations under this Agreement to an affiliate that is not subject to dissolution; and (ii) with respect to us (a) a material breach by us of our obligations under the Asset Management Agreement (provided, that we shall have a cure period of thirty (30) days following notice of breach in the case of any such breach that is susceptible of cure) or (b) it becomes unlawful under any applicable law (as determined by Galaxy Digital in its sole discretion) for Galaxy Digital to perform its obligations under the Asset Management Agreement, in which case Galaxy Digital may immediately suspend its performance of all obligations under this Agreement and may terminate the Asset Management Agreement with three days prior written notice. Termination shall not affect liabilities or obligations incurred or arising from transactions initiated under the Asset Management Agreement prior to such termination, including the provisions regarding arbitration, which shall survive any expiration or termination of the Asset Management Agreement.

The foregoing summary of the Asset Management Agreement does not purport to be complete and readers are referred to the complete text of the Asset Management Agreement, which is attached hereto as Exhibit 10.12 and is herein incorporated by reference.

Website

Our corporate website is www.fgnexus.io. A copy of our Code of Business Conduct and Ethics can be found in the Governance Documents section of our website and is attached hereto as Exhibit 14.1 and is herein incorporated by reference. Information contained at the website is not a part of this report.

Human Capital Resources

We employed 15 persons at December 31, 2025, all of which were full-time. We are not a party to any collective bargaining agreement.

We believe we comply with all applicable provincial, state, local and applicable international laws governing nondiscrimination in employment in every location in which we operate. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status. We continue to monitor our demand for skilled and unskilled labor and provide training and competitive compensation packages in an effort to attract and retain skilled employees.

ITEM 1A. RISK FACTORS

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

Our Common Stock may trade at a substantial premium or discount to the value of the ETH and other assets we hold, and our stock price may be more volatile than the price of ETH.

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

The trading prices of many cryptocurrencies, including ETH, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain cryptocurrencies, including ETH, over the course of 2017, followed by steep drawdowns throughout 2018 in cryptocurrency trading prices. These drawdowns notwithstanding, cryptocurrency prices, including for ETH, increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak, and increased significantly again over the remainder of 2020 and the first quarter of 2021. Cryptocurrency prices, including ETH, experienced significant and sudden changes throughout 2021 followed by steep drawdowns in the fourth quarter of 2021 and throughout 2022. Cryptocurrency prices again experienced steep increases in value in 2024 before suffering steep drawdowns in early 2025 and again in late 2025, and continue to be volatile in early 2026.

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

We have shifted our business strategy towards a focus on ETH, and we may be unable to successfully implement this new strategy.

We have shifted our business strategy towards ETH and tokenization. We currently hold primarily ETH and in the future may engage in staking, restaking, liquid staking and other decentralized finance activities. There is no assurance that we will be able to successfully implement this new strategy or operate ETH-related activities at the scale or profitability currently anticipated. The ETH network operates with a Proof-of-Stake consensus mechanism, which differs significantly from BTC’s Proof-of-Work mining mechanism. This strategic shift requires specialized employee skillsets and operational, technical and compliance infrastructure to support ETH and related staking activities. This also requires that we implement different security protocols, and treasury management practices. There is no assurance that we will be able to execute this strategy by building out the needed infrastructure within the timeframe that we currently anticipate. Errors in key management could result in significant loss of funds and reduced rewards. As a result, our shift towards ETH could have a material adverse effect on our business and financial condition.

Our shift towards an ETH-focused strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.

Our shift towards an ETH-focused strategy potentially exposes us to operational risks. ETH’s Proof-of-Stake consensus mechanism requires the operation of validator nodes, secure key management and slashing protection. It also requires that we maintain constant up time to ensure that we are eligible for staking rewards and to avoid penalties. In addition, the ETH ecosystem rapidly evolves, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup. The upgrades and protocol changes may require that we incur unanticipated costs and it could cause temporary service disruptions. We may also need to employ third-party service providers in our operations, which may introduce risks outside of our control, including significant cybersecurity risks. Any of these operational risks could materially and adversely affect our ability to execute our ETH strategy and may prevent us from realizing positive returns and could severely hurt our financial condition.

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

With respect to Section 3(a)(1)(A), the substantial majority of the proceeds from our recent PIPE Offering were used to acquire ETH, which is an amount in excess of 40% of our total assets. Since we believe ETH is not an investment security, we do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the Investment Company Act. With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the Investment Company Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of our total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of our net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of the Company, and securities issued by qualifying companies that are controlled primarily by the Company.

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

We currently hold our ETH with Anchorage Digital Bank N.A. and BitGo Trust Company, Inc., as custodians (the “Custodians”) that have duties to safeguard our private keys, and use multisignature keys to prevent unauthorized access in accordance with our treasury operations. Our custodial services contracts do not restrict the asset manager’s ability to reallocate our ETH among other custodians, provided, however that our ETH holdings may be concentrated with a single custodian from time to time. In light of the significant amount of ETH we expect to hold, we may seek to engage additional custodians to achieve a greater degree of diversification in the custody of our ETH as the extent of potential risk of loss is dependent, in part, on the degree of diversification. However, multiple custodians may utilize similar wallet infrastructure, cloud service providers or software systems, which could increase systemic technology risk.

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

Operational Risk Factors

Our capital allocation strategy may not be successful, which could adversely impact our financial condition.

We intend to continue allocating part of our cash balances to companies and real estate and may engage in mergers, acquisitions and divestitures. These types of holdings are riskier than holding our cash balances as bank deposits or, for example, conservative options such as treasury bonds or money market funds. There can be no assurance that we will be able to maintain or enhance the value or the performance of the companies in which we have invested or may invest in the future, or that we will achieve returns or benefits from these holdings. Under certain circumstances, significant declines in the fair values of these holdings may require the recognition of other-than-temporary impairment losses. We may lose all or part of our holdings relating to such companies if their value decreases as a result of their financial performance or for any other reason. If our interests differ from those of other investors in companies over which we do not have control, we may be unable to effect any change at those companies. We are not required to meet any diversification standards, and our holdings may continue to remain concentrated. In addition, we may seek to sell some or all of our existing businesses as part of our holding company strategy.

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

We have invested in initial public offerings (“IPOs”) of special purpose acquisition companies, including SPACs that are sponsored by our affiliates. In general, a SPAC is a special purpose vehicle that is formed to raise capital from the public through an IPO with the purpose, usually, of using the proceeds to acquire a single unspecified business or assets to be identified after the IPO. The IPO proceeds are held in a trust account until released to fund a business combination or used to redeem shares sold in the IPO. SPACs are required to either consummate a business combination or liquidate within a set period of time following their IPO. Because, at the time of the IPO, the SPAC has no operating history or any plans, arrangements or understandings with any prospective investment targets, we will have no basis upon which to evaluate the SPAC’s ability to achieve its business objectives. If a SPAC fails to complete its initial business transaction within the required time period, it will never generate any operating revenues and our SPAC holding may receive only a fixed dollar amount per share upon redemption, or less than such fixed amount in certain circumstances which could significantly affect our operating results and stockholders’ equity.

Additionally, we have acquired equity interests in various sponsors of SPACs (“Sponsor”) and expect to acquire additional interests in sponsors of SPACs in the future. By investing in a Sponsor, we have provided at-risk capital which allows the Sponsor to launch the IPO of the SPAC. In exchange for this investment, we own interests in the Sponsor that entitle us to receive distributions of shares and warrants in the SPAC. These Sponsor interests do not have redemption rights to receive any portion of our original investment back from the trust account of the SPAC, as is normally associated with an IPO investment directly into a SPAC. Accordingly, an investment in a Sponsor is subject to a much higher degree of risk than an investment directly in a SPAC’s IPO because the entire investment may be lost if the SPAC is not successful in consummating a business combination. Such potential loss could have a material effect on our financial results and stockholders’ equity.

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

We may not be successful in carrying out our merchant banking strategy, and the fair value of our holdings will be subject to a loss in value.

Through our SPAC sponsorships, we may be subject to lock-up agreements, and our ability to access the capital used to sponsor SPACs may be limited for a defined period, which may increase a risk of loss of all or a significant portion of value. Our holdings may also become concentrated. A significant decline in the values of these holdings may produce a large decrease in our consolidated stockholders’ equity and can have a material adverse effect on our consolidated book value per share and earnings.

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

Adverse developments in the financial markets, such as disruptions, uncertainty or volatility in the capital and credit markets, may result in realized and unrealized capital losses that could have a material adverse effect on our results of operations, financial position and our businesses, and may also limit our access to capital required to operate our business. Depending on market conditions, we could incur additional realized and unrealized losses on our portfolio of equity and other holdings in future periods, which could have a material adverse effect on our results of operations, financial condition and business. Economic conditions could also have a material impact on the frequency and severity of claims and therefore could negatively impact our underwriting returns. The volatility in the financial markets could continue to significantly affect the returns on our equity and other holdings, reported results, and stockholders’ equity.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that we will need to evaluate frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. We currently qualify as a smaller reporting company and nonaccelerated filer under the regulations of the SEC. As a nonaccelerated filer, we are exempt from the requirement to include the auditor’s attestation on the effectiveness of our internal controls over financial reporting until such time as we no longer qualify as a nonaccelerated filer, based on our public float and reporting more than $100 million in annual revenues in a fiscal year. Regardless of our qualification status, we have implemented control systems and procedures to satisfy the reporting requirements under the Exchange Act and applicable requirements of Nasdaq, among other items. Maintaining these internal controls is costly and may divert management’s attention.

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

As of March 23, 2026, we have 692,806 shares of preferred stock outstanding designated as 8.00% Cumulative Preferred Stock, Series A, par value $25.00 per share (the “Series A Preferred Stock”). The aggregate liquidation preference with respect to the outstanding shares of Series A Preferred Stock is approximately $17.3 million, and annual dividends on the outstanding shares of Series A Preferred Stock are approximately $1.4 million. Holders of our Series A Preferred Stock are entitled to receive, when, as and if declared by our Board cumulative cash dividends from and including the original issue date at the rate of 8.00% of the $25.00 per share liquidation preference per annum (equivalent to $2.00 per annum per share). Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive, for each share held, an amount equal to the $25.00 liquidation preference and unpaid dividends. This would reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares.

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

Risks Related to Our Officers and Directors

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

The Company’s Chief Financial Officer, Chief Accounting Officer, and senior management lead the implementation of information system controls and are responsible for monitoring the controls to ensure they remain appropriate. The Audit Committee of the Board, with input from senior management, assesses the Company’s cybersecurity, other information technology risks, threats, and the measures implemented by the Company to mitigate and prevent cyberattacks. The Audit Committee will elevate any issues identified as potential threats to the attention of the Board. In addition, the Board oversees our annual enterprise risk assessment and receives periodic reports on the Company’s cybersecurity controls.

ITEM 2. PROPERTIES

Our executive offices are located at 6408 Bannington Road, Charlotte, North Carolina 28226, where we share executive offices with an affiliated entity. The lease term expires in March 2028. We believe our facilities are adequate for future needs.

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on our business or financial condition.

One of our subsidiaries is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to FG Nexus. In our experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. FG Nexus has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits.

On July 16, 2024, we received notice that we were named as a defendant, along with over 500 other companies, in a civil action filed for cost recovery and contributions related to the release and/or threatened release of hazardous substances from a facility known as the BKK Class 1 Landfill in Los Angeles County California from periods prior to 1987. The action alleges that FGH is a successor to Pichel Industries, Inc. (“Pichel Industries”) and that Pichel Industries contributed waste to the landfill. We are not aware of any successor relationship between the Company and Pichel. There have no further actions in this case since the initial filing in 2024, and we intend to defend ourselves vigorously in the event the plaintiffs choose to pursue action against the Company.

As of December 31, 2025, we have a loss contingency reserve of approximately $0.9 million, which represents management’s aggregate estimate of the potential losses related to the settlement of various open proceedings and claims. Management does not expect the resolution of these proceedings and claims to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock

Our common stock is traded on the Nasdaq Global Market tier of the Nasdaq Stock Market, LLC under the symbol “FGNX.” Our Series A Preferred Stock is also traded on the Nasdaq Global Market tier of the Nasdaq Stock Market under the symbol “FGNXP.”

Number of Common Stockholders

As of December 31, 2025, we had 7,080,747 shares of common stock outstanding, which were held by 177 stockholders of record, including Cede & Co., which holds shares on behalf of the beneficial owners of the Company’s common stock. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of March 23, 2026, we had 6,530,207 common shares outstanding.

Stock Repurchases

Common Stock

In September 2025, the Company’s Board of Directors adopted a share repurchase program to acquire up to $200 million of the Company’s outstanding common stock (the “Share Repurchase Program”). The Stock Repurchase Program, which is open-ended, allows the Company to repurchase its Common Stock from time to time in the open market and in negotiated transactions. Any repurchases conducted pursuant to the Share Repurchase Program will be in accordance with Rule 10b-18 of the Exchange Act and will be made in accordance with applicable laws and regulations in effect from time to time. Subject to applicable rules and regulations, the shares of common stock may be purchased from time to time in the open market transactions and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations.

The following table provides information about purchases made by us of our common stock for each month included in the fourth quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(in thousands, except per share amounts)
October 2025	319	$20.10	319	$193,595
November 2025	648	$14.95	648	$183,898
December 2025	651	$15.40	651	$173,867
Quarter Ended December 31, 2025	1,618	$16.15	1,618	$173,867

Preferred Stock

As of December 31, 2025, we had 888,884 preferred shares outstanding, and as of March 23, 2026, we had 692,806 preferred shares outstanding.

In December 2025, the Company’s Board of Directors approved a preferred share repurchase program to acquire up to 894,580 shares of the Company’s outstanding preferred shares (the “Preferred Share Repurchase Program”). The Preferred Share Repurchase Program, which is open-ended, allows the Company to repurchase its preferred shares from time to time in the open market and in negotiated transactions. Any repurchases conducted pursuant to the Preferred Share Repurchase Program will be in accordance with Rule 10b-18 of the Exchange Act and will be made in accordance with applicable laws and regulations in effect from time to time.

The following table provides information about purchases made by us of our preferred stock for each month included in the fourth quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	The maximum number of shares that may still be purchased under the plans or programs
	(in thousands, except per share amounts)
October 2025	-	$-	-	-
November 2025	-	$-	-	-
December 2025	6	$22.14	6	889
Quarter Ended December 31, 2025	6	$22.14	6	889

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

Unless context denotes otherwise, the terms “Company,” “FG Nexus,” “we,” “us,” and “our,” refer to FG Nexus Inc. (formerly known as Fundamental Global Inc.), and its subsidiaries.

Overview

FG Nexus, formerly known as Fundamental Global Inc., is a holding company incorporated in the state of Nevada. On December 9, 2022, we completed our reincorporation from a Delaware corporation to a Nevada corporation. On September 5, 2025, we changed our name from “Fundamental Global Inc.” to “FG Nexus Inc.” Our common stock and Series A preferred shares are currently listed on Nasdaq under the symbols “FGNX” and “FGNXP,” respectively. We currently conduct business through our primary business segments including digital assets and merchant banking.

Digital Assets

Following the private placement in July 2025, the Company transitioned its operations to focus primarily on operating as a digital asset treasury focused on ETH and tokenization opportunities, particularly the tokenization of real-world assets. Ethereum and other Ether related digital assets serve as our primary treasury assets, Ethereum is the foundation of digital finance and settlement layer for the majority of stablecoins, Decentralized Finance (DeFi), and tokenized assets. ETH is the native token of the Ethereum network, which we purchased ETH as our initial treasury asset following the private placement.

Our treasury strategy is focused on commercializing and expanding the tokenization of real-world assets, potentially including affordable housing, reinsurance, real estate and other asset classes. As of December 31, 2025, our digital asset portfolio included 40,093 ETH, with an estimated fair value of $119.4 million. As of March 23, 2026, our digital asset portfolio had expanded and was comprised of a combination of ETH and wrapped staked ETH (“WSETH”), with an estimated combined fair value of approximately $64.6 million. All of our digital assets are held in our custodial accounts at Anchorage and BitGo (both as defined below) and is currently un-staked for maximum financial flexibility and liquidity.

We utilize third-party custodians, including Anchorage and BitGo as well as third-party treasury management services including Galaxy Digital (as defined below) to facilitate our treasury strategies.

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

Discontinued Operations

We operated a reinsurance business, which has been classified as assets held for sale since as of December 31, 2024. We sold a portion of our reinsurance business in the first half of 2025 and sold the remaining portion of the reinsurance business in early 2026.

Our wholly-owned subsidiary and managed services business, Strong Technical Services (“STS”), a leader in the entertainment industry providing mission critical products and services to cinema exhibitors and entertainment venues for over 90 years was transferred to the CVR Trust in August 2025. STS provides comprehensive managed service offerings including remote network operating center support, on-site field service, content delivery, installation and other services designed to support cinema and entertainment operators.

We previously operated Strong Studios, Inc. and Strong/MDI Screen Systems, Inc. Those business units were sold in 2024 and are no longer part of our operations as of December 31, 2025.

These discontinued business units are more fully described in Item 8, Note 7, in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Recent Developments and Transactions

Reverse Stock Split

On January 21, 2026, our Board of Directors approved a reverse stock split of the authorized, issued and outstanding shares of our common stock, par value $0.001 per share (the “Common Stock”) at a ratio of one (1)-for-five (5) (the “Reverse Stock Split”) by filing a certificate of amendment to our amended and restated articles of incorporation with the Nevada Secretary of State on February 10, 2026 (“2026 RSS Charter Amendment”). The Reverse Stock Split became effective on February 13, 2026 (the “Effective Date”), at 9:30 a.m., Eastern Time, and our common shares began trading on a split-adjusted basis at the commencement of trading on the same day. No fractional shares were issued in connection with the Reverse Stock Split, rather stockholders who would have otherwise received fractional shares received cash payments in lieu of such fractional shares. After the Reverse Stock Split, the Company had 6,555,124 shares of Common Stock outstanding. All equity awards outstanding immediately prior to the Reverse Stock Split were adjusted to reflect the Reverse Stock Split. As a result of the Reverse Stock Split, all references to Common Stock in this Annual Report on Form 10-K (this “Form 10-K”) have been adjusted to reflect the Reverse Stock Split.

The foregoing summary of 2026 RSS Charter Amendment does not purport to be complete and readers are referred to the complete text of the 2026 RSS Charter Amendment, a copy of which is attached hereto as Exhibit 3.9 and is herein incorporated by reference.

Letter of Intent to Sell Quebec Real Estate

We signed a non-binding letter of intent to sell our Quebec property for $15.0 million CAD, or approximately $11.0 million USD. Following repayment of the existing installment loan, the transaction is expected to generate approximately $8.0-$9.0 million USD in net pretax proceeds. The letter of intent does not constitute a binding agreement, and there can be no assurance that a definitive sale agreement will be reached or that the transaction will be completed. The transaction, if completed, is expected to close during the first half of 2026, subject to the execution of definitive agreements, completion of due diligence, and satisfaction of customary closing conditions.

Agreement to Sell Reinsurance Business

We operated a reinsurance business, which has been classified as assets held for sale since December 31, 2024. We sold a portion of our reinsurance business in the first half of 2025. On January 2, 2026, Company consummated the initial closing (the “First Closing”) of the transaction contemplated by a transaction agreement (the “Transaction Agreement”), initially dated June 27, 2025 and ultimately executed and delivered on October 22, 2025, by and among FG Reinsurance Holdings, LLC, a wholly owned subsidiary of the Company, (“FGRH”), Thomas Heise, FG RE Corporate Member Limited, a company incorporated and registered in England and Wales, FG Reinsurance Ltd., a Cayman Islands limited liability company, (“FG Re”), and a reinsurance investor (the “Reinsurance Investor”), which provided for the sale by FGRH of 100% of the equity of FG Re and FG Solutions Ltd. a Bermuda service company (“FG Solutions”) (FG Solutions collectively with FG Re the “FG Reinsurance Division”) to Thomas Heise. On September 16, 2025, Thomas Heise assigned all of his rights and obligations under the Transaction Agreement to Devondale Holdings, LLC (“Devondale”). This transaction was previously disclosed in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 28, 2025.

At the First Closing, in accordance with the terms of the Transaction Agreement, the Company completed the sale of the equity of FG Re and FG Solutions to Devondale in exchange for (1) the release of $3.3 million of collateral that FGRH had posted in connection with certain reinsurance contracts of the FG Reinsurance Division; and (2) 40% of the Class A voting units of Devondale (collectively the “Consideration”). Pursuant to the Transaction Agreement, FGRH agreed to leave $1.3 million in cash in FG Re in exchange for a promissory note in the amount of $1.3 million that accrues interest at a rate of 6% per annum with all principal and accrued interest due and payable on June 30, 2027.

The foregoing summary of Transaction Agreement does not purport to be complete and readers are referred to the complete text of the Transaction Agreement, a copy of which is attached hereto as Exhibit 10.27 and is herein incorporated by reference.

An additional closing (the “Second Closing”) occurred on March 23, 2026 whereby Saltire Capital Ltd, a company traded on the Toronto Stock Exchange, through one of its subsidiaries advanced Devondale $1.0 million to fund Devondale’s $1.0 million cash payment obligation to FGRH in exchange for (1) a promissory note in the amount of $1.0 million that accrues interest with principal and interest, based on a 5-year amortization schedule commencing on September 30, 2027, with a balloon payment of all remaining principal and accrued interest on June 30, 2030, and (2) 40% of the Class A voting units of Devondale. Devondale’s obligation to make a cash payment of $1.0 million to FGRH is set forth in the agreement, dated October 25, 2025, by and between FGRH, Thomas Heise and Devondale (the “October 25, 2025 Agreement”).

The foregoing summary of October 25, 2025 Agreement does not purport to be complete and readers are referred to the complete text of the October 25, 2025 Agreement, a copy of which is attached hereto as Exhibit 10.28 and is herein incorporated by reference.

Loan Agreement

On October 29, 2025, the Company entered into a master digital currency loan agreement (the “MLA”) with [*] (the “Lender”). Pursuant to the MLA the Company may deliver to Lender a lending request for a borrowed asset from the Lender. If Lender agrees to make a loan (each a “Loan”), then the Lender shall transmit to the Company either (a) digital currency to the Company’s digital currency address or (b) cash via the Company’s wire instructions. The specific and final terms of a Loan shall be memorialized in a loan term sheet (the “Loan Term Sheet”). In the event of any conflict of the terms between the MLA and the terms of the applicable Loan Term Sheet, the terms of the relevant Loan Term Sheet shall govern. All Loans under the MLA are callable by Lender and may be pre-paid by the Company. Loans under the MLA shall terminate upon the maturity date or the exercise by the Company or the Lender of the callable option. The MLA requires that the Company provide collateral for all Loans in an amount to be agreed upon by the Company and the Lender as set forth in the applicable Loan Term Sheet. The Company’s collateral for a Loan is subject to margin calls and fees, the particulars of which are delineated in the applicable Loan Term Sheet.

In connection with the MLA, the Company entered into an account control agreement, dated October 29, 2025 (the “ACA”) by and between [*] (the “Custodian”), the Company and the Lender. The Company maintains some of its ETH holdings with the Custodian. The ACA provides the Custodian will acknowledge the MLA between the Company and Lender and that the Custodian will recognize that the Lender may have a security interest in certain assets of the Company maintained at Custodian.

On October 30, 2025, the Company and Lender executed a Loan Term Sheet (the “October 2025 LTS”). The October 2025 LTS provided for a $10.0 million loan with a fee of 7.9% (the “October Loan”). The October Loan was repaid in December 2025. The collateral for the October Loan was Staked ETH and the Initial Collateral Level was 170%. The margin call rate was 140%. The October 2025 LTS also provided that the following additional terms shall also apply to the October Loan: (a) post-default hedging costs and (b) certain additional remedies in the event of a default under the MLA.

The foregoing summary of the MLA, the ACA and the October 2025 LTS do not purport to be complete and are qualified in their entirety by reference to the actual MLA, the ACA and the October 2025 LTS copies of which are attached hereto as Exhibits 10.29, 10.30 and 10.31, respectively, and are incorporated herein by reference.

Share Repurchase Programs

In September 2025, our Board adopted a share repurchase program to acquire up to $200 million of our outstanding Common Stock (the “Common Stock Repurchase Program”). The Common Stock Repurchase Program, which is open-ended, allows us to repurchase our Common Stock from time to time in the open market and in negotiated transactions. Any repurchases conducted pursuant to the Common Stock Repurchase Program will be in accordance with Rule 10b-18 of the Exchange Act and will be made in accordance with applicable laws and regulations in effect from time to time. Subject to applicable rules and regulations, the shares of common stock may be purchased from time to time in the open market transactions and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements, and other business considerations. Commencing on October 23, 2025, and through March 23, 2026, we have purchased a total of approximately 2.2 million shares of our Common Stock at a total cost (including commissions) of approximately $34.9 million. Through March 23, 2026, we have repurchased approximately 25.8% of our Common Stock outstanding immediately prior to implementation of the program. All shares repurchased under the Common Stock Repurchase Program are recorded as treasury stock.

In December 2025, our Board approved a preferred share repurchase program to acquire up to 894,580 shares of our outstanding preferred shares (the “Preferred Share Repurchase Program”). The Preferred Share Repurchase Program, which is open-ended, allows the Company to repurchase its preferred shares from time to time in the open market and in negotiated transactions. Any repurchases conducted pursuant to the Preferred Share Repurchase Program will be in accordance with Rule 10b-18 of the Exchange Act and will be made in accordance with applicable laws and regulations in effect from time to time. Commencing on December 12, 2025 and through March 23, 2026, we have purchased approximately 202 thousand shares of our Series A Preferred Stock at a total cost (including commissions) of approximately $5.0 million. Through March 23, 2026, we have repurchased approximately 22.6% of our Series A Preferred Stock outstanding immediately prior to implementation of the program. All repurchased Series A Preferred Stock are recorded as a reduction to the liquidation value of the Preferred Stock.

ATM Offering

On August 7, 2025, we entered into a Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which we may offer and sell, from time to time through the Sales Agent, up to such number or dollar amount of shares that would (a) exceed the number or dollar amount of shares of Common Stock registered on the effective registration statement pursuant to which the offering is being made, (b) exceed the number of authorized but unissued shares of Common Stock (less shares of Common Stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from our authorized capital stock), (c) exceed the number or dollar amount of shares of Common Stock permitted to be sold under Form S-3 or (d) exceed the number or dollar amount of shares of Common Stock for which the Company has filed a Prospectus Supplement (defined below) (the lesser of (a), (b), (c) and (d), the “Shares”) of our Common Stock, subject to the terms and conditions of the Sales Agreement. We filed a Registration Statement on Form S-3 offering up to $5 billion of the Shares. Under the Sales Agreement, the Sales Agent may sell the Shares in sales deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through The Nasdaq Global Market or any other existing trading market for the Common Stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. We may instruct the Sales Agent not to sell the Shares if the sales cannot be effected at or above the price designated by us from time to time. Through December 31, 2025, we sold a total of approximately 0.4 million shares of Common Stock pursuant to the Sales Agreement, which generated gross proceeds of approximately $15.5 million, or approximately $14.1 million after offering costs. As of October 13, 2025, we suspended the ATM. While we plan to reinstate the ATM and to sell additional Shares, as of the date of this Form 10-K, the reinstatement of the ATM has not yet occurred.

The foregoing summary of Sales Agreement does not purport to be complete and readers are referred to the complete text of the Sales Agreement, a copy of which is attached hereto as Exhibit 10.24 and is herein incorporated by reference.

Private Placement Offering

In July 2025, we entered into securities purchase agreement with certain accredited investors (the “Purchasers”) pursuant to which we agreed to sell and issue to the Purchasers in a private placement offering (the “Private Placement Offering”) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 8.0 million shares (the “Pre-Funded Warrant Shares,”) of our Common Stock at an offering price of $25.00 per Pre-Funded Warrant payable at the option of the Purchaser in cash, Bitcoin, USDC or ETH. The Private Placement Offering closed in August 2025, and we received gross cash proceeds of approximately $176.0 million, or $168.6 million after offering costs, and cryptocurrency totaling approximately $24.0 million. Upon the effectiveness of the September Charter Amendment (as defined below), approximately 6.8 million Pre-Funded Warrants automatically converted into shares of our Common Stock. As of December 31, 2025, all Pre-Funded Warrants have been converted into our Common Stock.

The foregoing summary of Private Placement Offering and the Pre-Funded Warrants do not purport to be complete and readers are referred to the complete text of the (1) Form of Securities Purchase Agreement, dated as of July 29, 2025, between Fundamental Global Inc. and each Purchaser (as defined therein); (2) Placement Agency Agreement, dated July 29, 2025, between Fundamental Global Inc. and ThinkEquity LLC; ; (3) Form of Registration Rights Agreement, dated as of July 29, 2025; (4) Form of Optionally Exercisable Pre-Funded Warrant; (5) Form of Automatically Exercisable Pre-Funded Warrant; and (6) Form of Placement Agent Warrant, between Fundamental Global Inc. and each Purchaser (as defined therein), copies of which are attached hereto as Exhibits 10.9, 10.10, 10.11, 4.5, 4.6 and 4.7, respectively, and are herein incorporated by reference.

Charter Amendments

As approved by a majority of its stockholders by written consent, dated July 23, 2025, we filed a certificate of amendment to our amended and restated articles of incorporation with the Nevada Secretary of State on September 5, 2025 to (i) increase the total number of authorized shares of Common Stock from 0.8 million to 200.0 million, (ii) increase the total number of authorized shares of preferred stock, par value $.001 per share (the “Undesignated Preferred Stock”) from 100.0 million to 500.0 million, (iii) increase the total number of authorized shares of 8% cumulative preferred stock, Series A (the “Series A Preferred Stock”) from 1.0 million to 15.0 million and (iv) change the name of the Company to “FG Nexus Inc.” (the “September Charter Amendment”). The September Charter Amendment was declared effective on September 5, 2025.

The foregoing summary of September Charter Amendment does not purport to be complete and readers are referred to the complete text of the September Charter Amendment, a copy of which is attached hereto as Exhibit 3.7 and is herein incorporated by reference.

A majority of our stockholders approved, by written consent dated September 4, 2025, a certificate of amendment to our amended and restated articles of incorporation to (a) increase the total number of authorized shares of Common Stock from 200.0 million shares to 180.0 billion shares and the total number of authorized shares of preferred stock from 500.0 million shares to 100.0 billion shares (collectively, the “Preferred Stock”), of which (i) 10.0 billion shares of Preferred Stock (increased from 15.0 million) are designated 8% cumulative preferred stock, Series A, par value $25.00 (the “Series A Preferred Stock”), and (ii) 90.0 billion shares of Preferred Stock (increased from 485.0 million shares) are undesignated preferred stock, par value $0.001 per share (the “Undesignated Preferred Stock”), (b) require that certain “Concurrent Jurisdiction Actions” and “Internal Actions” (as such terms are defined in NRS 78.046, collectively, the “Internal Actions”) must be brought solely or exclusively in the Eighth Judicial District Court of Clark County in the State of Nevada and that such Internal Actions should be tried before a judge rather than a jury, in accordance with NRS 78.046(4); (c) clarify that any change of the Company’s name shall not require consent of the Company’s stockholders, in accordance with NRS 78.390(8); (d) have the Company “opt out” of the interested stockholder combination provisions set forth in NRS Sections 78.411 to 78.444, inclusive; and (e) have the Company “opt out” of the control share provisions set forth in NRS Sections 78.378 to 78.3793, inclusive (the “Additional Charter Amendment”). In connection with the Additional Charter Amendment, we also amended our By-laws to clarify the applicable voting thresholds for proposed amendments to the By-Laws. The Additional Charter Amendment was filed with and declared effective by the Secretary of State of the State of Nevada, on October 7, 2025.

The foregoing summary of Additional Charter Amendment does not purport to be complete and readers are referred to the complete text of the Additional Charter Amendment, a copy of which is attached hereto as Exhibit 3.8 and is herein incorporated by reference.

Asset Transfer and CVR Trust

In August 2025, in connection with the Private Placement Offering and the launch of our treasury strategy, we transferred a significant portion of our legacy assets (the “Asset Transfer”) to a trust (the “CVR Trust”) established in connection with the creation of contingent value rights (“CVRs”) for the benefit of our stockholders as of August 8, 2025. We distributed the CVRs prior to the effectiveness of the September Charter Amendment and the exercise of any of the Pre-Funded Warrants sold in the Private Placement Offering. The CVRs represent the contractual right to receive a pro rata portion of the net proceeds received by the CVR Trust upon the future disposition, if any, of the assets transferred to the CVR Trust by the Company. See Item 8, Note 6, in the Notes to the Consolidated Financial Statements included in this 10-K for additional details.

Prior Year Developments and Transactions

On February 29, 2024, FG and FG Group Holdings, Inc. (“FGH”) closed a plan of merger to combine the companies in an all-stock transaction (the “Merger”). In connection with the Merger, FGH common stockholders received one share of FG common stock for each share of common stock of FGH held by such stockholder. Upon completion of the Merger, the combined company was renamed to Fundamental Global Inc.

On May 3, 2024, Strong Global Entertainment, Inc. (“Strong Global Entertainment” or “SGE”), a majority owned subsidiary of the Company, entered into an acquisition agreement (the “Acquisition Agreement”) with FG Acquisition Corp. (“FGAC”), a special purpose acquisition company (“SPAC”), Strong/MDI Screen Systems, Inc. (“Strong/MDI”), FGAC Investors LLC, and CG Investments VII Inc. The transaction closed on September 25, 2024. As part of the closing, FGAC was renamed Saltire Holdings, Ltd (“Saltire”), and Saltire acquired all of the outstanding shares of one of the Company’s indirect wholly-owned subsidiaries, Strong/MDI. As a result of the acquisition, Strong/MDI became a wholly-owned subsidiary of Saltire.

On May 30, 2024, the Company and Strong Global Entertainment, an operating company in which we held approximately 76% of the Class A common shares, entered into a definitive arrangement agreement and plan of arrangement to combine the companies in an all-stock transaction (the “Arrangement”). Upon completion of the Arrangement, the stockholders of Strong Global Entertainment received 1.5 common shares of the Company for each share of Strong Global Entertainment. The transaction closed on September 30, 2024. Following the closing, Strong Global Entertainment ceased to exist, and its common shares were delisted from NYSE American LLC and deregistered under the Securities Exchange Act of 1934.

In April 2024, we sold our Digital Ignition technology incubator and co-working facility in Alpharetta, Georgia for gross proceeds of $6.5 million. In connection with the sale of the land and building, we recorded a non-cash impairment charge of approximately $1.4 million during the first quarter of 2024 to adjust the carrying value of the assets to the fair market value less costs to sell.

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

Digital Assets

The Company’s digital assets as of December 31, 2025 is solely comprised of ETH, which falls within the scope of ASC 350-60. The Company does not hold any digital assets that do not fall into the scope of ASC 350-60.

As of December 31, 2025, the Company held $119.4 million of ETH, which are held at fair value and are included as part of the ETH digital assets line on the consolidated balance sheets. In determining the fair value of the crypto assets in accordance with ASC 820, the Company utilizes Coinbase as the principal market. The activity from remeasurement of ETH at fair value is reflected in the condensed consolidated statements of operations within Unrealized gain (loss) on ETH digital assets. As part of the Private Placement Offering, certain investors contributed cryptocurrency assets (ETH, Bitcoin and USDC). The Company converted the Bitcoin and USDC received to ETH. Realized gains and losses from the derecognition of cryptocurrency assets are included in Realized gain (loss) on cryptocurrency assets, net in the consolidated statements of operations. We use a first-in, first-out methodology to assign costs to cryptocurrency assets for purposes of the cryptocurrency assets held and realized gains and losses. Sales and purchases of cryptocurrency assets are reflected as cash flows from investing activities in the condensed consolidated statements of cash flows. Contributions of cryptocurrency assets received as part of the consideration received in the Private Placement Offering are presented as noncash financing activities in the consolidated statements of cash flows.

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

Other Holdings

Other holdings consist, in part, of equity holdings made in privately held companies accounted for under the equity method. As discussed further in Note 8 to the accompanying consolidated financial statements, certain holdings held by our equity method investees are valued using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility and discount for lack of marketability of the underlying holding. Our investees estimate the volatility of these holdings based on the historical performance of various broad market indices blended with various peer companies which they consider as having similar characteristics to the underlying holding, as well as consideration of price and volatility of relevant publicly traded securities such as SPAC warrants. Our investees also consider the probability of a successful merger when valuing equity for SPACs that have not yet completed a business combination.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of December 31, 2025 or December 31, 2024.

Stock-Based Compensation Expense

The Company uses the fair-value method of accounting for stock-based compensation awards granted. The Company has determined the fair value of its outstanding stock options on their grant date using the Black-Scholes option pricing model along with multiple Monte Carlo simulations to determine a derived service period as the options vest based upon meeting certain performance conditions. The Company determines the fair value of restricted stock units (“RSUs”) on their grant date using the fair value of the Company’s common stock on the date the RSUs were issued (for those RSUs which vest solely based upon the passage of time). The fair value of these awards is recorded as compensation expense over the requisite service period, which is generally the expected period over which the awards will vest, with a corresponding increase to additional paid-in capital. When the stock options are exercised, or correspondingly, when the RSUs vest, the amount of proceeds together with the amount recorded in additional paid-in capital is recorded in stockholders’ equity.

Recent Accounting Pronouncements

See Item 8, Note 3 – Recently Adopted and Issued Accounting Standards in the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements and their effect on the Company.

Results of Operations

As a result of the reverse merger of FGF and FGH, the condensed consolidated financial statements for the periods prior to the merger represent the results of FGH, as the accounting acquirer. For periods subsequent to the merger, the condensed consolidated financial statements represent the combined results of FGH and FGF. Because of the reverse merger transaction, 2024 includes ten months of revenue, expenses and cash flows from FGF whereas 2025 reflects a full year of consolidated operating activities. Accordingly, results between periods may not be comparable.

We operated a reinsurance business, which has been classified as assets held for sale since December 31, 2024. We sold a portion of our reinsurance business in the first half of 2025 and sold the remaining portion of the reinsurance business in early 2026.

Our former wholly-owned subsidiary and managed services business, Strong Technical Services (“STS”), was transferred to the CVR Trust in August 2025. We also previously operated Strong Studios, Inc. (“Strong Studios”) and Strong/MDI Screen Systems Inc. (“Strong/MDI”). Those business units were sold in 2024 and are no longer part of our operations as of December 31, 2025. The reinsurance business, the managed services business, Strong/MDI, and Strong Studios are all presented as discounted operations in our consolidated financial statements.

Management’s discussion and analysis of financial condition and results of operations reflects the continuing operations of the Company as they existed as of December 31, 2025.

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

	Year Ended December 31,
	2025	2024	$ Change	% Change
Total revenue	$2,413	$779	$1,634	209.8%

General and administrative expenses	(14,506)	(9,395)	(5,111)	54.4%
Stock-based compensation	(7,760)	(1,618)	(6,142)	379.6%
Realized loss on digital assets	(5,815)	-	(5,815)	100.0%
Unrealized measurement of fair value of ETH digital assets	(38,327)	-	(38,327)	100.0%
Impairment and other	(5)	(1,475)	1,470	-99.7%
Loss from operations	(64,000)	(11,709)	(52,291)	446.6%
Loss on equity holdings	(5,503)	(14,675)	9,172	-62.5%
Foreign currency translation gain (loss)	1,936	(2)	1,938	n/m
Bargain purchase on acquisition and other expense, net	(140)	2,017	(2,157)	-106.9%
Loss from continuing operations before income taxes	(67,707)	(24,369)	(43,338)	177.8%
Income tax benefit	73	92	(19)	-20.7%
Net loss from continuing operations	$(67,634)	$(24,277)	$(43,357)	178.6%

Total revenue of $2.4 million during 2025 increased $1.6 million or 209.8% as compared to total revenue of $0.8 million in 2024. Total revenue during 2025 included $1.5 million of ETH staking rewards, $0.5 million of merchant banking advisory fees, and $0.4 million of rental income. Total revenue during 2024 consisted of $0.7 million of rental income and $0.1 million of merchant banking advisory fees. The increase in revenue during 2025 was attributable to the launch of our ETH staking activities in August 2025 and the advisory fees generated by our merchant banking team, which commenced during the fourth quarter of 2024, partially offset by the reduction of rental income as a result of the sale of our Digital Ignition building in early 2024.

Loss from operations increased to $64.0 million during 2025 as compared to $11.7 million during 2024. Loss from operations during 2025 included a $38.3 million unrealized mark to market adjustment on the valuation of our ETH digital assets, as well as realized losses on the sale of ETH totaling $5.8 million. Stock compensation expense of $7.8 million during 2025 increased over the prior year as a result of warrants issued in connection with the Private Placement Offering during the third quarter of 2025. The $5.1 million increase in general and administrative expenses during 2025 as compared to the prior year period was primarily due to higher compensation costs, professional fees and public relations expenses incurred as we launched our new ETH treasury operations, partially offset by lower expenses resulting from cost reduction initiatives following the prior year M&A transactions. We also recorded a $1.4 million non-cash impairment related to the sale of the Digital Ignition building in the prior year period.

Losses on our equity holdings were lower during 2025 as compared to the prior year period primarily as a result of lower equity method losses on the common shares of Saltire and other equity method holdings, partially offset by dividend income from Saltire recorded during 2025. Results of equity holdings are impacted by many factors including market volatility, which can be amplified in any given short term measurement period.

Interest expense during 2025 decreased as a result of the sale of the Digital Ignition building in April 2024 and the repayment of the mortgage. The year ended December 31, 2024 included a bargain purchase gain of $2.3 million as a result of the merger of FGF and FGH.

Net loss from continuing operations increased to $67.6 million during 2025 from $24.2 million during 2024 primarily due to the unrealized mark to market adjustments during the current year due to fluctuations in the value of our ETH as well as the increased operating expenses and other costs associated with launching our digital asset treasury operations.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $13.4 million and ETH digital assets with a fair value of $119.4 million.

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, proceeds from capital raises, sales of ETH digital assets and certain equity holdings and credit facilities. Our ETH digital assets are not subject to any trading restrictions and are not pledged as collateral. We believe our ETH digital assets are readily convertible into cash, and we may convert ETH to cash periodically to fund operations.

We believe that we have sufficient liquidity through our cash on hand, ETH digital asset holdings, access to credit and other sources to meet our operating and other cash requirements for the next twelve months.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the year ended December 31, 2025 and 2024 (in thousands).

	Year Ended December 31,
	2025	2024
Cash and cash equivalents – beginning of year	$6,562	$4,558

Net cash (used in) provided by operating activities from continuing operations	(6,663)	(3,940)
Net cash provided by investing activities from continuing operations	(128,147)	13,288
Net cash (used in) provided by financing activities from continuing operations	136,022	(6,856)
Effect of exchange rate changes on cash and cash equivalents	24	(11)
Net increase in cash and cash equivalents from continuing operations	1,236	2,481

Net increase in cash and cash equivalents from discontinued operations	5,597	(477)

Cash and cash equivalents – end of year	$13,395	$6,562

Net cash used in operating activities from continuing operations during 2025 was approximately $6.7 million, compared to $3.9 million during 2024. Cash used in operations increased primarily due to general and administrative expenses, including higher compensation costs, professional fees and public relations expenses, incurred as we launched our new ETH treasury operations, partially offset by lower expenses resulting from cost reduction initiatives following the prior year M&A transactions, partially offset by an increase in working capital.

Net cash used in investing activities from continuing operations during 2025 was approximately $128.1 million, compared to $13.3 million of cash provided by investing activities during 2024. Cash used in investing activities during 2025 primarily included $138.0 million of net ETH purchases, partially offset by $2.3 million of a net inflow from the sale of equity holdings and $7.5 million of principal received as a result of the redemption of Saltire preferred shares. Cash provided by investing activities during 2024 included $1.9 million of an increase in cash as a result of the Merger of FGF and FGH, $6.2 million of proceeds from the sale of the building in Alpharetta and $5.0 million of proceeds from the sale of equity holdings.

Net cash provided by financing activities from continuing operations during 2025 was approximately $136.0 million compared to net cash used in financings activities of $6.9 million during 2024. Cash provided by financing activities during 2025 included $168.6 million of net proceeds received as part of the Private Placement Offering and $14.1 million of net proceeds received under the ATM Offering, partially offset by $18.0 million of cash distributed to the CVR Trust, $26.2 million of purchases under our common and preferred share buyback programs, $0.2 million of principal payments on debt, $1.8 million of payments of dividends on our Series A Preferred Shares and $0.4 million of withholding taxes paid related to the net settlement of the vesting of RSUs. Cash used in financing activities during 2024 included $5.5 million of principal payments on debt and $1.4 million of payments of dividends on our Series A Preferred Shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

FG Nexus Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of FG Nexus Inc. (the “Company”) as of December 31, 2025, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the 2025 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to retrospectively apply the one-for-five reverse stock split effected on February 13, 2026, and to retrospectively reflect the discontinued operations to the 2024 consolidated financial statements as described in Note 1 and Note 7, respectively. In our opinion, such adjustments and related disclosures are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Evaluation of Audit Evidence Pertaining to the Existence and Control of Digital Assets

As described in Note 4 to the consolidated financial statements, the Company records digital assets at cost and subsequently measures at fair value, with changes in fair value recognized in change in fair value of digital assets. As of December 31, 2025, the fair value of the Company’s digital assets was $119.4 million. The Company’s digital asset holdings are custodied by two third-party institutional custodians under multi-signature arrangements.

We identified the evaluation of audit evidence pertaining to the existence of the digital assets and whether the Company controls the digital assets as a critical audit matter. Auditing digital assets involved especially challenging auditor judgment due to the nature of blockchain-based assets, the reliance on cryptographic private keys for control, and the need to obtain sufficient audit evidence over assets custodied through third-party institutional custodians. Control over the digital assets is provided through private keys stored using third-party custodial services located in multiple geographically dispersed locations. In addition, information technology (“IT”) professionals with specialized skills and knowledge in blockchain technology were needed to assist in evaluating certain aspects of the audit procedures performed.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our procedures included, among others, evaluated the design and implementation of certain internal controls over the digital assets process, including a control over the comparison of the Company’s records of digital assets held to the custodial records. We involved IT professionals with specialized skills and knowledge in blockchain technology to assist in evaluating certain aspects of the digital asset custody process. We obtained confirmations from the Company’s custodians of the digital assets held in custody as of December 31, 2025 and compared the amounts confirmed to the Company’s records. We also performed procedures to verify ownership and movement of digital assets by tracing selected transactions recorded by the Company to the public blockchain ledger.

Evaluation of Distribution of Assets to CVR Trust

As described in Note 6 to the consolidated financial statements, the Company distributed a significant portion of its legacy assets to a contingent value rights trust (the “CVR Trust”). The transfer was completed as part of a strategic transaction to distribute certain legacy assets to stockholders through contingent value rights. The Company recorded the transaction as a distribution to stockholders, reflected as a reduction to additional paid-in capital (“APIC”) and a corresponding reduction to the net assets transferred, totaling approximately $48.2 million.

We identified the evaluation of audit evidence related to the accounting for the transfer of assets to the CVR Trust, the completeness and accuracy of the assets transferred, and the appropriate presentation of the transaction as a distribution to stockholders as a critical audit matter. Auditing the accounting for this transaction involved especially challenging auditor judgment due to the complexity of the transaction structure, the need to evaluate the legal and economic substance of the transfer to the trust, and the significance of the assets transferred to the consolidated financial statements. Significant audit effort was required to assess whether the accounting treatment as an equity distribution was appropriate and whether the assets transferred were complete and accurately measured at their carrying values at the date of transfer.

Addressing this critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our procedures included, among others, evaluated the design and implementation of controls over management’s process for identifying and accounting for the transfer of the net assets and the classification of the transaction as an equity distribution. We inspected the transaction agreements, including the CVR Trust agreement and related legal documentation, to obtain an understanding of the structure and terms of the transaction and to evaluate whether the accounting treatment as a distribution to stockholders recorded in APIC was appropriate. We reviewed Board of Directors’ meeting minutes and approvals supporting the authorization of the transfer of the net assets to the CVR Trust.

We also tested the completeness and accuracy of the assets and liabilities transferred by agreeing the balances included in the disposal group to the Company’s underlying accounting records and supporting documentation. In addition, we tested the carrying value of significant assets and liabilities transferred, including reconciling the amounts recorded in the distribution entry to the Company’s general ledger and subsidiary records. Finally, we assessed the adequacy of the related consolidated financial statement disclosures, including the presentation and the description of the CVR Trust transaction in the notes to the consolidated financial statements.

/s/ BPM LLP

We have served as the Company’s auditor since 2025.

Santa Rosa, California

March 26, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Fundamental Global Inc.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the one-for-five reverse stock split effected on February 13, 2026, and to retrospectively reflect the discontinued operations to the 2024 consolidated financial statements as described in Note 1 and Note 7, respectively, the accompanying consolidated balance sheet of Fundamental Global Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the “consolidated financial statements”) (the December 31, 2024 consolidated financial statements before the effects of the retrospective adjustments described above are not presented herein). In our opinion, the consolidated financial statements, before the effects of the adjustments described above, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the one-for-five reverse stock split effected on February 13, 2026, and to retrospectively reflect the discontinued operations to the 2024 consolidated financial statements as described in Note 1 and Note 7, respectively, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments, presentation, and disclosures are appropriate and have been properly applied. Those retrospective adjustments, presentation, and disclosures were audited by the successor auditor.

Emphasis-of-Matters

As summarized in Note 5 to the consolidated financial statements, FG Financial Group, Inc. (“FGF”) completed a merger transaction with FG Group Holdings, Inc. (“FGH”) on February 29, 2024, pursuant to which FGH common stockholders received one share of FGF’s common stock for each share of common stock of FGH held by such stockholder. The merger was accounted for as a reverse acquisition in accordance with ASC 805 Business Combinations (“ASC 805”). As a result, FGF was identified as the acquiree for accounting purposes and FGH was identified as the acquirer for accounting purposes. FGH’s assets, liabilities and results of operations are included in the consolidated financial statements at their historical carrying values since incorporation. FGF’s assets, liabilities and results of operations have been included from February 29, 2024. Upon completion of the merger, the combined company was renamed Fundamental Global Inc.

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

As summarized in Note 7 to the consolidated financial statements, the Company sold one of its indirect wholly-owned subsidiaries, Strong/MDI Screen Systems, Inc. (“Strong/MDI”) and completed the transaction on September 25, 2024. Management evaluated and determined that all of the criteria to report the transaction as a discontinued operation were met. As a result, the financial results for Strong/MDI have been presented as discontinued operations for all periods presented in the consolidated financial statements.

As summarized in Note 7 to the consolidated financial statements, the board of directors of the Company approved the Company’s plan to sell its reinsurance business on December 31, 2024 and authorized management to proceed with such plan. Management evaluated and determined that all of the criteria to report the transaction as a discontinued operation were met. As a result, the financial results for the reinsurance business have been presented as discontinued operations for all periods presented in the consolidated financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2019. In 2025, we became the predecessor auditor.

Irvine, California

March 31, 2025

FG NEXUS INC.

Consolidated Balance Sheets

($ in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$13,395	$6,562
ETH digital assets	119,384	-
Equity securities, at fair value (cost basis of $0 and $8,679)	-	5,763
Other equity securities and other holdings	14,670	54,310
Property, plant and equipment, net	2,208	2,404
Assets of discontinued operations	13,883	39,824
Other assets	304	606
Total assets	$163,844	$109,469

LIABILITIES
Accounts payable and accrued expenses	$5,338	$842
Short-term debt, net of issuance costs	1,923	2,068
Deferred income taxes, net	365	2,412
Liabilities of discontinued operations	9,427	29,722
Other liabilities	3,300	228
Total liabilities	20,353	35,272

Commitments and contingencies (Note 16)

STOCKHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par and liquidation value, 10,000,000,000 shares authorized and 888,884 shares issued and outstanding as of December 31, 2025 and 1,000,000 shares authorized and 894,580 shares issued and outstanding as of December 31, 2024	22,223	22,365
Common stock, $0.001 par value; 180,000,000,000 shares authorized, 8,698,994 issued, and 7,080,747 outstanding as of December 31, 2025, and 800,000 shares authorized and 253,581 shares issued and outstanding as of December 31, 2024	70	29
Treasury stock (1,618,248 shares at cost)	(26,133)	-
Additional paid-in capital	216,682	50,924
Accumulated deficit	(68,743)	(229)
Accumulated other comprehensive (loss) income	(608)	1,108
Total stockholders’ equity	143,491	74,197
Total liabilities and stockholders’ equity	$163,844	$109,469

See accompanying notes to consolidated financial statements.

FG NEXUS INC.

Consolidated Statements of Operations

($ in thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenue:
ETH staking rewards	$1,475	$-
Rental income	415	704
Merchant banking advisory fees	523	75
Total revenue	2,413	779

Expenses:
General and administrative expenses	(14,506)	(9,395)
Stock-based compensation	(7,760)	(1,618)
Realized loss on digital assets	(5,815)	-
Unrealized measurement of fair value of ETH digital assets	(38,327)	-
Impairment and other	(5)	(1,475)
Loss from operations	(64,000)	(11,709)
Other income (expense):
Interest expense, net	(132)	(303)
Loss on equity holdings	(5,503)	(14,675)
Foreign currency transaction gain (loss)	1,936	(2)
Bargain purchase on acquisition and other (expense) income, net	(8)	2,320
Total other expense, net	(3,707)	(12,660)
Loss from continuing operations before income taxes	(67,707)	(24,369)
Income tax benefit	73	92
Net loss from continuing operations	(67,634)	(24,277)
Net income from discontinued operations (Note 7)	892	22,962
Net loss	(66,742)	(1,315)
Net loss attributable to non-controlling interest	-	(160)
Discount on repurchase of Series A Preferred Shares	16	-
Dividends declared on Series A Preferred Shares	(1,788)	(1,410)
Net loss attributable to common shareholders	$(68,514)	$(2,565)

Basic and diluted net (loss) income per common share:
Continuing operations	$(26.02)	$(120.98)
Discontinued operations	0.33	108.82
Total	$(25.69)	$(12.16)

Weighted average common shares outstanding:
Basic and diluted	2,667	211

See accompanying notes to consolidated financial statements.

FG NEXUS INC.

Consolidated Statements of Comprehensive Loss

($ in thousands)

	Year Ended December 31,
	2025	2024

Net loss	$(66,742)	$(1,315)
Adjustment to postretirement benefit obligation	109	(76)
Unrealized currency translation loss of equity method holdings	(72)	-
Currency translation adjustment	196	(1,068)
Total other comprehensive income (loss)	233	(1,144)
Comprehensive loss	$(66,509)	$(2,459)

See accompanying notes to consolidated financial statements.

FG NEXUS INC.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Preferred Stock		Common Stock		Additional	Retained Earnings		Accumulated Other	Total FG Nexus	Non-	Total
	Shares Outstanding	Amount	Shares Outstanding	Amount	Paid-In Capital	(Accumulated Deficit)	Treasury Stock	Comprehensive (Loss) Income	Stockholders’ Equity	controlling Interest	Stockholders’ Equity

Balance at December 31, 2023	-	$-	180	$225	$55,856	$2,336	$(18,586)	$(4,682)	$35,149	$1,858	$37,007
Retirement of treasury stock	-	-	(22)	-	(18,586)	-	18,586	-	-	-	-
Exchange of FGH common stock	-	-	(158)	(225)	225	-	-	-	-	-	-
FGF preferred and common stock outstanding at merger date	895	22,365	92	11	15,576	-	-	-	37,952	-	37,952
Retirement of FGF common stock held by FGH prior to merger	-	-	(22)	(3)	(3,692)	-	-	-	(3,695)	-	(3,695)
Issuance of common stock in connection with merger	-	-	157	20	-	-	-	-	20	-	20
Acquisition of remaining shares of Strong Global Entertainment	-	-	23	-	-	-	-	-	-	(1,696)	(1,696)
Vesting of restricted stock	-	-	4	1	4	-	-	-	5		5
Non-controlling interest allocation	-	-	-	-	(78)	-	-	-	(78)	78	-
Dividends on Series A Preferred Shares ($2.00 per share)	-	-	-	-	-	(1,410)	-	-	(1,410)	-	(1,410)
Release of cumulative translation adjustments in connection with sale of Strong/MDI	-	-	-	-	-	-	-	6,854	6,854	-	6,854
Net loss	-	-	-	-	-	(1,155)	-	-	(1,155)	(160)	(1,315)
Net other comprehensive loss	-	-	-	-	-	-	-	(1,064)	(1,064)	(80)	(1,144)
Stock-based compensation	-	-	-	-	1,619	-	-	-	1,619	-	1,619
Balance at December 31, 2024	895	22,365	254	29	50,924	(229)	-	1,108	74,197	-	74,197
Proceeds from private placement, net of offering costs	-	-	8,000	39	192,568	-	-	-	192,607	-	192,607
Proceeds from ATM, net of offering costs	-	-	428	2	14,050	-	-	-	14,052	-	14,052
Transfer of assets to CVR Trust (Note 6)	-	-	-	-	(48,225)	-	-	-	(48,225)	-	(48,225)
Repurchase of common stock	-	-	(1,618)	-	-	-	(26,133)	-	(26,133)	-	(26,133)
Repurchase of Series A Preferred Shares	(6)	(142)	-	-	-	16	-	-	(126)	-	(126)
Vesting of restricted stock and payment of withholding taxes	-	-	17	-	(397)	-	-	-	(397)		(397)
Dividends on Series A Preferred Shares ($2.00 per share)	-	-	-	-	-	(1,788)	-	-	(1,788)	-	(1,788)
Release of cumulative translation adjustments in connection with settlement of intercompany note	-	-	-	-	-	-	-	(1,949)	(1,949)	-	(1,949)
Net loss	-	-	-	-	-	(66,742)	-	-	(66,742)	-	(66,742)
Net other comprehensive income	-	-	-	-	-	-	-	233	233	-	233
Stock-based compensation	-	-	-	-	7,762	-	-	-	7,762	-	7,762
Balance at December 31, 2025	889	$22,223	7,081	$70	$216,682	$(68,743)	$(26,133)	$(608)	$143,491	$-	$143,491

See accompanying notes to consolidated financial statements.

FG NEXUS INC.

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss from continuing operations	$(67,634)	$(24,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Net unrealized holding loss on equity holdings	2,538	5,039
Loss from equity method holdings	4,938	10,713
Loss on disposal of fixed assets	5	-
Net realized gain on sale of equity holdings	(1,056)	(306)
Realized loss on digital assets	5,815	-
Unrealized measurement of fair value of ETH digital assets	38,327	-
ETH rewards for staking	(1,543)	-
Depreciation and amortization	304	408
Amortization and accretion of operating leases	-	75
Impairment of property and equipment	-	1,422
Gain on merger of FGF and FGH (Note 5)	-	(2,321)
Deferred income taxes	(2,059)	(639)
Stock compensation expense	7,762	1,619
Changes in operating assets and liabilities:
Other assets	316	1,080
Current income taxes	(148)	58
Accounts payable and accrued expenses	5,772	3,212
Operating lease obligations	-	(23)
Net cash used in operating activities from continuing operations	(6,663)	(3,940)
Net cash (used in) provided by operating activities from discontinued operations	413	(299)
Net cash used in operating activities	(6,250)	(4,239)

Cash flows from investing activities:
Proceeds from sales of equity securities	3,214	5,021
Proceeds from redemption of Saltire preferred shares	7,500	-
Purchases of ETH, net of sales	(137,977)	-
Purchases of equity securities	(887)	-
Proceeds from sales of property and equipment	-	6,161
Collection of note receivable, net	3	203
Cash acquired in Merger of FGF and FGH	-	1,903
Net cash (used in) provided by investing activities from continuing operations	(128,147)	13,288
Net cash provided by (used in) investing activities from discontinued operations	5,592	(140)
Net cash (used in) provided by investing activities	(122,555)	13,148

Cash flows from financing activities:
Payment of withholding taxes in connection with vesting of RSUs	(397)	(21)
Proceeds from Private Placement Offering, net of costs	168,621	-
Proceeds from sales under ATM Offering, net of costs	14,050	-
Payment of dividends on preferred shares	(1,788)	(1,410)
Distribution of cash to CVR Trust	(17,957)	-
Net borrowings on credit facility	-	97
Purchases of common shares	(26,133)	-
Purchases of Series A preferred shares	(127)	-
Principal payments on long-term debt	-	(4,919)
Principal payments on short-term debt	(247)	(603)
Net cash provided by (used in) financing activities from continuing operations	136,022	(6,856)
Net cash (used in) provided by financing activities from discontinued operations	(408)	(2)
Net cash provided by (used in) financing activities	135,614	(6,858)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	24	(11)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations	-	(36)
Net decrease in cash and cash equivalents from continuing operations	1,236	2,481
Net increase in cash and cash equivalents from discontinued operations	5,597	(477)
Net increase in cash and cash equivalents	6,833	2,004

Cash and cash equivalents at beginning of year	6,562	4,558
Cash and cash equivalents at end of year	$13,395	$6,562

Supplemental disclosure of non-cash financing activities:
Digital assets received as part of Private Placement Offering (Note 1)	$24,006	$-

See accompanying notes to consolidated financial statements.

FG NEXUS INC.

Notes to Consolidated Financial Statements

Note 1. Nature of Business

FG Nexus Inc. (“FG Nexus”, the “Company”, “we”, or “us”), a Nevada corporation, undertook a significant strategic shift during 2025, adopting Ether, the native cryptocurrency of the Ethereum blockchain (“Ether” or “ETH”) as its primary treasury asset. This strategy reflects the Company’s commitment to align the corporate treasury with the future of programmable finance, digital capital markets and decentralized infrastructure. In connection with the strategic shift, the Company distributed certain assets to a trust, which are no longer part of the consolidated group, as described in more detail below. In addition to operating a digital asset treasury, the Company continues to operate its merchant banking business and holds real estate and equity holdings.

Recent Developments and Transactions

Reverse Stock Split

On January 21, 2026, the Company’s Board of Directors (the “Board”) approved a reverse stock split of the authorized, issued and outstanding shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a ratio of one (1)-for-five (5) (the “Reverse Stock Split”). The Reverse Stock Split became effective on February 13, 2026 (the “Effective Date”), at 9:30 a.m., Eastern Time, and the Company’s common shares began trading on a split-adjusted basis at the commencement of trading on the same day. No fractional shares were issued in connection with the Reverse Stock Split, rather stockholders who would have otherwise received fractional shares received cash payments in lieu of such fractional shares. After the Reverse Stock Split, the Company had 6,555,124 shares of Common Stock outstanding. All equity awards outstanding immediately prior to the Reverse Stock Split were adjusted to reflect the Reverse Stock Split. As a result of the Reverse Stock Split, all references to Common Stock herein have been adjusted to reflect the Reverse Stock Split.

Agreement to Sell Reinsurance Business

In October 2025, the Company entered into an agreement to sell the remaining portion of its reinsurance business. Pursuant to the agreements, the Company will receive (1) the release of $3.3 million of collateral that the Company had posted in connection with certain reinsurance contracts; (2) the payment of $1.0 million in cash; and (3) a 40% equity interest in the entity purchasing the reinsurance business. Additionally, pursuant to the agreements, the Company agreed to leave $1.3 million dollars in cash in the reinsurance business in exchange for a promissory note in the amount of $1.3 million that accrues interest at a rate of 6% per annum with all principal and accrued interest due and payable on June 30, 2027. The sale transaction closed in early 2026.

Letter of Intent to Sell Quebec Real Estate

The Company signed a non-binding letter of intent to sell its Quebec property for $15.0 million CAD. Following repayment of the existing installment loan, the transaction is expected to generate approximately $8.0-$9.0 million USD in net pretax proceeds. The letter of intent does not constitute a binding agreement, and there can be no assurance that a definitive sale agreement will be reached or that the transaction will be completed. The transaction, if completed, is expected to close during the first half of 2026, subject to the execution of definitive agreements, completion of due diligence, and satisfaction of customary closing conditions.

Loan Agreement

On October 29, 2025, the Company entered into a master digital currency loan agreement (the “MLA”) with [*] (the “Lender”). Pursuant to the MLA the Company may deliver to Lender a lending request for a borrowed asset from the Lender. If Lender agrees to make a loan (each a “Loan”), then the Lender shall transmit to the Company either (a) digital currency to the Company’s digital currency address or (b) cash via the Company’s wire instructions. The specific and final terms of a Loan shall be memorialized in a loan term sheet (the “Loan Term Sheet”). In the event of any conflict of the terms between the MLA and the terms of the applicable Loan Term Sheet, the terms of the relevant Loan Term Sheet shall govern. All Loans under the MLA are callable by Lender and may be pre-paid by the Company. Loans under the MLA shall terminate upon the maturity date or the exercise by the Company or the Lender of the callable option. The MLA requires that the Company provide collateral for all Loans in an amount to be agreed upon by the Company and the Lender as set forth in the applicable Loan Term Sheet. The Company’s collateral for a Loan is subject to margin calls and fees, the particulars of which are delineated in the applicable Loan Term Sheet.

In connection with the MLA, the Company entered into an account control agreement, dated October 29, 2025 (the “ACA”) by and between [*] (the “Custodian”), the Company and the Lender. The Company maintains some of its ETH holdings with the Custodian. The ACA provides the Custodian will acknowledge the MLA between the Company and Lender and that the Custodian will recognize that the Lender may have a security interest in certain assets of the Company maintained at Custodian.

On October 30, 2025, the Company and Lender executed a Loan Term Sheet (the “October 2025 LTS”). The October 2025 LTS provided for a $10.0 million loan with a fee of 7.9% (the “October Loan”). The October Loan was repaid in December 2025. The collateral for the October Loan was Staked ETH and the Initial Collateral Level was 170%. The margin call rate was 140%. The October 2025 LTS also provided that the following additional terms shall also apply to the October Loan: (a) post-default hedging costs and (b) certain additional remedies in the event of a default under the MLA.

Share Repurchase Programs

In September 2025, the Board adopted a share repurchase program to acquire up to $200 million of the Company’s outstanding Common Stock (the “Common Stock Repurchase Program”). The Common Stock Repurchase Program, which is open-ended, allows the Company to repurchase its Common Stock from time to time in the open market and in negotiated transactions. Any repurchases conducted pursuant to the Common Stock Repurchase Program will be in accordance with Rule 10b-18 of the Exchange Act and will be made in accordance with applicable laws and regulations in effect from time to time. Subject to applicable rules and regulations, the shares of common stock may be purchased from time to time in the open market transactions and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements, and other business considerations. Commencing on October 23, 2025, and through December 31, 2025, the Company purchased a total of approximately 1.6 million shares of its Common Stock at a total cost (including commissions) of approximately $26.1 million. Subsequent to December 31, 2025 and through March 23, 2026, the Company purchased an additional 0.6 million shares of its Common Stock at a total cost (including commissions) of approximately $8.7 million. Through March 23, 2026, the Company has repurchased approximately 25.8% of its Common Stock outstanding immediately prior to implementation of the program. All shares repurchased under the Common Stock Repurchase Program are recorded as treasury stock.

In December 2025, the Board approved a preferred share repurchase program to acquire up to 894,580 shares of the Company’s outstanding preferred shares (the “Preferred Share Repurchase Program”). The Preferred Share Repurchase Program, which is open-ended, allows the Company to repurchase its preferred shares from time to time in the open market and in negotiated transactions. Any repurchases conducted pursuant to the Preferred Share Repurchase Program will be in accordance with Rule 10b-18 of the Exchange Act and will be made in accordance with applicable laws and regulations in effect from time to time. Commencing on December 12, 2025 and through December 31, 2025 the Company purchased a total of approximately 6 thousand shares of its outstanding Series A Preferred Stock at a total of (including commissions) of approximately $0.1 million. Subsequent to December 31, 2025 and through March 23, 2026, the Company purchased an additional approximately 202 thousand shares of its Series A Preferred Stock at a total cost (including commissions) of approximately $5.0 million. Through March 23, 2026, the Company has repurchased approximately 22.6% of its Series A Preferred Stock outstanding immediately prior to implementation of the program. All repurchased Series A Preferred Stock are recorded as a reduction to the liquidation value of the Preferred Stock.

ATM Offering

On August 7, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time through the Sales Agent, up to such number or dollar amount of shares that would (a) exceed the number or dollar amount of shares of Common Stock registered on the effective registration statement pursuant to which the offering is being made, (b) exceed the number of authorized but unissued shares of Common Stock (less shares of Common Stock issuable upon exercise, conversion or exchange of any outstanding securities of the Company or otherwise reserved from the Company’s authorized capital stock), (c) exceed the number or dollar amount of shares of Common Stock permitted to be sold under Form S-3 or (d) exceed the number or dollar amount of shares of Common Stock for which the Company has filed a Prospectus Supplement (defined below) (the lesser of (a), (b), (c) and (d), the “Shares”) of the Company’s Common Stock, subject to the terms and conditions of the Sales Agreement. The Company filed a Registration Statement on Form S-3 offering up to $5 billion of the Shares. Under the Sales Agreement, the Sales Agent may sell the Shares in sales deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through The Nasdaq Global Market or any other existing trading market for the Common Stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. The Company may instruct the Sales Agent not to sell the Shares if the sales cannot be effected at or above the price designated by the Company from time to time. Through December 31, 2025, the Company sold a total of approximately 0.4 million shares of Common Stock pursuant to the Sales Agreement, which generated gross proceeds of approximately $15.5 million, or approximately $14.1 million after offering costs. As of October 13, 2025, the Company suspended the ATM. While the Company plans to reinstate the ATM and to sell additional Shares, as of the date of this Annual Report on Form 10-K (this “Form 10-K”), the reinstatement of the ATM has not yet occurred.

Private Placement Offering

In July 2025, the Company entered into securities purchase agreement with certain accredited investors (the “Purchasers”) pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement offering (the “Private Placement Offering”) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 8.0 million shares (the “Pre-Funded Warrant Shares,”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at an offering price of $25.00 per Pre-Funded Warrant payable at the option of the Purchaser in cash, Bitcoin, USDC or ETH. The Private Placement Offering closed in August 2025, and the Company received gross cash proceeds of approximately $176.0 million, or $168.6 million after offering costs, and cryptocurrency totaling approximately $24.0 million. Upon the effectiveness of the September Charter Amendment (as defined below), approximately 6.8 million Pre-Funded Warrants automatically converted into shares of the Company’s Common Stock. As of December 31, 2025, all Pre-Funded Warrants have been converted into the Company’s Common Stock.

Charter Amendments

As approved by a majority of its stockholders by written consent, dated July 23, 2025, the Company filed a certificate of amendment to its amended and restated articles of incorporation with the Nevada Secretary of State on September 5, 2025 to (i) increase the total number of authorized shares of Common Stock from 0.8 million to 200.0 million, (ii) increase the total number of authorized shares of preferred stock, par value $.001 per share (the “Undesignated Preferred Stock”) from 100.0 million to 500.0 million, (iii) increase the total number of authorized shares of 8% cumulative preferred stock, Series A (the “Series A Preferred Stock”) from 1.0 million to 15.0 million and (iv) change the name of the Company to “FG Nexus Inc.” (the “September Charter Amendment”). The September Charter Amendment was declared effective on September 5, 2025.

A majority of the stockholders of Company approved, by written consent dated September 4, 2025, a certificate of amendment to its amended and restated articles of incorporation to (a) increase the total number of authorized shares of Common Stock from 200.0 million shares to 180.0 billion shares and the total number of authorized shares of preferred stock from 500.0 million shares to 100.0 billion shares (collectively, the “Preferred Stock”), of which (i) 10.0 billion shares of Preferred Stock (increased from 15.0 million) are designated 8% cumulative preferred stock, Series A, par value $25.00 (the “Series A Preferred Stock”), and (ii) 90.0 billion shares of Preferred Stock (increased from 485.0 million shares) are undesignated preferred stock, par value $.001 per share (the “Undesignated Preferred Stock”), (b) require that certain “Concurrent Jurisdiction Actions” and “Internal Actions” (as such terms are defined in NRS 78.046, collectively, the “Internal Actions”) must be brought solely or exclusively in the Eighth Judicial District Court of Clark County in the State of Nevada and that such Internal Actions should be tried before a judge rather than a jury, in accordance with NRS 78.046(4); (c) clarify that any change of the Company’s name shall not require consent of the Company’s stockholders, in accordance with NRS 78.390(8); (d) have the Company “opt out” of the interested stockholder combination provisions set forth in NRS Sections 78.411 to 78.444, inclusive; and (e) have the Company “opt out” of the control share provisions set forth in NRS Sections 78.378 to 78.3793, inclusive (the “Additional Charter Amendment”). In connection with the Additional Charter Amendment, we also amended our By-laws to clarify the applicable voting thresholds for proposed amendments to the By-Laws. The Additional Charter Amendment was filed with and declared effective by the Secretary of State of the State of Nevada, on October 7, 2025.

Asset Transfer and CVR Trust

In August 2025, in connection with the Private Placement Offering and the launch of our treasury strategy, the Company transferred a significant portion of its legacy assets (the “Asset Transfer”) to a trust (the “CVR Trust”) established in connection with the creation of contingent value rights (“CVRs”) for the benefit of the Company’s stockholders as of August 8, 2025. The Company distributed the CVRs prior to the effectiveness of the Charter Amendment and the exercise of any of the Pre-Funded Warrants sold in the Private Placement Offering. The CVRs represent the contractual right to receive a pro rata portion of the net proceeds received by the CVR Trust upon the future disposition, if any, of the assets transferred to the CVR Trust by the Company. See Note 6 for additional details.

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

On May 30, 2024, the Company and Strong Global Entertainment, an operating company in which we held approximately 76% of the Class A common shares, entered into a definitive arrangement agreement and plan of arrangement to combine the companies in an all-stock transaction (the “Arrangement”). Upon completion of the Arrangement, the stockholders of Strong Global Entertainment received 1.5 common shares of the Company for each share of Strong Global Entertainment. The transaction closed on September 30, 2024. Following the closing, Strong Global Entertainment ceased to exist, and its common shares were delisted from NYSE American LLC (“NYSE American”) and deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”). As the Company was the majority shareholder of Strong Global Entertainment, the financial results of Strong Global Entertainment are presented on a consolidated basis in the Company’s condensed consolidated financial statements included in this Form 10-K.

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

On October 10, 2024, the Company’s Board approved a reverse stock split of the Company’s authorized, issued and outstanding shares of the Company’s common stock at a ratio of one (1)-for-twenty-five (25) (the “2024 Reverse Stock Split”). The 2024 Reverse Stock Split became effective on October 31, 2024, at 5:00 p.m., Eastern Time. The Company’s common shares began trading on a split-adjusted basis at the commencement of trading on November 1, 2024. All equity awards outstanding immediately prior to the 2024 Reverse Stock Split were adjusted to reflect the 2024 Reverse Stock Split.

Business Segments

The Company currently has two primary operating segments, digital assets and merchant banking.

Digital Assets and Real World Asset Tokenization

Following the private placement in July 2025, the Company transitioned its operations to focus primarily on the tokenization of real world assets supported by a digital asset treasury model with ETH currently as our initial primary treasury asset. Ethereum is the foundation of digital finance and settlement layer for the majority of stablecoins, Decentralized Finance (DeFi), and tokenized assets. ETH is the native token of the Ethereum network, which we purchased ETH as our initial treasury asset.

The Company’s treasury strategy is focused on commercializing and expanding the tokenization of real world assets, potentially including affordable housing, reinsurance, real estate and other asset classes. As of December 31, 2025, the Company held 40,093 ETH. All of the Company’s ETH is held in custodial accounts at Anchorage and BitGo (both as defined below) and is currently un-staked for maximum financial flexibility and liquidity.

The Company utilizes third-party custodians, including Anchorage and BitGo as well as third-party treasury management services including Galaxy Digital (as defined below) to facilitate our treasury strategies.

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

Our merchant banking group provides advisory services, facilitates capital formation and allocates capital to equity holdings. In our SPAC Platform, this also includes launching, sponsoring and providing strategic, administrative, and regulatory support services to newly formed SPACs. Our merchant banking division has facilitated the launch of several new companies, including FG Communities, Inc. (“FGC”), a self-managed real estate company focused on a growing portfolio of manufactured housing communities that are owned and operated by FGC, and Craveworthy LLC (“Craveworthy”), an innovative fast casual restaurant platform company. Saltire Holdings Ltd. (“Saltire”), a Canadian public company that allocates capital to equity, debt and/or hybrid securities of high-quality private companies, among others.

Other

The Company owns real estate in Quebec, Canada that is leased pursuant to a long-term operating lease. The Company also owned and operated its Digital Ignition technology incubator and co-working facility in Alpharetta, Georgia, which was sold in April 2024.

Discontinued Operations

The Company previously reported managed services and reinsurance as operating segments, both of which were reclassified to discontinued operations during the current year. The Company also previously operated Strong/MDI Screen Systems, Inc. (“Strong/MDI”) and Strong Studios, Inc. (“Strong Studios”), which were sold in the previous year. Discontinued operations are more fully described in Note 7.

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

As a result of the reverse merger of FGF and FGH (see Note 5), the consolidated financial statements for the periods prior to the merger represent the results of FGH, as the accounting acquirer. For periods subsequent to the merger, the consolidated financial statements represent the combined results of FGH and FGF. In addition, the current and historical financial results of Strong Studios, Strong/MDI, the managed services segment and the reinsurance segment are presented as discontinued operations and are excluded from results from continuing operations in the accompanying consolidated financial statements.

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

The determination of whether a legal entity is consolidated under either model is reassessed where there is a substantive change in the governing documents or contractual arrangements of the entity, to the capital structure of the entity or in the activities of the entity. Management continuously reassesses whether it should consolidate under either model. As a result of the transfer of STS to the CVR Trust (see Note 6), the entity is no longer consolidated into the Company’s financial statements. There have been no other changes to the legal entities that are consolidated during the year ended December 31, 2025.

As a result of the transfer of assets to the CVR Trust, the Company does not have any non-consolidated VIEs as of December 31, 2025.

See Note 8 for further information regarding the Company’s equity holdings.

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

Digital Assets

The Company’s digital assets as of December 31, 2025 is solely comprised of ETH, which falls within the scope of Accounting Standards Codification (“ASC”) 350-60, Intangible – Goodwill and Other – Crypto Assets. The Company does not hold any digital assets that do not fall into the scope of ASC 350-60.

As of December 31, 2025, the Company held $119.4 million of ETH, which are held at fair value and are included as part of the ETH digital assets line on the condensed consolidated balance sheets. In determining the fair value of the ETH in accordance with ASC 820, Fair Value Measurement, the Company utilizes Coinbase as the principal market. The activity from remeasurement of ETH at fair value is reflected in the consolidated statements of operations within Unrealized measurement of fair value of ETH digital assets. As part of the Private Placement Offering, certain investors contributed cryptocurrency assets (ETH, Bitcoin and USDC). The Company converted the Bitcoin and USDC received to ETH. Realized gains and losses from the derecognition of digital assets are included in Realized gain (loss) on digital assets, net in the consolidated statements of operations. The Company uses a first-in, first-out methodology to assign costs to digital assets for purposes of the digital assets held and realized gains and losses. Sales and purchases of digital assets are reflected as cash flows from investing activities in the consolidated statements of cash flows. Contributions of digital assets received as part of the consideration received in the Private Placement Offering are presented as noncash financing activities in the consolidated statements of cash flows.

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

Holdings in Equity Securities and Other Holdings

Prior to the distribution of assets to the CVR Trust (see Note 6 for additional details), Other holdings consisted, in part, of equity holdings made in privately held companies accounted for under the equity method. The Company utilizes the equity method to account for holdings when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the holder possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. The Company applies the equity method to holdings in common stock and to other holdings when such other holdings possess substantially identical subordinated interests to common stock.

In applying the equity method, the Company records the holding at cost and subsequently increase or decrease the carrying amount of the holding by its proportionate share of the net earnings or losses and other comprehensive income of the investee. The Company’s share of the entity’s income or loss is recorded on a one quarter lag for its equity method holdings. We record dividends or other equity distributions as reductions in the carrying value of the holding. Should net losses of the investee reduce the carrying amount of the holding to zero, additional net losses may be recorded if other holdings in the investee are at-risk, even if we have not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in our claim on the investee’s book value.

When the Company receives distributions from its equity method holdings, it utilizes the cumulative earnings approach. When classifying the related cash flows under this approach, the Company compares the cumulative distributions received, less distributions received in prior periods, with the Company’s cumulative equity in earnings. Cumulative distributions that do not exceed cumulative equity in earnings represent returns on holdings and are classified as cash inflows from operating activities. Cumulative distributions in excess of cumulative equity in earnings represent returns on holdings and are classified as cash inflows from investing activities.

In addition to holdings accounted for under the equity method of accounting, other holdings also consisted of equity the Company has purchased in a limited partnership, a limited liability company, and a corporation for which there does not exist a readily determinable fair value. The Company accounted for these holdings at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar holdings by the same issuer. When the Company observed an orderly transaction of an investee’s identical or similar equity securities, it adjusted the carrying value based on the observable price as of the transaction date. Once the Company records such an adjustment, the holding is considered an asset measured at fair value on a nonrecurring basis. Any profit distributions the Company receives on these holdings are included in net holdings income.

See Note 8 for additional information regarding the Company’s equity holdings.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of December 31, 2025 or December 31, 2024.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include holdings in equity securities, cash, and ETH digital assets.

The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of December 31, 2025, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits. The Company sells its products to a large number of customers in many different geographic regions. To minimize credit risk related to accounts receivable, management performs ongoing credit evaluations of its customers’ financial condition.

As of December 31, 2025, the Company’s digital assets were comprised solely of ETH. The fair value of the Company’s ETH holdings is subject to significant volatility. Adverse movements in ETH prices could result in mark to market adjustments under applicable accounting policies and materially affect the Company’s results of operations and stockholders’ equity. As of December 31, 2025, the Company, did not employ derivative hedges to mitigate ETH price risk, and any such strategies, if adopted, would introduce additional basis, liquidity, counterparty and operational risks.

The Company’s ETH digital assets are held with qualified custodians. Concentration with any custodian increases the impact of a counterparty failure or operational disruption. Management evaluates the financial condition, controls, and insurance arrangements of key providers and monitors concentration exposures.

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of December 31, 2025 or during the years ended December 31, 2025 and 2024.

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

Fair Value of Financial Instruments

The carrying values of certain financial instruments, including cash, accounts receivable, short-term holdings, deposits held, accounts payable, other accrued expenses, and short-term debt, approximate fair value due to their short-term nature. The Company measures the fair value of financial instruments in accordance with GAAP which defines fair value as the exchange price that would be received for an asset (or paid to transfer a liability) in the principal or most advantageous market for the asset (or liability) in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s short-term debt is recorded at amortized cost. See Note 8 for further information on the fair value of the Company’s financial instruments.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. ASU 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the annual period ended December 31, 2025. The adoption of ASU 2023-09 did not impact amounts recorded in the Company’s financial statements but, instead, required more detailed disclosures in the notes to the financial statements.

Recently Issued Accounting Pronouncements

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

Note 4. Digital Assets

The following table sets forth the units held, cost basis, and fair value of ETH digital assets held, as shown on the consolidated balance sheet as of December 31, 2025 ($ in thousands):

	Units	Cost Basis	Fair Value
ETH	40,093	$157,711	$119,384
Total	40,093	$157,711	$119,384

Cost basis is equal to the cost of the ETH digital assets net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted ETH prices within the Company’s principal market at the time of measurement (5:00pm Eastern Time). As of December 31, 2024, the Company did not hold any ETH digital assets.

The following table represents a reconciliation of ETH digital assets held (in thousands):

Fair value, December 31, 2024	$-
Additions	195,847
Sales	(33,864)
Receipt of ETH from native staking activities	1,543
Realized loss	(5,815)
Unrealized measurement of fair value	(38,327)
Fair value, December 31, 2025	$119,384

Additions are the result of purchases and receipts of ETH, BTC and USDC in connection with the Private Placement Offering (see Note 1). The receipts of ETH from native staking represent the rewards earned from native staking.

Note 5. Merger of FG and FGH

On February 29, 2024, FG and FGH completed a merger transaction pursuant to which FGH common stockholders received one share of FG common stock for each share of common stock of FGH held by such stockholder.

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

Per ASC 805, the acquirer measures the identifiable assets acquired and the liabilities assumed at their acquisition-date fair values. The Company determined the fair value of the FGF assets and liabilities as of February 29, 2024 was approximately $17.9 million. In a reverse acquisition, generally the legal acquirer (accounting acquiree) issues consideration in the transaction. As such, the fair value of the consideration transferred is determined based on the number of equity interests the accounting acquirer (legal acquiree) would have had to issue to the owners of the legal acquirer (accounting acquiree) in order to provide the same ratio of ownership of equity interests in the combined entity as a result of the reverse acquisition. Management determined total consideration was $15.6 million The value of the net assets acquired exceeded the purchase price by approximately $2.3 million. As a result, the Company recorded a gain on the bargain purchase during 2024, which is recorded within bargain purchase on acquisition and other (expense) income, net on the consolidated statement of operations. Management evaluated the bargain purchase gain and revisited the value of the individual assets acquired and liabilities assumed in the merger and determined that no adjustments to reduce the fair value of the assets or increase the fair value of the liabilities assumed were necessary.

The table below represents the pro forma consolidated income statement as if FG had been included in the consolidated results of the Company for the year ended December 31, 2024. The revenue amounts below exclude revenue generated by our discontinued operations.

Year Ended December 31, 2024
Revenue	$789
Net loss from continuing operations	$(26,834)

Note 6. Distribution of Assets to CVR Trust

As discussed above, the Company distributed a significant portion of its legacy assets to the CVR Trust in connection with the creation of CVRs for the benefit of the Company’s stockholders as of August 8, 2025. The CVR Trust is a Delaware statutory trust. The Management Committee of the CVR Trust will manage the liquidation and monetization of the CVR Trust’s assets, whether such assets are held directly by the CVR Trust or indirectly through the CVR Trust’s wholly-owned subsidiary, FG CVR SpinCo, LLC, a Delaware limited liability company (the “SpinCo”). The CVR Trust is the sole member and manager of SpinCo.

Management evaluated whether the Company is required to consolidate the CVR Trustunder ASC 810. Management concluded that although the CVR Trust qualifies as a variable interest entity (“VIE”) pursuant to ASC 810, the Company is not the primary beneficiary as the Company does not hold a variable interest and does not possess both (1) power over significant activities and (2) exposure to potentially significant benefits or losses. Accordingly, consolidation is not required.

The transferred assets included: (i) all interests in STS, (ii) the preferred shares of Saltire Capital Ltd. (“Saltire”) plus all accumulated dividends, (iii) all shares or other interests in FG Merchant Partners, (iv) all interests in Firefly Systems Inc., (v) all interests in GreenFirst Forest Products Ltd., (vi) all interests in FG Communities Inc., (vii) all interests in Craveworthy Brands, (viii) all interests in FG Merger II Corp., (ix) all interests in Aldel Financial II Inc., (x) all interests in Greenland Exploration Limited, (xi) all interests in Argo Holdings, (xii) all interests in Think Markets, (xiii) all interests in Pivotal Capital, (xiv) all interests in B-Scada Inc. and (xv) all current cash and cash equivalents of the Company as of the establishment of the CVR Trust. The following table summarizes the book values of the assets transferred to the CVR Trust (in thousands):

Cash	$17,962
Interests in:
Strong Technical Services	778
Firefly Systems	12,898
FG Merchant Partners	5,558
GreenFirst Forest Products	3,726
FGAC Investors	2,157
Aldel Investors	1,355
FG Communities	2,250
Other	1,541
Total	$48,225

Note 7. Discontinued Operations

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

During the fourth quarter of 2024, the Company recorded an impairment charge of approximately $2.1 million to adjust the carrying amount of the disposal group to its fair value less cost to sell. The Company adjusted the impairment charge in 2025 and recorded an additional impairment charge of $0.1 million.

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

Strong/MDI

On May 3, 2024, Strong Global Entertainment entered into the Acquisition Agreement with FGAC, Strong/MDI, FGAC Investors LLC, and CG Investments VII Inc. On September 25, 2024, Strong Global Entertainment completed the transaction. As part of the closing, FGAC was renamed Saltire. Pursuant to the Acquisition Agreement, Strong Global Entertainment received the equivalent of approximately $29.5 million in cash and preferred and common shares of Saltire, consisting of: (i) cash consideration in an amount equal to 25% of the net proceeds of a concurrent private placement (or $0.8 million), (ii) the issuance of preferred shares with an initial preferred share redemption amount of $9.0 million, and (iii) the issuance of $19.7 million of Saltire common shares. In connection with the transaction, and after including the impact of the reclassification of approximately $5.4 million from accumulated other comprehensive income to realized loss on foreign exchange, the Company recorded a net gain on the sale of Strong/MDI of approximately $21.8 million during the third quarter of 2024. Upon completion of the transaction, Strong Global Entertainment held an ownership interest of approximately 37.3% in Saltire, which is 23.8% as of December 31, 2025.

Management evaluated the classification of Strong/MDI as a discontinued operation and determined Strong/MDI is a component of an entity and represented a discontinued operation. Accordingly, Strong/MDI has been included as part of discontinued operations for the year ended December 31, 2024.

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

The Company determined that the disposal of the entities described above are considered a strategic shift that will have a major effect on the Company’s operations and financial results because these businesses historically represented a significant portion of the Company’s revenues and assets and operated as distinct lines of business.

The assets and liabilities included as part of discontinued operations as of December 31, 2025 and December 31, 2024 related to the Company’s managed services and reinsurance businesses. The major classes of assets and liabilities are as follows (in thousands):

	December 31, 2025	December 31, 2024

Cash and cash equivalents	$-	$1,232
Accounts receivable, net	-	3,587
Inventories, net	-	1,432
Lease right-of-use-assets	-	1,285
Property, plant and equipment, net	-	377
Other assets	-	285
Reinsurance balance receivable	11,218	22,976
Funds deposited with reinsured companies	2,665	8,650
Total assets of discontinued operations	$13,883	$39,824

Accounts payable and accrued expenses	$169	$4,862
Deferred revenue and customer deposits	-	771
Debt, net of issuance costs	-	301
Lease obligations	-	1,352
Loss and loss adjustment expense reserves	5,380	13,283
Present value of future profits	3,878	9,153
Total liabilities of discontinued operations	$9,427	$29,722

The major line items constituting the net income (loss) from discontinued operations are as follows (in thousands):

	Year Ended December 31, 2025
	Managed Services	Reinsurance	Total
Net product and services revenue	$19,387	$-	$19,387
Net premiums earned	-	14,823	14,823
Total revenue	19,387	14,823	34,210
Cost of products and services revenues	(16,020)	-	(16,020)
Net losses and loss adjustment expenses	-	(8,790)	(8,790)
Amortization of deferred policy acquisition costs	-	(3,982)	(3,982)
Selling and administrative expenses	(2,550)	(1,910)	(4,460)
Impairment of assets	-	(75)	(75)
Total expenses	(18,570)	(14,757)	(33,327)
Income from operations	817	66	883
Other income	1	8	9
Income from discontinued operations before taxes	818	74	892
Income tax expense	-	-	-
Net income from discontinued operations	$818	$74	$892

	Year Ended Ended December 31, 2024
	Managed Services	Reinsurance	Strong/MDI	Strong Studios	Total
Net product and services revenue	$31,574	$-	$11,286	$-	$42,860
Net premiums earned	-	18,708	-	-	18,708
Total revenue	31,574	18,708	11,286	-	61,568
Cost of products and services revenues	(25,823)	-	(6,530)	-	(32,353)
Net losses and loss adjustment expenses	-	(11,572)	-	-	(11,572)
Amortization of deferred policy acquisition costs	-	(4,983)	-	-	(4,983)
Selling and administrative expenses	(4,243)	(2,079)	(2,800)	(52)	(9,174)
(Loss) gain on disposal and impairment of assets	-	(2,057)	(72)	10	(2,119)
Total expenses	(30,066)	(20,691)	(9,402)	(42)	(60,201)
Income (loss) from operations	1,508	(1,983)	1,884	(42)	1,367
Other (expense) income	(137)	(22)	21,800	-	21,641
Income (loss) from discontinued operations before taxes	1,371	(2,005)	23,684	(42)	23,008
Income tax benfit (expense)	47	-	(93)	-	(46)
Net income (loss) from discontinued operations	$1,418	$(2,005)	$23,591	$(42)	$22,962

Note 8. Equity Holdings and Fair Value Disclosures

The Company accounts for each of its equity holdings using either the fair value method, the equity method or the cost method.

As of December 31, 2025, following the transfer of assets to the CVR Trust, the Company’s equity holdings consisted solely common shares of Saltire carried at $14.7 million, which is accounted for under the equity method.

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

Equity Method Holdings

As of December 31, 2025, the Company held approximately 23.8% of the outstanding common shares of Saltire. During the year ended December 31, 2025 and December 31, 2024, the Company recorded an equity method loss on the shares of $2.9 million and an equity method gain of $13 thousand, respectively. Based on quoted market prices, the market value of the Company’s ownership in common shares of Saltire was $9.0 million at December 31, 2025.

The summarized financial information presented below reflects the underlying financial information for Saltire, the Company’s sole holding accounted for under the equity method on December 31, 2025, (in thousands):

	As of September 30, 2025	As of December 31, 2024
Current assets	$67,033	$9,225
Long-term assets	53,023	5,688
Current liabilities	88,616	21,410
Long-term liabilities	53,126	4,105
Shareholders’ equity	(21,686)	(10,602)

Twelve Months Ended September 30, 2025

Revenue	$32,683
Gross profit	12,083
Net loss	(7,595)

Each of the following equity method holdings were transferred to the CVR Trust in August 2025 and are no longer held by the Company. See Note 6 for additional details.

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

The Company recorded an equity method gain of $0.1 million and an equity method loss of $2.7 million during the year ended December 31, 2025 and December 31, 2024, respectively. The Company made capital contributions of approximately $22 thousand to FGMP during the year ended December 31, 2025.

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

For the year ended December 31, 2025 and December 31, 2024, the Company recorded an equity method loss on FG Merger Investors LLC of approximately $25 thousand and $3.8 million, respectively. The Company recorded an equity method loss from GreenFirst Forest Products Holdings, LLC of approximately $0.1 million and $0.3 million for the year ended December 31, 2025 and December 31, 2024, respectively, and a loss of $2.3 million and $4.6 million from FGAC Investors LLC for the year ended December 31, 2025 and December 31, 2024, respectively.

The Company recorded an equity method gain from FG Merger Investors II LLC (“FGMI”) of approximately $0.2 million and $0 during the year ended December 31, 2025 and December 31, 2024, respectively. The Company made capital contributions of approximately $0.3 million to FGMI during the year ended December 31, 2025. For the year ended December 31, 2025, the Company recorded an equity method gain on Aldel II LLC of approximately $0.1 million.

Certain holdings owned by our former equity method investees were valued using Monte-Carlo simulation and option pricing models. Inherent in Monte-Carlo simulation and option pricing models are assumptions related to expected volatility and discount for lack of marketability of the underlying holding. Our former investees estimated the volatility of these holdings based on the historical performance of various broad market indices blended with various peer companies which they considered as having similar characteristics to the underlying holding, as well as consideration of price and volatility of relevant publicly traded securities such as SPAC warrants. Our former investees also considered the probability of a successful merger when valuing equity for SPACs that had not yet closed.

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

Cost Method Holdings without Readily Determinable Fair Value

Each of the Company’s cost method holdings were transferred to the CVR Trust in August 2025 and are no longer held by the Company. See Note 6 for additional details.

In addition to our equity method and fair value method holdings, other holdings which do not have a readily determinable fair value were accounted for at their cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions. When the Company observed an orderly transaction of an investee’s identical or similar equity securities, the Company adjusted the carrying value based on the observable price as of the transaction date. Any profit distributions the Company received on these holdings were included in net holdings income. Management was not aware of any issuances of identical or similar equities during 2025. As a result, the carrying value of holdings without readily determinable fair value did not change during 2025.

Other

The Company’s other holdings included a convertible promissory note and a senior unsecured promissory note.

On September 29, 2023, the Company invested $250,000 in a convertible promissory note with ThinkMarkets, all of which was repaid during 2025.

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

The risks and uncertainties inherent in the assessment methodology used to determine impairment include, but may not be limited to, the following:

●	the opinions of professional appraisers could be incorrect;

●	the past operating performance and cash flows generated from the investee’s operations may not reflect their future performance; and

●	the estimated fair values for holdings for which observable market prices are not available are inherently imprecise.

The Company did not record an impairment on its holdings during 2025.

Net holdings loss for the year ended December 31, 2025 and December 31, 2024 are as follows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Realized gain on common stock holdings	$1,056	$306
Unrealized loss in value on common stock holdings	(2,546)	(4,749)
Loss on equity method holdings	(4,935)	(11,294)
Dividend income	754	-
Other	168	1,062
Net loss on equity holdings and other holdings	$(5,503)	$(14,675)

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

Financial instruments measured, on a recurring basis, at fair value in accordance with the guidance promulgated by the FASB as of December 31, 2025 and December 31, 2024 are as follows (in thousands):

As of December 31, 2025	Level 1	Level 2	Level 3	Total
ETH digital assets	$119,384	-	-	$119,384
	$119,384	$-	$-	$119,384

As of December 31, 2024	Level 1	Level 2	Level 3	Total
OppFi warrants	$312	$-	$-	$312
iCoreConnect common shares and warrants	112	-	-	112
GreenFirst common stock	5,339	-	-	5,339
	$5,763	$-	$-	$5,763

Holdings without a readily determinable fair value are measured at fair value on a nonrecurring basis. During the year ended December 31, 2025, the Company did not record any adjustments due to impairment or observable price changes in orderly transactions.

The following table provides a rollforward of nonrecurring Level 3 fair value measurements for the year ended December 31, 2025 (in thousands):

Assets:
Convertible notes
Balance, December 31, 2024	248
Increase in fair value of convertible note	-
Repayments	(48)
Transfer to CVR Trust	(200)
Balance, December 31, 2025	$-

Note 9. Property, Plant and Equipment

Property, plant and equipment primarily consists of the Company’s real estate and is presented net of accumulated depreciation for a net book value of $2.2 million and $2.4 million as of December 31, 2025 and December 31, 2024, respectively. Depreciation expense from continuing operations for the year ended December 31, 2025 and 2024 was $0.2 million and $0.3 million, respectively.

The Company signed a non-binding letter of intent to sell its Quebec property for $15.0 million CAD. Following repayment of the installment note, the transaction is expected to generate approximately $8.0-$9.0 million USD in net pretax proceeds. The letter of intent does not constitute a binding agreement, and there can be no assurance that a definitive sale agreement will be reached or that the transaction will be completed. The transaction, if completed, is expected to close during the first half of 2026, subject to the execution of definitive agreements, completion of due diligence, and satisfaction of customary closing conditions.

Note 10. Income Taxes

Net loss from continuing operations before income taxes consists of (in thousands):

	Years Ended December 31,
	2025	2024
United States	$(67,798)	$(18,838)
Foreign	91	(5,439)
Total	$(67,707)	$(24,277)

Income tax benefit from continuing operations consists of (in thousands):

	Years Ended December 31,
	2025	2024
Current:
Federal	$(69)	$(108)
State	(15)	(25)
Foreign	(1,902)	(423)
Total	(1,986)	(556)
Deferred:
Federal	-	648
State	-	-
Foreign	2,059	-
Total	2,059	648
Total	$73	$92

Income tax benefit from continuing operations differed from the amounts computed by applying the U.S. Federal income tax rate to pretax loss from continuing operations as follows (in thousands):

	Years Ended December 31,
	2025		2024
Expected federal income tax benefit	$14,212	-21.0%	$5,098	-21.0%
State income taxes, net of federal benefit	(10)	0.0%	29	-0.1%
Foreign tax effects - Canada	175	-0.3%	791	-3.3%
Change in state tax rate	-	-	(233)	1.0%
Change in valuation allowance	(8,712)	12.9%	(4,763)	19.6%
Merger of FGF and FGH	-	-	(2,049)	8.4%
Other permanent items	(188)	0.3%	(753)	3.1%
Gain on preferred shares	(1,365)	2.0%	-	-
Acquisition costs	(1,301)	1.9%	-	-
Net investment income	(973)	1.4%	-	-
Return to provision	(587)	0.9%	2,269	-9.3%
Tax credits	45	-0.1%	-	-
Transfer of equity method and other holdings to CVR Trust	(750)	1.1%	-	-
Other	(473)	0.7%	(297)	1.2%
Total	$73	-0.1%	$92	-0.4%

Deferred tax assets and liabilities were comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Non-deductible accruals	$385	$212
Stock compensation expense	517	677
Uncollectible receivable reserves	5	5
Net operating losses	14,680	10,737
Tax credits	1,744	1,699
Disallowed interest expense	2,719	2,654
Equity in income of equity method investments	-	860
Unrealized measurement of fair value of ETH	8,159	-
Depreciation and amortization	45	23
Other	191	4
Total deferred tax assets	28,445	16,871
Valuation allowance	(28,336)	(16,838)
Net deferred tax assets after valuation allowance	109	33
Deferred tax liabilities:
Depreciation and amortization	(220)	(247)
Equity in income of equity method investments	-	-
State tax effecting methodology	-	(33)
Section 987 loss	(109)	-
Cash repatriation	(145)	(2,165)
Total deferred tax liabilities	(474)	(2,445)
Net deferred tax liability	$(365)	$(2,412)

Income tax paid (net of refunds) by jurisdiction (in thousands):

	Years Ended December 31,
	2025	2024
Federal	$-	$-
State	(45)	135
Federal	1,199	214
Total	$1,154	$349

The majority of state payments in 2024 were to Georgia and Illinois. All foreign tax payments were related to Canada, for 2025 $0.8 million was related to withholding tax for remitting Canadian earnings to the U.S. and the remaining $0.4 million was related to annual Canadian income tax returns. In 2024, all of the foreign payments were related to annual Canadian income tax returns.

The tax expense/benefit related to the managed services and reinsurance businesses has been allocated to discontinued operation. The Company has sufficient net operating losses to offset materially the taxable income/loss from these discontinued operations, all of which is offset by valuation allowance.

As a result of the Private Placement Offering, the Company underwent an ownership change as defined under Internal Revenue Code Section 382 (“Section 382”). As a result, the Company’s ability to utilize its Federal net operating loss and capital loss carryforwards in future years is subject to an annual limitation. The estimated base limitation under Section 382 on the future utilization of net operating losses generated prior to the ownership change is approximately $0.5 million per year. This limitation is calculated based on the value of the Company’s stock immediately before the deemed ownership change, multiplied by the applicable long-term tax-exempt rate, and may be subject to further adjustment as provided under Section 382 and related regulations. Due to the application of these limitations and the carryforward periods for Federal net operating loss and capital loss carryforwards, the gross deferred tax asset related to net operating losses has been reduced by $1.9 million, and the gross deferred tax asset related to capital losses has been reduced by $10.0 million.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance of $28.3 million should be recorded against the Company’s U.S. tax jurisdiction deferred tax assets as of December 31, 2025. The valuation allowance covers substantially all U.S. net deferred tax assets. The remaining deferred items that are realizable are the deferred tax liabilities for Canadian withholding tax and Canadian fixed assets. The overall change in valuation allowance is driven primarily by deferred tax impacts of unrealized fair value changes in ETH holdings and the increase in current year net operating losses. The effective tax rate above relates only to continuing operations.

The Company recorded a deferred tax liability related to withholding tax on the repatriation of earnings from its Canadian subsidiary of $0.1 million and $2.2 million at December 31, 2025 and December 31, 2024, respectively. The change in liability during 2025 was due to distributions and withholding tax accrued and paid in 2025. This Canadian withholding tax expense is reported in the foreign tax effects section of the summary of tax expense and rate reconciliation.

A provision of Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was the implementation of the Global Intangible-Low Taxed Income Tax, or “GILTI.” The Company has elected to account for the impact of GILTI in the period in which the tax actually applies to the Company. U.S. GAAP does not prescribe a single required approach for GILTI under ASC Topic 740; entities may either recognize deferred taxes for temporary differences expected to reverse as GILTI or treat GILTI as a period cost. During the year ended December 31, 2025, the Company did not incur any additional taxable income as a result of this provision.

As of December 31, 2025, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $50.7 million and $56.7 million, respectively. Federal net operating losses of $5.0 million expire in 2037 for Federal losses generated through December 31, 2017. The federal net operating losses generated in 2018 and future years will be carried forward indefinitely.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted and effective and made significant changes to Federal tax laws, including certain changes that were effective for the 2025 tax year. Changes in tax laws are accounted for in the period of enactment and the retroactive effects are recognized in these financial statements. There were no material income tax consequences of this enacted legislation on the reporting period of these financial statements.

The Company is subject to possible examinations not yet initiated for Federal purposes for the fiscal years 2022, 2023, and 2024. In most cases, the Company has examinations open for state or local jurisdictions based on the particular jurisdiction’s statute of limitations.

Estimated amounts related to underpayment of income taxes, including interest and penalties, were not material for the years ended December 31, 2025 and 2024. Amounts accrued for estimated underpayment of income taxes were zero as of December 31, 2025 and 2024.

Note 11. Equity Incentive Plans

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was originally approved by the Company’s stockholders on October 1, 2021, and has subsequently been amended, most recently pursuant to Amendment No. 3 approved by stockholders on July 23, 2025, to increase the number of shares authorized for issuance under the 2021 Plan to 2.0 million shares. The purpose of the 2021 Plan is to attract and retain directors, consultants, officers and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2021 Plan is administered by the Compensation and Management Resources Committee of the Board and has a term of ten years. The 2021 Plan awards may be in the form of stock options (which may be incentive stock options or nonqualified stock options), stock appreciation rights (“SARs”), restricted shares, RSUs, and other share-based awards. As of December 31, 2025, there were approximately 2.0 million shares remaining available for future issuance.

In addition, on March 24, 2023, the Board approved an employee stock purchase plan (“FGF ESPP Plan”) whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company’s common shares in the open market. The Company matches 100% of the employee’s contribution amount after thirty days of employment.

Total stock-based compensation expense for the years ended December 31, 2025 and December 31, 2024 was approximately $7.8 million and $1.6 million, respectively. The increase in stock-based compensation expense in the current period is primarily related to the issuance of warrants in connection with the Private Placement Offering. See Note 12 for additional details. Effective July 31, 2025, the Compensation and Management Resources Committee of the Board of Directors also approved the acceleration of all unvested restricted stock units.

As of December 31, 2025, total unrecognized stock compensation expense of approximately $18 thousand remained, all of which related to stock options, and will be recognized through June 2028. Stock compensation expense has been reflected in the Company’s financial statements as part of general and administrative expense.

Restricted Stock Units

The following table summarizes RSU activity for the year ended December 31, 2025:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2024	6,254	$247.12
Granted	4,116	84.90
Vested	(10,157)	181.45
Forfeited	(213)	245.00
Non-vested units, December 31, 2025	-	$-

In May 2025, the Company granted a total of 4,116 RSUs to the members of its Board of Directors pursuant to the Company’s director compensation policy.

Stock Options

The following table summarizes activity for stock options issued for the year ended December 31, 2025:

Common Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2024	5,358	$357.20	5.9	$177.2	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	(1,244)	339.85	-	163.50	-
Forfeited	(914)	251.40	-	149.15	-
Outstanding, December 31, 2025	3,200	$394.05	4.0	$190.50	$-
Exercisable, December 31, 2025	1,944	$396.05	3.3	$172.45	$-

Note 12. Stockholders’ Equity

8.00% Cumulative Preferred Stock, Series A

As of December 31, 2025, the Company had 888,884 Series A Preferred Stock shares outstanding, compared to 894,580 outstanding as of December 31, 2024.

Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, when, as and if declared by our Board of Directors or a duly authorized committee thereof. Dividends are payable out of amounts legally available therefore at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. The Series A Preferred Stock shares trade on the Nasdaq Stock Market under the symbol “FGNXP”.

Preferred Stock Share Repurchase Program

In December 2025, the Company’s Board of Directors approved a preferred share repurchase program to acquire up to 894,580 shares of the Company’s outstanding Series A Preferred Stock shares (the “Preferred Share Repurchase Program”). The Preferred Share Repurchase Program, which is open-ended, allows the Company to repurchase its preferred shares from time to time in the open market and in negotiated transactions. Any repurchases conducted pursuant to the Preferred Share Repurchase Program will be in accordance with Rule 10b-18 of the Exchange Act and will be made in accordance with applicable laws and regulations in effect from time to time.

Commencing on December 12, 2025, and through December 31, 2025, the Company purchased a total of approximately 6 thousand shares of its Series A Preferred Stock at a total cost (including commissions) of approximately $0.1 million. Subsequent to December 31, 2025 and through March 23, 2026, the Company purchased an additional approximately 202 thousand of its Series A Preferred Stock at a total cost (including commissions) of approximately $5.0 million. Through March 23, 2026, the Company has repurchased approximately 22.6% of its Series A Preferred Stock outstanding immediately prior to implementation of the program. All repurchased Series A Preferred Stock are recorded as a reduction to the liquidation value of the Preferred Stock.

Common Stock

The total number of shares of common stock outstanding as of December 31, 2025 was 7,080,747, compared to 253,581 as of December 31, 2024.

Common Stock Share Repurchase Program

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

Commencing on October 23, 2025, and through December 31, 2025, the Company purchased a total of approximately 1.6 million shares of its Common Stock at a total cost (including commissions) of approximately $26.1 million. Subsequent to December 31, 2025 and through March 23, 2026, the Company purchased an additional approximately 0.6 million shares of its Common Stock at a total cost (including commissions) of approximately $8.7 million. Through March 23, 2026, the Company has repurchased approximately 25.8% of its Common Stock outstanding immediately prior to implementation of the program. All repurchased shares are recorded as treasury stock.

Transactions During 2024

As discussed in Notes 1 and 5, on February 29, 2024, FGF and FGH closed the plan of merger to combine the companies in an all-stock transaction. In connection with the Merger, FGH common stockholders received one share of FGF common stock for each share of common stock of FGH held by such stockholder. As a result, the Company issued approximately 0.8 million of its common shares to common stockholders of FGH.

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

Warrants

In connection with the Private Placement Offering, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with ThinkEquity, dated July 29, 2025, pursuant to which ThinkEquity served as placement agent in connection with the Private Placement Offering. The Company paid ThinkEquity a cash placement fee of $6,000,000, or 3.0% of the aggregate purchase price paid by the PIPE Purchasers (as defined below) in the Private Placement Offering. The Company also issued ThinkEquity warrants (the “Placement Agent Warrants”) to purchase up 0.6 million shares of Common Stock, at a price per share equal to $27.50.

In August 2025, the Company entered into side letter agreement (the “Side Letter Agreement”) with OGroup LLC to induce certain members of OGroup LLC to execute employment agreements with the Company. Pursuant to the Side Letter Agreement the Company issued warrants to purchase a total of 0.1 million shares of Common Stock at a price per share of $25.00 to certain individuals affiliated with OGroup LLC.

In connection with the Private Placement Offering and the Company’s establishment of the Company’s cryptocurrency treasury operations warrants to purchase an aggregate of 0.1 million shares of Common Stock at a price per share of $25.00 were issued to certain entities affiliated with FG Merchant Partners.

The weighted average grant date fair value of warrants issued during 2025 was $22.47. The fair value of each warrant issued was estimated on the date of grant using a lattice valuation model with the following assumptions:

Expected dividend yield at date of issuance	0.0%
Risk-free interest rate	3.9% - 4.2%
Expected stock price volatility	90.6% - 140.0%
Expected life of warrants (years)	5.2 – 10.2

The risk-free interest rate assumptions were based on the interpolated U.S. Treasury yield curve in effect at the time of the issuance. Interpolated risk-free rate based upon the years to expiration. The expected volatility was based on historical volatility of comparable companies. The expected life is based on the term of the warrant agreements.

The following table summarizes activity for warrants for the year ended December 31, 2025:

Warrants	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)
Outstanding, December 31, 2024	4,516	$359.38	2.3
Issued	872,800	26.72	-
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2025	877,316	$28.43	9.5

Note 13. Related Party Transactions

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

FG Communities

In October 2022, the Company directly invested $2.0 million into FGC, which was included in other holdings on the consolidated balance sheet as of December 31, 2024. The Company also held an interest through its ownership in FGMP. As noted above, the Company’s ownership interest in FGC was distributed to the CVR Trust in August 2025. FGC is a self-managed real estate company focused on a growing portfolio of manufactured housing communities which are owned and operated by FGC. Mr. Cerminara is the President and a director of FGC.

Craveworthy

On March 16, 2023, the Company invested $0.2 million in a senior unsecured loan to Craveworthy. Mr. Swets has an indirect interest in Craveworthy, independent from the interests held by the Company through its ownership in FGMP. As noted above, the Company’s ownership interest in Craveworthy was distributed to the CVR Trust in August 2025.

FG Imperii Investors

During the third quarter of 2025, the Company entered into a promissory note with FG Imperii Investors LLC (“FGII”) pursuant to which the Company agreed to loan approximately $0.2 million to FGII. FGII is the sponsor of FG Imperii Acquisition Corp., a SPAC in the process of completing its initial public offering. The promissory note was payable on the date FG Imperii Acquisition Corp. consummates its initial public offering, which occurred during January 2026. Certain of our directors and officers are affiliated with FGII.

Saltire

The Company owns real estate in Canada that it leases to a wholly-owned subsidiary of Saltire. Pursuant to the terms of the lease, the Company receives annual rental income of $0.4 million. Mr. Swets, the head of the Company’s merchant banking business, serves as the Executive Chair and is a member of the Board of Directors of Saltire. Mr. Cerminara, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors, and Richard Govignon, a member of the Company’s Board of Directors, serve as members of the Board of Directors of Saltire.

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

The Company paid $2.5 million and $1.8 million to FGM under the Shared Services Agreement during the year ended December 31, 2025 and December 31, 2024, respectively. Payments made during the year ended December 31, 2025 included reimbursement of $0.7 million of certain expenses incurred by FGM in connection with the Private Placement. These amounts are included in General and administrative expenses on the consolidated statements of operations.

Note 14. Earnings Per Share

Net earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the year ended December 31, 2025 and 2024 (in thousands, except per share amounts).

	Year Ended December 31,
	2025	2024
Basic and diluted:
Net loss from continuing operations	$(67,634)	$(24,277)
Net loss attributable to non-controlling interest	-	160
Discount on repurchase of Series A Preferred Shares	16	-
Dividends declared on Series A Preferred Shares	(1,788)	(1,410)
Loss attributable to FG Nexus common shareholders from continuing operations	$(69,406)	$(25,527)
Weighted average common shares outstanding	2,667	211
Loss per common share from continuing operations	$(26.02)	$(120.98)

The following potentially dilutive securities outstanding as of December 31, 2025 and 2024 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive under the treasury stock method.

	As of December 31,
	2025	2024
Options to purchase common stock	3,200	5,358
Warrants	877,316	4,516
Restricted stock units	-	6,265
	880,516	16,139

Note 15. Retirement Plans

The Company sponsors a defined contribution 401(k) plan (the “FGH Plan”) for all eligible employees. Pursuant to the provisions of the FGH Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation. The contributions made to the Plan by the Company were approximately $0.1 million for each of the years ended December 31, 2025 and December 31, 2024.

As noted above, on March 24, 2023, the Board approved the FGF ESPP Plan whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company’s common shares in the open market. The Company matches 100% of the employee’s contribution amount after thirty days of employment. The Company’s contribution is expensed as paid, and for the year ended December 31, 2025 and December 31, 2024 totaled approximately $37 thousand and $32 thousand, respectively. The FGF ESPP Plan matching contributions are included within general and administrative expenses on the consolidated statement of operations.

Note 16. Commitments and Contingencies

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on the Company’s business or financial condition.

A Fundamental Global subsidiary is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to Fundamental Global. In the Company’s experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. The Company has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits

On July 16, 2024, the Company received notice that it was named as a defendant, along with over 500 other companies, in a civil action filed for cost recovery and contributions related to the release and/or threatened release of hazardous substances from a facility known as the BKK Class 1 Landfill in Los Angeles County California from periods prior to 1987. The action alleges that FGH is a successor to Pichel Industries, Inc. (“Pichel Industries”) and that Pichel Industries contributed waste to the landfill. The Company is not aware of any successor relationship between it and Pichel. There have no further actions in this case since the initial filing in 2024, and the Company intends to defend itself vigorously in the event the plaintiffs choose to pursue action against us.

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

As of December 31, 2025, the Company has recorded a loss contingency reserve of approximately $0.9 million, which represents the Company’s estimate of its potential losses related to the settlement of various open proceedings and claims. Management does not expect the resolution of these proceedings and claims to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Note 17. Debt

The Company’s short-term consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Short-term debt:
20-year installment loan	$1,924	$1,939
Revolving credit facility	-	-
Insurance debt	-	137
Total short-term debt	1,924	2,076
Less: deferred debt issuance costs, net	(1)	(8)
Total short-term debt, net of issuance costs	$1,923	$2,068

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

Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the 20-year installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the 20-year installment loan at any time. The 2023 Credit Agreement is secured by a lien on the manufacturing facility in Quebec, Canada that is leased to Strong/MDI. The 2023 Credit Agreement requires our subsidiary in Canada to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. In connection with the IPO of Strong Global Entertainment, the 20-year installment note did not transfer to the Company. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the IPO of Strong Global Entertainment. On January 19, 2024, the Company and CIBC entered into a second amendment to the 2023 Credit Agreement. Pursuant to the amendment, the credit limit for the revolving line of credit was reduced to CDN$1.4 million. The revolving line of credit was terminated in January 2026.

The 20-year installment note bears variable interest at 4.95% as of December 31, 2025. The Company was in compliance with its debt covenants as of December 31, 2025.

As noted above, the Company signed a non-binding letter of intent to sell its Quebec property. The Company will utilize a portion of the proceeds generated from the sale of the facility to repay the installment loan, at which time the credit facility will be terminated.

Note 18. Segment Reporting

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

The following tables present the financial information for each segment that is specifically identifiable or based on allocations using internal methodology for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025
	Digital Assets	Merchant Banking	Other	Total
ETH staking rewards	$1,475	$-	$-	$1,475
Rental income	-	-	415	415
Merchant banking advisory fees	-	523	-	523
Total revenue	1,475	523	415	2,413

Compensation costs	(655)	(1,239)	-	(1,894)
Professional fees	(574)	(608)	-	(1,182)
Bank and custodial fees	(90)	(2)	-	(92)
Realized loss on digital assets	(5,815)	-	-	(5,815)
Unrealized measurement of fair value of ETH digital assets	(38,327)	-	-	(38,327)
Loss on equity holdings	-	(5,503)	-	(5,503)
Depreciation and amortization	-	-	(291)	(291)
Other operating expenses	(11)	(92)	-	(103)
Interest expense, net	-	-	(113)	(113)
Segment (loss) income before taxes	(43,997)	(6,921)	11	(50,907)

Corporate and other non-segment operating expenses				(10,957)
Stock-based compensation				(7,760)
Foreign currency transaction gain				1,936
Interest expense, net				(19)
Loss from continuing operations before taxes				$(67,707)

	Year Ended December 31, 2024
	Digital Assets	Merchant Banking	Other	Total
ETH staking rewards	$-	$-	$-	$-
Rental income	-	-	704	704
Merchant banking advisory fees	-	75	-	75
Total revenue	-	75	704	779

Compensation costs	-	(679)	(104)	(783)
Professional fees	-	(400)	-	(400)
Loss on equity holdings	-	(14,675)	-	(14,675)
Depreciation and amortization	-	(18)	(384)	(402)
Other operating expenses	-	(91)	(170)	(261)
Impairment	-	-	(1,475)	(1,475)
Interest expense, net	-	-	(225)	(225)
Segment loss before taxes	-	(15,788)	(1,654)	(17,442)

Corporate and other non-segment operating expenses				(7,552)
Stock-based compensation				(1,618)
Bargain purchase on acquisition				2,321
Interest expense, net				(78)
Loss from continuing operations before taxes				$(24,369)

The following table presents the Company’s specifically identifiable assets for each of the Company’s segments as of December 31, 2024 (in thousands).

	December 31, 2025
	Merchant Banking	Digital Assets	Other	Total
Segment assets	$14,677	$119,384	$29,783	$163,844

	December 31, 2024
	Merchant Banking	Digital Assets	Other	Total
Segment assets	$60,073	$-	$49,396	$109,469

The “other” segment assets includes $13.9 million and $39.8 million of assets of discontinued operations as of December 31, 2025 and December 31, 2024, respectively, which are related to the Company’s reinsurance and managed services businesses.

There were no capital expenditures during 2025 or 2024.

Note 19. Subsequent Events

The Company’s management has evaluated subsequent events after the consolidated balance sheet dated as of December 31, 2025, through the date of filing of this Form 10-K. Based on the evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying consolidated financial statements or disclosure in the notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include a report of our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting. SEC’s rules permit smaller reporting companies like ours to provide only management’s report.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2025, beginning with the implementation of our ETH treasury strategy, we implemented new internal controls surrounding the acquisition, safeguarding, custody, accounting and reporting of our digital assets. Other than these new controls over our digital assets, and the controls over the assets and operations transferred to the CVR Trust there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s definitive proxy statement, to be filed in connection with the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s definitive proxy statement, to be filed in connection with the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2025, the number of shares of common stock underlying awards outstanding under the amended 2021 Plan and the 2018 Equity Incentive Plan (the “2018 Plan”), as well as the number of shares remaining available for issuance under the amended 2021 Plan. No more awards may be made under the 2018 Plan or the 2014 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,200	$-	1,994,978
Equity compensation plans not approved by security holders	-	-	-
Total	3,200	$-	1,994,978

1.	Includes common shares to be issued upon exercise of stock options issued under our 2018 Plan.
2.	Represents shares available for future issuance under the 2021 Plan.

The information regarding our largest holders and ownership of our securities by our management and directors will be contained in the Company’s definitive proxy statement, to be filed in connection with the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s definitive proxy statement, to be filed in connection with the 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s definitive proxy statement, to be filed in connection with the 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report

(a)	Financial Statements – The following consolidated financial statements of the Company and the report of independent auditor thereon are filed with this report:

i.	Independent Auditor’s Report
ii.	Consolidated Balance Sheets as of December 31, 2025 and 2024
iii.	Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024
iv.	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2025 and 2024
v.	Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2025 and 2024
vi.	Consolidated Statements of Cash Flows for the Years ended December 31, 2025 and 2024
vii.	Notes to the Consolidated Financial Statements for the Years ended December 31, 2025 and 2024

(b)	Financial Statement Schedules – Schedules other than those listed above are omitted for the reason that they are not applicable, or the information is otherwise contained in the Financial Statements.
(c)	Exhibits - the exhibits listed below are filed or incorporated by reference as part of this report.

Exhibit			Incorporated by Reference
No.		Description	Form	Exhibit	Filing Date
2.1		Plan of Merger by and between FG Financial Group, Inc., FG Group Holdings Inc. and FG Group LLC, dated January 3, 2024	8-K	2.1	January 4, 2024
2.2		Arrangement Agreement, including a Plan of Arrangement, by and between FG Holdings Quebec Inc., Strong Global Entertainment, Inc. and 1483530 LTD	8-K	2.1	June 4, 2024
3.1		Certificate of Merger, as filed with the Secretary of State of the State of Delaware on December 7, 2022	8-K	3.1	December 9, 2022
3.2		Articles of Merger, as filed with the Secretary of State of the State of Nevada on December 7, 2022	8-K	3.2	December 9, 2022
3.3		Articles of Incorporation, as filed with the Secretary of State of the State of Nevada	8-K	3.3	December 9, 2022
3.4		Certificate of Correction, dated October 11, 2022, to the Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation of FG Financial Group, Inc.	8-K	3.1	October 12, 2022
3.5		Certificate of Amendment to Amended and Restated Articles of Incorporation of Fundamental Global Inc.	8-K	3.1	February 29, 2024
3.6		Certificate of Change of Fundamental Global Inc.	8-K	3.1	October 30, 2024
3.7		Certificate of Amendment, dated September 5, 2025, to Amended and Restated Articles of Incorporation of FG Nexus Inc.	8-K	3.1	September 8, 2025
3.8		Certificate of Amendment, dated October 6, 2025, to Amended and Restated Articles of Incorporation of FG Nexus Inc.	8-K	3.1	October 8, 2025
3.9		Certificate of Change filed by FG Nexus Inc. dated February 10, 2026	8-K	3.1	February 13, 2026
3.10		By-Laws	8-K	3.4	December 9, 2022
3.11		First Amendment, effective October 13, 2025, to By-Laws of FG Nexus Inc.	S-3ASR	3.8	October 14, 2025
3.12		Amendment, effective February 24, 2026, to By-Laws of FG Nexus Inc.	8-K	3.1	February 27, 2026
4.1		Form of Common Stock certificate	S-1/A1	4.1	January 30, 2014
4.2		Common Stock Purchase Warrant	8-K	4.2	February 27, 2015
4.3		Form of Global Certificate of Cumulative Preferred Stock, Series A	S-1/A1	4.4	February 5, 2018
4.4	*	Description of securities
4.5		Form of Optionally Exercisable Pre-Funded Warrant	8-K	4.1	July 30, 2025
4.6		Form of Automatically Exercisable Pre-Funded Warrant	8-K	4.2	July 30, 2025
4.7		Form of Placement Agent Warrant	8-K	4.3	July 30, 2025

Exhibit			Incorporated by Reference
No.		Description	Form	Exhibit	Filing Date
10.1	†	2021 Equity Incentive Plan	10-K	10.1	March 24, 2023
10.2	†	Amendment No. 1 to FG Financial Group, Inc. 2021 Equity Incentive Plan	8-K	10.1	May 17, 2023
10.3	†	Amendment No. 2 to 2021 Equity Incentive Plan	DEF 14A	A	November 21, 2024
10.4	†	Form of Non-Employee Director Restricted Share Unit Agreement under 2021 Equity Incentive Plan	10-K	10.16	March 30, 2022
10.5		Amended and Restated Limited Liability Agreement of Fundamental Global Asset Management, LLC dated August 6, 2021	10-Q	10.1	August 16, 2021
10.6		Shared Services Agreement, dated August 11, 2022, between Fundamental Global Management, LLC and registrant	10-Q	10.1	August 11, 2022
10.7	†	FG Financial Group, Inc. 2023 Employee Share Purchase Plan	8-K	10.2	May 17, 2023
10.8	†	Form of Director and Officer Indemnification Agreement	S-4	10.1	January 8, 2024
10.9		Form of Securities Purchase Agreement, dated as of July 29, 2025, between FG Nexus Inc. and each Purchaser (as defined therein).	8-K	10.1	July 30, 2025
10.10		Placement Agency Agreement, dated July 29, 2025, between FG Nexus Inc. and ThinkEquity LLC.	8-K	10.2	July 30, 2025
10.11		Form of Registration Rights Agreement, dated as of July 29, 2025, between FG Nexus Inc. and each Purchaser (as defined therein).	8-K	10.3	July 30, 2025
10.12		Asset Management Agreement, dated July 21, 2025, between FG Nexus LLC and Galaxy Digital Capital Management LP.	8-K	10.4	July 30, 2025
10.13		Side Letter Agreement, dated August 4, 2025, between Fundamental Global Inc. and OGroup, LLC.	8-K	10.1	August 8, 2025
10.14		Common Stock Purchase Warrant issued to Maja Vujinovic.	8-K	10.2	August 8, 2025
10.15		Common Stock Purchase Warrant issued to Theodore Rosenthal.	8-K	10.3	August 8, 2025
10.16		Common Stock Purchase Warrant issued to Galeb3 Inc.	8-K	10.4	August 8, 2025
10.17		Common Stock Purchase Warrant issued to Manatee Ventures Inc.	8-K	10.5	August 8, 2025
10.18		Employment Agreement, dated August 4, 2025, between Fundamental Global Inc. and Maja Vujinovic.	8-K	10.6	August 8, 2025
10.19		Employment Agreement, dated August 4, 2025, between Fundamental Global Inc. and Jose Vargas.	8-K	10.7	August 8, 2025
10.20		Common Stock Purchase Warrant issued to Cerminara Capital LLC.	8-K	10.9	August 8, 2025
10.21		Common Stock Purchase Warrant issued to Moglia Capital LLC.	8-K	10.10	August 8, 2025
10.22		Common Stock Purchase Warrant issued to Itasca Financial LLC.	8-K	10.11	August 8, 2025
10.23		Common Stock Purchase Warrant issued to Hassan Raza Baqar.	8-K	10.12	August 8, 2025
10.24		ATM Sales Agreement, dated August 7, 2025, by and between FG Nexus Inc. and ThinkEquity LLC.	8-K	10.13	August 8, 2025
10.25		Master Custody Service Agreement, dated July 17, 2025, between FG Nexus Inc. and Anchorage Digital Bank N.A.	S-3ASR	10.1	September 8, 2025
10.26		BitGo Custodial Services Agreement, dated August 1, 2025, between FG Nexus Inc. and BitGo Trust Company, Inc.	S-3ASR	10.2	September 8, 2025
10.27	#	Transaction Agreement, executed and delivered on October 22, 2025.	8-K	10.1	October 28, 2025
10.28		Agreement, dated October 25, 2025, by and between FG Reinsurance Holdings LLC, Thomas C. Heise and Devondale Holdings LLC.	8-K	10.2	October 28, 2025
10.29	#	Form of Master Digital Currency Loan Agreement, dated October 29, 2025.	8-K	10.1	November 4, 2025
10.30	#	Form of Account Control Agreement, dated October 29, 2025.	8-K	10.2	November 4, 2025
10.31	#	Form of Loan Term Sheet.	8-K	10.3	November 4, 2025
10.32	†	Mark D. Roberson Employment Agreement, dated May 18, 2023.	8-K	10.7	May 19, 2023
10.33	†	Mark D. Roberson Amended and Restated Employment Agreement, dated May 18, 2023.	8-K	10.10	May 19, 2023
10.34	†	Todd R, Major Employment Agreement, dated May 18, 2023.	8-K	10.8	May 19, 2023
10.35	†	Todd R. Major Amended and Restated Employment Agreement, dated May 18, 2023.	8-K	10.11	May 19, 2023
14.1	*	Code of Business Conduct and Ethics
19.1	*	Insider Trading Policy
21.1	*	Registrant’s subsidiaries
24.1	*	Power of Attorney (included on signature page).
23.1	*	Consent of Haskell & White LLP.
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97		FG Nexus Inc. Clawback Policy	10-K	97	March 14, 2024
101.INS	*	Inline XBRL Instance Document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104		XBRL Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement

# The Registrant has redacted provisions or terms of this Exhibit pursuant to Regulation S-K Item 601(b)(10)(iv). While portions of the Exhibits have been omitted, these Exhibits include a prominent statement on the first page of each redacted Exhibit that certain identified information has been excluded from the exhibit because it is both not material and is the type that the Registrant treats as private or confidential. The Registrant agrees to furnish an unredacted copy of the Exhibit to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

None.

FG NEXUS INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FG NEXUS INC.

Date:	March 26, 2026	By:	/s/ D. Kyle Cerminara
		Name:	D. Kyle Cerminara
		Title:	Principal Executive Officer

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

/s/ D. Kyle Cerminara	Chief Executive Officer and Chairman of the Board	March 26, 2026
D. Kyle Cerminara	(Principal Executive Officer)

/s/ Mark D. Roberson	Chief Financial Officer	March 26, 2026
Mark D. Roberson	(Principal Financial Officer)

/s/ Todd R. Major	Chief Accounting Officer	March 26, 2026
Todd R. Major	(Principal Accounting Officer)

/s/ Richard E. Govignon	Director	March 26, 2026
Richard E. Govignon

/s/ Rita Hayes	Director	March 26, 2026
Rita Hayes

/s/ Michael C. Mitchell	Director	March 26, 2026
Michael C. Mitchell

/s/ Robert J. Roschman	Director	March 26, 2026
Robert J. Roschman

/s/ Ndamukong Suh	Director	March 26, 2026
Ndamukong Suh

/s/ Jose Vargas	Director	March 26, 2026
Jose Vargas

/s/ Maja Vujinovic	Director	March 26, 2026
Maja Vujinovic

/s/ Scott D. Wollney	Director	March 26, 2026
Scott D. Wollney

