Form 10-K/A
period 2025-12-31
FG Nexus Inc.
filed 2026-04-17
CIK 1591890

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

As of April 16, 2026, the total number of shares outstanding of the Registrant’s common stock was 6,431,819.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FG NEXUS INC.

i

Explanatory Paragraph

On March 27, 2026, FG Nexus Inc. (the “Company”) filed, with the Securities and Exchange Commission (the “SEC”), its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Report” or “Form 10-K”). This Amendment No. 1 on Form 10-K (the “Amendment”) updates Part III to provide certain additional information required therein.

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

As used in this Amendment, the terms “FG Nexus,” the “Company,” “we,” or “us” refer to FG Nexus Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names, ages (as of April 6, 2026), and titles of our executive officers and members of our Board of Directors.

	Age	Position
D. Kyle Cerminara	48	Chief Executive Officer and Chairman
Mark D. Roberson	61	Chief Financial Officer
Todd R. Major	53	Chief Accounting Officer
Richard E. Govignon, Jr.	49	Director
Rita Hayes	83	Director
Michael C. Mitchell	46	Director
Robert J. Roschman	60	Director
Ndamukong Suh	39	Director
Jose Vargas	47	Head of Business Development and Director
Maja Vujinovic	46	Chief Executive Officer of Digital Assets and Director
Scott D. Wollney	57	Director

BOARD OF DIRECTORS

Set forth below is certain information regarding the members of the Company’s Board of Directors, including the year in which each current director became a director of the Company. Each director is entitled to serve until the 2026 annual meeting of the Company’s stockholders and until a successor is duly elected and qualified or until his earlier retirement, resignation or removal.

D. Kyle Cerminara was appointed to our Board of Directors in December 2016; he became Chairman of our Board of Directors in May 2018; and he became Chief Executive Officer in February 2024. Mr. Cerminara also served as our Principal Executive Officer from March 2020 to June 2020. Mr. Cerminara has over 20 years’ experience as an institutional investor, asset manager, director, chief executive, founder and operator of multiple financial services and technology businesses. Mr. Cerminara co-founded Fundamental Global LLC (“FG LLC”) and its predecessors in 2012 and serves as its Chief Executive Officer.

Since its founding in July 2022, Mr. Cerminara has served as the Chairman and President of FG Communities, Inc., a corporation created to preserve and improve affordable housing through ownership and management of manufactured housing communities. Since August 2020, Mr. Cerminara has been a member of the board of directors of Firefly Systems, Inc., a venture backed digital advertising company. From October 2021 to September 2024, Mr. Cerminara served as the Chairman of the board of directors of FG Acquisition Corp. (TSX:FGAA.U), a special purpose acquisition company which merged with Strong/MDI Screen Systems, Inc., and was renamed Saltire Capital Ltd. (TSX: SLT). Since September 2024, Mr. Cerminara serves as Vice-Chairman of Saltire Capital Ltd. From October 2023 to January 2025, Mr. Cerminara served as Chairman of the board of directors of FG Merger II Corp., a special purpose acquisition company in the process of searching for a business combination target, and upon his resignation as Chairman of the board of directors in January 2025, he has served as senior advisor to the board of directors. From November 2023 to May 2025, Mr. Cerminara served as the Chairman of the board of directors of FG Merger III Corp., a special purpose acquisition company that is in the process of completing its initial public offering and is focused on searching for a target company in the financial services sector. Since May 2025, Mr. Cerminara serves as a senior advisor to FG Merger III Corp.

From February 2015 until February 2024, Mr. Cerminara served as a director of FG Group Holdings Inc. (NYSE American: FGH), a holding company with diverse business activities focused on serving the entertainment and retail markets that merged with FG Nexus in February 2024; he served as its Chairman from May 2015 until February 2024; and he previously served as its Chief Executive Officer from November 2015 through April 2020. Mr. Cerminara served as the Chairman of Strong Global Entertainment, Inc. (NYSE American: SGE), a leader in the entertainment industry providing mission critical products and services to cinema exhibitors and entertainment venues, from March 2022 until it was acquired by FG Nexus in September 2024. Mr. Cerminara served as a director of BK Technologies Corporation (NYSE American: BKTI) from July 2015 through December 2023, and served as its Chairman from July 2022 through December 2023 and previously from March 2017 until April 2020. From February 2022 to August 2023, Mr. Cerminara served as a senior advisor to FG Merger Corp. (NASDAQ: FGMC), a special purpose acquisition company, which merged with iCoreConnect, Inc. (NASDAQ: ICCT), a market leading, cloud-based software and technology company focused on increasing workflow productivity and customer profitability through its enterprise and healthcare workflow platform of applications and services. From April 2021 to December 2021, Mr. Cerminara served as a director of Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company co-sponsored by Fundamental Global, which merged with Hagerty Inc. (NYSE: HGTY), a leading specialty insurance provider focused on the global automotive enthusiast market. From July 2020 to July 2021, Mr. Cerminara served as Director and President of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company, which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit. He served on the board of directors of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.), a public company focused on investments in the forest products industry, from June 2016 to October 2021 and was appointed Chairman from June 2018 to June 2021; Limbach Holdings, Inc. (NASDAQ: LMB), a company which provides building infrastructure services, from March 2019 to March 2020; Iteris, Inc. (NASDAQ: ITI), a publicly-traded, applied informatics company, from August 2016 to November 2017; Magnetek, Inc., a publicly-traded manufacturer, in 2015; and blueharbor bank, a community bank, from October 2013 to January 2020. He served as a Trustee and President of StrongVest ETF Trust, which was an open-end management investment company, from July 2016 to March 2021. Previously, Mr. Cerminara served as the Co-Chief Investment Officer of CWA Asset Management Group, LLC, a position he held from January 2013 to December 2020.

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

We believe Mr. Cerminara’s management and operational experience and extensive experience in the financial industry, including investing, capital allocation, finance and financial analysis of public companies qualifies him to serve on our Board of Directors.

Dr. Richard E. Govignon, Jr. was elected to our Board of Directors on December 15, 2021. Dr. Govignon has been a Partner of Dnerus Financial, a family asset management company, since June 2021. Dr. Govignon is an experienced corporate director/trustee in the U.S. and Canada with broad exposure to numerous industries. Dr. Govignon was a director of Strong Global Entertainment, Inc. (formerly NYSE American: SGE), a corporation focused on supplying screens and providing technical support services to the cinema exhibition industry, theme parks, and other entertainment-related markets from January 2022 until its merger with the Company in September 2024. He also serves on the board of Saltire Capital Ltd. (TSX: SLT.U), a long-term capital partner investing in equity, debt, and hybrid securities of private companies incorporated in British Columbia. Since October 2023, Dr. Govignon has been a director of FG Merger II Corp., a special purpose acquisition company (SPAC) that signed an agreement to merge with the modular building company Boxabl, and since November 2023, he has served on the board of FG Merger III Corp. He has also been a director of B-Scada, Inc. (OTC: SCDA), a developer of software and hardware products, since June 2021. Additionally, Dr. Govignon has been a member of the board of FG Imperii Acquisition, a blank check company targeting the financial services sector, since October 2025. He served on the board of GreenFirst Forest Products, Inc. (TSXV: GFP) from January 2019 to December 2021 and was a trustee of the StrongVest ETF Trust (US: CWAI), which invested in corporate bonds and equity securities, from 2017 to 2019. With over 20 years of experience in healthcare and pharmaceuticals, Dr. Govignon has held various management and pharmacy roles. Since 2022, he has been managing and working as a pharmacist at ShopRite Pharmacy, a large grocery store cooperative. He previously served in management and as a pharmacist at CVS Health Corporation from 2019 to 2022, and from 2013 to 2017, worked at Acme Markets Inc. from 2017 to 2019, and at Rite Aid Corporation from 2001 to 2013. He earned a Bachelor of Science in Pharmacy and a Doctor of Pharmacy from the University of the Sciences in Philadelphia. Dr. Govignon also holds an MBA from the Jack Welch Management Institute. His management experience, along with his expertise in investing and financial analysis, qualifies him to serve on our Board of Directors.

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

Robert J. Roschman was appointed to our Board of Directors on February 29, 2024. Mr. Roschman has been an owner of Triple R. Associates, Ltd., a real estate firm with over 100 properties leased to fast food, distribution and retail tenants, since 1992. Mr. Roschman also holds ownership interests in several development properties throughout Florida. Mr. Roschman previously served on the Board of Directors of Giant Holdings, Inc., a privately held federally chartered bank with an Internet division, which he founded in 1998 and which merged into Home BancShares, Inc. (Nasdaq: HOMB) in February 2017. From 1987 to 2000, Mr. Roschman was a Co-Founder and Vice President of Snapps Restaurants, Inc., a 76-store fast food restaurant which merged into Rally’s Hamburgers, Inc. From 1983 until 1997, he served as a shareholder of Charter Bank in Delray Beach, Florida, which merged into Southtrust Bank in 1997. Mr. Roschman received a B.S. from Florida State University. Mr. Roschman brings over 30 years of experience as an investor in multiple lines of business, including real estate, franchising, distribution, banking and retail. We believe Mr. Roschman’s extensive experience as an investor and in managing and overseeing multiple businesses is valuable for evaluating strategic opportunities and qualifies him to serve on our Board of Directors.

Ndamukong Suh was appointed to our Board of Directors on February 29, 2024. Mr. Suh is an independent private investor and holds ownership interests in several real estate development projects across Michigan, Nebraska and Oregon. Mr. Suh is the Founder and a director of the Suh Family Foundation. He was also a professional athlete and was a member of several teams in the National Football League from 2010 to 2022. He served on the Board of Directors of FGH from January 2016 to February 2024. Since October 2023 and November 2023, Mr. Suh has served as a senior advisor to the board of directors of FG Merger II Corp. and FG Merger III Corp, respectively. Mr. Suh serves as a member of the Board of Advisors of Ember Technologies, a privately held manufacturer and designer of patented temperature adjustable dishware and drinkware. Mr. Suh has served on the Board of Directors of Cizzle Brands Corporation (Cboe Canada: CZZL) (OTCQB: CZZLF), a sports nutrition company focused on health and wellness, since August 2025. Mr. Suh holds a Bachelor’s degree in Engineering focused on Construction Management from the University of Nebraska. We believe Mr. Suh’s extensive experience as an investor is valuable for evaluating strategic opportunities qualifies him to serve on our Board of Directors.

Jose Vargas was appointed as Head of Business Development of the Company’s Digital Asset Division and to our Board of Directors effective August 4, 2025. He is a serial entrepreneur and investor with a track record of building and scaling technology companies from inception through successful exits. He co-founded and served as CEO and Director of Mailcreations.com, a performance marketing agency acquired by Livedoor in June 2004. From 2008 to 2012, he was co-founder, Director, and Executive Officer of BrokersWeb, an internet advertising firm acquired by Vantage Media in 2011. He then co-founded BlueKite, a fintech company acquired by Xoom Corporation (NASDAQ: XOOM), a PayPal company, in February 2014. From 2013 to 2022, Mr. Vargas was co-founder, Director, and Executive at AutoWeb, an online automotive media platform, acquired in 2015 by Autobytel (NASDAQ: ABTL), which later rebranded as AutoWeb (NASDAQ: AUTO). He also served on the board of directors of Playspace, from 2012 until its acquisition by CIRSA (a Blackstone portfolio company) in 2020. He currently serves on the boards of directors of Healthcare.com, Osigu, Overclock Labs, and PeopleFund, a technology-focused venture capital firm. Mr. Vargas holds a Business degree from Florida International University. We believe Mr. Vargas’s extensive experience as an investor and in managing and overseeing multiple businesses, as well as his extensive experience in blockchain and cryptocurrency operations qualifies him to serve on our Board of Directors.

Maja Vujinovic was appointed as Chief Executive Officer of the Company’s Digital Assets Division and to our Board of Directors effective August 4, 2025. In January 2018, she founded OGroup, an investment and advisory firm representing over $4B in family office capital, deploying it into leading AI and blockchain ventures globally. From January 2014 to January 2018, she served as CIO of Emerging Technologies at GE where she led GE’s first blockchain-based trade finance execution with JPMorgan and brought founders like Joseph Lubin (Ethereum) into the company’s innovation strategy. Ms. Vujinovic began her career building mobile payments and energy infrastructure across Africa and Latin America, leading over $700M in asset development. In 2013, she helped secure the first bank that banked Tether, integrating stablecoins into regulated finance. She discovered Bitcoin in 2010 and became one of the earliest investors and builders in blockchain and digital assets. She holds a Law Degree from Emory University. We believe Ms. Vujinovic’s extensive experience in blockchain and cryptocurrency operations qualifies her to serve on our Board of Directors.

Scott D. Wollney was appointed to our Board of Directors on March 30, 2015. Since March 2026, Mr. Wollney has served as a member of the board of directors of Greenland Energy Company. Since October 2023, Mr. Wollney has served as a member of the board of directors of FG Merger II Corp. Since November 2023, Mr. Wollney has served as a member of the board of directors of Innovative Digital Acquisition Corp. (previously known as FG Merger III Corp.). Since December 2010, Mr. Wollney has served as the President, Chief Executive Officer and as a Director of Atlas Financial Holdings, Inc., a specialty commercial insurance holding company. Since March 2025, Mr. Wollney served as a director of FG Reinsurance, our former subsidiary. From July 2009 until December 2010, Mr. Wollney was President and Chief Executive Officer of Kingsway America Inc. (“KAI”), a property and casualty holding company and subsidiary of Kingsway Financial Services Inc. From May 2008 to March 2009, he was the President and Chief Executive Officer of Lincoln General Insurance Company (a subsidiary of KAI), a property and casualty insurance company. Mr. Wollney co-founded Avalon Risk Management, Inc., an insurance broker, in 1998, and served as its President, from 2002 to 2008. Mr. Wollney has more than 30 years of experience working with both public and private companies with a focus on property and casualty insurance, reinsurance and related financial services. During his tenure in the industry, Mr. Wollney has held executive positions at both insurance companies, as well as brokerage operations. Mr. Wollney is an MBA graduate of Northwestern University’s Kellogg School of Management with a concentration in finance and management strategy and holds a Bachelor of Arts degree from the University of Illinois. We believe Mr. Wollney’s qualifications to serve on our Board of Directors include his direct operating experience with respect to numerous disciplines.

EXECUTIVE OFFICERS

Set forth below is certain information regarding the executive officers of the Company. The age and business experience of each executive officer is reported as of December 31, 2025. All officers serve at the discretion of our Board of Directors.

D. Kyle Cerminara was appointed Chief Executive Officer on February 29, 2024. For additional information on Mr. Cerminara’s background and experience, see the section titled “Board of Directors.”

Mark D. Roberson was appointed Chief Financial Officer on February 29, 2024. Mr. Roberson served as the Chief Executive Officer of FGH from April 2020 until the closing of the merger with the Company, and served as Executive Vice President, Chief Financial Officer and Treasurer of FGH from November 2018 to April 2020. Mr. Roberson brings an extensive background in executive leadership, operations, corporate finance, SEC reporting, treasury, and mergers and acquisitions. Mr. Roberson has also served as Chief Executive Officer of Strong Global Entertainment, Inc. (“SGE”) (formerly NYSE American: SGE), a majority-owned subsidiary of the Company, since November 2021. He previously served as Chief Operations Officer of Chanticleer Holdings, Inc., a Nasdaq-listed restaurant operating company, from May 2015 to November 2018, and as Chief Executive Officer of PokerTek, Inc., a then-Nasdaq-listed gaming technology company, from February 2010 to October 2014 (having served as Acting Chief Executive Officer from May 2009 until February 2010). He also served as Chief Financial Officer and Treasurer of PokerTek, Inc. from October 2007 until October 2014. Mr. Roberson previously held positions of increasing responsibility at Curtiss-Wright, Inc., a NYSE-listed aerospace and defense contractor, Krispy Kreme Doughnut Corporation, a then-NYSE-listed fast-casual restaurant franchisor and operator, and LifeStyle Furnishings International, a $2 billion private equity backed furniture manufacturer. Mr. Roberson is a Certified Public Accountant who started his career with Ernst & Young and PricewaterhouseCoopers. He earned an MBA from Wake Forest University, a B.S. in Accounting from UNC-Greensboro and a B.S. in Economics from Southern Methodist University. He served on the Board of Directors of CynergisTek, Inc. (NYSE American: CTEK), a cybersecurity and information management consulting firm, from May 2016 to September 2022, where he chaired the Audit Committee.

Todd R. Major has been our Chief Accounting Officer since September 2024. He previously served as the Chief Financial Officer, Secretary and Treasurer of SGE from November 2021 to September 2024. Mr. Major previously served as FGH’s Chief Financial Officer, Secretary and Treasurer from April 2020 to February 2024 and Senior Vice President, Finance from April 2019 to April 2020. He served as Senior Director, Financial and SEC Reporting of Bojangles, Inc., a then Nasdaq-listed restaurant operating company and franchisor, from March 2015 to April 2019, as Director, Financial Reporting of Premier, Inc., a then Nasdaq-listed healthcare performance improvement company, from September 2014 to February 2015, and as Senior Director, Financial Reporting of Horizon Lines, Inc., a then NYSE-traded transportation and logistics company from November 2006 to September 2014. From June 2003 to November 2006, Mr. Major previously held positions of increasing responsibility at Nabi Biopharmaceuticals, Inc., a then Nasdaq-listed biopharmaceutical company engaged in the development and commercialization of proprietary products. Mr. Major is a Certified Public Accountant and earned an MBA from Queens University of Charlotte and a B.A. in Accounting from Flagler College.

Board Meetings

During the year ended December 31, 2025, the Board of Directors held 27 meetings. In 2025, no director attended fewer than 75% of the total number of (i) meetings held by the Board of Directors during the period for which he or she was a director and (ii) meetings held by all committees of the Board of Directors on which he or she served (during the period that the director served). Independent members of our Board of Directors also meet in executive session without management present.

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

Our Board of Directors has not established a specific policy on whether the same person should serve as both the principal executive officer of the Company and the Chairman of the Board or, if the roles are separate, whether the Chairman should be selected from the non-employee directors or should be an employee. Our Board believes that it should have the flexibility to periodically determine the leadership structure that it believes is best for the Company.

Our Board believes that combining the roles of Chairman and Chief Executive Officer provides the most effective leadership structure for the Company at this time. This unified structure promotes clear accountability, decisive leadership, and efficient execution of the Company’s strategic priorities as it implements its digital asset treasury strategies. By having one individual serve as both Chairman and CEO, the Company benefits from a single, consistent voice in communicating its vision, strategy, and objectives to shareholders, employees, and other stakeholders.

Our Board recognizes that the individual serving as CEO has the most comprehensive understanding of the Company’s business operations, competitive dynamics, and long-term opportunities and challenges. As Chairman, this knowledge enhances the Board’s ability to set agendas, focus discussions on critical business matters, and ensure that Board deliberations are well informed and aligned with the Company’s strategic direction.

The combined role also facilitates timely decision-making and alignment between management and the Board, which is particularly important in a rapidly changing business environment. The Board maintains strong independent oversight through its fully independent Audit, Compensation, and Nominating and Corporate Governance Committees, which ensures that management performance, risk oversight, and governance practices remain robust and balanced.

In view of these considerations, the Board has determined that a combined Chairman and CEO role best serves the interests of the Company and its shareholders by providing unified leadership, accountability, setting the tone of the organization and having the ultimate responsibility for all of the Company’s operating and strategic functions while providing unified leadership and direction to the Board of Directors and the Company’s executive management. Further, the Board of Directors believes that Mr. Cerminara, as the Chief Executive Officer and Chairman, is in the best position to be aware of major issues facing the Company on a day-to-day basis, and is in the best position to identify key risks and developments facing the Company to be brought to the attention of the Board of Directors.

The Board has not appointed a lead independent director at this time. Currently, the Board consists of nine directors, six of whom are independent. All independent directors serve on one or more committees of the Board, are able to closely monitor the activities of the Company and meet in executive sessions without management present to discuss the Company’s business strategy and operations. The Board has determined that a lead independent director is not necessary at this time. Additionally, because the Company’s Chairman is appointed annually by the Company’s non-management directors, such directors are able to evaluate the leadership and performance of the Chairman each year.

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

Code of Ethics

We have adopted a code of ethics applicable to all officers, employees and directors of the Company. Our code of ethics has been posted on our corporate website: https://fgnexus.io/investor-relations/ under the heading “Governance Documents.” When referring to our website, we are not incorporating by reference any materials presented on our website into this Form 10-K.

Board Committees and Committee Member Independence

Our Board of Directors has established an Audit Committee, a Compensation and Management Resources Committee, and a Nominating and Corporate Governance Committee. Our Board of Directors utilizes the Nasdaq rules and independence standards in determining whether its members are independent. The composition of each committee is outlined as follows:

	Audit Committee	Compensation and Management Resources Committee	Nominating and Corporate Governance Committee
Scott D. Wollney	C	X
Robert J. Roschman	X
Rita Hayes	X	X
Richard E. Govignon, Jr.			C
Michael C. Mitchell		C	X
Ndamukong Suh			X

C	– Indicates committee chair.

The following is a summary of the respective responsibilities of the Audit Committee, the Compensation & Management Resources Committee, and the Nominating & Corporate Governance Committee. The Board of Directors has approved and adopted a written charter for each of the committees listed, copies of which are posted on the Company’s website at https://fgnexus.io/investor-relations/ under the heading “Governance Documents.” The Board of Directors may also establish from time to time any other committees that it deems necessary or desirable. Members serve on these committees until their resignation or until otherwise determined by the Board of Directors.

Audit Committee

The Audit Committee was appointed by the Board of Directors to assist the Board in fulfilling its oversight responsibilities with respect to the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the external auditor’s qualifications, independence, and performance, and the performance of the Company’s internal audit function. The Audit Committee’s primary duties and responsibilities are to:

●	Oversee the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company.

●	Identify and monitor the management of the principal risks that could impact the financial reporting of the Company.

●	Monitor the integrity of the Company’s financial reporting process and system of internal controls regarding financial reporting and accounting appropriateness and compliance.

●	Provide oversight of the qualifications, independence and performance of the Company’s external auditors.

●	Provide an avenue of communication among the external auditors, management and the Board.

●	Review the annual audited and quarterly financial statements with management and the external auditors.

The Audit Committee is also responsible for discussing policies with respect to risk assessment and risk management, including regularly reviewing the Company’s cybersecurity and other information technology risks, controls and procedures and the Company’s plans to mitigate cybersecurity risks and respond to data breaches.

Audit committee members must meet the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the independence requirements of the Nasdaq listing standards and all other applicable rules and regulations. Each member of the Audit Committee is independent and satisfies the applicable requirements for Audit Committee membership under Rule 10A-3 under the Exchange Act and the Nasdaq rules. The Board of Directors has determined that Mr. Wollney is the “audit committee financial expert,” as that term is defined in SEC regulations. The Audit Committee held ten meetings during the year ended December 31, 2025.

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

The Compensation Committee receives input and recommendations from the Company’s executive officers (except with respect to such executive officer’s own compensation) but is not bound by such recommendations. These recommendations are generally based on each executive officer’s individual performance as well as his knowledge of each executive officer’s job responsibilities, seniority, expected contributions and his understanding of the competitive market for such executives. Each Compensation Committee member is independent and satisfies the applicable requirements for Compensation Committee membership under the Nasdaq rules and is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act. The Compensation Committee held seven meetings during the year ended December 31, 2025.

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

Each Nominating Committee member is independent under the Nasdaq rules. The Nominating Committee held one meeting during the year ended December 31, 2025.

Although the Nominating Committee has not formulated any specific minimum qualifications that the committee believes must be met by a director-nominee that the committee recommends to the Board, the factors it will take into account will include judgment, skill, diversity, experiences with businesses and other organizations of comparable size and scope, the interplay of the candidate’s experience with the experience of other directors, and the extent to which the candidate would be a desirable addition to the Board of Directors and any committees of the Board. The Nominating Committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees and may also seek referrals from other members of the Board, management, stockholders and other sources. Evaluations of candidates generally involve a review of background materials, internal discussions and interviews with selected candidates, as appropriate. Upon selection of a qualified candidate, the Nominating Committee recommends the candidate for consideration by the full Board.

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

Stockholder Communications with the Board

Stockholders may communicate with the full Board or individual directors by submitting such communications in writing to FG Nexus Inc., 6408 Bannington Road, Charlotte NC 28226. The Company’s management will forward such correspondence, as appropriate. Complaints or concerns relating to our financial reporting, accounting, internal accounting controls or auditing will be referred to the Chairman of our Audit Committee.

Delinquent Section 16(a) Reports

Under Section 16(a) of the Exchange Act, our executive officers, directors, and persons who own greater than 10% of our common stock (the “Section 16 Reporting Persons”) of the Company must file a Form 4 reporting the acquisition or disposition of the Company’s equity securities with the SEC no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply. Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company’s fiscal year. Such persons must also file initial reports of ownership on Form 3 upon becoming an executive officer, director, or greater-than-10% stockholder. Based solely on our review of the copies of such reports and representations that no other reports were required, we believe that all Section 16 filing requirements applicable to our Section 16 Reporting Persons were timely complied with during 2025.

ITEM 11. EXECUTIVE COMPENSATION

Effective February 29, 2024 in connection with the Company’s merger with FGH, the Board appointed Mr. Cerminara as Chief Executive Officer and Mr. Roberson as Chief Financial Officer. Mr. Swets resigned as President and Chief Executive Officer effective February 29, 2024. Mr. Swets remains with the combined company, leading the merchant banking businesses. Effective September 30, 2024, in connection with the merger of the Company and SGE, its majority owned subsidiary, the Board appointed Mr. Major as Chief Accounting Officer.

In accordance with Item 402 of Regulation S-K, our named executive officers for the fiscal year ended December 31, 2025 include Mr. Cerminara, our Chief Executive Officer, Mr. Roberson, our Chief Financial Officer, Mr. Major, our Chief Accounting Officer, Mr. Swets, our Head of Merchant Banking and Ms. Vujinovic, our CEO of Digital Assets.

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

Summary Compensation Table

The following table summarizes the compensation for our named executive officers for the years shown.

Name and Principal Position	Year	Salary ($)	Bonus ($)(6)	Stock Awards ($)(7)	All Other Compensation ($)	Total ($)
D. Kyle Cerminara(1)	2025	-	200,000	1,023,750	174,989	1,398,739
Chief Executive Officer	2024	-	-	458,500	175,000	633,500
Mark D. Roberson(2)	2025	400,000	175,000	-	11,319	586,319
Chief Financial Officer	2024	333,333	40,000	-	9,550	382,883
Todd R. Major(3)	2025	325,000	175,000	-	9,433	509,433
Chief Accounting Officer	2024	270,833	40,000	-	8,050	318,883
Larry G. Swets, Jr.(4)	2025	550,000	200,000	591,500	38,768	1,380,268
Head of Merchant Banking and Former President & Chief Executive Officer	2024	550,000	-	-	43,015	593,015
Maja Vujinovic(5)	2025	200,000	125,000	773,500	2,771	1,101,271
CEO of Digital Assets

(1)	Mr. Cerminara was appointed as the Company’s Chief Executive Officer on February 29, 2024. Mr. Cerminara does not receive employee compensation but instead continues to be compensated for his services as a director. All other compensation for 2025 and 2024 includes compensation earned under the Company’s director compensation program.
(2)	Mr. Roberson was appointed as the Company’s Chief Financial Officer on February 29, 2024, with an annual salary of $400,000. All other compensation for Mr. Roberson represents amounts paid by the Company for 401(k) matching contributions and other ancillary insurance benefits provided to Mr. Roberson.
(3)	Mr. Major was appointed as the Company’s Chief Accounting Officer on September 30, 2024, with an annual salary of $325,000. All other compensation for Mr. Major represents amounts paid by the Company for 401(k) matching contributions and other ancillary insurance benefits provided to Mr. Major.
(4)	Mr. Swets served as Chief Executive Officer until February 29, 2024 and currently serves as the head of the Company’s Merchant Banking business. All other compensation for Mr. Swets represents amounts paid by the Company for 401(k) matching contributions, ESPP matching contributions, and other ancillary insurance benefits provided to Mr. Swets.
(5)	Ms. Vujinovic has served as CEO of Digital Assets since August 1, 2025, with an annual salary of $600,000. All other compensation for Ms. Vujinovic represents amounts paid by the Company for 401(k) matching contributions and other ancillary insurance benefits provided to Ms. Vujinovic.
(6)	On December 22, 2025, the Compensation Committee approved cash bonuses in the amount of $200,000, $175,000, $175,000, and $200,000 to Messrs. Cerminara, Roberson, Major, and Swets, respectively, and $125,000 to Ms. Vujinovic for contributions to the Company’s 2025 strategic initiatives.
(7)	On August 4, 2025, in connection with the private placement transaction and the Company’s establishment of its cryptocurrency treasury operations, warrants to purchase 45,000 and 26,000 shares of the Company’s common stock were issued to Cerminara Capital LLC (for the benefit of Kyle Cerminara), and Itasca Financial LLC (for the benefit of Larry Swets), respectively. On the date of the grants, the warrants issued to Cerminara Capital LLC had a fair market value of $1,023,750 and the warrants issued to Itasca Financial LLC had a fair market value of $591,500. On August 4, 2025, in connection with joining the Company, warrants to purchase 34,000 shares of the Company’s common stock were issued to Ms. Vujinovic. On the date of the grant, the warrants had a fair market value of $773,500. On January 3, 2024, the Company approved 2,800 restricted stock units to be granted to Mr. Cerminara, subject to vesting terms. On the date of the grant, the units had a fair market value of $458,500.

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

Mr. Roberson and Mr. Major have employment agreements with the Company as well as with SGE. Those agreements, which are summarized below, continue in effect as of the date of this filing.

Mr. Roberson and the Company entered into an employment agreement as of November 6, 2018, which provided for an annual base salary, subject to annual review and adjustment, and eligibility for performance-based compensation in the form of an annual bonus targeted at $150,000, subject to the achievement of performance metrics and other criteria as determined by the Compensation Committee, payable partly in cash and partly through equity awards as determined by the Compensation Committee. Mr. Roberson is also eligible to participate in the Company’s 401(k), medical, dental and vision plans and certain other benefits available generally to employees of the Company. The employment agreement also contained customary non-competition and non-solicitation covenants. Mr. Roberson and the Company entered into an amended and restated employment agreement on May 18, 2023, reducing his annual base salary to $125,000 (subject to increase from time to time as determined by the Board), and an annual bonus target of 60% of his base salary for a given year. The amended and restated employment agreement contains a perpetual confidentiality covenant, a one-year noncompete covenant, a one-year customer and employee non-solicitation covenant, and a company intellectual property assignment. If Mr. Roberson’s employment is terminated by the Company without Cause (as defined in the amended and restated employment agreement), Mr. Roberson will be entitled to severance equal to one year of his base salary payable over a period of twelve months following the termination date in accordance with the Company’s regular payroll practices and, if Mr. Roberson timely and properly elects continuation health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will pay Mr. Roberson’s COBRA premiums for a period of twelve months following the termination date.

Mr. Major and the Company entered into an employment agreement as of March 20, 2019, which provided for an annual base salary, subject to annual review and adjustment, and eligibility for performance-based compensation in the form of an annual bonus targeted at 25% of base salary, subject to the achievement of performance metrics and other criteria as determined by the Compensation Committee, payable in a combination in cash and equity, as determined by the Compensation Committee. Mr. Major is also eligible to participate in the Company’s 401(k), medical, dental and vision plans and certain other benefits available generally to employees of the Company. The employment agreement also contained customary non-competition and non-solicitation covenants. Mr. Major and the Company entered into an amended and restated employment agreement on May 18, 2023, reducing his annual base salary to $100,000 (subject to increase from time to time as determined by the Board), and an annual bonus target of 25% of his base salary for a given year. The amended and restated employment agreement contains a perpetual confidentiality covenant, a one-year noncompete covenant, a one-year customer and employee non-solicitation covenant, and a company intellectual property assignment. If Mr. Major’s employment is terminated by the Company without Cause (as defined in the amended and restated employment agreement), Mr. Major will be entitled to severance equal to one year of his base salary payable over a period of twelve months following the termination date in accordance with the Company’s regular payroll practices and, if Mr. Major timely and properly elects continuation health coverage pursuant to COBRA, the Company will pay Mr. Major’s COBRA premiums for a period of twelve months following the termination date.

SGE, which merged into the Company on September 30, 2024, had previously entered into employment and compensation arrangements with Messrs. Roberson and Major, effective as of May 18, 2023, the consummation of SGE’s initial public offering, that included base salaries and bonus arrangements. During the employment term, Messrs. Roberson and Major are also entitled to receive any other benefits which are provided to SGE’s other full-time employees in accordance with SGE’s policies and practices. The material provisions of these employment agreements are discussed below.

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

Mr. Major’s employment agreement with SGE provides for an annual base salary of $225,000, subject to annual review and adjustment, and he is eligible for performance-based compensation in the form of an annual bonus targeted at 50% of base salary, payable in a combination in cash and equity, as determined by SGE’s Chief Executive Officer and its Compensation Committee. The bonus will be subject to the achievement of performance metrics and other criteria as determined by SGE’s Chief Executive Officer and its Compensation Committee. Mr. Major is also eligible to participate in SGE’s 401(k), medical, dental and vision plans and certain other benefits available generally to employees of SGE. The employment agreement also contains customary non-competition and non-solicitation covenants. In the event Mr. Major is terminated without cause (as defined in Mr. Major’s employment agreement), and provided he enters into a general release in favor of SGE and related parties, he will be entitled to severance equal to one year of his base salary and twelve (12) months of COBRA premiums.

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

On August 4, 2025, the Company and Ms. Vujinovic entered into an at-will employment agreement governing her service as the Chief Executive Officer of the Company’s Digital Assets Division effective August 4, 2025. Ms. Vujinovic’s employment agreement provides an annual base salary of $600,000 and she is eligible to receive a bonus in an amount targeted at 50% of base salary, payable in a combination of cash and, upon the mutual agreement of Ms. Vujinovic, equity in the Company (the “Annual Bonus”), as determined by the Compensation Committee of the Board. The Annual Bonus for the Company’s 2025 fiscal year was prorated at 100% of the target. In addition, Ms. Vujinovic is eligible to receive an annual equity award during each year of the term of employment as approved by the Compensation Committee of the Board (the “Annual Awards”). Each Annual Award shall vest over three years, with one-third vesting on the first anniversary of the date of grant and the remaining two-thirds vesting in equal monthly installments commencing on the first year anniversary of the date of grant, provided that any such installment shall not vest, and will be forfeited, if on the vesting date therefor Ms. Vujinovic is not providing services to the Company as an employee, director or advisor. In the event Ms. Vujinovic is terminated without Cause (as defined), if Ms. Vujinovic signs a general release, the Company is obligated to pay Ms. Vujinovic severance equal to 50% of her then-current base salary during the six month period following such termination, a pro-rated annual bonus for the year in which Ms. Vujinovic’s employment is terminated, and six (6) months of COBRA premiums.

Cash Bonuses

On December 22, 2025, the Compensation Committee approved cash bonuses in the amount of $200,000, $175,000, $175,000, and $200,000 to Messrs. Cerminara, Roberson, Major, and Swets, respectively, and $125,000 to Ms. Vujinovic for contributions to the Company’s 2025 strategic initiatives.

On July 12, 2024, the compensation committee of the SGE board of directors approved cash bonuses in the amount of $40,000 to each of Mr. Roberson and Mr. Major for extra time and effort given by each of them in connection with the successful completion of the merger of the Company and SGE.

Share Bonuses

Effective January 3, 2024, the Company approved a grant of 14,000 RSUs to Mr. Cerminara, based upon 2023 performance, subject to vesting terms. On the date of the grant, the units had a fair market value of $458,500.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table shows the number of outstanding stock option awards that are held by our named executive officers as of December 31, 2025.

			Option awards
Name	Number of shares of common stock underlying unexercised options (#) exercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
D. Kyle Cerminara	400		–	$587.50	01/26/2028
	240		–	$361.25	06/06/2029
Mark D. Roberson	320		–	$281.25	12/04/2028
	240		–	$361.25	06/06/2029
	160		–	$200.00	10/09/2030
Todd R. Major	80		–	$200.00	10/09/2030
Larry Swets	1,040	(1)	–	$422.50	01/11/2031
Maja Vujinovic	–		–	–	–

(1) The option vests with respect to 20% of the total number of shares covered thereby on each of the first five anniversaries of the grant date, which was January 12, 2021, if Mr. Swets remains in the Company’s continuous service through each applicable vesting date, and the Company’s book value per share has increased by 15% from the previous year.

There were no outstanding RSU awards held by our named executive officers as of December 31, 2025.

Retirement Benefits

The Company sponsors a defined contribution 401(k) plan (the “FGH Plan”) for all eligible employees. Pursuant to the provisions of the FGH Plan, employees may defer up to 100% of their compensation. The Company will match 50% of the amount deferred up to 6% of their compensation.

The Company matches the contributions of certain of its employees to the Company’s 401(k) Plan. Matching contributions equal 100% of the first 3% of pay and 50% of the next 2% of pay to the extent such contributions are not in excess of the Internal Revenue Code limits on contributions to Section 401(k) plans. Under the 401(k) Plan, the Company may make additional matching contributions or other profit-sharing contributions at its discretion. There were no discretionary contributions in 2024 or 2025.

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

Potential Payments Upon Termination or Change in Control

The employment agreements with Mr. Roberson and Mr. Major provide for the following payments by the Company in connection with a termination of employment.

If Mr. Roberson’s employment is terminated by the Company without Cause (as defined in the amended and restated employment agreement), Mr. Roberson will be entitled to severance equal to one year of his base salary payable over a period of twelve months following the termination date in accordance with the Company’s regular payroll practices and, if Mr. Roberson timely and properly elects continuation health coverage pursuant to COBRA, the Company will pay Mr. Roberson’s COBRA premiums for a period of twelve months following the termination date.

If Mr. Major’s employment is terminated by the Company without Cause (as defined in the amended and restated employment agreement), Mr. Major will be entitled to severance equal to one year of his base salary payable over a period of twelve months following the termination date in accordance with the Company’s regular payroll practices and, if Mr. Major timely and properly elects continuation health coverage pursuant to COBRA, the Company will pay Mr. Major’s COBRA premiums for a period of twelve months following the termination date.

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

The employment agreement between the Company and Ms. Vujinovic provides for payments by the Company in connection with a termination of employment. In the event Ms. Vujinovic is terminated by the Company without cause (as defined), if Ms. Vujinovic signs a general release, the Company is obligated to pay Ms. Vujinovic severance equal to 50% of her then-current base salary during the six month period following such termination, a pro-rated annual bonus for the year in which Ms. Vujinovic’s employment is terminated, and six (6) months of COBRA premiums.

Equity Incentive Plans

As of December 31, 2025, the Company had equity grants outstanding under each of its 2021, 2018 and 2014 Plans. Each of the plans contain certain provisions concerning the vesting and termination of equity awards granted under the plans upon a termination of employment or upon a change in control. The Company’s award agreements entered into under each plan also contain provisions concerning the vesting and termination of the RSUs granted thereunder.

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

The terms of the program are as follows:

●	Annual Retainer to each Director	$50,000
●	Additional retainer for Chairman of the Board	$75,000
●	Additional retainer for Chairman of the Audit Committee	$15,000
●	Additional retainer for Chairman of the Compensation and Nominating Committees	$5,000
●	Each of the members of the Audit, Compensation, and Nominating Committees (excluding the Chairman of each of those committees)	$2,000
●	Annual grant of restricted stock units to each Director	$50,000
●	Each non-employee director will receive reimbursement of reasonable out-of-pocket expenses for attending board and committee meetings.

During 2025, the retainers for service on the Board of Directors were paid in shares of common stock.

The following table sets forth information with respect to compensation earned by each of our non-employee directors for the year ended December 31, 2025.

Non-Employee Director	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
D. Kyle Cerminara(3)	-	-	-
Rita Hayes	-	103,989	103,989
Richard E. Govignon, Jr.	-	104,989	104,989
Michael C. Mitchell	-	106,989	106,989
Robert J. Roschman	-	101,989	101,989
Ndamukong Suh	-	101,989	101,989
Jose Vargas(4)	-	-	-
Maja Vujinovic(5)	-	-	-
Scott D. Wollney	-	116,989	116,989

1.	For 2025, directors were paid their respective retainers in stock. Directors are reimbursed for travel and other reasonable out-of-pocket expenses related to their attendance at Board or committee meetings, or for other travel on behalf of the Company. These expenses have not been included in the table above.
2.	Each director received Stock Awards in lieu of cash to satisfy the retainer fees. Also includes the annual grant of RSUs with a value of $50,000, which were issued during 2026.
3.	Mr. Cerminara serves as both the Company’s Chief Executive Officer and the Chairman of the Board of the Directors. The compensation earned by Mr. Cerminara for his service as a board member is included in the Summary Compensation Table for our named executive officers.
4.	Mr. Vargas, who has served as a director effective August 4, 2025, did not receive any compensation for his service as a director as he concurrently serves as an employee of the Company.
5.	Ms. Vujinovic, who have served as a director effective August 4, 2025, did not receive any compensation for her service as a director as she concurrently serve as an employee of the Company. See “Executive Compensation” for details of Ms. Vujinovic’s compensation arrangements.

There were no restricted stock unit awards outstanding for our directors as of December 31, 2025. The annual restricted stock unit awards to directors for the 2025 calendar year were issued subsequent to December 31, 2025. Therefore, they were not outstanding as of December 31, 2025.

Practices for the Timing of Awards as They Relate to the Disclosure of Material Non-Public Information

We do not grant equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. In addition, we do not take material nonpublic information into account when determining the timing and terms of such awards. Although we do not have a formal policy with respect to the timing of our equity award grants, the Company has historically granted such awards on a predetermined annual schedule. In fiscal 2025, we did not grant new awards of stock options to our NEOs during the time period outlined in Item 402(x) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of April 1, 2026, by:

●	Each person (or group of affiliated persons) known by us to beneficially own more than 5% of our common stock;
●	Each of our directors and named executive officers; and
●	All of our current directors and executive officers as a group.

The number and percentages of shares beneficially owned are based on 6,530,207 common shares outstanding as of April 1, 2026. Information with respect to beneficial ownership has been furnished by each director, executive officer and beneficial owner of more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and requires that such persons have voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, shares of common stock underlying warrants, options held by each such person that are exercisable within 60 days of April 1, 2026 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise noted below, and subject to applicable community property laws, the persons named have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated below, the address for each beneficial owner is c/o FG Nexus Inc., 6408 Bannington Road, Charlotte, NC 28226.

	Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percentage of Shares
5% Beneficial Owners
Joseph H. Moglia	630,500	9.7%

Executive Officers and Directors
D. Kyle Cerminara, Chief Executive Officer, Chairman of the Board (2)	244,152	3.7%
Mark D. Roberson, Chief Financial Officer (3)	9,136	*
Todd R. Major, Chief Accounting Officer (4)	1,353	*
Michael C. Mitchell, Director (5)	4,225	*
Ndamukong Suh, Director (6)	3,375	*
Robert J. Roschman, Director (8)	4,057	*
Rita Hayes, Director (8)	3,248	*
Scott D. Wollney, Director (9)	3,339	*
Maja Vujunovic, CEO of Digital Assets and Director (10)	34,000	*
Jose Vargas, Head of Business Development and Director (11)	50,000	*
Richard E. Govignon, Jr., Director (12)	3,366	*
Current Executive Officers and Directors as a Group (11 individuals) (13)	360,251	5.4%

Less than 1% of common stock outstanding.

(1) Mr. Moglia may be deemed to beneficially own 630,500 shares of common stock. The 630,500 shares of common stock beneficially held by Mr. Moglia consist of: (a) 397,500 shares held by Moglia Capital LLC, a Delaware limited liability company for which Mr. Moglia serves as the managing member, (b) 203,000 shares of common stock held by Moglia Trust 1 for which Robert C. Weeks as the trustee, and (c) 30,000 shares of common stock held by Moglia Trust 2 for which Robert C. Weeks as the trustee. Mr. Moglia expressly disclaims beneficial ownership of the shares of common stock held by Moglia Trust 1 and Moglia Trust 2.

(2) Includes 92,336 shares of common stock directly owned by Mr. Cerminara, 60 shares held in Mr. Cerminara’s 401(k) plan, 123 shares held by Mr. Cerminara’s wife and children, 640 shares purchasable pursuant to stock options exercisable within 60 days of the Record Date, and 45,000 shares purchasable pursuant to warrants exercisable within 60 days of April 1, 2026. Also includes 105,993 shares of common stock beneficially owned by Fundamental Global GP, LLC (referred to herein as “FGGP”). Mr. Cerminara, as Chief Executive Officer, Co-Founder and Partner of FGGP, is deemed to have shared voting and dispositive power over the shares beneficially owned by FGGP. Mr. Cerminara disclaims beneficial ownership of the shares beneficially owned by FGGP.

(3) Includes 8,416 shares of common stock directly owned by Mr. Roberson and 720 shares purchasable pursuant to stock options exercisable within 60 days of April 1, 2026.

(4) Includes 1,273 shares of common stock directly owned by Mr. Major and 80 shares purchasable pursuant to stock options exercisable within 60 days of April 1, 2026.

(5) Includes shares of common stock directly owned by Mr. Mitchell.

(6) Includes shares of common stock directly owned by Mr. Suh.

(7) Includes shares of common stock directly owned by Mr. Roschman.

(8) Includes shares of common stock directly owned by Ms. Hayes.

(9) Includes shares of common stock directly owned by Mr. Wollney.

(10) Includes 34,000 shares of common stock potentially issuable upon the exercise of warrants within 60 days of April 1, 2026.

(11) Includes 16,000 shares of common stock and 34,000 shares of common stock potentially issuable upon the exercise of warrants within 60 days of April 1, 2026 owned by Galeb3 Inc., which is controlled by Mr. Vargas.

(12) Includes shares of common stock directly owned by Mr. Govignon.

(13) Includes 139,635 shares directly owned by all directors and executive officers as a group, 60 shares held in Mr. Cerminara’s 401(k) plan, 123 shares held by Mr. Cerminara’s wife and children, 1,440 shares purchasable pursuant to stock options exercisable within 60 days of April 1, 2026, 113,000 shares potentially issuable upon the exercise of warrants within 60 days of April 1, 2026, and 105,993 shares beneficially owned by FGGP.

Equity Compensation Plans

The following table sets forth, as of December 31, 2025, the number of shares of common stock underlying awards outstanding under the amended 2021 Plan and the 2018 Equity Incentive Plan (the “2018 Plan”), as well as the number of shares remaining available for issuance under the amended 2021 Plan. No more awards may be made under the 2018 Plan or the 2014 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,200	$-	1,994,978
Equity compensation plans not approved by security holders	-	-	-
Total	3,200	$-	1,994,978

1.	Includes 3,200 common shares to be issued upon vesting of stock options issued under our 2018 Plan.
2.	Represents shares available for future issuance under the 2021 Plan.

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

Below is a summary of our related party transactions between January 1, 2024 and April 1, 2026.

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

FGMP has invested in the founder shares and warrants of Aldel Financial Inc., FG Merger Corp, FG Acquisition Corp, Aldel Financial II Inc., FG Communities Inc. (“FGC”) and Craveworthy LLC (“Craveworthy”). Certain of our directors and officers are affiliated with these entities. The Company’s ownership interest in each of these entities was distributed to the CVR Trust in August 2025.

FG Communities

In October 2022, the Company directly invested $2.0 million into FGC. The Company also held an interest through its ownership in FGMP. As noted above, the Company’s ownership interest in FGC was distributed to the CVR Trust in August 2025. FGC is a self-managed real estate company focused on a growing portfolio of manufactured housing communities which are owned and operated by FGC. Mr. Cerminara is the President and a director of FGC.

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

Saltire

The Company owns real estate in Canada that it leases to a wholly-owned subsidiary of Saltire Holdings Ltd. (“Saltire”). Pursuant to the terms of the lease, the Company receives annual rental income of $0.4 million. Mr. Swets, the head of the Company’s merchant banking business, serves as the Executive Chair and is a member of the Board of Directors of Saltire. Mr. Cerminara, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors, and Richard Govignon, a member of the Company’s Board of Directors, serve as members of the Board of Directors of Saltire.

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

The Company paid $2.5 million and $1.8 million to FGM under the Shared Services Agreement during the year ended December 31, 2025 and December 31, 2024, respectively. Payments made during the year ended December 31, 2025 included reimbursement of $0.7 million of certain expenses incurred by FGM in connection with a non-recurring transaction.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BPM LLP

On December 10, 2025, upon the recommendation of the Audit Committee and upon the approval of the Board, the Company engaged BPM LLP (“BPM”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2025, effective on December 10, 2025.

During the fiscal years ended December 31, 2024 and 2023, and the subsequent interim period through the date of BPM’s engagement, neither the Company nor anyone acting on its behalf consulted BPM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements and neither a written report nor oral advice was provided to the Company by BPM that BPM concluded was an important factor considered by the Company in reaching a decision as to such accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Haskell & White LLP

On December 9, 2025, upon the recommendation of the Audit Committee and upon the approval of the Board, the Company accepted the resignation of Haskell & White LLP (“Haskell & White”) as the Company’s independent registered public accounting firm, effective immediately.

Haskell & White audited the consolidated financial statements of the Company for each of the fiscal years ended December 31, 2024 and 2023. The reports of Haskell & White on such consolidated financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years ended December 31, 2024 and 2023, and the subsequent interim periods through the date of resignation, there were (i) no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Haskell & White on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Haskell & White, would have caused them to make reference thereto in their report on the consolidated financial statements and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Auditor Fees

Our Audit Committee requires that management obtain the prior approval of the Audit Committee for all audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. Fees for all services provided by Haskell & White for the year ended December 31, 2024 and BDO for the year ended December 31, 2023 were pre-approved by the Audit Committee.

The following table sets forth the aggregate fees for professional services rendered by BPM and Haskell & White for the year ended December 31, 2025 and by Haskell & White for the year ended December 31, 2024:

	Year ended December 31,
	2025	2024
Audit fees(1)	$602,700	$528,000
Audit-related fees(2)	121,500	28,900
Tax fees	—	—
All other fees	—	—
Total	$724,200	$556,900

1.	Includes professional fees billed for the audits of our annual financial statements and the review of our interim condensed financial statements, including the reimbursement of expenses incurred related to our audit. Also includes professional services normally provided in connection with statutory and regulatory filings or engagements. Audit fees for the year ended December 31, 2025 includes $164,000 for services rendered by Haskell and White related to reviews of our interim condensed consolidated financial statements and $438,700 for services rendered by BPM related to the audit of our annual financial statements.
2.	Includes fees for services that generally only the independent registered public accounting firm can be reasonably expected to provide, including consents, and review of registration statements filed with the SEC. All audit-related fees for the year ended December 31, 2025 relate to services rendered by Haskell & White.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Index

Exhibit No.	Description
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

FG NEXUS INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FG NEXUS INC.

Date:April 17, 2026	By:	/s/ Mark D. Roberson
	Name:	Mark D. Roberson
	Title:	Chief Financial Officer (Principal Financial Officer)

