Form 10-Q
period 2026-03-31
FG Nexus Inc.
filed 2026-05-07
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock as of May 6, 2026 was 6,261,082.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FG Nexus Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025(1)
	(Unaudited)
ASSETS
Cash and cash equivalents	$14,141	$13,395
ETH digital assets	43,455	119,384
Digital intangible assets, at cost less impairment	17,233	-
Equity holdings	17,148	14,670
Property, plant and equipment, net	2,098	2,208
Assets of discontinued operations	-	13,883
Other assets	1,606	304
Total assets	$95,681	$163,844

LIABILITIES
Accounts payable and accrued expenses	$2,716	$5,338
Short-term debt, net of issuance costs	1,863	1,923
Deferred income taxes, net	351	365
Liabilities of discontinued operations	-	9,427
Other liabilities	-	3,300
Total liabilities	4,930	20,353

Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par and liquidation value, 10,000,000,000 shares authorized, 677,160 shares issued and outstanding as of March 31, 2026 and 888,884 shares issued and outstanding as of December 31, 2025	16,929	22,223
Common stock, $0.001 par value; 180,000,000,000 shares authorized, 8,705,053 issued and 6,530,207 outstanding as of March 31, 2026 and 8,698,994 issued and 7,080,747 outstanding as of December 31, 2025 (2)	70	70
Treasury stock (2,174,846 and 1,618,248 shares at cost as of March 31, 2026 and December 31, 2025, respectively)	(34,880)	(26,133)
Additional paid-in capital	216,799	216,682
Accumulated deficit	(107,739)	(68,743)
Accumulated other comprehensive loss	(428)	(608)
Total stockholders’ equity	90,751	143,491
Total liabilities and stockholders’ equity	$95,681	$163,844

(1)	Derived from the audited consolidated balance sheet.
(2)	Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 5 reverse stock split that became effective on February 13, 2026.

See accompanying notes to condensed consolidated financial statements.

FG Nexus Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Rental income	$104	$110
Merchant banking advisory fees	128	128
Total revenue	232	238

Expenses:
General and administrative expenses	(3,680)	(2,337)
Stock-based compensation	(117)	(175)
Realized loss on digital assets	(18,664)	-
Unrealized loss on measurement of fair value of ETH digital assets	(17,995)	-
Loss from operations	(40,224)	(2,274)
Other income (expense):
Interest income (expense), net	44	(4)
Gain (loss) on equity holdings	32	(6,419)
Loss on financial instruments	(98)	-
Foreign currency transaction loss	(26)	-
Total other expense, net	(48)	(6,423)
Loss from continuing operations before income taxes	(40,272)	(8,697)
Income tax benefit	9	68
Net loss from continuing operations	(40,263)	(8,629)
Net income (loss) from discontinued operations (Note 5)	1,625	(1,126)
Net loss	(38,638)	(9,755)
Discount on repurchase of Series A Preferred Shares	12	-
Dividends declared on Series A Preferred Shares	(370)	(447)
Net loss attributable to common shareholders	$(38,996)	$(10,202)

Basic and diluted net (loss) income per common share:
Continuing operations	$(6.13)	$(35.73)
Discontinued operations	0.25	(4.44)
Total	$(5.88)	$(40.17)

Weighted average common shares outstanding:
Basic and diluted (1)	6,632	254

(1)	Information pertaining to the number of shares outstanding and per share data gives retroactive effect to a 1 for 5 reverse stock split that became effective on February 13, 2026.

See accompanying notes to condensed consolidated financial statements.

FG Nexus Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Net loss	$(38,638)	$(9,755)
Adjustment to postretirement benefit obligation	-	(29)
Unrealized currency translation gain (loss) of equity method holdings	163	(59)
Currency translation adjustment	17	71
Total other comprehensive income (loss)	180	(17)
Comprehensive loss	$(38,458)	$(9,772)

See accompanying notes to condensed consolidated financial statements.

FG Nexus Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Shares Outstanding (1)	Amount	Treasury Stock	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity

Balance at December 31, 2025	889	$22,223	7,081	$70	$(26,133)	$216,682	$(68,743)	$(608)	$143,491
Net loss	-	-	-	-	-	-	(38,638)	-	(38,638)
Repurchase of Series A Preferred Shares	(212)	(5,294)	-	-	-	-	12	-	(5,282)
Repurchase of common stock	-	-	(557)	-	(8,747)	-	-	-	(8,747)
Vesting of restricted stock	-	-	6	-	-	-	-	-	-
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	-	(370)	-	(370)
Net other comprehensive income	-	-	-	-	-	-	-	180	180
Stock-based compensation	-	-	-	-	-	117	-	-	117
Balance at March 31, 2026	677	$16,929	6,530	$70	$(34,880)	$216,799	$(107,739)	$(428)	$90,751

	Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Shares Outstanding (1)	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity

Balance at December 31, 2024	895	$22,365	254	$29	$50,924	$(229)	$1,108	$74,197
Net loss	-	-	-	-	-	(9,755)	-	(9,755)
Vesting of restricted stock	-	-	1	-	-	-	-	-
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(447)	-	(447)
Net other comprehensive loss	-	-	-	-	-	-	(17)	(17)
Stock-based compensation	-	-	-	-	175	-	-	175
Balance at March 31, 2025	895	$22,365	255	$29	$51,099	$(10,431)	$1,091	$64,153

(1)	Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 5 reverse stock split that became effective on February 13, 2026.

See accompanying notes to condensed consolidated financial statements.

FG Nexus Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss from continuing operations	$(40,263)	$(8,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Net unrealized holding loss on equity holdings	-	1,472
(Gain) loss from equity method holdings	(32)	5,765
Net realized gain on sale of equity holdings	-	(770)
Realized loss on digital assets	18,664	-
Unrealized loss on measurement of fair value of ETH digital assets	17,995	-
Depreciation and amortization	74	78
Deferred income taxes	-	(151)
Stock compensation expense	117	175
Changes in operating assets and liabilities:
Other assets	(201)	124
Current income taxes	(1,022)	83
Accounts payable and accrued expenses	(1,561)	(521)
Net cash used in operating activities from continuing operations	(6,229)	(2,374)
Net cash used in operating activities from discontinued operations	-	(549)
Net cash used in operating activities	(6,229)	(2,923)

Cash flows from investing activities:
Proceeds from sales of equity securities	-	1,810
Proceeds from sales of ETH digital assets	22,010	-
Purchases of equity securities	(500)	(277)
Collection of note receivable	150	-
Net cash provided by investing activities from continuing operations	21,660	1,533
Net cash used in investing activities from discontinued operations	(250)	(14)
Net cash provided by investing activities	21,410	1,519

Cash flows from financing activities:
Payment of dividends on preferred shares	(370)	(447)
Net repayments on credit facility	-	(27)
Purchases of common shares	(8,747)	-
Purchases of Series A preferred shares	(5,282)	-
Principal payments on short-term debt	(28)	(104)
Net cash used in financing activities from continuing operations	(14,427)	(578)
Net cash used in financing activities from discontinued operations	-	(142)
Net cash used in financing activities	(14,427)	(720)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	(8)	(1)
Net increase (decrease) in cash and cash equivalents from continuing operations	996	(1,420)
Net decrease in cash and cash equivalents from discontinued operations	(250)	(705)
Net increase (decrease) in cash and cash equivalents	746	(2,125)

Cash and cash equivalents at beginning of period	13,395	6,562
Cash and cash equivalents at end of period	$14,141	$4,437
Supplemental disclosure of non-cash investing and financing activities:
Deposits of digital assets (ETH) for liquid staking activities	$17,436	$-
Receipt of digital assets (wstETH) for liquid staking activities	$(17,233)	$-

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

In April 2026, the Company announced that its Board of Directors (the “Board”) was reviewing potential strategic alternatives to enhance long-term stockholder value and further the Company’s strategic objectives. As part of this review, the Board discussed a potential business combination transaction with FG Communities, Inc. (“FG Communities”) (the “Potential Transaction”) to advance its strategy to become a leader in the tokenization of real-world assets. The Board has established a special committee composed solely of independent directors (the “Special Committee”) to evaluate the Potential Transaction or other strategic alternatives. The Special Committee has retained an independent financial advisor to provide a fairness opinion for the Potential Transaction and to assist in the Board’s evaluation and negotiation of the Potential Transaction.

The Company believes this strategy would better align its digital asset platform with a durable, income-producing real estate business that addresses critical housing needs. If the Potential Transaction is completed, the Company expects it would have a material impact on the Company’s future business operations, risks and opportunities, as well as the Company’s overall financial position, results of operations, segment and other financial reporting in future periods. The Board’s discussions with respect to the Potential Transaction are preliminary in nature and no decisions or agreements have been reached. There can be no assurance that the Potential Transaction will be pursued or consummated.

Business Segments

The Company currently has two primary operating segments, digital assets and merchant banking.

Digital Assets and Real World Asset Tokenization

Following the private placement in July 2025, the Company transitioned its operations to focus primarily on the tokenization of real-world assets supported by a digital asset treasury model with ETH currently as our initial primary treasury asset. Ethereum is the foundation of digital finance and settlement layer for the majority of stablecoins, Decentralized Finance (DeFi), and tokenized assets. ETH is the native token of the Ethereum network, which we purchased ETH as our initial treasury asset.

The Company’s treasury strategy is focused on commercializing and expanding the tokenization of real-world assets, potentially including affordable housing, reinsurance, real estate and other asset classes. The Company’s digital asset portfolio is comprised of a combination of ETH and wrapped staked ETH (“wstETH”). All of the Company’s digital assets are held in custodial accounts.

The Company utilizes third-party custodians, including Anchorage Digital Bank N.A (“Anchorage”) and BitGo Trust Company, Inc. (“BitGo”) as well as third-party treasury management services including Galaxy Digital Capital Management LP (“Galaxy Digital”) to facilitate its treasury strategies.

Merchant Banking

The Company manages its merchant banking and asset management activities through FG Management Solutions LLC (“FGMS”), which provides strategic, administrative, and regulatory support services to newly formed SPACs (our “SPAC Platform”). Additionally, the Company co-founded a partnership, FG Merchant Partners, LP (“FGMP”), to participate as a co-sponsor for newly formed SPACs and other merchant banking clients.

The Company’s merchant banking group provides advisory services, facilitates capital formation and allocates capital to equity holdings. In our SPAC Platform, this also includes launching, sponsoring and providing strategic, administrative, and regulatory support services to newly formed SPACs. Our merchant banking division has facilitated the launch of several new companies, including FG Communities, Inc. (“FGC”), a self-managed real estate company focused on a growing portfolio of manufactured housing communities that are owned and operated by FGC, and Craveworthy LLC (“Craveworthy”), an innovative fast casual restaurant platform company. Saltire Holdings Ltd. (“Saltire”), a Canadian public company that allocates capital to equity, debt and/or hybrid securities of high-quality private companies, among others.

Other

The Company owns real estate in Quebec, Canada that is leased pursuant to a long-term operating lease.

Discontinued Operations

The Company previously reported managed services and reinsurance as operating segments, both of which were reclassified to discontinued operations during 2025. Discontinued operations are more fully described in Note 4.

Recent Developments and Transactions

Reverse Stock Split

On January 21, 2026, our Board of Directors approved a reverse stock split of the authorized, issued and outstanding shares of our common stock, par value $0.001 per share (the “Common Stock”) at a ratio of one (1)-for-five (5) (the “Reverse Stock Split”). The Reverse Stock Split became effective on February 13, 2026 (the “Effective Date”), at 9:30 a.m., Eastern Time, and our common shares began trading on a split-adjusted basis at the commencement of trading on the same day. No fractional shares were issued in connection with the Reverse Stock Split, rather stockholders who would have otherwise received fractional shares received cash payments in lieu of such fractional shares. After the Reverse Stock Split, we had 6,555,124 shares of Common Stock outstanding. All equity awards outstanding immediately prior to the Reverse Stock Split were adjusted to reflect the Reverse Stock Split. As a result of the Reverse Stock Split, all references to Common Stock in this Annual Report on Form 10-Q (this “Form 10-Q”) have been adjusted to reflect the Reverse Stock Split.

Agreement to Sell Reinsurance Business

In October 2025, the Company entered into an agreement to sell the remaining portion of its reinsurance business. Pursuant to the agreements, the Company received (1) the release of $3.3 million of collateral that the Company had posted in connection with certain reinsurance contracts; (2) the payment of $1.0 million in cash; and (3) a 40% equity interest in the entity purchasing the reinsurance business. Additionally, pursuant to the agreements, the Company agreed to leave $1.3 million dollars in cash in the reinsurance business in exchange for a promissory note in the amount of $1.3 million that accrues interest at a rate of 6% per annum with all principal and accrued interest due and payable on January 1, 2028. The sale transaction closed in early 2026. See Note 4 for additional details.

Letter of Intent to Sell Quebec Real Estate

In October 2025, the Company signed a non-binding letter of intent to sell its Quebec property for $15.0 million CAD, or approximately $11.0 million USD. Following repayment of the existing installment loan, the transaction is expected to generate approximately $8.0-$9.0 million USD in net pretax proceeds. The letter of intent does not constitute a binding agreement, and there can be no assurance that a definitive sale agreement will be reached or that the transaction will be completed. The transaction, if completed, is expected to close during the second quarter of 2026, subject to the execution of definitive agreements, completion of due diligence, and satisfaction of customary closing conditions.

Asset Transfer and CVR Trust

In August 2025, the Company transferred a significant portion of its legacy assets (the “Asset Transfer”) to a trust (the “CVR Trust”) established in connection with the creation of contingent value rights (“CVRs”) for the benefit of the Company’s stockholders as of August 8, 2025. The CVRs represent the contractual right to receive a pro rata portion of the net proceeds received by the CVR Trust upon the future disposition, if any, of the assets transferred to the CVR Trust by the Company.

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

The condensed consolidated financial statements included in this report are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by accounting principles generally accepted in the United States of America (also referred to as “GAAP”) for annual reporting purposes or those made in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

In addition, the current and historical financial results of managed services and reinsurance are presented as discontinued operations and are excluded from results from continuing operations in the accompanying condensed consolidated financial statements.

The condensed consolidated balance sheet as of December 31, 2025, was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary to present a fair statement of the financial position and the results of operations and cash flows for the respective interim periods. Certain prior period balances have been reclassified to conform to current period presentation. The results for interim periods are not necessarily indicative of trends or results expected for a full year.

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

The determination of whether a legal entity is consolidated under either model is reassessed where there is a substantive change in the governing documents or contractual arrangements of the entity, to the capital structure of the entity or in the activities of the entity. Management continuously reassesses whether it should consolidate under either model. There have been no changes to the legal entities that are consolidated during the three months ended March 31, 2026. The Company does not have any non-consolidated VIEs as of March 31, 2026.

Digital Assets

The Company’s digital assets as of March 31, 2026 is comprised of ETH and wrapped staked ETH (“wstETH”). ETH and wstETH are presented separately on the condensed consolidated balance sheets under the captions “ETH digital assets ” and “Digital intangible assets, at cost less impairment” respectively. The Company has ownership of and control over its digital assets which are held through custodial arrangements with qualified third-party custodians. These custodians provide secure storage and safeguarding of the Company’s digital assets, including both ETH and wstETH.

ETH Digital Assets

The Company’s ETH digital assets fall within the scope of Accounting Standards Codification (“ASC”) 350-60, Intangible – Goodwill and Other – Crypto Assets. The Company has elected to measure its ETH digital assets at fair value, with changes in fair value recognized in earnings.

As of March 31, 2026, the Company held $43.5 million of ETH, which are held at fair value. In determining the fair value of the ETH in accordance with ASC 820, Fair Value Measurement, the Company utilizes Coinbase as the principal market. The activity from remeasurement of ETH at fair value is reflected in the condensed consolidated statements of operations within Unrealized measurement of fair value of ETH digital assets. The Company uses a first-in, first-out methodology to assign costs to digital assets for purposes of the digital assets held and realized gains and losses. Sales and purchases of digital assets are reflected as cash flows from investing activities in the condensed consolidated statements of cash flows.

Digital Intangible Assets, at Cost Less Impairment

Digital intangible assets, at cost less impairment are recognized at fair value on the date received, which becomes their cost basis. Digital intangible assets, at cost less impairment, such as wstETH, do not fall in the scope of ASC 350-60 for subsequent measurement. wstETH represents a receipt token, which in general and by design, grants the holder an enforceable right to redeem ETH for which it was exchanged. Therefore, it fails the ‘other goods and services criterion’ in ASC 350-60-15-1(b) and is outside the scope of ASC 350-60. Digital intangible assets, at cost less impairment are therefore subsequently measured at cost, net of any impairment losses incurred since acquisition, in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill.

The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices in the Company’s principal market, indicate that it is more likely than not that any of the assets are impaired. The quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined as its principal market, are used in the analysis. In determining if an impairment has occurred, the Company considers the lowest price of one wstETH quoted on the Coinbase exchange, at any time since acquiring the specific wstETH held by the Company. If the carrying value of a wstETH exceeds that lowest intraday price, an impairment loss has occurred with respect to that wstETH in the amount equal to the difference between its carrying value and such lowest price. Impairment losses are recognized in the period in which the impairment occurs and are reflected within Impairment of digital assets in the Company’s condensed consolidated statements of operations. The impaired digital assets are written down to their fair value at the time of impairment and this becomes the new cost basis for those assets. The cost basis of wstETH will not be adjusted upward for any subsequent increase in fair value.

Staking

Native Staking

Beginning in the third quarter of 2025, the Company used the proceeds from its capital raising activities to acquire and deploy ETH in native staking activities. The Company has entered into separate contractual agreements with various third-party entities to facilitate its ETH staking activities. The Company commenced native staking in August of 2025, which continued through December 2025. The Company did not engage in native staking activities during the quarter ended March 31, 2026.

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

Liquid Staking

The Company also participates in liquid staking through a liquid staking protocol. One key difference and intended benefit of liquid staking versus native staking is that it allows the Company to earn staking rewards, like native staking, but provides liquidity and the ability to enter into other transactions through the use of receipt token. Instead of directly locking ETH into Ethereum’s staking deposit contract, the Company deposits ETH through its custodian into the liquid staking protocol’s smart contract. The liquid staking protocol then controls the ETH for deposit into the Ethereum’s staking deposit contract and further delegation to its chosen validators. In exchange for staking its ETH, the Company receives wstETH, a freely transferable ERC-20 liquid staking receipt token, which enables participation in decentralized finance (DeFi) and other crypto markets while the underlying ETH remains staked on Ethereum. Upon staking ETH through the liquid staking protocol, the ETH is derecognized because the liquid staking protocol obtains the ability to deploy and direct its use, and the wstETH token received concurrently is then recognized. Any gain or loss on the derecognition of ETH and the recognition of the wstETH is recognized in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) based on the difference between the carrying amount of the ETH staked and the fair value of the wstETH received; and included in Realized loss on digital assets in the Company’s condensed consolidated statements of operations.

The liquid staking protocol uses a floating conversion rate, or protocol conversion rate, between the receipt token and staked tokens, reflecting the value of accrued network rewards, penalties, and fees associated with the staked ETH. The conversion rate between wstETH and ETH increases over time as staking rewards accrue to the protocol; no new wstETH are received. Staking rewards in the form of ETH are only received upon redemption of wstETH.

Since wstETH is accounted for under ASC 350-30, increases in wstETH fair value while the Company remains staked with the liquid staking protocols, are not recognized. There is no ongoing performance obligation following the staking of ETH through the liquid staking protocol. Additionally, wstETH is a non-rebasing token, meaning its quantity remains fixed over time. Staking rewards are not continuously reflected in token balances but are instead realized separately. Staking rewards are therefore recognized only when the wstETH is redeemed, measured at the fair value of ETH at contract inception, which is when the ETH were staked. The Company did not redeem any of it wstETH during the three months ended March 31, 2026. Accordingly, the Company did not recognize any revenue from staking rewards on its wstETH during the three months ended March 31, 2026.

Derivatives – Option Contracts

During the quarter ended March 31, 2026, the Company began entering into ETH-denominated option contracts, primarily through the sale of put and call options, as part of its digital asset treasury strategy. These contracts meet the definition of derivative instruments under ASC 815, Derivatives and Hedging. The Company does not designate any derivative instruments as hedging instruments for accounting purposes.

Upon execution of an option contract, premiums received are recorded as a derivative liability on the condensed consolidated balance sheet. Derivative assets and liabilities are subsequently measured at fair value at each reporting date, with changes in fair value recognized in earnings. If an option is exercised, the derivative liability is derecognized upon settlement. If an option expires unexercised, the related derivative liability is derecognized, with the resulting premium recorded in income.

Gains and losses related to ETH option contracts, including the effects of fair value remeasurement and settlements, are recorded within Loss on financial instruments on the condensed consolidated statements of operations.

The fair value of ETH option contracts is determined using observable market inputs where available, including quoted prices for similar instruments, ETH spot prices, implied volatility, time to expiration, and counterparty credit considerations. These inputs are classified within Level 2 of the fair value hierarchy.

As of March 31, 2026, the Company did not have any outstanding ETH option contracts. For the three months ended March 31, 2026, the Company recognized a net realized loss of $0.1 million attributable to options trades. The Company had no derivative trading during the three months ended March 31, 2025.

Holdings in Equity Securities

Prior to the distribution of assets to the CVR Trust, the Company’s equity and other holdings consisted, in part, of equity holdings made in privately held companies accounted for under the equity method. The Company utilizes the equity method to account for holdings when it possess the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the holder possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate that the ability to exercise significant influence is restricted. The Company applies the equity method to holdings in common stock and to other holdings when such other holdings possess substantially identical subordinated interests to common stock.

In applying the equity method, the Company records the holding at cost and subsequently increases or decreases the carrying amount of the holding by our proportionate share of the net earnings or losses and other comprehensive income of the investee. The Company records dividends or other equity distributions as reductions in the carrying value of the holding. Should net losses of the investee reduce the carrying amount of the holding to zero, additional net losses may be recorded if other holdings in the investee are at-risk, even if the Company has not committed to provide financial support to the investee. Such additional equity method losses, if any, are based upon the change in our claim on the investee’s book value.

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

In addition to holdings accounted for under the equity method of accounting, other holdings also consist of equity we have purchased a corporation for which there does not exist a readily determinable fair value. The Company accounts for these holdings at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar holdings by the same issuer. When the Company observes an orderly transaction of an investee’s identical or similar equity securities, the Company adjusts the carrying value based on the observable price as of the transaction date. Once the Company records such an adjustment, the holding is considered an asset measured at fair value on a nonrecurring basis. Any profit distributions the Company receives on these holdings are included in net holdings income.

See Note 5 for additional information regarding the Company’s equity holdings.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of March 31, 2026 or December 31, 2025.

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

The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of March 31, 2026, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

As of March 31, 2026, the Company’s digital assets were comprised of ETH and wstETH. The fair value of the Company’s digital asset holdings is subject to significant volatility. Adverse movements in ETH and wstETH prices could result in mark to market adjustments or impairments under applicable accounting policies and materially affect the Company’s results of operations and stockholders’ equity. The Company’s digital assets are held with qualified custodians. Concentration with any custodian increases the impact of a counterparty failure or operational disruption. Management evaluates the financial condition, controls, and insurance arrangements of key providers and monitors concentration exposures.

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of March 31, 2026.

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

Income (Loss) Per Common Share

Basic income (loss) per common share is computed using the weighted average number of shares outstanding during the respective period.

Diluted income (loss) per common share assumes conversion of all potentially dilutive outstanding stock options, restricted stock units, warrants or other convertible financial instruments. Potential common shares outstanding are excluded from the calculation of diluted income (loss) per share if their effect is anti-dilutive.

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

Note 3. Digital Assets and Fair Value Disclosures

ETH Digital Assets

The following table sets forth the units held, cost basis, and fair value of ETH digital assets held, as shown on the condensed consolidated balance sheet as of March 31, 2026 ($ in thousands):

	Units	Cost Basis	Fair Value
ETH	20,637	$85,994	$43,455
Total	20,637	$85,994	$43,455

Cost basis is equal to the cost of the ETH digital assets net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted ETH prices within the Company’s principal market at the time of measurement (5:00pm Eastern Time).

The following table represents a reconciliation of ETH digital assets held (in thousands):

Fair value, December 31, 2025	$119,384
Sales	(22,010)
Deposits of ETH into liquid staking activities	(17,436)
Realized loss	(18,488)
Unrealized loss on measurement of fair value	(17,995)
Fair value, March 31, 2026	$43,455

During the three months ended March 31, 2026, the Company sold 10,050 ETH, which generated proceeds of approximately $22.0 million. Also during the three months ended March 31, 2026, the Company converted 9,395 ETH to staked ETH (“stETH”), which was subsequently converted to wstETH.

Digital Assets at Cost

The following table sets forth the tokens, cost basis, and carrying amount of digital assets held at cost, for wstETH specific activity, as shown on the condensed consolidated balance sheet as of March 31, 2026 ($ in thousands):

	Tokens	Cost Basis	Carrying Value
wstETH	7,659	$17,233	$17,233
Total	7,659	$17,233	$17,233

The following table represents a reconciliation of digital assets held at cost, for wstETH specific activity (in thousands):

Carrying value, December 31, 2025	$-
Receipt of wstETH upon conversion of stETH	17,233
Carrying value, March 31, 2026	$17,233

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

The Company applies ASC 820 in the valuation of ETH held by the Company for financial statement purposes. The fair value of ETH uses Level 1 inputs to reflect the price that would be received for ETH in a current sale, which assumes an orderly transaction between market participants on the measurement date in the Company’s principal market, or in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Company determines its principal market (or in the absence of a principal market, the most advantageous market) on a periodic basis to determine which market is its principal market for the purpose of calculating fair value for the creation of quarterly and annual financial statements. Issuer-specific events, market trends, bid/ask quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of the digital asset’s fair value.

Financial instruments measured, on a recurring basis, at fair value in accordance with the guidance promulgated by the FASB as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

As of March 31, 2026	Level 1	Level 2	Level 3	Total
ETH digital assets	$43,455	$–	$–	$43,455
	$43,455	$–	$–	$43,455

As of December 31, 2025	Level 1	Level 2	Level 3	Total
ETH digital assets	$119,384	$–	$–	$119,384
	$119,384	$–	$–	$119,384

Digital intangible assets, at cost are measured at fair value on a nonrecurring basis. The carrying values for the wstETH digital assets carried at the lower of cost or impaired value was $17.2 million and $0 as of March 31, 2026 and December 31, 2025, respectively. For purposes of fair value disclosures and impairment testing, wrapped digital assets, such as wstETH, are classified within Level 2 of the fair value hierarchy, as the valuation is based on observable inputs other than quoted prices for identical assets in active markets.

Note 4. Discontinued Operations

Reinsurance

The Company’s former wholly owned reinsurance subsidiary, FG Reinsurance Ltd (“FGRe”), a Cayman Islands limited liability company, provides specialty property and casualty reinsurance. During the fourth quarter of 2024, the Board approved a plan to evaluate the potential sale of the Company’s reinsurance business. As a result, management evaluated the classification of its reinsurance business as a discontinued operation as of December 31, 2024 and determined the reinsurance business is a component of an entity and represented a discontinued operation. Accordingly, the reinsurance business has been included as part of discontinued operations for all periods presented.

On March 14, 2025, the Company entered into an agreement for the sale of the entire issued share capital of FG RE Corporate Member Limited and for the planned commutation of its Lloyds of London reinsurance treaties UHA 251 22, B1868HT2300259, and B1868HT2400259. The transaction closed during the second quarter of 2025, and the Company received consideration of $5.6 million.

In October 2025, the Company entered into an agreement to sell the remaining portion of its reinsurance business, which closed during the first quarter of 2026. Pursuant to the agreements, the Company received (1) the release of $3.3 million of collateral that the Company had posted in connection with certain reinsurance contracts; (2) the payment of $1.0 million in cash; and (3) a 40% equity interest in Devondale Holdings, LLC (“Devondale”), the entity purchasing the reinsurance business. Additionally, pursuant to the agreements, the Company agreed to leave $1.3 million dollars in cash in the reinsurance business in exchange for a promissory note in the amount of $1.3 million that accrues interest at a rate of 6% per annum with all principal and accrued interest due and payable on January 1, 2028.

During the first quarter of 2026, the Company recorded a $1.6 million gain on the sale of the remaining portion of its reinsurance business, which has been included in the Income from discontinued operations line item on the condensed consolidated statement of operations.

Strong Technical Services, Inc.

On August 8, 2025, the Company transferred its ownership of Strong Technical Services, Inc. (its managed services operating segment) to the CVR Trust, as described above. Management evaluated the classification Strong Technical Services as a discontinued operation and determined it is a component of an entity and represented a discontinued operation. Accordingly, the managed services segment is included as part of discontinued operations in the accompanying consolidated financial statements.

The major line items constituting the net loss from discontinued operations during the three months ended March 31, 2025 are as follows (in thousands):

	Three Months March 31, 2025
	Managed Services	Reinsurance	Total
Net product and services revenue	$6,573	$-	$6,573
Net premiums earned	-	6,974	6,974
Total revenue	6,573	6,974	13,547
Cost of products and services revenues	(5,717)	-	(5,717)
Net losses and loss adjustment expenses	-	(3,638)	(3,638)
Amortization of deferred policy acquisition costs	-	(1,957)	(1,957)
Selling and administrative expenses	(1,013)	(880)	(1,893)
Impairment of assets	-	(1,478)	(1,478)
Total expenses	(6,730)	(7,953)	(14,683)
Loss from operations	(157)	(979)	(1,136)
Other (expense) income	(11)	21	10
Loss from discontinued operations before taxes	(168)	(958)	(1,126)
Income tax expense	-	-	-
Net loss from discontinued operations	$(168)	$(958)	$(1,126)

Note 5. Equity Holdings

As of March 31, 2026 and December 31, 2025, the Company’s equity holdings consisted of the following ($ in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Holdings
Saltire Capital Ltd.	$14,865	23.8%	$14,670	23.8%
Devondale Holdings LLC	1,783	40.0%	-

Cost Method Holding
USFM Corporation	500		-
Total	$17,148		$14,670

Loss on equity holdings for the three months ended March 31, 2026 and March 31, 2025 were as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Realized gain on common stock holdings	$-	$770
Unrealized loss in value on common stock holdings	-	(1,472)
Gain (loss) on equity method holdings	32	(5,765)
Other	-	48
Net gain (loss) on equity holdings and other holdings	$32	$(6,419)

During the three months ended March 31, 2026, the Company recorded an equity method gain on the shares of Saltire of $32 thousand. During the three months ended March 31, 2025, the Company recorded an equity method loss on the shares of Saltire of $1.5 million. The remainder of the net loss on equity holdings and other holdings for the three months ended March 31, 2025 related to holdings distributed to the CVR Trust in August 2025.

Equity Method Holdings

Saltire

As of March 31, 2026, the Company held approximately 23.8% of the outstanding common shares of Saltire. Based on quoted market prices, the market value of the Company’s ownership in common shares of Saltire was $6.9 million at March 31, 2026.

Devondale Holdings LLC

As discussed in Note 4, the Company entered into an agreement for the sale of its reinsurance business to Devondale. As a result of the transaction, the Company received a 40% equity interest in Devondale.

Cost Method Holding without Readily Determinable Fair Value

In addition to our equity method holdings, other holdings which do not have a readily determinable fair value are accounted for at their cost, subject to any adjustment from time to time due to impairment or observable price changes in orderly transactions. When the Company observes an orderly transaction of an investee’s identical or similar equity securities, the Company adjusts the carrying value based on the observable price as of the transaction date. Any profit distributions the Company receives on these holdings are included in Gain (loss) on equity holdings.

During the quarter ended March 31, 2026, the Company entered into a subscription agreement with USFM Corporation (“USFM”) pursuant to which the Company purchased 7,500 common shares of USFM at a total cost of $0.5 million. USFM, a private entity, is a mineral exploration company. Management is not aware of any issuances of identical or similar equities after the Company’s purchase of USFM’s common stock and through March 31, 2026.

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

The Company did not record an impairment on its holdings during the three months ended March 31, 2026.

Note 6. Property, Plant and Equipment

Property, plant and equipment primarily consists of the Company’s real estate and is presented net of accumulated depreciation for a net book value of $2.1 million and $2.2 million as of March 31 2026 and December 31, 2025, respectively. Depreciation expense from continuing operations was $0.1 million for each of the three months ended March 31, 2026 and 2025.

In October 2025, the Company signed a non-binding letter of intent to sell its Quebec property for $15.0 million CAD, or approximately $11.0 million USD. Following repayment of the installment note, the transaction is expected to generate approximately $8.0-$9.0 million USD in net pretax proceeds. The letter of intent does not constitute a binding agreement, and there can be no assurance that a definitive sale agreement will be reached or that the transaction will be completed. The transaction, if completed, is expected to close during the first half of 2026, subject to the execution of definitive agreements, completion of due diligence, and satisfaction of customary closing conditions.

Note 7. Income Taxes

For the three months ended March 31, 2026, the Company recorded a consolidated income tax benefit of approximately $7 thousand, primarily related to Canadian income tax. No U.S. federal or state current income tax expense was recorded, and no U.S. deferred tax benefit was recognized because the Company maintains a full valuation allowance against its U.S. deferred tax assets. Under the interim tax provision methodology, tax effects related to ordinary operations are reflected through the estimated annual effective tax rate, while the tax effects of discrete items are recognized in the period in which they occur. During the three months ended March 31, 2026, the Company’s ordinary items and its discrete items, including the sale of its reinsurance business and the sale of digital assets, each resulted in taxable losses; accordingly, no current tax provision was required. In addition, although these losses would otherwise give rise to deferred tax assets, no deferred tax benefit or expense was recognized because such tax attributes remain fully offset by a valuation allowance.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of March 31, 2026 and December 31, 2025.

A provision of Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was the implementation of the Global Intangible-Low Taxed Income Tax (“GILTI”). The Company has elected to account for the impact of GILTI in the period in which the tax actually applies to the Company. U.S. GAAP does not prescribe a single required approach for GILTI under ASC Topic 740; entities may either recognize deferred taxes for temporary differences expected to reverse as GILTI or treat GILTI as a period cost. During the three months ended March 31, 2026 and March 31, 2025, the Company was in a GILTI tested loss position.

The Tax Code requires U.S. shareholders to include its share of its Controlled Foreign Corporation’s (“CFC”) income from dividends, interest, rents, and various other types of income, called Subpart F Income. During the three months ended March 31, 2026, the Company incurred interest income from its foreign CFCs and is utilizing the high-tax exclusion for purposes of the provision for the three months ended March 31, 2026.

Changes in tax laws may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. The Company is subject to possible examinations not yet initiated for Federal purposes for the fiscal years 2022 through 2024. The Company is also subject to possible examinations for state and local purposes. In most cases, these examinations in the state and local jurisdictions remain open based on the particular jurisdiction’s statute of limitations. There were no material changes to unrecognized tax benefits during the first quarter of 2026.

Note 8. Equity Incentive Plan Grants

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was originally approved by the Company’s stockholders on October 1, 2021, and has subsequently been amended, most recently pursuant to Amendment No. 3 approved by stockholders on July 23, 2025, to increase the number of shares authorized for issuance under the 2021 Plan to 2.0 million shares. The purpose of the 2021 Plan is to attract and retain directors, consultants, officers and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2021 Plan is administered by the Compensation and Management Resources Committee of the Board and has a term of ten years. The 2021 Plan awards may be in the form of stock options (which may be incentive stock options or nonqualified stock options), stock appreciation rights (“SARs”), restricted shares, RSUs, and other share-based awards. As of March 31, 2026, there were approximately 2.0 million shares remaining available for future issuance.

In addition, on March 24, 2023, the Board approved an employee stock purchase plan (“FGF ESPP Plan”) whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company’s common shares in the open market. The Company matches 100% of the employee’s contribution amount after thirty days of employment.

Stock-based compensation expense for the three months ended March 31, 2026 and March 31, 2025 was approximately $0.1 million and $0.2 million, respectively. As of March 31, 2026, total unrecognized stock compensation expense of approximately $16 thousand remained, all of which related to stock options, and will be recognized through June 2028.

Restricted Stock Units

There were no unvested RSUs outstanding as of December 31, 2025, and there were no RSU grants during the three months ended March 31, 2026.

Stock Options

The following table summarizes activity for stock options for the three months ended March 31, 2026:

Common Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2025	3,200	$394.06	4.0	$190.49	$–
Granted	–	–		–
Exercised	–	–		–
Expired	–	–		–
Forfeited	–	–		–
Outstanding, March 31, 2026	3,200	$394.06	3.8	$190.49	$–
Exercisable, March 31, 2026	2,016	$389.03	3.1	$170.07	$–

Note 9. Stockholders’ Equity

8.00% Cumulative Preferred Stock, Series A

As of March 31, 2026, the Company had 677,160 Series A Preferred Stock shares outstanding, compared to 888,884 outstanding as of December 31, 2025. As of May 6, 2026, there were 651,531 shares of Series A Preferred Stock outstanding.

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

During the first quarter of 2026, the Company purchased a total of approximately 212 thousand shares of its Series A Preferred Stock at a total cost (including commissions) of approximately $5.3 million. Subsequent to March 31, 2026 and through May 6, 2026, the Company purchased an additional approximately 26 thousand of its Series A Preferred Stock at a total cost (including commissions) of approximately $0.7 million. Through May 6, 2026, the Company has repurchased approximately 27.2% of its Series A Preferred Stock outstanding immediately prior to implementation of the program. All repurchased Series A Preferred Stock are recorded as a reduction to the liquidation value of the Preferred Stock.

Common Stock

The total number of shares of common stock outstanding as of March 31, 2026 was 6,530,207, compared to 7,080,747 as of December 31, 2025. As of May 6, 2026, there were 6,261,082 shares of common stock outstanding.

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

During the three months ended March 31, 2026, the Company purchased a total of approximately 0.6 million shares of its Common Stock at a total cost (including commissions) of approximately $8.7 million. Subsequent to March 31, 2026 and through May 6, 2026, the Company purchased an additional approximately 285 thousand shares of its Common Stock at a total cost (including commissions) of approximately $1.9 million. Through May 6, 2026, the Company has repurchased approximately 29.1% of its Common Stock outstanding immediately prior to implementation of the program. All repurchased shares are recorded as treasury stock.

Warrants

The following table summarizes activity for warrants for the three months ended March 31, 2026:

Warrants	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)
Outstanding, December 31, 2025	877,316	$28.43	9.5
Granted	–	–
Exercised	–	–
Expired	(1,316)	359.38
Outstanding, March 31, 2026	876,000	$27.93	9.3

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

Shared Services Agreement

In 2020, the Company entered into a Shared Services Agreement (the “Shared Services Agreement”) with Fundamental Global Management, LLC (“FGM”), an affiliate of FG LLC, pursuant to which FGM provides the Company with certain services related to the day-to-day management of the Company, including assisting with regulatory compliance, evaluating the Company’s financial and operational performance, providing a management team to supplement the executive officers of the Company, and such other services consistent with those customarily performed by executive officers and employees of a public company. In exchange for these services, the Company pays FGM a fee of $456,000 per quarter (the “Shared Services Fee”), plus reimbursement of expenses incurred by FGM in connection with the performance of the services, subject to certain limitations approved by the Board or Compensation and Management Resources Committee from time to time.

The Shared Services Agreement has an initial term of three years, and thereafter renews automatically for successive one-year terms unless terminated in accordance with its terms. The Shared Services Agreement may be terminated by FGM or by the Company, by a vote of the Company’s independent directors, at the end of the initial or automatic renewal term upon 120 days’ notice, subject to payment by the Company of certain costs incurred by FGM to wind down the provision of services and, in the case of a termination by the Company without cause, payment of a termination fee equal to the Shared Services Fee paid for the two quarters preceding termination. In 2022, the Shared Services Agreement was amended to eliminate termination fees and to increase the termination notice from 120 days to 365 days.

The Company paid $0.5 million to FGM under the Shared Services Agreement for each of the three months ended March 31, 2026 and March 31, 2025, respectively. This amount is included in General and administrative expenses on the condensed consolidated statement of operations.

Note 11. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts).

	Three Months Ended March 31,
	2026	2025
Basic and diluted:
Net loss from continuing operations	$(40,263)	$(8,629)
Discount on repurchase of Series A Preferred Shares	12	-
Dividends declared on Series A Preferred Shares	(370)	(447)
Loss attributable to FG Nexus common shareholders from continuing operations	$(40,621)	$(9,076)
Weighted average common shares outstanding (1)	6,632	254
Loss per common share from continuing operations (1)	$(6.13)	$(35.73)

(1)	Information pertaining to the number of shares outstanding and per share data gives retroactive effect to a 1 for 5 reverse stock split that became effective on February 13, 2026.

The following potentially dilutive securities outstanding as of March 31, 2026 and 2025 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of March 31,
	2026	2025
Options to purchase common stock	3,200	5,298
Restricted stock units	-	4,345
Warrants	876,000	4,516

Note 12. Debt

The Company’s short-term debt consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Short-term debt:
20-year installment loan	$1,863	$1,924
Revolving credit facility	-	-
Total short-term debt	1,863	1,924
Less: deferred debt issuance costs, net	-	(1)
Total short-term debt, net of issuance costs	$1,863	$1,923

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

Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the 20-year installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the 20-year installment loan at any time. The 2023 Credit Agreement is secured by a lien on the manufacturing facility in Quebec, Canada that is leased to Strong/MDI. The 2023 Credit Agreement requires our subsidiary in Canada to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. In connection with the IPO of Strong Global Entertainment, the 20-year installment note did not transfer to the Company. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the IPO of Strong Global Entertainment. On January 19, 2024, the Company and CIBC entered into a second amendment to the 2023 Credit Agreement. Pursuant to the amendment, the credit limit for the revolving line of credit was reduced to CAD$1.4 million. The revolving line of credit was terminated in January 2026.

The 20-year installment note bears variable interest at 4.95% as of March 31, 2026. The Company was in compliance with its debt covenants as of March 31, 2026.

As noted above, the Company signed a non-binding letter of intent to sell its Quebec property. The Company will utilize a portion of the proceeds generated from the sale of the facility to repay the installment loan, at which time the credit facility will be terminated.

Note 13. Commitments and Contingencies

Legal Proceedings

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on its business or financial condition.

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

On July 16, 2024, the Company received notice that it was named as a defendant, along with over 500 other companies, in a civil action filed for cost recovery and contributions related to the release and/or threatened release of hazardous substances from a facility known as the BKK Class 1 Landfill in Los Angeles County California from periods prior to 1987. The action alleges that a former subsidiary of the Company is a successor to Pichel Industries, Inc. (“Pichel Industries”) and that Pichel Industries contributed waste to the landfill. The Company is not aware of any successor relationship between it and Pichel. There have been no further actions in this case since the initial filing in 2024, and the Company intends to defend itself vigorously in the event the plaintiffs choose to pursue action against the Company.

As of March 31, 2026, the Company has a loss contingency reserve of approximately $0.4 million, which represents management’s aggregate estimate of the potential losses related to the settlement of various open proceedings and claims. Management does not expect the resolution of these proceedings and claims to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Note 14. Segment Reporting

The Company has two operating segments – digital assets and merchant banking. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax. The Company’s digital assets segment includes the operations related to the digital asset treasury strategy. Our merchant banking segment includes our equity and other holdings. The “other” category primarily includes rental income and expenses related to the Company’s real estate in Canada.

The following tables present the financial information for each segment that is specifically identifiable or based on allocations using internal methodology for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026
	Digital Assets	Merchant Banking	Other	Total
Rental income	$-	$-	$104	$104
Merchant banking advisory fees	-	128	-	128
Total revenue	-	128	104	232

Compensation costs	(286)	(252)	-	(538)
Professional fees	(202)	(122)	-	(324)
Bank and custodial fees	(18)	-	-	(18)
Realized loss on digital assets	(18,664)	-	-	(18,664)
Unrealized loss on measurement of fair value of ETH digital assets	(17,995)	-	-	(17,995)
Gain on equity holdings	-	32	-	32
Depreciation and amortization	-	-	(74)	(74)
Other operating expenses	-	(230)	-	(230)
Interest expense, net	-	-	(24)	(24)
Segment (loss) income before taxes	(37,165)	(444)	6	(37,603)

Corporate and other non-segment operating expenses				(2,594)
Stock-based compensation				(117)
Foreign currency transaction loss				(26)
Interest income, net				68
Loss from continuing operations before taxes				$(40,272)

	Three Months Ended March 31, 2025
	Digital Assets	Merchant Banking	Other	Total
Rental income	$-	$-	$110	$110
Merchant banking advisory fees	-	128	-	128
Total revenue	-	128	110	238

Compensation costs	-	(235)	-	(235)
Professional fees	-	(121)	-	(121)
Loss on equity holdings	-	(6,419)	-	(6,419)
Depreciation and amortization	-	-	(71)	(71)
Other operating expenses	-	(16)	-	(16)
Interest expense, net	-	-	(29)	(29)
Segment (loss) income before taxes	-	(6,663)	10	(6,653)

Corporate and other non-segment operating expenses				(1,894)
Stock-based compensation				(175)
Foreign currency transaction loss				-
Interest income, net				25
Loss from continuing operations before taxes				$(8,697)

The following table presents the Company’s specifically identifiable assets for each of the Company’s segments as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Merchant Banking	Digital Assets	Other & Corporate	Total
Segment assets	$17,224	$60,688	$17,769	$95,681

	December 31, 2025
	Merchant Banking	Digital Assets	Other & Corporate	Total
Segment assets	$14,677	$119,384	$29,783	$163,844

The “other” segment assets as of December 31, 2025 includes $13.9 million of assets of discontinued operations related to the Company’s reinsurance business, which was sold during the first quarter of 2026.

Note 15. Subsequent Events

The Company’s management has evaluated subsequent events after the consolidated balance sheet dated as of March 31, 2026, through the date of filing of this Form 10-Q. Based on the evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosure in the notes thereto.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our consolidated financial statements and related notes and information included elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report for the year ended December 31, 2025 on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2026, and in subsequent filings with the SEC.

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

Management cautions that the forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, the Company’s ability to execute its business plans which are contemplated to include increasing the Company’s scale through acquisition, fluctuations in the market price of ETH and other digital assets and any associated mark to market charges or impairments that the Company may incur as a result of a decrease in the market price of ETH and other digital assets below the value at which the Company’s ETH and other digital assets are carried on its balance sheet, changes in the accounting treatment relating to the Company’s digital asset holdings, the tokenization of real-world assets, the Company’s ability to achieve profitable operations, government regulation of digital assets, changes in securities laws or regulations such as accounting rules as discussed below, customer acceptance of new products and services including the Company’s real world tokenization and ETH treasury strategies, general conditions in the global economy; risks associated with operating in the merchant banking industry; risks of not being able to execute on our asset management strategy and potential loss of value of our holdings; risk of becoming an investment company; fluctuations in our short-term results as we implement our business strategies; risks of not being able to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; and potential conflicts of interest between us and our directors and executive officers.

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

Overview

FG Nexus is a holding company incorporated in the state of Nevada. Our common stock and Series A preferred shares are currently listed on Nasdaq under the symbols “FGNX” and “FGNXP,” respectively. The Company currently conducts business through its business segments including digital assets and merchant banking.

Digital Assets

In 2025, the Company transitioned its operations to focus primarily on operating as a digital asset treasury focused on ETH and tokenization opportunities, particularly the tokenization of real-world assets. Ethereum and other Ether related digital assets serve as our primary treasury assets, Ethereum is the foundation of digital finance and settlement layer for the majority of stablecoins, Decentralized Finance (DeFi), and tokenized assets. ETH is the native token of the Ethereum network, which we purchased ETH as our initial treasury asset following the private placement.

Our treasury strategy is focused on commercializing and expanding the tokenization of real-world assets, potentially including affordable housing, reinsurance, real estate and other asset classes. As of March 31, 2026, our digital asset portfolio included 20,637 ETH and 7,659 wrapped staked ETH (“wstETH”), with a combined estimated fair value of $60.7 million. All of our digital assets are held in our custodial accounts at Anchorage and BitGo.

As part of our ETH treasury strategy, we participate in liquid staking through the Lido protocol. In a Lido liquid staking arrangement, we transfer ETH to the Lido protocol and receive stETH, a fungible rebasing ERC-20 receipt token, which is then wrapped into wstETH, a fungible ERC-20 receipt token, that represents a proportional interest in the protocol’s pool of staked ETH. The token balance remains fixed and, instead, the value per unit increases to reflect staking rewards.

The Lido protocol establishes a daily Protocol Conversion Rate (“PCR”), which reflects the amount of ETH into which a unit of wstETH is redeemable. The PCR is calculated by dividing the total ETH held by the protocol, including accumulated staking rewards (net of penalties or slashing fees), by the total number of wstETH tokens in circulation. The PCR is updated daily through the protocol’s on-chain infrastructure and is publicly accessible.

The PCR is not a market trading price. The process of redeeming wstETH for ETH is subject to the validator exit queue, bonding periods and other mechanics that may affect the timing and execution of redemption. As a result, we may not be able to redeem our holdings immediately.

Merchant Banking

Merchant banking services include various strategic, administrative, and regulatory support services to newly formed SPACs (our “SPAC Platform”). Additionally, the Company co-founded a partnership, FG Merchant Partners, LP (“FGMP”), to participate as a co-sponsor for newly formed SPACs and other merchant banking clients.

The Company’s merchant banking group provides advisory services, facilitates capital formation and allocates capital to equity holdings. In our SPAC Platform, this also includes launching, sponsoring and providing strategic, administrative, and regulatory support services to newly formed SPACs. Our merchant banking division has facilitated the launch of several new companies, including FG Communities, Inc. (“FGC”), a self-managed real estate company focused on a growing portfolio of manufactured housing communities that are owned and operated by FGC, and Craveworthy LLC (“Craveworthy”), an innovative fast casual restaurant platform company. Saltire Holdings Ltd. (“Saltire”), a Canadian public company that allocates capital to equity, debt and/or hybrid securities of high-quality private companies, among others.

Recent Developments and Transactions

Potential Business Combination with FG Communities, Inc.

In April 2026, we announced that our Board of Directors (the “Board”) was reviewing potential strategic alternatives to enhance long-term stockholder value and further our strategic objectives. As part of this review, the Board discussed a potential business combination transaction with FG Communities, Inc. (“FG Communities”) (the “Potential Transaction”) to advance our strategy to become a leader in the tokenization of real-world assets. The Board has established a special committee composed solely of independent directors (the “Special Committee”) to evaluate the Potential Transaction or other strategic alternatives. The Special Committee has retained an independent financial advisor to provide a fairness opinion for the Potential Transaction and to assist in the Board’s evaluation and negotiation of the Potential Transaction.

We believe this strategy would better align our digital asset platform with a durable, income-producing real estate business that addresses critical housing needs. If the Potential Transaction is completed, we expect it would have a material impact on our future business operations, risks and opportunities, as well as our overall financial position, results of operations, segment and other financial reporting in future periods. The Board’s discussions with respect to the Potential Transaction are preliminary in nature and no decisions or agreements have been reached. There can be no assurance that the Potential Transaction will be pursued or consummated.

Agreement to Sell Reinsurance Business

In October 2025, we entered into an agreement to sell the remaining portion of our reinsurance business. Pursuant to the agreements, we received (1) the release of $3.3 million of collateral that we had posted in connection with certain reinsurance contracts; (2) the payment of $1.0 million in cash; and (3) a 40% equity interest in the entity purchasing the reinsurance business. Additionally, pursuant to the agreements, we agreed to leave $1.3 million dollars in cash in the reinsurance business in exchange for a promissory note in the amount of $1.3 million that accrues interest at a rate of 6% per annum with all principal and accrued interest due and payable on January 1, 2028. The sale transaction closed in early 2026.

Letter of Intent to Sell Quebec Real Estate

In October 2025, we signed a non-binding letter of intent to sell our Quebec property for $15.0 million CAD, or approximately $11.0 million USD. Following repayment of the existing installment loan, the transaction is expected to generate approximately $8.0-$9.0 million USD in net pretax proceeds. The letter of intent does not constitute a binding agreement, and there can be no assurance that a definitive sale agreement will be reached or that the transaction will be completed. The transaction, if completed, is expected to close during the second quarter of 2026, subject to the execution of definitive agreements, completion of due diligence, and satisfaction of customary closing conditions.

Asset Transfer and CVR Trust

In August 2025, we transferred a significant portion of our legacy assets (the “Asset Transfer”) to a trust (the “CVR Trust”) established in connection with the creation of contingent value rights (“CVRs”) for the benefit of the Company’s stockholders as of August 8, 2025. The CVRs represent the contractual right to receive a pro rata portion of the net proceeds received by the CVR Trust upon the future disposition, if any, of the assets transferred to the CVR Trust by the Company.

Results of Operations

Management’s discussion and analysis of financial condition and results of operations reflects the continuing operations of the Company as they existed as of March 31, 2026.

	Three Months Ended Months 31,
	2026	2025	$ Change	% Change
Total revenue	$232	$238	$(6)	(2.5%)

General and administrative expenses	(3,680)	(2,337)	(1,343)	57.5%
Stock-based compensation	(117)	(175)	58	(33.1%)
Realized loss on digital assets	(18,664)	-	(18,664)	100.0%
Unrealized loss on measurement of fair value of ETH digital assets	(17,995)	-	(17,995)	100.0%
Loss from operations	(40,224)	(2,274)	(37,950)	1,668.9%
Interest income (expense), net	44	(4)	48	(1,200.0%)
Gain (loss) on equity holdings	32	(6,419)	6,451	(100.5%)
Loss on financial instruments	(98)	-	(98)	100.0%
Foreign currency translation loss	(26)	-	(26)	100.0%
Loss from continuing operations before income taxes	(40,272)	(8,697)	(31,575)	363.1%
Income tax benefit	9	68	(59)	(86.8%)
Net loss from continuing operations	$(40,263)	$(8,629)	$(31,634)	366.6%

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

Revenue of $0.2 million during the first quarter of 2026 included $0.1 million of merchant banking advisory fees and $0.1 million of rental income. We did not generate any revenue from ETH native staking activities during the first quarter of 2026. Total revenue during the first quarter of 2025 also consisted of $0.1 million of merchant banking advisory fees and $0.1 million of rental income.

Loss from operations increased to $40.2 million during the first quarter of 2026 as compared to $2.3 million during the first quarter of 2025. Loss from operations during the first quarter of 2026 included losses on digital assets totaling $36.7 million, which was comprised of (i) an $18.0 million unrealized mark to market adjustment on the valuation of our ETH digital assets and (ii) realized losses on the sale of ETH and conversion of ETH to other digital assets totaling $18.7 million. General and administrative expenses increased $1.3 million during the first quarter of 2026 as compared to the prior year period was primarily due to higher compensation costs, professional fees, audit fees and public relations expenses incurred as we launched our new ETH treasury operations.

The first quarter of 2026 included an equity method gain on the shares of Saltire of $32 thousand, as compared to a $1.5 million equity method loss on the shares of Saltire in the first quarter of 2025. The remainder of the net loss on equity holdings and other holdings during the first quarter of 2025 related to holdings distributed to the CVR Trust in August 2025.

Net loss from continuing operations increased to $40.3 million during the first quarter of 2026 from $8.6 million during the first quarter of 2025 primarily due to the unrealized mark to market adjustments during the current year due to fluctuations in the value of our ETH, realized losses on the sale of ETH and conversion of ETH to other digital assets, as well as the increased operating expenses and other costs associated with launching our digital asset treasury operations.

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

ETH Digital Assets

The Company’s ETH digital assets fall within the scope of ASC 350-60. As of March 31, 2026, the Company held $43.5 million of ETH, which are held at fair value and are included as part of the ETH digital assets line on the condensed consolidated balance sheets. In determining the fair value of the digital assets in accordance with ASC 820, the Company utilizes Coinbase as the principal market. The activity from remeasurement of ETH at fair value is reflected in the condensed consolidated statements of operations within Unrealized measurement of fair value of ETH digital assets. We use a first-in, first-out methodology to assign costs to digital assets for purposes of the digital assets held and realized gains and losses. Sales and purchases of ETH digital assets are reflected as cash flows from investing activities in the condensed consolidated statements of cash flows.

Digital Intangible Assets, at Cost Less Impairment

We hold wstETH, which are receipt tokens received in exchange for staking ETH via liquid staking protocols. We exercise significant judgment in determining whether specific digital assets fall within the scope of ASC 350-60. We have determined that wstETH does not meet the scope criteria of ASC 350-60 because the token represents a contract that provides the holder with enforceable rights to residual assets (redeemable ETH), thereby failing the “other goods and services” criterion of the standard. Consequently, we account for wstETH as an indefinite-lived intangible asset under ASC 350-30, measured at cost less impairment.

We evaluate wstETH for impairment quarterly. This requires tracking the lowest intraday quoted price of wstETH on our principal market since the acquisition of the specific asset lot. If the carrying value exceeds the lowest intraday price, an impairment loss is recognized immediately. This methodology differs significantly from the fair value treatment of our native ETH and creates a disparity in how gains (recognized only upon sale/redemption) and losses (recognized immediately upon price decline) are reported for wstETH.

Staking

Native Staking

Beginning in August 2025, and continuing through December 2025, we deployed our ETH in native staking activities. We utilize a third-party asset manager to manage and stake ETH on our behalf. Through the agreement with the asset manager, our ETH is held by qualified custodians, staked in the Ethereum protocol, and the stake is delegated to third party validators. When chosen as validators by the Ethereum network, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated to them. We recognize rewards from native staking as revenue in accordance with ASC 606. However, since the amount of rewards are not known by us until a validation activity is completed, and we receive rewards in our custodial account, the staking rewards are constrained under the Topic 606 guidance on variable consideration until such time.

Because we are not the principal to the block validation service, we do not control the full output of the reward-generating activity, and instead receives net staking rewards, after validator commissions are deducted. As such, we present staking revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled. Asset manager fees are presented as separate operating expenses within General and administrative expenses on the condensed consolidated statements of operations.

Liquid Staking

We also participate in liquid staking through a liquid staking protocol. One key difference and intended benefit of liquid staking versus native staking is that it allows us to earn staking rewards, like native staking, but provides liquidity and the ability to enter into other transactions through the use of receipt token. Instead of directly locking ETH into Ethereum’s staking deposit contract, we deposit ETH through our custodian into the liquid staking protocol’s smart contract. The liquid staking protocol then controls the ETH for deposit into the Ethereum’s staking deposit contract and further delegation to its chosen validators. In exchange for staking its ETH, we receive wstETH, a freely transferable ERC-20 liquid staking receipt token, which enables participation in decentralized finance (DeFi) and other crypto markets while the underlying ETH remains staked on Ethereum. Upon staking ETH through the liquid staking protocol, the ETH is derecognized because the liquid staking protocol obtains the ability to deploy and direct its use, and the wstETH token received concurrently is then recognized. Any gain or loss on the derecognition of ETH and the recognition of the wstETH is recognized in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) based on the difference between the carrying amount of the ETH staked and the fair value of the wstETH received.

The liquid staking protocol uses a floating conversion rate, or protocol conversion rate, between the receipt token and staked tokens, reflecting the value of accrued network rewards, penalties, and fees associated with the staked ETH. The conversion rate between wstETH and ETH increases over time as staking rewards accrue to the protocol; no new wstETH are received. Staking rewards in the form of ETH are only received upon redemption of wstETH.

Since wstETH is accounted for under ASC 350-30, increases in wstETH fair value while we remain staked with the liquid staking protocols, are not recognized. There is no ongoing performance obligation following the staking of ETH through the liquid staking protocol. Additionally, wstETH is a non-rebasing token, meaning its quantity remains fixed over time. Staking rewards are not continuously reflected in token balances but are instead realized separately. Staking rewards are therefore recognized only when the wstETH is redeemed, measured at the fair value of ETH at contract inception, which is when the ETH were staked.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of March 31, 2026 or December 31, 2025.

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

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $14.1 million and ETH and other digital assets with a combined fair value of $60.7 million.

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they fall due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, proceeds from capital raises, sales of ETH digital assets and certain equity holdings and credit facilities. Our ETH and other digital assets are not subject to any trading restrictions and are not pledged as collateral. We believe our ETH and other digital assets are readily convertible into cash, and we may convert ETH and other digital assets to cash periodically to fund operations.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended March 31,
Summary of Cash Flows	2026	2025
Cash and cash equivalents – beginning of period	$13,395	$6,562

Net cash used in operating activities from continuing operations	(6,236)	(2,374)
Net cash provided by investing activities from continuing operations	21,660	1,533
Net cash used in financing activities from continuing operations	(14,427)	(578)
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)
Net increase (decrease) in cash and cash equivalents from continuing operations	996	(1,420)
Net increase in cash and cash equivalents from discontinued operations	(250)	(705)
Cash and cash equivalents – end of period	$14,141	$4,437

For the first quarter of 2026, net cash used in operating activities from continuing operations was approximately $6.2 million compared to $2.4 million for the first quarter of 2025. Cash used in operations increased during the first quarter of 2026 as a result of higher operating expenses as well as an increase in working capital uses.

For the first quarter of 2026, net cash provided by investing activities from continuing operations was approximately $21.7 million, compared to $1.5 million during the first quarter of 2025. Cash provided by investing activities during the first quarter of 2026 primarily included $22.0 million of ETH sales and $0.2 million repayment of a note receivable, partially offset by $0.5 million outflow from purchase of equity holdings. Cash provided by investing activities during the first quarter of 2025 included $1.8 million of proceeds from the sale of equity securities, partially offset by $0.3 million of purchases of equity securities.

For the first quarter of 2026, net cash used in financing activities from continuing operations was approximately $14.4 million compared to $0.6 million during the first quarter of 2025. Cash used in financing activities during the first quarter of 2026 included $14.0 million of purchases under our common and preferred share buyback programs, $28 thousand of principal payments on debt, $0.4 million of payments of dividends on our Series A Preferred Shares. Cash used in financing activities during the first quarter of 2025 primarily included $0.1 million of principal payments on debt and $0.4 million of payments of dividends on our Series A Preferred Shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” to our annual report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 27, 2026.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 27, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The following table provides information about purchases made by us of our common stock for each month included in the first quarter of 2026:

Period	Total number of shares purchased	Average price paid per share, including commissions	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(in thousands, except per share amounts)
January 2026	532	$16.12	532	$165,293
February 2026	-	$-	-	$165,293
March 2026	25	$7.15	25	$165,115
Quarter Ended March 31, 2026	557	$15.71	557	$165,115

Preferred Stock

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

The following table provides information about purchases made by us of our preferred stock for each month included in the first quarter of 2026:

Period	Total number of shares purchased	Average price paid per share, including commissions	Total number of shares purchased as part of publicly announced plans or programs	The maximum number of shares that may still be purchased under the plans or programs
	(in thousands, except per share amounts)
January 2026	85	$24.61	85	804
February 2026	63	$25.35	63	741
March 2026	64	$25.30	64	677
Quarter Ended March 31, 2026	212	$25.30	212	677

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.

Exhibit	Description
3.1	Articles of Incorporation, as filed with the Secretary of State of the State of Nevada (incorporated by reference to exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on December 9, 2022).
3.2	Certificate of Correction, dated October 11, 2022, to the Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation of FG Financial Group, Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 12, 2022).
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation of Fundamental Global Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 29, 2024).
3.4	Certificate of Change of Fundamental Global Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2024).
3.5	Certificate of Amendment, dated September 5, 2025, to Amended and Restated Articles of Incorporation of FG Nexus Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 8, 2025).
3.6	Certificate of Amendment, dated October 6, 2025, to Amended and Restated Articles of Incorporation of FG Nexus Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 8, 2025).
3.7	Certificate of Change filed by FG Nexus Inc. dated February 10, 2026 (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 12, 2026).
3.8	By-Laws (incorporated by reference to exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on December 9, 2022).
3.9	First Amendment, effective October 13, 2025, to By-Laws of FG Nexus Inc. (incorporated by reference to exhibit 3.8 to the Registration Statement on Form S-3ASR filed with the SEC on October 14, 2025).
3.10	Amendment, effective February 24, 2026, to By-Laws of FG Nexus Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from FG Nexus Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Loss (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited).
104	XBRL Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FG NEXUS INC.

Date: May 7, 2026	By:	/s/ D. Kyle Cerminara
D. Kyle Cerminara, Chief Executive Officer
(principal executive officer)

Date: May 7, 2026	By:	/s/ Mark D. Roberson
Mark D. Roberson, Chief Financial Officer
(principal financial officer)

Date: May 7, 2026	By:	/s/ Todd R. Major
Todd R. Major, Chief Accounting Officer
(principal accounting officer)

