Form 10-Q
period 2026-06-30
FG Nexus Inc.
filed 2026-08-12
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of August 7, 2026 was 5,095,688.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FG Nexus Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025 (1)
	(Unaudited)
ASSETS
Cash and cash equivalents	$24,923	$13,395
Equity holdings	24,259	14,670
Property, plant and equipment, net	1,986	2,208
Assets of discontinued operations	-	133,267
Receivable from sale of ETH digital assets	14,983	-
Other assets	3,177	304
Total assets	$69,328	$163,844

LIABILITIES
Accounts payable and accrued expenses	$1,865	$4,631
Short-term debt, net of issuance costs	1,800	1,923
Deferred income taxes, net	544	365
Liabilities of discontinued operations	998	10,134
Other liabilities	-	3,300
Total liabilities	5,207	20,353

Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par and liquidation value, 10,000,000,000 shares authorized, 620,818 shares issued and outstanding as of June 30, 2026 and 888,884 shares issued and outstanding as of December 31, 2025	15,520	22,223
Common stock, $0.001 par value; 180,000,000,000 shares authorized, 8,720,631 issued and 5,609,758 outstanding as of June 30, 2026 and 8,698,994 issued and 7,080,747 outstanding as of December 31, 2025 (2)	70	70
Treasury stock (3,110,873 and 1,618,248 shares at cost as of June 30, 2026 and December 31, 2025, respectively)	(41,431)	(26,133)
Additional paid-in capital	216,994	216,682
Accumulated deficit	(126,381)	(68,743)
Accumulated other comprehensive loss	(651)	(608)
Total stockholders’ equity	64,121	143,491
Total liabilities and stockholders’ equity	$69,328	$163,844

(1)	Derived from the audited consolidated balance sheet.
(2)	Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 5 reverse stock split that became effective on February 13, 2026.

See accompanying notes to condensed consolidated financial statements.

FG Nexus Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Rental income	$104	$98	$208	$207
Merchant banking advisory fees	138	109	265	237
Total revenue	242	207	473	444

Expenses:
General and administrative expenses	(2,258)	(1,549)	(5,432)	(3,887)
Stock-based compensation	(129)	(250)	(246)	(425)
Loss on impairment and disposal of assets	-	(5)	-	(5)
Loss from operations	(2,145)	(1,597)	(5,205)	(3,873)
Other income (expense):
Interest income, net	130	5	174	1
(Loss) gain on equity holdings	(9,208)	6,240	(9,176)	(179)
Gain on financial instruments	1,181	-	1,083	-
Foreign currency transaction gain (loss)	-	2	(26)	2
Total other (expense) income, net	(7,897)	6,247	(7,945)	(176)
(Loss) income from continuing operations before income taxes	(10,042)	4,650	(13,150)	(4,049)
Income tax expense	(205)	(210)	(196)	(142)
Net (loss) income from continuing operations	(10,247)	4,440	(13,346)	(4,191)
Net (loss) income from discontinued operations (Note 3)	(8,042)	1,032	(43,582)	(94)
Net (loss) income	(18,289)	5,472	(56,928)	(4,285)
(Premium) discount on repurchase of Series A Preferred Shares	(28)	-	12	-
Dividends declared on Series A Preferred Shares	(325)	(447)	(695)	(894)
Net (loss) income attributable to common shareholders	$(18,642)	$5,025	$(57,611)	$(5,179)

Basic and diluted net (loss) income per common share:
Continuing operations	$(1.75)	$15.60	$(2.21)	$(19.94)
Discontinued operations	(1.32)	4.03	(6.86)	(0.37)
Total	$(3.07)	$19.63	$(9.07)	$(20.31)

Weighted average common shares outstanding:
Basic and diluted (1)	6,079	256	6,354	255

(1)	Information pertaining to the number of shares outstanding and per share data gives retroactive effect to a 1 for 5 reverse stock split that became effective on February 13, 2026.

See accompanying notes to condensed consolidated financial statements.

FG Nexus Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss (income)	$(18,289)	$5,472	$(56,928)	$(4,285)
Adjustment to postretirement benefit obligation	-	-	-	(29)
Unrealized currency translation (loss) gain of equity method holdings	(224)	81	(61)	22
Currency translation adjustment	1	153	18	224
Total other comprehensive (loss) income	(223)	234	(43)	217
Comprehensive loss (income)	$(18,512)	$5,706	$(56,971)	$(4,068)

See accompanying notes to condensed consolidated financial statements.

FG Nexus Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock			Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Shares Outstanding(1)	Amount	Treasury Stock	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
			.
Balance at December 31, 2025	889	$22,223	7,081	$70	$(26,133)	$216,682	$(68,743)	$(608)	$143,491
Net loss	-	-	-	-	-	-	(38,638)	-	(38,638)
Repurchase of Series A Preferred Shares	(212)	(5,294)	-	-	-	-	12	-	(5,282)
Repurchase of common stock	-	-	(557)	-	(8,747)	-	-	-	(8,747)
Vesting of restricted stock	-	-	6	-	-	-	-	-	-
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	-	(370)	-	(370)
Net other comprehensive income	-	-	-	-	-	-	-	180	180
Stock-based compensation	-	-	-	-	-	117	-	-	117
Balance at March 31, 2026	677	16,929	6,530	70	(34,880)	216,799	(107,739)	(428)	90,751
Net loss	-	-	-	-	-	-	(18,289)	-	(18,289)
Repurchase of Series A Preferred Shares	(56)	(1,409)	-	-	-	-	(28)	-	(1,437)
Repurchase of common stock	-	-	(936)	-	(6,551)	-	-	-	(6,551)
Vesting of restricted stock and payment of withholding taxes	-	-	16	-	-	(40)	-	-	(40)
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	-	(325)	-	(325)
Net other comprehensive loss	-	-	-	-	-	-	-	(223)	(223)
Stock-based compensation	-	-	-	-	-	235	-	-	235
Balance at June 30, 2026	621	$15,520	5,610	$70	$(41,431)	$216,994	$(126,381)	$(651)	$64,121

	Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Shares Outstanding	Amount	Shares Outstanding(1)	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity

Balance at December 31, 2024	895	$22,365	254	$29	$50,924	$(229)	$1,108	$74,197
Net loss	-	-	-	-	-	(9,755)	-	(9,755)
Vesting of restricted stock	-	-	1	-	-	-	-	-
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(447)	-	(447)
Net other comprehensive loss	-	-	-	-	-	-	(17)	(17)
Stock-based compensation	-	-	-	-	175	-	-	175
Balance at March 31, 2025	895	22,365	255	29	51,099	(10,431)	1,091	64,153
Net loss	-	-	-	-	-	5,472	-	5,472
Vesting of restricted stock and payment of withholding taxes	-	-	13	-	(315)	-	-	(315)
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(447)	-	(447)
Net other comprehensive loss	-	-	-	-	-	-	234	234
Stock-based compensation	-	-	-	-	250	-	-	250
Balance at June 30, 2025	895	$22,365	268	$29	$51,034	$(5,406)	$1,325	$69,347

(1)	Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 5 reverse stock split that became effective on February 13, 2026.

See accompanying notes to condensed consolidated financial statements.

FG Nexus Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss from continuing operations	$(13,346)	$(4,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Net unrealized loss on fair value equity holdings	453	1,295
(Gain) loss from equity method holdings	9,306	(471)
Unrealized gain from cost method holdings	(583)	-
Loss on disposal of fixed assets	-	5
Gain on forward purchase agreement derivative	(705)	-
Net realized gain on sale of equity holdings	-	(478)
Depreciation and amortization	148	157
Deferred income taxes	186	(8)
Stock compensation expense	352	425
Changes in operating assets and liabilities:
Other assets	(622)	122
Current income taxes	(1,010)	(148)
Accounts payable and accrued expenses	(3,480)	5,296
Net cash (used in) provided by operating activities from continuing operations	(9,301)	2,004
Net cash used in operating activities from discontinued operations	(1,471)	(6,380)
Net cash used in operating activities	(10,772)	(4,376)

Cash flows from investing activities:
Proceeds from sales of equity securities	-	3,615
Proceeds from sales of ETH digital assets	60,956	-
Purchases of equity securities	(15,688)	(262)
(Issuance) collection of note receivable, net	(150)	114
Net cash provided by investing activities from continuing operations	45,118	3,467
Net cash provided by investing activities from discontinued operations	-	6,269
Net cash provided by investing activities	45,118	9,736

Cash flows from financing activities:
Payment of dividends on preferred shares	(695)	(895)
Net repayments on credit facility	(56)	(55)
Purchases of common shares	(15,297)	-
Purchases of Series A preferred shares	(6,717)	-
Payment of withholding taxes in connection with vesting of RSUs	(40)	(315)
Principal payments on short-term debt	-	(137)
Net cash used in financing activities from continuing operations	(22,805)	(1,402)
Net cash used in financing activities from discontinued operations	-	(287)
Net cash used in financing activities	(22,805)	(1,689)

Effect of exchange rate changes on cash and cash equivalents from continuing operations	(13)	9
Net increase in cash and cash equivalents from continuing operations	12,999	4,078
Net decrease in cash and cash equivalents from discontinued operations	(1,471)	(398)
Net increase in cash and cash equivalents	11,528	3,680

Cash and cash equivalents at beginning of period	13,395	6,562
Cash and cash equivalents at end of period	$24,923	$10,242

See accompanying notes to condensed consolidated financial statements.

FG Nexus Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Nature of Business

FG Nexus Inc. (“FG Nexus”, the “Company”, “we”, or “us”), a Nevada corporation, operates a merchant banking business and holds real estate and equity holdings.

In 2025, the Company launched its digital asset business and adopted Ether, the native cryptocurrency of the Ethereum blockchain (“Ether” or “ETH”) as its primary treasury asset. In June 2026, the Board of Directors (the “Board”) of the Company authorized management to continue reducing the Company’s exposure to digital assets by exiting the Company’s digital asset business. The Company completed the sale of all of its previously held digital assets prior to June 30, 2026. See Note 3 for additional information.

In April 2026, the Company announced that its Board was reviewing potential strategic alternatives to enhance long-term stockholder value and further the Company’s strategic objectives. As part of this review, the Board discussed a potential business combination transaction with FG Communities, Inc. (“FG Communities”) (the “Potential Transaction”) to establish a durable, income-producing real estate business that addresses critical housing needs. The Board has established a special committee composed solely of independent directors (the “Special Committee”) to evaluate the Potential Transaction or other strategic alternatives. The Special Committee is continuing to evaluate potential transactions and has retained an independent financial advisor to provide a fairness opinion for the Potential Transaction and to assist in the Board’s evaluation and negotiation of the Potential Transaction. In June 2026, the Board also authorized management to reallocate capital to real estate acquisitions in connection with the Company’s exit from its digital asset business. The Company intends to advance its strategy to build a leading platform for tangible assets and believes that the establishment of an in-house real estate division, along with the Potential Transaction with FG Communities would accelerate a strategic expansion into income-producing affordable housing, providing a durable foundation for long-term growth and scalable capital formation.

If the Potential Transaction is completed, the Company expects it would have a material impact on the Company’s future business operations, risks and opportunities, as well as the Company’s overall financial position, results of operations, segment and other financial reporting in future periods. The Board’s discussions with respect to the Potential Transaction are preliminary in nature and no decisions or agreements have been reached. There can be no assurance that the Potential Transaction will ultimately be pursued or consummated.

Business Segments

The Company currently has two primary operating segments, merchant banking and real estate.

Merchant Banking

The Company manages its merchant banking and asset management activities through FG Management Solutions LLC (“FGMS”), which provides strategic, administrative, and regulatory support services to newly formed special purpose acquisition companies (“SPACs”) (our “SPAC Platform”). Additionally, the Company co-founded a partnership, FG Merchant Partners, LP (“FGMP”), to participate as a co-sponsor for newly formed SPACs and other merchant banking clients.

The Company’s merchant banking group provides advisory services, facilitates capital formation and allocates capital to equity holdings. In our SPAC Platform, this also includes launching, sponsoring and providing strategic, administrative, and regulatory support services to newly formed SPACs. Our merchant banking division has facilitated the launch of several new companies, including FG Communities, a self-managed real estate company focused on a growing portfolio of manufactured housing communities that are owned and operated by FG Communities, Craveworthy LLC (“Craveworthy”), an innovative fast casual restaurant platform company, and Saltire Holdings Ltd. (“Saltire”), a Canadian public company that allocates capital to equity, debt and/or hybrid securities of high-quality private companies, among others.

Real Estate

The Company owns real estate in Quebec, Canada that is leased pursuant to a long-term triple net operating lease.

Discontinued Operations

The Company previously reported digital assets, managed services and reinsurance as operating segments. Managed services and reinsurance were reclassified to discontinued operations during 2025 and digital assets was reclassified during 2026. Discontinued operations are more fully described in Note 3.

Recent Developments and Transactions

Exit From Digital Asset Business to Focus on Real Estate

In June 2026, the Board approved a strategic decision to formally establish a new real estate operating subsidiary and authorized management to continue reducing the Company’s exposure to digital assets by exiting the Company’s digital asset business. Discontinued operations are more fully described in Note 3.

Reverse Stock Split

On January 21, 2026, our Board approved a reverse stock split of the authorized, issued and outstanding shares of our common stock, par value $0.001 per share (the “Common Stock”) at a ratio of one (1)-for-five (5) (the “Reverse Stock Split”). The Reverse Stock Split became effective on February 13, 2026 (the “Effective Date”), at 9:30 a.m., Eastern Time, and our common shares began trading on a split-adjusted basis at the commencement of trading on the same day. No fractional shares were issued in connection with the Reverse Stock Split, rather stockholders who would have otherwise received fractional shares received cash payments in lieu of such fractional shares. After the Reverse Stock Split, we had 6,555,124 shares of Common Stock outstanding. All equity awards outstanding immediately prior to the Reverse Stock Split were adjusted to reflect the Reverse Stock Split. As a result of the Reverse Stock Split, all references to Common Stock in this Quarterly Report on Form 10-Q (this “Form 10-Q”) have been adjusted to reflect the Reverse Stock Split.

Agreement to Sell Reinsurance Business

In October 2025, the Company entered into an agreement to sell the remaining portion of its reinsurance business. Pursuant to the agreements, the Company received (1) the release of $3.3 million of collateral that the Company had posted in connection with certain reinsurance contracts; (2) the payment of $1.0 million in cash; and (3) a 40% equity interest in the entity purchasing the reinsurance business. Additionally, pursuant to the agreements, the Company agreed to leave $1.3 million in cash in the reinsurance business in exchange for a promissory note in the amount of $1.3 million that accrues interest at a rate of 6% per annum with all principal and accrued interest due and payable on January 1, 2028. The sale transaction closed in early 2026. See Note 3 for additional details.

Letter of Intent to Sell Quebec Real Estate

In October 2025, the Company signed a non-binding letter of intent to sell its Quebec property for $15.0 million CAD, or approximately $11.0 million USD. The letter of intent did not constitute a binding agreement. As of June 30, 2026, the Company does not believe closing of a sale transaction under the previous letter of intent to be probable. The Company continues to hold the real estate as part of its ongoing real estate operations and the property is classified as held and used.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all majority-owned and controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Unless specifically indicated otherwise, references to the “Company” include the Company and its majority-owned and controlled domestic and foreign subsidiaries.

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

In addition, the current and historical financial results of managed services, reinsurance and digital assets are presented as discontinued operations and are excluded from results from continuing operations in the accompanying condensed consolidated financial statements. The proceeds received from the sale of ETH have been presented as inflows from continuing operations as those funds are expected to be used to fund the Company’s ongoing operations. In addition, the $15.0 million Receivable from sale of ETH digital assets on the condensed consolidated balance sheet as of June 30, 2026 represents cash due to the Company as a result of the sale of ETH, which was received in July 2026.

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

The determination of whether a legal entity is consolidated under either model is reassessed where there is a substantive change in the governing documents or contractual arrangements of the entity, to the capital structure of the entity or in the activities of the entity. Management continuously reassesses whether it should consolidate under either model. There have been no changes to the legal entities that are consolidated during the six months ended June 30, 2026. The Company does not have any non-consolidated VIEs as of June 30, 2026.

Digital Assets

As discussed above, the Company sold all of its digital assets prior to June 30, 2026. Prior to the sale of the digital assets and exiting the digital asset business, the Company held ETH and wrapped staked ETH (“wstETH”). ETH and wstETH were presented separately on the condensed consolidated balance sheets under the captions “ETH digital assets” and “Digital intangible assets, at cost less impairment” respectively. The Company had ownership of and control over its digital assets which were held through custodial arrangements with qualified third-party custodians.

ETH Digital Assets

The Company’s ETH digital assets fell within the scope of Accounting Standards Codification (“ASC”) 350-60, Intangible – Goodwill and Other – Crypto Assets. The Company elected to measure its ETH digital assets at fair value, with changes in fair value recognized in earnings.

In determining the fair value of the ETH in accordance with ASC 820, Fair Value Measurement, the Company utilized Coinbase as the principal market. The activity from remeasurement of ETH at fair value was reflected in the condensed consolidated statements of operations within Unrealized measurement of fair value of ETH digital assets. The Company used a first-in, first-out methodology to assign costs to digital assets for purposes of the digital assets held and realized gains and losses. Sales and purchases of digital assets were reflected as cash flows from investing activities in the condensed consolidated statements of cash flows.

Digital Intangible Assets, at Cost Less Impairment

Digital intangible assets, at cost less impairment are recognized at fair value on the date received, which represented their cost basis. Digital intangible assets, at cost less impairment, such as wstETH, do not fall in the scope of ASC 350-60 for subsequent measurement. wstETH represents a receipt token, which in general and by design, grants the holder an enforceable right to redeem ETH for which it was exchanged. Therefore, it fails the ‘other goods and services criterion’ in ASC 350-60-15-1(b) and is outside the scope of ASC 350-60. Digital intangible assets, at cost less impairment were therefore subsequently measured at cost, net of any impairment losses incurred since acquisition, in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill.

The Company performed an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices in the Company’s principal market, indicated that it is more likely than not that any of the assets are impaired. The quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company determined as its principal market, were used in the analysis. In determining if an impairment has occurred, the Company considered the lowest price of one wstETH quoted on the Coinbase exchange, at any time since acquiring the specific wstETH held by the Company. If the carrying value of a wstETH exceeded that lowest intraday price, an impairment loss occurred with respect to that wstETH in the amount equal to the difference between its carrying value and such lowest price. Impairment losses were recognized in the period in which the impairment occurs and are reflected within Impairment of digital assets in the Company’s condensed consolidated statements of operations. The impaired digital assets were written down to their fair value at the time of impairment, which became the new cost basis for those assets. The cost basis of wstETH was not adjusted upward for any subsequent increase in fair value.

Staking

Native Staking

Beginning in the third quarter of 2025, the Company used the proceeds from its capital raising activities to acquire and deploy ETH in native staking activities. The Company has entered into separate contractual agreements with various third-party entities to facilitate its ETH staking activities. The Company commenced native staking in August of 2025, which continued through December 2025. The Company did not engage in native staking activities during the six months ended June 30, 2026.

The Company utilized a third-party asset manager to manage and stake ETH on its behalf. Through its agreement with the asset manager, the Company’s ETH was held by qualified custodians, staked in the Ethereum protocol, and the stake is delegated to third party validators. When chosen as validators by the Ethereum network, these validators earned staking rewards and transaction fees proportional to the amount of stake delegated to them. The Company recognized rewards from native staking as revenue in accordance with ASC 606, Revenue from Contracts with Customers. However, since the amount of rewards were not known by the Company until a validation activity is completed, and the Company received rewards in their custodial account, the staking rewards were constrained under the Topic 606 guidance on variable consideration until such time.

Because the Company was not the principal to the block validation service, it did not control the full output of the reward-generating activity, and instead receives net staking rewards, after validator commissions are deducted. As such, the Company presented staking revenue on a net basis, reflecting only the portion of protocol rewards to which it was entitled. Asset management and other fees were presented as separate operating expenses within General and administrative expenses on the condensed consolidated statements of operations.

Liquid Staking

The Company also participated in liquid staking through a liquid staking protocol. One key difference and intended benefit of liquid staking versus native staking is that it allowed the Company to earn staking rewards, like native staking, but provides liquidity and the ability to enter into other transactions through the use of receipt token. Instead of directly locking ETH into Ethereum’s staking deposit contract, the Company deposited ETH through its custodian into the liquid staking protocol’s smart contract. The liquid staking protocol then controlled the ETH for deposit into the Ethereum’s staking deposit contract and further delegation to its chosen validators. In exchange for staking its ETH, the Company received wstETH, a freely transferable ERC-20 liquid staking receipt token, which enables participation in decentralized finance (DeFi) and other crypto markets while the underlying ETH remained staked on Ethereum. Upon staking ETH through the liquid staking protocol, the ETH was derecognized because the liquid staking protocol obtains the ability to deploy and direct its use, and the wstETH token received concurrently was then recognized. Any gain or loss on the derecognition of ETH and the recognition of the wstETH was recognized in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) based on the difference between the carrying amount of the ETH staked and the fair value of the wstETH received; and included in Realized loss on digital assets in the Company’s condensed consolidated statements of operations.

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

Since wstETH is accounted for under ASC 350-30, increases in wstETH fair value while the Company remains staked with the liquid staking protocols, were not recognized. There was no ongoing performance obligation following the staking of ETH through the liquid staking protocol. Additionally, wstETH is a non-rebasing token, meaning its quantity remains fixed over time. Staking rewards are not continuously reflected in token balances but are instead realized separately. Staking rewards are therefore recognized only when the wstETH is redeemed, measured at the fair value of ETH at contract inception, which is when the ETH were staked. The Company redeemed its wstETH during the three months ended June 30, 2026. Accordingly, the Company recognized any revenue from staking rewards on its wstETH during the three and six months ended June 30, 2026, which is included as part of net loss from discontinued operations.

Derivatives – Option Contracts

During the first quarter of 2026, the Company began entering into ETH-denominated option contracts, primarily through the sale of put and call options, as part of its digital asset treasury strategy. These contracts meet the definition of derivative instruments under ASC 815, Derivatives and Hedging. The Company does not designate any derivative instruments as hedging instruments for accounting purposes.

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

As of June 30, 2026, the Company did not have any outstanding ETH option contracts. For the three and six months ended June 30, 2026, the Company recognized a net realized gain of $0.5 million and $0.4 million, respectively, attributable to options trades. The Company had no derivative trading during the three or six months ended June 30, 2025. As a result of exiting the digital asset business, the Company does not expect to enter into ETH-denominated option contracts in the future.

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

In addition to holdings accounted for under the equity method of accounting, other holdings also consist of equity we have purchased in a corporation for which there does not exist a readily determinable fair value. The Company accounts for these holdings at their cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar holdings by the same issuer. When the Company observes an orderly transaction of an investee’s identical or similar equity securities, the Company adjusts the carrying value based on the observable price as of the transaction date. Once the Company records such an adjustment, the holding is considered an asset measured at fair value on a nonrecurring basis. Any profit distributions the Company receives on these holdings are included in net holdings income.

See Note 4 for additional information regarding the Company’s equity holdings.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of June 30, 2026 or December 31, 2025.

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

The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of June 30, 2026, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of June 30, 2026.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. ASU 2024-03 also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of ASU 2024-03 can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the consolidated financial statements. While early adoption is permitted, the Company does not plan to adopt ASU 2024-03 early. ASU 2024-03 will likely result in additional disclosures being included in the Company’s financial statements once adopted. The Company is currently evaluating the provisions of ASU 2024-03.

Note 3. Discontinued Operations

Digital Assets

Following the private placement in July 2025, the Company previously transitioned its operations to focus primarily on the tokenization of real-world assets supported by a digital asset treasury model with ETH currently as the Company’s initial primary treasury asset. The Company’s treasury strategy was focused on commercializing and expanding the tokenization of real-world assets, potentially including affordable housing, reinsurance, real estate and other asset classes. The Company’s digital asset portfolio was comprised of a combination of ETH and wrapped staked ETH (“wstETH”).

In June 2026, the Company’s Board authorized management to exit the Company’s digital asset business. As of June 30, 2026, the Company no longer holds any cryptocurrency assets.

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

During the first quarter of 2026, the Company recorded a $1.6 million gain on the sale of the remaining portion of its reinsurance business.

Strong Technical Services, Inc.

On August 8, 2025, the Company transferred its ownership of Strong Technical Services, Inc. (its managed services operating segment) to the CVR Trust, as described above. Management evaluated the classification of Strong Technical Services as a discontinued operation and determined it is a component of an entity and represented a discontinued operation. Accordingly, the managed services segment is included as part of discontinued operations in the accompanying consolidated financial statements.

The major line items constituting the net (loss) income from discontinued operations during the three and six months ended June 30, 2026 and June 30, 2025 are as follows (in thousands):

	Three Months Ended June 30, 2026
	Digital Assets	Reinsurance	Total
Staking rewards	$144	$-	$144

General and administrative expenses	(1,283)	-	(1,283)
Loss on ETH digital assets	(4,508)	-	(4,508)
Gain on digital intangible assets	398	-	398
Impairment of digital intangible assets	(2,793)	-	(2,793)
Total expenses	(8,186)	-	(8,186)
Loss from operations	(8,042)	-	(8,042)
Other expense	-	-	-
Loss from discontinued operations before taxes	(8,042)	-	(8,042)
Income tax expense	-	-	-
Net loss from discontinued operations	$(8,042)	$-	$(8,042)

	Three Months Ended June 30, 2025
	Managed Services	Reinsurance	Total
Net product and services revenue	$8,872	$-	$8,872
Net premiums earned	-	3,223	3,223
Total revenue	8,872	3,223	12,095
Cost of products and services revenues	(7,070)	-	(7,070)
Net losses and loss adjustment expenses	-	(1,692)	(1,692)
Amortization of deferred policy acquisition costs	-	(801)	(801)
Selling and administrative expenses	(1,159)	(304)	(1,463)
Total expenses	(8,229)	(2,797)	(11,026)
Income from operations	643	426	1,069
Other expense	(35)	(2)	(37)
Income from discontinued operations before taxes	608	424	1,032
Income tax expense	-	-	-
Net income from discontinued operations	$608	$424	$1,032

	Six Months Ended June 30, 2026
	Digital Assets	Reinsurance	Total
Staking rewards	$144	$-	$144

General and administrative expenses	(1,789)	-	(1,789)
Loss on ETH digital assets	(41,167)	-	(41,167)
Gain on digital intangible assets	398	-	398
Impairment of digital intangible assets	(2,793)	-	(2,793)
Gain on sale of reinsurance business	-	1,625	1,625
Total expenses	(45,351)	1,625	(43,726)
(Loss) income from operations	(45,207)	1,625	(43,582)
Other expense	-	-	-
(Loss) income from discontinued operations before taxes	(45,207)	1,625	(43,582)
Income tax expense	-	-	-
Net (loss) income from discontinued operations	$(45,207)	$1,625	$(43,582)

	Six Months Ended June 30, 2025
	Managed Services	Reinsurance	Total
Net product and services revenue	$15,445	$-	$15,445
Net premiums earned	-	10,197	10,197
Total revenue	15,445	10,197	25,642
Cost of products and services revenues	(12,787)	-	(12,787)
Net losses and loss adjustment expenses	-	(5,330)	(5,330)
Amortization of deferred policy acquisition costs	-	(2,758)	(2,758)
Selling and administrative expenses	(2,171)	(1,185)	(3,356)
Impairment of assets	-	(1,478)	(1,478)
Total expenses	(14,958)	(10,751)	(25,709)
Income (loss) from operations	487	(554)	(67)
Other (expense) income	(46)	19	(27)
Income (loss) from discontinued operations before taxes	441	(535)	(94)
Income tax expense	-	-	-
Net income (loss) from discontinued operations	$441	$(535)	$(94)

The liabilities of discontinued operations as of June 30, 2026 relate to obligations in connection with exiting the digital asset business. The major line items constituting the assets and liabilities of discontinued operations as of December 31, 2025 are as follows (in thousands):

	December 31, 2025
	Digital Assets	Reinsurance	Total
ETH digital assets	$119,384	$-	$119,384
Reinsurance balance receivable	-	11,218	11,218
Funds deposited with reinsured companies	-	2,665	2,665
Total assets of discontinued operations	$119,384	$13,883	$133,267

Accounts payable and accrued liabilities	$707	$169	$876
Loss and loss adjustment expense reserves	-	5,380	5,380
Present value of future profits	-	3,878	3,878
Total liabilities of discontinued operations	$707	$9,427	$10,134

Note 4. Equity Holdings

As of June 30, 2026 and December 31, 2025, the Company’s equity holdings consisted of the following ($ in thousands):

	June 30, 2026		Deember 31, 2025
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Holdings
Saltire Capital Ltd.	$4,925	23.8%	$14,670	23.8%
Devondale Holdings LLC	2,161	40.0%	-

Fair Value Method Holding
FG Merger II Corp.	15,090	n/a	-

Cost Method Holding
USFM Corporation	2,083	n/a	-
Total	$24,259		$14,670

(Loss) gain on equity holdings for the three and six months ended June 30, 2026 and June 30, 2025 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Realized (loss) gain on common stock holdings	$-	$(293)	$-	$478
Unrealized gain (loss) in value on common stock holdings	(453)	177	(453)	(1,295)
(Loss) gain on equity method holdings	(9,338)	6,236	(9,306)	471
Gain on cost method holdings	583	-	583	-
Other	-	120	-	167
Net (loss) gain on equity holdings and other holdings	$(9,208)	$6,240	$(9,176)	$(179)

During the three and six months ended June 30, 2026, the Company recorded an equity method gain on the shares of Saltire of $1.5 million and $1.5 million, respectively. During the second quarter of 2026, Saltire issued common shares in connection with an acquisition at a price below the Company’s carrying value. As a result, management evaluated whether the observed transaction was an indicator of an other than temporary impairment. Management considered many factors, including a prolonged period during which the trading price of Saltire’s common shares remained at a level below the investor’s cost and determined an other-than-temporary impairment existed. The Company used the trading price of Saltire’s common shares as of June 30, 2026 to determine the fair value of its equity method holding in Saltire and recorded an impairment charge of $11.2 million during the second quarter of 2026, which is included in (loss) gain on equity method holdings in the table above.

During the three and six months ended June 30, 2025, the Company recorded an equity method gain on the shares of Saltire of $3.6 million and $2.0 million, respectively. The remainder of the net loss on equity holdings and other holdings for the three and six months ended June 30, 2025 related to holdings distributed to the CVR Trust in August 2025.

Equity Method Holdings

Saltire

As of June 30, 2026, the Company held approximately 23.8% of the outstanding common shares of Saltire. Based on quoted market prices, the market value of the Company’s ownership in common shares of Saltire was $4.9 million at June 30, 2026.

Devondale Holdings LLC

As discussed in Note 3, the Company entered into an agreement for the sale of its reinsurance business to Devondale. As a result of the transaction, the Company received a 40% equity interest in Devondale. The Company recorded an equity method gain of $0.4 million during the three and six months ended June 30, 2026 related to its equity interest in Devondale.

Fair Value Method Holding

In May 2026, the Company entered into an Assignment and Novation Agreement with Atsion Opportunity Fund LLC – Series 2 (“Atsion”), FG Merger II Corp. (“FGMC”) and BOXABL, Inc. (“BOXABL”) (the “Forward Purchase Agreement”) pursuant to which the Company assumed 50% of certain rights and obligations under an OTC Equity Prepaid Forward Transaction originally entered into between Atsion, FGMC and BOXABL. Prior to its merger with BOXABL in July 2026, FGMC was a SPAC.

The Forward Purchase Agreement relates to shares of FGMC’s Class A common stock prior to the consummation of the business combination with BOXABL and, following consummation of the business combination, shares of Class A common stock of the combined company. The maximum number of shares subject to the Forward Purchase Agreement allocated to the Company is 1.5 million shares.

During the second quarter of 2026, pursuant the Forward Purchase Agreement the Company purchased approximately 1.5 million shares of FGMC at a total cost of approximately $15.5 million. Based on the quoted market price of FGMC’s common shares as of June 30, 2026, the Company recorded an unrealized loss on fair value holdings of $0.5 million during the second quarter of 2026. Subsequent to June 30, 2026, as a result of the completion of the merger of FGMC and BOXABL, the Company’s shares of FGMC were redeemed for approximately $15.5 million in cash.

Following consummation of the business combination, the Forward Purchase Agreement is subject to cash settlement based principally on the daily volume-weighted average price of the underlying shares during the applicable valuation period, subject to the contractual settlement amount adjustment and other provisions of the Forward Purchase Agreement.

The Forward Purchase Agreement is accounted for as a derivative financial instrument under ASC 815 and is measured at fair value with changes in fair value recognized in earnings. The Company evaluates the derivative at each reporting date and recognizes changes in fair value in its condensed consolidated statement of operations. During the three and six months ended June 30, 2026, the Company recorded a $0.7 million gain on the derivative, which is included in Gain on financial instruments on the condensed consolidated statements of operations. As of June 30, 2026, the Company recorded a derivative asset of $0.9 million related to the Forward Purchase Agreement, which is included in Other assets on the condensed consolidated balance sheet. The derivative was classified as a Level 3 financial instrument within the fair value hierarchy since its valuation incorporates significant inputs that are not directly observable in the market. See Note 5 for additional details of the fair value calculation of the derivative.

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

During the first quarter of 2026, the Company entered into a subscription agreement with USFM Corporation (“USFM”) pursuant to which the Company purchased 7,500 common shares of USFM at a total cost of $0.5 million. During the second quarter of 2026, the Company entered into a subscription agreement with USFM pursuant to which the Company purchased an additional 6,924 common shares of USFM at a total cost of $1.0 million. The common shares purchased during the second quarter of 2026 are identical to the common shares the Company purchased during the first quarter of 2026. As a result, the Company adjusted the carrying value of the shares purchased during the first quarter of 2026 and recorded a gain on cost method holdings of $0.6 million during the second quarter of 2026. USFM, a private entity, is a mineral exploration company. Management is not aware of any issuances of identical or similar equity securities after the Company’s purchase of USFM’s common stock during the second quarter of 2026.

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

As discussed above, the Company recorded an $11.2 million impairment on its Saltire equity method holding during the second quarter of 2026. The Company did not record an impairment on its cost method holding during the six months ended June 30, 2026.

Note 5. Fair Value Measurements

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

The Company applies ASC 825 in the valuation of the derivative related to the Forward Purchase Agreement for financial statement purposes. The fair value of the derivative asset was determined using a valuation model that incorporates the following (i) the probability of the consummation of the FGMC and BOXABL merger, (ii) the closing price of FGMC common stock as of June 30, 2026, and (iii) the projected volatility of FGMC common stock both before and after the expected merger with BOXABL. Accordingly, the asset is classified within Level 3 of the fair value hierarchy.

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

Financial instruments measured, on a recurring basis, at fair value in accordance with the guidance promulgated by the FASB as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

As of June 30, 2026	Level 1	Level 2	Level 3	Total
FG Merger II Corp. common shares	$15,090	$–	$–	$15,090
Forward Purchase Agreement derivative asset	$–	–	$850	850
	$15,090	$–	$850	$15,940

As of December 31, 2025	Level 1	Level 2	Level 3	Total
ETH digital assets	$119,384	$–	$–	$119,384
	$119,384	$–	$–	$119,384

Note 6. Property, Plant and Equipment

Property, plant and equipment primarily consists of the Company’s real estate and is presented net of accumulated depreciation for a net book value of $2.0 million and $2.2 million as of June 30, 2026 and December 31, 2025, respectively. Depreciation expense from continuing operations was $0.1 million for each of the three months ended June 30, 2026 and 2025 and $0.2 million for each of the six months ended June 30, 2026 and 2025.

Note 7. Income Taxes

The Company recorded a consolidated income tax expense of $0.2 million during each of the three and six months ended June 30, 2026. The Company recorded Canadian current tax expense and Canadian local deferred tax benefit for the period ended June 30, 2026. These amounts were more than offset by deferred tax expense from an increase in the Canadian withholding-related deferred tax liability associated with expected future repatriation of net proceeds from Canadian assets. No U.S. federal or state current income tax expense was recorded, and no U.S. deferred tax benefit was recognized because the Company maintains a full valuation allowance against its U.S. deferred tax assets. For U.S. reporting under the interim tax provision methodology, tax effects related to ordinary operations are reflected through using the year-to-date actual effective tax rate approach in accordance with ASC 740-270-30-18, as a reliable estimate of the full-year annual effective tax rate could not be determined due to uncertainty of forecasted results as a result of recent business shifts, including the sale of its reinsurance business and the exit from the digital assets business. The tax effects of discrete items are recognized in the period in which they occur. During the quarter, the Company’s ordinary items and its discrete items, including the sale of its reinsurance business and the exit from the digital assets business, each resulted in taxable losses; accordingly, no U.S. current tax provision was required. In addition, although these losses would otherwise give rise to deferred tax assets, no U.S. deferred tax benefit or expense was recognized because such tax attributes remain fully offset by a valuation allowance.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of June 30, 2026 and December 31, 2025. The Canadian deferred tax benefit remains recorded for the period ended June 30, 2026, there is no valuation allowance in Canada and the benefit is a result of the decrease in the deferred tax liability during the quarter.

The Tax Cuts and Jobs Act provides for a territorial tax system, which began in 2018, and includes the global intangible low-taxed income (“GILTI”) provision. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The GILTI provisions also allow for a high-tax exclusion if the effective tax rate of the tested income is greater than 18.9%. The Company has evaluated these regulations in determining the appropriate amount of the inclusion for its income tax provision. For the three months ended June 30, 2026, the Company estimated it would be in a GILTI tested loss position for purposes of its income tax provision.

Changes in tax laws may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. In July of 2025, the One Big Beautiful Bill Act was enacted and made significant changes to Federal tax laws. The effects of these changes relate to deferred tax assets and net operating losses; all of which are offset by valuation allowance. There were no material income tax consequences of the recently enacted laws on the reporting period of these financial statements.

The Company is subject to possible examinations not yet initiated for Federal purposes for the fiscal years 2022 through 2024. The Company is also subject to possible examinations for state and local purposes. In most cases, these examinations in the state and local jurisdictions remain open based on the particular jurisdiction’s statute of limitations. There were no material changes to unrecognized tax benefits during the first six months of 2026.

Note 8. Equity Incentive Plan Grants

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was originally approved by the Company’s stockholders on October 1, 2021, and has subsequently been amended, most recently pursuant to Amendment No. 3 approved by stockholders on September 4, 2025, to increase the number of shares authorized for issuance under the 2021 Plan to 8.0 million shares. The purpose of the 2021 Plan is to attract and retain directors, consultants, officers and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2021 Plan is administered by the Compensation and Management Resources Committee of the Board and has a term of ten years. The 2021 Plan awards may be in the form of stock options (which may be incentive stock options or nonqualified stock options), stock appreciation rights (“SARs”), restricted shares, RSUs, and other share-based awards. As of June 30, 2026, there were approximately 7.9 million shares remaining available for future issuance.

In addition, on March 24, 2023, the Board approved an employee stock purchase plan (“FGF ESPP Plan”) whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company’s common shares in the open market. The Company matches 100% of the employee’s contribution amount after thirty days of employment.

Stock-based compensation expense for the three months ended June 30, 2026 and June 30, 2025 was approximately $0.1 million and $0.3 million, respectively. Stock-based compensation expense for the six months ended June 30, 2026 and June 30, 2025 was approximately $0.2 million and $0.4 million, respectively. As of June 30, 2026, total unrecognized stock compensation expense of approximately $0.4 million remained, which primarily related to RSUs , and will be recognized through June 2031.

Restricted Stock Units

The following table summarizes activity for RSUs for the six months ended June 30, 2026:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2025	–	$–
Granted	72,611	4.82
Exercised	–	–
Expired	–	–
Forfeited	–	–
Non-vested units, June 30, 2026	72,611	$4.82

In April 2026, the Company granted a total of 72,611 RSUs to the members of its Board pursuant to the Company’s director compensation policy.

Stock Options

The following table summarizes activity for stock options for the six months ended June 30, 2026:

Common Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2025	3,200	$394.06	4.0	$190.49	$–
Granted	–	–		–
Exercised	–	–		–
Expired	–	–		–
Forfeited	–	–		–
Outstanding, June 30, 2026	3,200	$394.06	3.5	$190.49	$–
Exercisable, June 30, 2026	2,064	$386.01	2.9	$169.72	$–

Note 9. Stockholders’ Equity

8.00% Cumulative Preferred Stock, Series A

As of June 30, 2026, the Company had 620,818 Series A Preferred Stock shares outstanding, compared to 888,884 outstanding as of December 31, 2025. As of August 7, 2026, there were 619,357 shares of Series A Preferred Stock outstanding.

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

During the six months ended June 30, 2026, the Company purchased a total of approximately 268 thousand shares of its Series A Preferred Stock at a total cost (including commissions) of approximately $6.7 million. Subsequent to June 30, 2026 and through August 7, 2026, the Company purchased an additional approximately 2 thousand of its Series A Preferred Stock at a total cost (including commissions) of approximately $38 thousand. Through August 7, 2026, the Company has repurchased approximately 31% of its Series A Preferred Stock outstanding immediately prior to implementation of the program. All repurchased Series A Preferred Stock are recorded as a reduction to the liquidation value of the Preferred Stock.

Common Stock

The total number of shares of common stock outstanding as of June 30, 2026 was 5,609,758, compared to 7,080,747 as of December 31, 2025. As of August 7, 2026, there were 5,095,688 shares of common stock outstanding.

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

During the six months ended June 30, 2026, the Company purchased a total of approximately 1.5 million shares of its Common Stock at a total cost (including commissions) of approximately $15.3 million. Subsequent to June 30, 2026 and through August 7, 2026, the Company purchased an additional approximately 0.5 million shares of its Common Stock at a total cost (including commissions) of approximately $3.5 million. Through August 7, 2026, the Company has repurchased approximately 42% of its Common Stock outstanding immediately prior to implementation of the program. All repurchased shares are recorded as treasury stock.

Warrants

The following table summarizes activity for warrants for the six months ended June 30, 2026:

Warrants	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)
Outstanding, December 31, 2025	877,316	$28.43	9.5
Granted	25,000	5.52
Exercised	–	–
Expired	(3,716)	356.01
Outstanding, June 30, 2026	898,600	$26.44	9.0

In June 2026, the Company granted 25,000 warrants to a former employee in the digital assets segment. The stock-based compensation expense related to the grant has been allocated to discontinued operations. The grant date fair value of warrants issued during 2026 was $4.24. The fair value of each warrant issued was estimated on the date of grant using a lattice valuation model with the following assumptions:

Expected dividend yield at date of issuance	0.0%
Risk-free interest rate	4.1%
Expected stock price volatility	101.2%
Expected life of warrants (years)	5

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

FGMP has invested in the founder shares and warrants of Aldel Financial Inc., FG Merger Corp, FG Acquisition Corp, Aldel Financial II Inc., FG Communities and Craveworthy. Certain of our directors and officers are affiliated with these entities. The Company’s ownership interest in each of these entities was distributed to the CVR Trust in August 2025.

FG Communities

In October 2022, the Company directly invested $2.0 million into FG Communities, which was included in other holdings on the consolidated balance sheet as of December 31, 2024. The Company also held an interest through its ownership in FGMP. As noted above, the Company’s ownership interest in FG Communities was distributed to the CVR Trust in August 2025. FG Communities is a self-managed real estate company focused on a growing portfolio of manufactured housing communities which are owned and operated by FG Communities. Mr. Cerminara is the President and Chairman of FG Communities.

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

FG Merger II Corp

As discussed in Note 4, during the second quarter of 2026, the Company purchased approximately 1.5 million shares of FGMC at a total cost of approximately $15.5 million. Subsequent to June 30, 2026, as a result of the completion of the merger of FGMC and BOXABL, the Company’s shares of FGMC were redeemed for approximately $15.5 million in cash. Prior to its merger with BOXABL, certain of the Company’s directors were also directors of FGMC.

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

The Company paid $0.5 million and $0.9 million, respectively, to FGM under the Shared Services Agreement for each of the three and six months ended June 30, 2026 and June 30, 2025, respectively. This amount is included in General and administrative expenses on the condensed consolidated statement of operations.

Note 11. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted:
Net (loss) income from continuing operations	$(10,247)	$4,440	$(13,346)	$(4,191)
(Premium) discount on repurchase of Series A Preferred Shares	(28)	-	12	-
Dividends declared on Series A Preferred Shares	(325)	(447)	(695)	(894)
(Loss) income attributable to FG Nexus common shareholders from continuing operations	$(10,600)	$3,993	$(14,029)	$(5,085)
Weighted average common shares outstanding (1)	6,079	256	6,354	255
(Loss) income per common share from continuing operations (1)	$(1.75)	$15.60	$(2.21)	$(19.94)

(1)	Information pertaining to the number of shares outstanding and per share data gives retroactive effect to a 1 for 5 reverse stock split that became effective on February 13, 2026.

The following potentially dilutive securities outstanding as of June 30, 2026 and 2025 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of June 30,
	2026	2025
Options to purchase common stock	3,200	5,298
Restricted stock units	72,611	6,870
Warrants	898,600	4,516

Note 12. Debt

The Company’s short-term debt consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Short-term debt:
20-year installment loan	$1,800	$1,924
Revolving credit facility	-	-
Total short-term debt	1,800	1,924
Less: deferred debt issuance costs, net	-	(1)
Total short-term debt, net of issuance costs	$1,800	$1,923

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

Under the 2023 Credit Agreement: (i) the amount outstanding under the line of credit is payable on demand and bears interest at the lender’s prime rate plus 1.0% and (ii) the amount outstanding under the 20-year installment loan bears interest at the lender’s prime rate plus 0.5% and is payable in monthly installments, including interest, over their respective borrowing periods. The lender may also demand repayment of the 20-year installment loan at any time. The 2023 Credit Agreement is secured by a lien on the manufacturing facility in Quebec, Canada that is leased to Strong/MDI. The 2023 Credit Agreement requires our subsidiary in Canada to maintain a ratio of liabilities to “effective equity” (tangible stockholders’ equity, less amounts receivable from affiliates and equity holdings) not exceeding 2.5 to 1 and a fixed charge coverage ratio of not less than 1.1 times earnings before interest, income taxes, depreciation and amortization. In connection with the initial public offering (“IPO”) of Strong Global Entertainment, the 20-year installment note did not transfer to the Company. In May 2023, Strong/MDI and CIBC entered into an amendment to the 2023 Credit Agreement which reduced the amount available under the revolving line of credit to CAD$3.4 million, and CIBC provided an undertaking to Strong/MDI to a release of CIBC’s security interest in certain assets to be transferred to a subsidiary in connection with transactions related to the IPO of Strong Global Entertainment. On January 19, 2024, the Company and CIBC entered into a second amendment to the 2023 Credit Agreement. Pursuant to the amendment, the credit limit for the revolving line of credit was reduced to CAD$1.4 million. The revolving line of credit was terminated in January 2026.

The 20-year installment note bears variable interest at 4.95% as of June 30, 2026. The Company was in compliance with its debt covenants as of June 30, 2026.

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

As of June 30, 2026, the Company has a loss contingency reserve of approximately $0.3 million, which represents management’s aggregate estimate of the potential losses related to the settlement of various open proceedings and claims. Management does not expect the resolution of these proceedings and claims to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Note 14. Segment Reporting

The Company has two operating segments – merchant banking and real estate. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The measure of profit or loss used by the CODM to identify and measure the Company’s reportable segments is income before income tax. The Company’s merchant banking segment includes our equity and other holdings. The real estate segment includes rental income and expenses related to the Company’s real estate in Canada.

The following tables present the financial information for each segment that is specifically identifiable or based on allocations using internal methodology for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026
	Merchant Banking	Real Estate	Total
Rental income	$-	$104	$104
Merchant banking advisory fees	138	-	138
Total revenue	138	104	242

Compensation costs	(273)	-	(273)
Professional fees	(121)	-	(121)
Loss on equity holdings	(9,208)	-	(9,208)
Gain on forward purchase agreement derivative	705	-	705
Depreciation and amortization	-	(74)	(74)
Other operating expenses	(117)	-	(117)
Interest expense, net	-	(23)	(23)
Segment (loss) income before taxes	(8,876)	7	(8,869)

Corporate and other non-segment operating expenses			(1,672)
Stock-based compensation			(129)
Gain on financial instruments			475
Interest income, net			153
Loss from continuing operations before taxes			$(10,042)

	Three Months Ended June 30, 2025
	Merchant Banking	Real Estate	Total
Rental income	$-	$98	$98
Merchant banking advisory fees	109	-	109
Total revenue	109	98	207

Compensation costs	(234)	-	(234)
Professional fees	(120)	-	(120)
Gain on equity holdings	6,240	-	6,240
Depreciation and amortization	-	(74)	(74)
Other operating expenses	(19)	-	(19)
Interest expense, net	-	(29)	(29)
Segment income (loss) before taxes	5,976	(5)	5,971

Corporate and other non-segment operating expenses			(1,107)
Stock-based compensation			(250)
Foreign currency transaction gain			2
Interest income, net			34
Income from continuing operations before taxes			$4,650

	Six Months Ended June 30, 2026
	Merchant Banking	Real Estate	Total
Rental income	$-	$208	$208
Merchant banking advisory fees	265	-	265
Total revenue	265	208	473

Compensation costs	(525)	-	(525)
Professional fees	(243)	-	(243)
Loss on equity holdings	(9,176)	-	(9,176)
Gain on forward purchase agreement derivative	705	-	705
Depreciation and amortization	-	(148)	(148)
Other operating expenses	(347)	-	(347)
Interest expense, net	-	(47)	(47)
Segment (loss) income before taxes	(9,321)	13	(9,308)

Corporate and other non-segment operating expenses			(4,169)
Stock-based compensation			(246)
Foreign currency transaction loss			(26)
Gain on financial instruments			378
Interest income, net			221
Loss from continuing operations before taxes			$(13,150)

	Six Months Ended June 30, 2025
	Merchant Banking	Real Estate	Total
Rental income	$-	$207	$207
Merchant banking advisory fees	237	-	237
Total revenue	237	207	444

Compensation costs	(469)	-	(469)
Professional fees	(242)	-	(242)
Loss on equity holdings	(179)	-	(179)
Depreciation and amortization	-	(144)	(144)
Other operating expenses	(35)	-	(35)
Interest expense, net	-	(58)	(58)
Segment (loss) income before taxes	(688)	5	(683)

Corporate and other non-segment operating expenses			(3,002)
Stock-based compensation			(425)
Foreign currency transaction loss			2
Interest income, net			59
Loss from continuing operations before taxes			$(4,049)

The following table presents the Company’s specifically identifiable assets for each of the Company’s segments as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Merchant Banking	Real Estate	Corporate & Discontinued Operations	Total
Segment assets	$25,109	$1,986	$42,233	$69,328

	December 31, 2025
	Merchant Banking	Real Estate	Corporate & Discontinued Operations	Total
Segment assets	$14,670	$2,208	$146,966	$163,844

The “Corporate & Discontinued Operations” segment assets as of December 31, 2025 includes $13.9 million of assets of discontinued operations related to the Company’s reinsurance business, which was sold during the first quarter of 2026 and $119.4 million of assets of discontinued operations related to the Company’s digital assets business, which the Company exited during the second quarter of 2026.

Note 15. Subsequent Events

The Company’s management has evaluated subsequent events after the consolidated balance sheet dated as of June 30, 2026, through the date of filing of this Form 10-Q. Based on the evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosure in the notes thereto.

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

Management cautions that the forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, the Company’s ability to execute its business plans which are contemplated to include increasing the Company’s scale through acquisition, fluctuations in the real estate industry, the Company’s ability to achieve profitable operations, customer acceptance of new products and services, general conditions in the global economy; risks associated with operating in the merchant banking industry; risks of not being able to execute on our asset management strategy and potential loss of value of our holdings; risk of becoming an investment company; fluctuations in our short-term results as we implement our business strategies; risks of not being able to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; and potential conflicts of interest between us and our directors and executive officers.

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

Overview

FG Nexus is a holding company incorporated in the state of Nevada. Our common stock and Series A preferred shares are currently listed on Nasdaq under the symbols “FGNX” and “FGNXP,” respectively. The Company currently conducts business through its business segments including merchant banking and real estate.

Merchant Banking

Merchant banking services include various strategic, administrative, and regulatory support services to newly formed SPACs (our “SPAC Platform”). Additionally, the Company co-founded a partnership, FG Merchant Partners, LP (“FGMP”), to participate as a co-sponsor for newly formed SPACs and other merchant banking clients.

The Company’s merchant banking group provides advisory services, facilitates capital formation and allocates capital to equity holdings. In our SPAC Platform, this also includes launching, sponsoring and providing strategic, administrative, and regulatory support services to newly formed SPACs. Our merchant banking division has facilitated the launch of several new companies, including FG Communities, Inc. (“FG Communities”), a self-managed real estate company focused on a growing portfolio of manufactured housing communities that are owned and operated by FG Communities, Craveworthy LLC (“Craveworthy”), an innovative fast casual restaurant platform company, and Saltire Holdings Ltd. (“Saltire”), a Canadian public company that allocates capital to equity, debt and/or hybrid securities of high-quality private companies, among others.

Real Estate

The Company owns real estate in Quebec, Canada that is leased pursuant to a long-term triple net operating lease.

Recent Developments and Transactions

Exiting Digital Assets Business

In August 2025, we launched our digital asset business and adopted Ether, the native cryptocurrency of the Ethereum blockchain (“Ether” or “ETH”) as our primary treasury asset. In June 2026, our Board of Directors (the “Board”) authorized management to continue reducing the Company’s exposure to digital assets by exiting our digital asset business. We completed the sale of all of our previously held digital assets prior to June 30, 2026.

Potential Business Combination with FG Communities

In April 2026, we announced that our Board was reviewing potential strategic alternatives to enhance long-term stockholder value and further our strategic objectives. As part of this review, the Board discussed a potential business combination transaction with FG Communities (the “Potential Transaction”) to establish a durable, income-producing real estate business that addresses critical housing needs. The Board has established a special committee composed solely of independent directors (the “Special Committee”) to evaluate the Potential Transaction or other strategic alternatives. The Special Committee is continuing to evaluate potential transactions and has retained an independent financial advisor to provide a fairness opinion for the Potential Transaction and to assist in the Board’s evaluation and negotiation of the Potential Transaction. In June 2026, the Board also authorized management to reallocate capital to real estate acquisitions in connection with our exit from the digital asset business. We intend to advance our strategy to build a leading platform for tangible assets and believe that the establishment of an in-house real estate division, along with the Potential Transaction with FG Communities would accelerate a strategic expansion into income-producing affordable housing, providing a durable foundation for long-term growth and scalable capital formation.

If the Potential Transaction is completed, we expect it would have a material impact on our future business operations, risks and opportunities, as well as our overall financial position, results of operations, segment and other financial reporting in future periods. The Board’s discussions with respect to the Potential Transaction are preliminary in nature and no decisions or agreements have been reached. There can be no assurance that the Potential Transaction will ultimately be pursued or consummated.

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

Letter of Intent to Sell Quebec Real Estate

In October 2025, we signed a non-binding letter of intent to sell our Quebec property for $15.0 million CAD, or approximately $11.0 million USD. The letter of intent does not constitute a binding agreement. As of June 30, 2026, we do not believe closing of a sale transaction under the previous letter of intent to be probable. We continue to hold the real estate as part of our ongoing real estate operations and the property is classified as held and used.

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

Results of Operations

Management’s discussion and analysis of financial condition and results of operations reflects the continuing operations of the Company as they existed as of June 30, 2026.

	Three Months Ended Months June 30,
	2026	2025	$ Change	% Change
Total revenue	$242	$207	$35	16.9%

General and administrative expenses	(2,258)	(1,549)	(709)	45.8%
Stock-based compensation	(129)	(250)	121	(48.4)%
Loss on impairment and disposal of assets	-	(5)	5	(100.0)%
Loss from operations	(2,145)	(1,597)	(548)	34.3%
Interest income, net	130	5	125	n/m
Loss (gain) on equity holdings	(9,208)	6,240	(15,448)	(247.6)%
Gain on financial instruments	1,181	-	1,181	100.0%
Foreign currency translation gain	-	2	(2)	(100.0)%
Loss from continuing operations before income taxes	(10,042)	4,650	(14,692)	(316.0)%
Income tax expense	(205)	(210)	5	(2.4)%
Net (loss) income from continuing operations	$(10,247)	$4,440	$(14,687)	(330.8)%

	Six Months Ended Months June 30,
	2026	2025	$ Change	% Change
Total revenue	$473	$444	$29	6.5%

General and administrative expenses	(5,432)	(3,887)	(1,545)	39.7%
Stock-based compensation	(246)	(425)	179	(42.1)%
Loss on impairment and disposal of assets	-	(5)	5	(100.0)%
Loss from operations	(5,205)	(3,873)	(1,332)	34.4%
Interest income, net	174	1	173	n/m
Loss on equity holdings	(9,176)	(179)	(8,997)	n/m
Gain on financial instruments	1,083	-	1,083	100.0%
Foreign currency translation (loss) gain	(26)	2	(28)	(1,400.0)%
Loss from continuing operations before income taxes	(13,150)	(4,049)	(9,101)	224.8%
Income tax expense	(196)	(142)	(54)	38.0%
Net loss from continuing operations	$(13,346)	$(4,191)	$(9,155)	218.4%

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

Revenue of $0.2 million during the three months ended June 30, 2026 included $0.1 million of merchant banking advisory fees and $0.1 million of rental income. Total revenue during the three months ended June 30, 2025 also consisted of $0.1 million of merchant banking advisory fees and $0.1 million of rental income.

Loss from operations increased to $2.1 million during the three months ended June 30, 2026 as compared to $1.6 million during the three months ended June 30, 2025. General and administrative expenses increased $0.7 million during the three months ended June 30, 2026 as compared to the prior year period primarily due to higher compensation costs and legal fees, as well as professional fees and public relations expenses incurred as we operated our ETH treasury operations. The increase in general and administrative expenses was partially offset by a reduction in stock-based compensation expense.

The three months ended June 30, 2026 included an equity method loss on the shares of Saltire of $9.7 million, which included an other-than-temporary write down of the carrying value of $11.2 million, as compared to a $3.6 million equity method gain on the shares of Saltire in three months ended June 30, 2025. The remainder of the net loss on equity holdings and other holdings during the three months ended June 30, 2026 included a $0.6 million gain related to our USFM cost method equity holding, which was offset by a $0.5 million unrealized loss on our fair value method equity holding due to a change in the quoted market price of FG Merger II Corp. The remainder of the net loss on equity holdings and other holdings during the three months ended June 30, 2025 related to holdings distributed to the CVR Trust in August 2025.

Net loss from continuing operations increased to $10.2 million during the three months ended June 30, 2026 compared to net income from continuing operations of $4.4 million during the three months ended June 30, 2025 primarily due to unrealized losses on our equity holdings in the current period compared to gains in the prior year period, partially offset by the gain on financial instruments during the current year.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

Revenue of $0.5 million during the six months ended June 30, 2026 included $0.3 million of merchant banking advisory fees and $0.2 million of rental income. Total revenue during the first half of 2025 consisted of $0.2 million of merchant banking advisory fees and $0.2 million of rental income.

Loss from operations increased to $5.2 million during the six months ended June 30, 2026 as compared to $3.9 million during the six months ended June 30, 2025. General and administrative expenses increased $1.5 million during the six months ended June 30, 2026 as compared to the prior year period primarily due to higher compensation costs, audit fees and legal expenses, as well as professional fees and public relations expenses incurred as we operated our ETH treasury operations. The increase in general and administrative expenses was partially offset by a reduction in stock-based compensation expense.

The six months ended June 30, 2026 included an equity method loss on the shares of Saltire of $9.7 million, which included an other-than-temporary write down of the carrying value of $11.2 million, as compared to a $2.0 million equity method gain on the shares of Saltire in six months ended June 30, 2025. The remainder of the net loss on equity holdings and other holdings during the six months ended June 30, 2026 included a $0.6 million gain related to our USFM cost method equity holding, which was offset by a $0.5 million unrealized loss on our fair value method equity holding due to a change in the quoted market price of FG Merger II Corp. The remainder of the net loss on equity holdings and other holdings during the six months ended June 30, 2025 related to holdings distributed to the CVR Trust in August 2025.

Net loss from continuing operations increased to $13.3 million during the six months ended June 30, 2026 compared to $4.2 million during the six months ended June 30, 2025 primarily due to unrealized losses on our equity holdings in the current period compared to gains in the prior year period, as well as an increase in general and administrative expenses, partially offset by the gain on financial instruments during the current year.

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

Equity Holdings

The valuation of the Company’s equity holdings requires management judgment, particularly for holdings accounted for under the equity method and cost method without readily determinable fair values. Judgment regarding the level of influence over each equity method holding includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Management evaluates equity method holdings for indicators of other-than-temporary impairment and evaluates cost method holdings for observable price changes and impairment indicators. These assessments involve judgment regarding quoted market prices, recent transactions, issuer-specific developments, market conditions and the expected recoverability of carrying amounts. During the three and six months ended June 30, 2026, the Company recorded an $11.2 million impairment charge related to its Saltire equity method holding and a $0.6 million gain related to an observable price change in its USFM cost method holding.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of June 30, 2026 or December 31, 2025.

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

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $24.9 million. Subsequent to June 30, 2026, we received $15.5 million in connection with the redemption of the FG Merger II Corp. equity holdings and an additional $15.0 million related to the receivable from sale of ETH digital assets. As of July 31, 2026, we had cash and cash equivalents of approximately $51.4 million.

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they become due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, proceeds from capital raises, sales of ETH digital assets and certain equity holdings and credit facilities.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the six months ended June 30, 2026 and 2025 (in thousands).

	Six Months Ended June 30,
Summary of Cash Flows	2026	2025
Cash and cash equivalents – beginning of period	$13,395	$6,562

Net cash (used in) provided by operating activities from continuing operations	(9,301)	2,004
Net cash provided by investing activities from continuing operations	45,118	3,467
Net cash used in financing activities from continuing operations	(22,805)	(1,402)
Effect of exchange rate changes on cash and cash equivalents	(13)	9
Net increase in cash and cash equivalents from continuing operations	12,999	4,078
Net increase in cash and cash equivalents from discontinued operations	(1,471)	(398)
Cash and cash equivalents – end of period	$24,923	$10,242

For the first half of 2026, net cash used in operating activities from continuing operations was approximately $9.3 million compared to cash provided by operating activities from continuing operations of $2.0 million for the first half of 2025. Cash used in operations increased during the first half of 2026 as a result of higher operating expenses as well as an increase in working capital uses.

For the first half of 2026, net cash provided by investing activities from continuing operations was approximately $45.1 million, compared to $3.5 million during the first half of 2025. Cash provided by investing activities during the first half of 2026 primarily included $61.0 million of ETH sales and $0.2 million repayment of a note receivable, partially offset by $15.7 million outflow from purchase of equity holdings. Cash provided by investing activities during the first half of 2025 included $3.6 million of proceeds from the sale of equity securities and $0.1 million repayment of a note receivable, partially offset by $0.3 million of purchases of equity securities.

For the first half of 2026, net cash used in financing activities from continuing operations was approximately $22.8 million compared to $1.4 million during the first half of 2025. Cash used in financing activities during the first half of 2026 included $22.0 million of purchases under our common and preferred share buyback programs, and $0.1 million of principal payments on debt, $0.7 million of payments of dividends on our Series A Preferred Shares. Cash used in financing activities during the first half of 2025 primarily included $0.2 million of principal payments on debt, $0.3 million of withholding taxes paid related to the net settlement of the vesting of RSUs and $0.9 million of payments of dividends on our Series A Preferred Shares.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors applicable to the Company after its exit from the digital asset business that were previously disclosed in Part I, Item 1A. “Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 27, 2026.

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

The following table provides information about purchases made by us of our common stock for each month included in the second quarter of 2026:

Period	Total number of shares purchased	Average price paid per share, including commissions	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(in thousands, except per share amounts)
April 2026	229	$6.49	229	$163,635
May 2026	470	$7.30	470	$160,204
June 2026	237	$6.89	237	$158,570
Quarter Ended June 30, 2026	936	$7.00	936	$158,570

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

The following table provides information about purchases made by us of our preferred stock for each month included in the second quarter of 2026:

Period	Total number of shares purchased	Average price paid per share, including commissions	Total number of shares purchased as part of publicly announced plans or programs	The maximum number of shares that may still be purchased under the plans or programs
	(in thousands, except per share amounts)
April 2026	25	$25.69	25	652
May 2026	3	$25.72	3	649
June 2026	28	$25.30	28	621
Quarter Ended June 30, 2026	56	$25.50	56	621

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.

Exhibit	Description
3.1	Articles of Incorporation, as filed with the Secretary of State of the State of Nevada (incorporated by reference to exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on December 9, 2022).
3.2	Certificate of Correction, dated October 11, 2022, to the Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation of FG Financial Group, Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 12, 2022).
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation of Fundamental Global Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 29, 2024).
3.4	Certificate of Change of Fundamental Global Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2024).
3.5	Certificate of Amendment, dated September 5, 2025, to Amended and Restated Articles of Incorporation of FG Nexus Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 8, 2025).
3.6	Certificate of Amendment, dated October 6, 2025, to Amended and Restated Articles of Incorporation of FG Nexus Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 8, 2025).
3.7	Certificate of Change filed by FG Nexus Inc. dated February 10, 2026 (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 12, 2026).
3.8	By-Laws (incorporated by reference to exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on December 9, 2022).
3.9	First Amendment, effective October 13, 2025, to By-Laws of FG Nexus Inc. (incorporated by reference to exhibit 3.8 to the Registration Statement on Form S-3ASR filed with the SEC on October 14, 2025).
3.10	Amendment, effective February 24, 2026, to By-Laws of FG Nexus Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from FG Nexus Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Loss (unaudited); (iv) the Condensed Consolidated Statements of Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited).
104	XBRL Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FG NEXUS INC.

Date: August 12, 2026	By:	/s/ D. Kyle Cerminara
D. Kyle Cerminara, Chief Executive Officer
(principal executive officer)

Date: August 12, 2026	By:	/s/ Mark D. Roberson
Mark D. Roberson, Chief Financial Officer
(principal financial officer)

Date: August 12, 2026	By:	/s/ Todd R. Major
Todd R. Major, Chief Accounting Officer
(principal accounting officer)

