Form 10-Q
period 2026-09-30
FG Communities Holdings Inc.
filed 2026-11-06
CIK 1591890

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36366

FG Communities Holdings Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-1119100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3540 Toringdon Way, Suite 200 #1074, Charlotte, NC 28277

(Address of principal executive offices and zip code)

(704) 994-8279

(Registrant’s telephone number, including area code)

FG Nexus Inc.

6408 Bannington Road, Charlotte, NC 28226

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	FGC	The Nasdaq Stock Market LLC
8.00% Cumulative Preferred Stock, Series A, $25.00 par value per share	FGCPP	The Nasdaq Stock Market LLC

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2026 was 4,575,300.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FG Communities Holdings Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025 (1)
	(Unaudited)
ASSETS
Cash and cash equivalents	$35,115	$13,395
Equity holdings	19,377	14,670
Property, plant and equipment, net	1,918	2,208
Assets of discontinued operations	-	133,267
Other assets	3,383	304
Total assets	$59,793	$163,844

LIABILITIES
Accounts payable and accrued expenses	$2,125	$4,631
Short-term debt, net of issuance costs	1,775	1,923
Deferred income taxes, net	444	365
Liabilities of discontinued operations	129	10,134
Other liabilities	-	3,300
Total liabilities	4,473	20,353

Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Series A Preferred Shares, $25.00 par and liquidation value, 10,000,000,000 shares authorized, 601,412 shares issued and outstanding as of September 30, 2026 and 888,884 shares issued and outstanding as of December 31, 2025	15,035	22,223
Common stock, $0.001 par value; 180,000,000,000 shares authorized, 8,735,799 issued and 4,594,068 outstanding as of September 30, 2026 and 8,698,994 issued and 7,080,747 outstanding as of December 31, 2025 (2)	70	70
Treasury stock (4,141,731 and 1,618,248 shares at cost as of September 30, 2026 and December 31, 2025, respectively)	(48,900)	(26,133)
Additional paid-in capital	217,089	216,682
Accumulated deficit	(127,056)	(68,743)
Accumulated other comprehensive loss	(918)	(608)
Total stockholders’ equity	55,320	143,491
Total liabilities and stockholders’ equity	$59,793	$163,844

(1)	Derived from the audited consolidated balance sheet.
(2)	Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 5 reverse stock split that became effective on February 13, 2026.

See accompanying notes to condensed consolidated financial statements.

FG Communities Holdings Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Rental income	$104	$104	$311	$311
Merchant banking advisory fees	128	147	393	385
Total revenue	232	251	704	696

Expenses:
General and administrative expenses	(1,844)	(2,898)	(7,276)	(6,787)
Stock-based compensation	(135)	(7,350)	(381)	(7,775)
Loss on impairment and disposal of assets	-	-	-	(5)
Loss from operations	(1,747)	(9,997)	(6,953)	(13,871)
Other income (expense):
Interest income (expense), net	336	13	510	(40)
Gain (loss) on equity holdings	928	(7,289)	(8,248)	(7,468)
Gain on financial instruments	169	-	1,252	-
Foreign currency transaction gain (loss)	6	(5)	(20)	(4)
Total other income (expense), net	1,439	(7,281)	(6,506)	(7,512)
Loss from continuing operations before income taxes	(308)	(17,278)	(13,459)	(21,383)
Income tax benefit (expense)	90	(103)	(106)	(245)
Net loss from continuing operations	(218)	(17,381)	(13,565)	(21,628)
Net (loss) income from discontinued operations (Note 3)	(137)	13,990	(43,717)	13,953
Net loss	(355)	(3,391)	(57,282)	(7,675)
Premium on repurchase of Series A Preferred Shares	(10)	-	(26)	-
Dividends declared on Series A Preferred Shares	(310)	(447)	(1,005)	(1,341)
Net loss attributable to common shareholders	$(675)	$(3,838)	$(58,313)	$(9,016)

Basic and diluted net (loss) income per common share:
Continuing operations	$(0.10)	$(7.61)	$(2.47)	$(23.98)
Discontinued operations	(0.03)	5.97	(7.39)	14.57
Total	$(0.13)	$(1.64)	$(9.86)	$(9.41)

Weighted average common shares outstanding:
Basic and diluted (1)	5,047	2,343	5,914	958

(1)	Information pertaining to the number of shares outstanding and per share data gives retroactive effect to a 1 for 5 reverse stock split that became effective on February 13, 2026.

See accompanying notes to condensed consolidated financial statements.

FG Communities Holdings Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net loss	$(355)	$(3,391)	$(57,282)	$(7,675)
Adjustment to postretirement benefit obligation	-	138	-	109
Unrealized currency translation (loss) gain of equity method holdings	(267)	48	(328)	70
Currency translation adjustment	-	651	18	875
Total other comprehensive (loss) income	(267)	837	(310)	1,054
Comprehensive loss	$(622)	$(2,554)	$(57,592)	$(6,621)

See accompanying notes to condensed consolidated financial statements.

FG Communities Holdings Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Preferred Stock		Common Stock
	Shares Outstanding	Amount	Shares Outstanding(1)	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2025	889	$22,223	7,081	$70	$(26,133)	$216,682	$(68,743)	$(608)	$143,491
Net loss	-	-	-	-	-	-	(38,638)	-	(38,638)
Repurchase of Series A Preferred Shares	(212)	(5,294)	-	-	-	-	12	-	(5,282)
Repurchase of common stock	-	-	(557)	-	(8,747)	-	-	-	(8,747)
Vesting of restricted stock	-	-	6	-	-	-	-	-	-
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	-	(370)	-	(370)
Net other comprehensive income	-	-	-	-	-	-	-	180	180
Stock-based compensation	-	-	-	-	-	117	-	-	117
Balance at March 31, 2026	677	16,929	6,530	70	(34,880)	216,799	(107,739)	(428)	90,751
Net loss	-	-	-	-	-	-	(18,289)	-	(18,289)
Repurchase of Series A Preferred Shares	(56)	(1,409)	-	-	-	-	(28)	-	(1,437)
Repurchase of common stock	-	-	(936)	-	(6,551)	-	-	-	(6,551)
Vesting of restricted stock and payment of withholding taxes	-	-	16	-	-	(40)	-	-	(40)
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	-	(325)	-	(325)
Net other comprehensive loss	-	-	-	-	-	-	-	(223)	(223)
Stock-based compensation	-	-	-	-	-	235	-	-	235
Balance at June 30, 2026	621	15,520	5,610	70	(41,431)	216,994	(126,381)	(651)	64,121
Net loss	-	-	-	-	-	-	(355)	-	(355)
Repurchase of Series A Preferred Shares	(20)	(485)	-	-	-	-	(10)	-	(495)
Repurchase of common stock	-	-	(1,031)	-	(7,469)	-	-	-	(7,469)
Vesting of restricted stock and payment of withholding taxes	-	-	15	-	-	(40)	-	-	(40)
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	-	(310)	-	(310)
Net other comprehensive loss	-	-	-	-	-	-	-	(267)	(267)
Stock-based compensation	-	-	-	-	-	135	-	-	135
Balance at September 30, 2026	601	$15,035	4,594	$70	$(48,900)	$217,089	$(127,056)	$(918)	$55,320

	Preferred Stock		Common Stock
	Shares Outstanding	Amount	Shares Outstanding(1)	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2024	895	$22,365	254	$29	$50,924	$(229)	$1,108	$74,197
Net loss	-	-	-	-	-	(9,755)	-	(9,755)
Vesting of restricted stock	-	-	1	-	-	-	-	-
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(447)	-	(447)
Net other comprehensive loss	-	-	-	-	-	-	(17)	(17)
Stock-based compensation	-	-	-	-	175	-	-	175
Balance at March 31, 2025	895	22,365	255	29	51,099	(10,431)	1,091	64,153
Net income	-	-	-	-	-	5,472	-	5,472
Vesting of restricted stock and payment of withholding taxes	-	-	13	-	(315)	-	-	(315)
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(447)	-	(447)
Net other comprehensive income	-	-	-	-	-	-	234	234
Stock-based compensation	-	-	-	-	250	-	-	250
Balance at June 30, 2025	895	22,365	268	29	51,034	(5,406)	1,325	69,347
Net loss	-	-	-	-	-	(3,391)	-	(3,391)
Proceeds from private placement, net of offering costs	-	-	7,305	36	192,038	-	-	192,074
Proceeds from ATM, net of offering costs	-	-	396	2	14,113	-	-	14,115
Transfer of assets to CVR Trust	-	-	-	-	(48,864)	-	-	(48,864)
Vesting of restricted stock and payment of withholding taxes	-	-	9	-	-	-	-	-
Dividends on Series A Preferred Shares ($0.50 per share)	-	-	-	-	-	(447)	-	(447)
Net other comprehensive income	-	-	-	-	-	-	837	837
Stock-based compensation	-	-	-	-	7,350	-	-	7,350
Balance at September 30, 2025	895	$22,365	7,978	$67	$215,671	$(9,244)	$2,162	$231,021

(1)	Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 5 reverse stock split that became effective on February 13, 2026.

See accompanying notes to condensed consolidated financial statements.

FG Communities Holdings Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss from continuing operations	$(13,565)	$(21,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Net unrealized loss on fair value equity holdings	-	2,537
Loss from equity method holdings	8,831	6,903
Unrealized gain from cost method holdings	(583)	-
Gain on forward purchase agreement derivative	(639)	-
Loss on disposal of fixed assets	-	5
Net realized gain on sale of equity holdings	-	(1,056)
Depreciation and amortization	221	231
Deferred income taxes	96	(717)
Stock compensation expense	381	7,775
Changes in operating assets and liabilities:
Other assets	(1,040)	(724)
Current income taxes	(1,117)	(74)
Accounts payable and accrued expenses	(1,623)	5,048
Net cash used in operating activities from continuing operations	(9,038)	(1,700)
Net cash used in operating activities from discontinued operations	(2,262)	(3,051)
Net cash used in operating activities	(11,300)	(4,751)

Cash flows from investing activities:
Proceeds from sales of equity securities	-	3,214
Proceeds from redemption of Saltire preferred shares	-	7,500
Proceeds from sales (purchases) of ETH digital assets	75,831	(171,720)
Purchases of equity securities	(11,500)	(887)
(Issuance) collection of note receivable, net	(150)	3
Net cash provided by (used in) investing activities from continuing operations	64,181	(161,890)
Net cash provided by investing activities from discontinued operations	-	5,592
Net cash provided by (used in) investing activities	64,181	(156,298)

Cash flows from financing activities:
Proceeds from Private Placement Offering, net of costs	-	168,085
Proceeds from sales under ATM Offering, net of costs	-	14,115
Payment of dividends on preferred shares	(1,004)	(1,342)
Distribution of cash to CVR Trust	-	(17,957)
Net repayments on credit facility	(83)	-
Purchases of common shares	(22,767)	-
Purchases of Series A preferred shares	(7,214)	-
Payment of withholding taxes in connection with vesting of RSUs	(81)	(314)
Principal payments on short-term debt	-	(219)
Net cash (used in) provided by financing activities from continuing operations	(31,149)	162,368
Net cash used in financing activities from discontinued operations	-	(408)
Net cash (used in) provided by financing activities	(31,149)	161,960

Effect of exchange rate changes on cash and cash equivalents from continuing operations	(12)	22
Net increase (decrease) in cash and cash equivalents from continuing operations	23,982	(1,200)
Net (decrease) increase in cash and cash equivalents from discontinued operations	(2,262)	2,133
Net increase in cash and cash equivalents	21,720	933

Cash and cash equivalents at beginning of period	13,395	6,562
Cash and cash equivalents at end of period	$35,115	$7,495

See accompanying notes to condensed consolidated financial statements.

FG Communities Holdings Inc.

Notes to Condensed Consolidated Financial Statements

Note 1. Nature of Business

FG Communities Holdings Inc. (formerly FG Nexus Inc.) (“FG Communities Holdings”, the “Company”, “we”, or “us”), is a Nevada corporation focused on the acquisition, ownership and operation of income-producing real estate, with an emphasis on manufactured housing communities. The Company also conducts merchant banking activities, including advisory services, capital formation and investments in other businesses.

Real Estate Strategy and Operations

In June 2026, the Company’s Board of Directors (the “Board”) authorized management to allocate capital to direct real estate acquisitions in connection with the Company’s exit from its digital asset business. The Company’s real estate strategy focuses on acquiring and operating manufactured housing communities that provide affordable housing.

As of September 30, 2026, the Company’s directly owned real estate consisted of a property in Quebec, Canada, leased under a long-term triple-net operating lease. In October 2026, the Company acquired its initial manufactured housing communities. These acquisitions will be included in the Company’s real estate segment beginning in the fourth quarter of 2026.

Separately, during September 2026, the Company invested $10.0 million in common shares of FG Communities, Inc. (“FGCI”), a privately held company that owns and operates manufactured housing communities. FGCI remains a separate, independently operated company. The Company’s investment in FGCI is distinct from its direct ownership of real estate and is reported within its merchant banking segment. See Notes 4 and 10.

Operating Segments

As of September 30, 2026, the Company had two primary operating segments. See Note 14 for segment financial information.

Real Estate

The real estate segment includes rental income and expenses associated with the Company’s Quebec property. Directly owned manufactured housing communities acquired after September 30, 2026 will be included in the real estate segment in future financial statements.

Merchant Banking

The merchant banking segment includes advisory and support services provided through FG Management Solutions LLC, special purpose acquisition company (“SPAC”) sponsorship activities and the Company’s equity holdings. Services provided include strategic, administrative and regulatory support for SPACs and other merchant banking clients. The Company also co-founded FG Merchant Partners, LP (“FGMP”) to participate in SPAC sponsorships and other merchant banking activities.

Discontinued Operations

The Company exited its digital asset business during the second quarter of 2026 and sold all of its remaining digital assets before June 30, 2026. The Company also completed the sale of its remaining reinsurance business during the first quarter of 2026 and transferred its managed services business to the CVR Trust during August 2025.

The results of these businesses are presented as discontinued operations for the applicable periods. See Note 3.

Recent Developments and Transactions

Reverse Stock Split

On January 21, 2026, our Board approved a reverse stock split of the authorized, issued and outstanding shares of our common stock, par value $0.001 per share (the “Common Stock”) at a ratio of one (1)-for-five (5) (the “Reverse Stock Split”). The Reverse Stock Split became effective on February 13, 2026 (the “Effective Date”) and our common shares began trading on a split-adjusted basis at the commencement of trading on the same day. No fractional shares were issued in connection with the Reverse Stock Split, rather stockholders who would have otherwise received fractional shares received cash payments in lieu of such fractional shares. After the Reverse Stock Split, we had 6,555,124 shares of Common Stock outstanding. All equity awards outstanding immediately prior to the Reverse Stock Split were adjusted to reflect the Reverse Stock Split. As a result of the Reverse Stock Split, all references to Common Stock in this Quarterly Report on Form 10-Q (this “Form 10-Q”) have been adjusted to reflect the Reverse Stock Split.

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

Letter of Intent to Sell Quebec Real Estate

In October 2025, the Company signed a non-binding letter of intent to sell its Quebec property for $15.0 million CAD, or approximately $11.0 million USD. The letter of intent did not constitute a binding agreement. The Company no longer expects to sell the Quebec property under the previous letter of intent. The Company continues to hold the real estate as part of its ongoing real estate operations and the property is classified as held and used.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and all controlled domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Unless specifically indicated otherwise, references to the “Company” include the Company and its controlled domestic and foreign subsidiaries.

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

In addition, the current and historical financial results of managed services, reinsurance and digital assets are presented as discontinued operations and are excluded from results from continuing operations in the accompanying condensed consolidated financial statements. The proceeds received from the sale of Ethereum (“ETH”) have been presented as inflows from continuing operations as those funds are expected to be used to fund the Company’s ongoing operations.

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

Use of Management Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods. Estimates and their underlying assumptions are reviewed on an ongoing basis. Changes in estimates are recorded in the accounting period in which they are determined.

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

The determination of whether a legal entity is consolidated under either model is reassessed where there is a substantive change in the governing documents or contractual arrangements of the entity, to the capital structure of the entity or in the activities of the entity. Management continuously reassesses whether it should consolidate under either model. There have been no changes to the legal entities that are consolidated during the nine months ended September 30, 2026. The Company does not have any non-consolidated VIEs as of September 30, 2026.

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

Staking

Native Staking

Beginning in the third quarter of 2025, the Company used the proceeds from its capital raising activities to acquire and deploy ETH in native staking activities. The Company has entered into separate contractual agreements with various third-party entities to facilitate its ETH staking activities. The Company commenced native staking in August of 2025, which continued through December 2025. The Company did not engage in native staking activities during the nine months ended September 30, 2026.

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

Since wstETH is accounted for under ASC 350-30, increases in wstETH fair value while the Company remains staked with the liquid staking protocols, were not recognized. There was no ongoing performance obligation following the staking of ETH through the liquid staking protocol. Additionally, wstETH is a non-rebasing token, meaning its quantity remains fixed over time. Staking rewards are not continuously reflected in token balances but are instead realized separately. Staking rewards are therefore recognized only when the wstETH is redeemed, measured at the fair value of ETH at contract inception, which is when the ETH were staked. The Company redeemed its wstETH during the second quarter of 2026. Accordingly, the Company recognized revenue from staking rewards on its wstETH during the nine months ended September 30, 2026, which is included as part of net loss from discontinued operations.

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

Gains and losses related to ETH option contracts, including the effects of fair value remeasurement and settlements, are recorded within Gain on financial instruments on the condensed consolidated statements of operations.

The fair value of ETH option contracts is determined using observable market inputs where available, including quoted prices for similar instruments, ETH spot prices, implied volatility, time to expiration, and counterparty credit considerations. These inputs are classified within Level 2 of the fair value hierarchy.

As of September 30, 2026, the Company did not have any outstanding ETH option contracts. For the three and nine months ended September 30, 2026, the Company recognized a net realized gain of $0 and $0.4 million, respectively, attributable to options trades. The Company had no derivative trading during the three or nine months ended September 30, 2025. As a result of exiting the digital asset business, the Company does not expect to enter into ETH-denominated option contracts in the future.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of September 30, 2026 or December 31, 2025.

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk include holdings in equity securities and cash.

The Company maintains its cash with a major U.S. domestic banking institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000. As of September 30, 2026, the Company held funds in excess of these FDIC insured amounts. The terms of these deposits are on demand to mitigate some of the associated risk. The Company has not incurred losses related to these deposits.

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

Based upon the Company’s historical forfeiture rates relating to stock options and RSUs, the Company has not made any adjustment to stock compensation expense for expected forfeitures as of September 30, 2026.

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

Note 3. Discontinued Operations

Digital Assets

Following the private placement that closed in August 2025, the Company previously transitioned its operations to focus primarily on the tokenization of real-world assets supported by a digital asset treasury model with ETH as the Company’s initial primary treasury asset. The Company’s treasury strategy was focused on commercializing and expanding the tokenization of real-world assets, potentially including affordable housing, reinsurance, real estate and other asset classes. The Company’s digital asset portfolio was comprised of a combination of ETH and wrapped staked ETH (“wstETH”).

In June 2026, the Company’s Board authorized management to exit the Company’s digital asset business. As a result, the Company sold all of its cryptocurrency assets prior to the end of the second quarter of 2026.

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

The major line items constituting the net (loss) income from discontinued operations during the three and nine months ended September 30, 2026 and September 30, 2025 are as follows (in thousands):

	Three Months Ended September 30, 2026
	Digital Assets	Reinsurance	Total
Staking rewards	$-	$-	$-

General and administrative expenses	(29)	-	(29)
Loss on ETH digital assets	(108)	-	(108)
Total expenses	(137)	-	(137)
Loss from operations	(137)	-	(137)
Other expense	-	-	-
Loss from discontinued operations before taxes	(137)	-	(137)
Income tax expense	-	-	-
Net loss from discontinued operations	$(137)	$-	$(137)

	Three Months Ended September 30, 2025
	Digital Assets	Managed Services	Reinsurance	Total
Net product and services revenue	$641	$3,941	$-	$4,582
Net premiums earned	-	-	2,017	2,017
Total revenue	641	3,941	2,017	6,599
Cost of products and services revenues	-	(3,233)	-	(3,233)
Net losses and loss adjustment expenses	-	-	(1,691)	(1,691)
Amortization of deferred policy acquisition costs	-	-	(551)	(551)
Realized loss on cryptocurrency assets	(21)	-	-	(21)
Unrealized gain on ETH digital assets	14,078	-	-	14,078
Selling and administrative expenses	(454)	(380)	(339)	(1,173)
Total expenses	13,603	(3,613)	(2,581)	7,409
Income (loss) from operations	14,244	328	(564)	14,008
Other expense	-	(7)	(11)	(18)
Income (loss) from discontinued operations before taxes	14,244	321	(575)	13,990
Income tax expense	-	-	-	-
Net income (loss) from discontinued operations	$14,244	$321	$(575)	$13,990

	Nine Months Ended September 30, 2026
	Digital Assets	Reinsurance	Total
Staking rewards	$144	$-	$144

General and administrative expenses	(1,815)	-	(1,815)
Loss on ETH digital assets	(41,276)	-	(41,276)
Gain on digital intangible assets	398	-	398
Impairment of digital intangible assets	(2,793)	-	(2,793)
Gain on sale of reinsurance business	-	1,625	1,625
Total expenses	(45,486)	1,625	(43,861)
(Loss) income from operations	(45,342)	1,625	(43,717)
Other expense	-	-	-
(Loss) income from discontinued operations before taxes	(45,342)	1,625	(43,717)
Income tax expense	-	-	-
Net (loss) income from discontinued operations	$(45,342)	$1,625	$(43,717)

	Nine Months Ended September 30, 2025
	Digital Assets	Managed Services	Reinsurance	Total
Net product and services revenue	$641	$19,387	$-	$20,028
Net premiums earned	-	-	12,214	12,214
Total revenue	641	19,387	12,214	32,242
Cost of products and services revenues	-	(16,020)	-	(16,020)
Net losses and loss adjustment expenses	-	-	(7,022)	(7,022)
Amortization of deferred policy acquisition costs	-	-	(3,308)	(3,308)
Realized loss on cryptocurrency assets	(21)	-	-	(21)
Unrealized gain on ETH digital assets	14,078	-	-	14,078
Selling and administrative expenses	(454)	(2,550)	(1,523)	(4,527)
Impairment of assets	-	-	(1,478)	(1,478)
Total expenses	13,603	(18,570)	(13,331)	(18,298)
Income (loss) from operations	14,244	817	(1,117)	13,944
Other income	-	1	8	9
Income (loss) from discontinued operations before taxes	14,244	818	(1,109)	13,953
Income tax expense	-	-	-	-
Net income (loss) from discontinued operations	$14,244	$818	$(1,109)	$13,953

The liabilities of discontinued operations as of September 30, 2026 relate to obligations in connection with exiting the digital asset business. The major line items constituting the assets and liabilities of discontinued operations as of December 31, 2025 are as follows (in thousands):

	December 31, 2025
	Digital Assets	Reinsurance	Total
ETH digital assets	$119,384	$-	$119,384
Reinsurance balance receivable	-	11,218	11,218
Funds deposited with reinsured companies	-	2,665	2,665
Total assets of discontinued operations	$119,384	$13,883	$133,267

Accounts payable and accrued liabilities	$707	$169	$876
Loss and loss adjustment expense reserves	-	5,380	5,380
Present value of future profits	-	3,878	3,878
Total liabilities of discontinued operations	$707	$9,427	$10,134

Note 4. Equity Holdings

As of September 30, 2026 and December 31, 2025, the Company’s equity holdings consisted of the following ($ in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount	Economic Interest	Carrying Amount	Economic Interest
Equity Method Holdings
Saltire Capital Ltd.	$5,502	22.6%	$14,670	23.8%
Devondale Holdings LLC	1,792	40.0%	-

Cost Method Holdings
FG Communities Inc.	10,000	n/a	-
USFM Corporation	2,083	n/a
Total	$19,377		$14,670

Gain (loss) on equity holdings for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Realized gain on common stock holdings	$-	$578	$-	$1,056
Unrealized gain (loss) in value on common stock holdings	453	(1,250)	-	(2,537)
Gain (loss) on equity method holdings	475	(7,372)	(8,831)	(6,903)
Dividend income	-	754	-	754
Gain on cost method holdings	-	-	583	-
Other	-	1	-	162
Net gain (loss) on equity holdings and other holdings	$928	$(7,289)	$(8,248)	$(7,468)

During the three and nine months ended September 30, 2026, the Company recorded an equity method gain on the shares of Saltire (as defined below) of $0.8 million and $2.4 million, respectively. During the second quarter of 2026, Saltire issued common shares in connection with an acquisition at a price below the Company’s carrying value. As a result, management evaluated whether the observed transaction was an indicator of an other than temporary impairment. Management considered many factors, including a prolonged period during which the trading price of Saltire’s common shares remained at a level below the investor’s cost and determined an other-than-temporary impairment existed. The Company used the trading price of Saltire’s common shares as of June 30, 2026 to determine the fair value of its equity method holding in Saltire and recorded an impairment charge of $11.2 million during the second quarter of 2026, which is included in (loss) gain on equity method holdings in the table above.

During the three and nine months ended September 30, 2025, the Company recorded an equity method loss on the shares of Saltire of $6.6 million and $4.6 million, respectively. The remainder of the net loss on equity holdings and other holdings for the three and nine months ended September 30, 2025 related to holdings distributed to the CVR Trust in August 2025.

Equity Method Holdings

Saltire Capital Ltd.

As of September 30, 2026, the Company held approximately 22.6% of the outstanding common shares of Saltire Capital Ltd. (“Saltire”). Based on quoted market prices, the market value of the Company’s ownership in common shares of Saltire was $4.3 million at September 30, 2026.

Devondale Holdings LLC

As discussed in Note 3, the Company entered into an agreement for the sale of its reinsurance business to Devondale. As a result of the transaction, the Company received a 40% equity interest in Devondale. The Company recorded an equity method loss of $0.4 million during the three months ended September 30, 2026 and a gain of $9 thousand during the nine months ended September 30, 2026 related to its equity interest in Devondale.

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

USFM Corporation

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

FG Communities Inc.

During the third quarter of 2026, the Company entered into a subscription agreement with FGCI pursuant to which the Company purchased approximately 1.8 million common shares of FGCI at a total cost of $10.0 million. FGCI is a privately held self-administered and self-managed real estate company focused on preserving and improving affordable housing through the acquisition and operation of manufactured housing communities. The Company’s investment represents approximately 8.2% of the outstanding common stock of FGCI as of September 30, 2026, however the investment represents approximately 1.5% of the effective voting securities of FGCI as of September 30, 2026. Management is not aware of any issuances of identical or similar equity securities after the Company’s purchase of FGCI’s common stock during the third quarter of 2026 that would result in potential adjustments to the Company’s carrying value. The Board of Directors of FGCI has declared a cash dividend on the common shares of 4.0% of the original issue price ($5.50 per share). The dividend is paid monthly, and unless the Company has affirmatively elected to receive cash, all dividends paid on the common shares will be automatically reinvested in additional common shares of FGCI. The Company has not elected to receive cash dividends in lieu of additional common shares. As a result, the Company expects to receive additional shares of FGCI as the dividends are paid.

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

As discussed above, the Company recorded an $11.2 million impairment on its Saltire equity method holding during the second quarter of 2026. The Company did not record an impairment on its cost method holding during the nine months ended September 30, 2026.

Fair Value Method Holding

During the second quarter of 2026, pursuant to the Forward Purchase Agreement (as defined below) the Company purchased approximately 1.5 million shares of FG Merger II Corp (“FGMC”) at a total cost of approximately $15.5 million. Based on the quoted market price of FGMC’s common shares as of June 30, 2026, the Company recorded an unrealized loss on fair value holdings of $0.5 million during the second quarter of 2026. In July 2026, as a result of the completion of the merger of FGMC and BOXABL, the Company’s shares of FGMC were redeemed for approximately $15.5 million in cash. Since the Company received cash equal to its initial investment during the third quarter of 2026, the Company adjusted the unrealized loss recorded during the second quarter of 2026.

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

Forward Purchase Agreement

In May 2026, the Company entered into an Assignment and Novation Agreement with Atsion Opportunity Fund LLC – Series 2 (“Atsion”), FGMC and BOXABL, Inc. (“BOXABL”) (the “Forward Purchase Agreement”) pursuant to which the Company assumed 50% of certain rights and obligations under an OTC Equity Prepaid Forward Transaction originally entered into between Atsion, FGMC and BOXABL. Prior to its merger with BOXABL in July 2026, FGMC was a SPAC.

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

The Forward Purchase Agreement is accounted for as a derivative financial instrument under ASC 815 and is measured at fair value with changes in fair value recognized in earnings. The Company evaluates the derivative at each reporting date and recognizes changes in fair value in its condensed consolidated statement of operations. During the three and nine months ended September 30, 2026, the Company recorded a $0.2 million and $0.9 million gain, respectively, on the derivative, which is included in Gain on financial instruments on the condensed consolidated statements of operations. As of September 30, 2026, the Company recorded a derivative asset of $0.6 million related to the Forward Purchase Agreement, which is included in Other assets on the condensed consolidated balance sheet. The derivative was classified as a Level 3 financial instrument within the fair value hierarchy since its valuation incorporates significant inputs that are not directly observable in the market.

The Company applies ASC 820 in the valuation of the derivative related to the Forward Purchase Agreement for financial statement purposes. The fair value of the derivative asset was determined using a Monte Carlo simulation model that incorporates the reference price (as defined in the Forward Purchase Agreement) as of September 30, 2026 ($3.25), the closing price of BOXABL common stock as of September 30, 2026 ($3.27), and the projected volatility of BOXABL common stock (122.6%). Accordingly, the asset is classified within Level 3 of the fair value hierarchy.

ETH Digital Assets

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

Financial instruments measured, on a recurring basis, at fair value in accordance with the guidance promulgated by the FASB as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

As of September 30, 2026	Level 1	Level 2	Level 3	Total
Forward Purchase Agreement derivative asset	$–	–	$643	643
	$–	$–	$643	$643

As of December 31, 2025	Level 1	Level 2	Level 3	Total
ETH digital assets	$119,384	$–	$–	$119,384
	$119,384	$–	$–	$119,384

A rollforward of the assets classified within Level 3 of the fair value hierarchy for the nine months ended September 30, 2026 is as follows (in thousands):

Balance as of December 31, 2025	$-
Addition related to Forward Purchase Agreement derivative asset	705
Proceeds from settlements	(235)
Unrealized gain	173
Balance as of September 30, 2026	$643

Note 6. Property, Plant and Equipment

Property, plant and equipment primarily consists of the Company’s real estate and is presented net of accumulated depreciation for a net book value of $1.9 million and $2.2 million as of September 30, 2026 and December 31, 2025, respectively. Depreciation expense from continuing operations was $0.1 million for each of the three months ended September 30, 2026 and 2025 and $0.2 million for each of the nine months ended September 30, 2026 and 2025.

As discussed in Note 1, subsequent to September 30, 2026, the Company acquired its initial manufactured housing communities. In October 2026, the Company acquired two manufactured housing communities in North Carolina with a total of 78 homesites. Both of the manufactured housing communities were purchased from an unaffiliated third party and were paid for by the Company using cash on hand.

Note 7. Income Taxes

The Company recorded a consolidated income tax benefit of $0.1 million and income tax expense of $0.1 million during the three and nine months ended September 30, 2026, respectively. For the three months ended September 30, 2026, the Company recorded Canadian current tax expense and Canadian deferred tax benefit related to provincial and federal operational activity. Additionally, the Company recognized a discrete quarterly withholding deferred tax benefit resulting from a decrease in the Canadian withholding-related deferred tax liability associated with the expected future repatriation of net proceeds from Canadian assets. This quarterly benefit serves to reduce the cumulative year-to-date withholding deferred tax expense recognized during the nine months ended September 30, 2026. No U.S. federal or state current income tax expense was recorded, and no U.S. deferred tax benefit was recognized because the Company maintains a full valuation allowance against its U.S. deferred tax assets. For U.S. reporting under the interim tax provision methodology, tax effects related to ordinary operations are reflected using the year-to-date actual effective tax rate approach in accordance with ASC 740-270-30-18, as a reliable estimate of the full-year annual effective tax rate could not be determined due to uncertainty of forecasted results as a result of recent business shifts, including the sale of its reinsurance business and the exit from the digital assets business. The tax effects of discrete items are recognized in the period in which they occur. As of September 30, 2026, the Company was in an overall U.S. taxable loss position; accordingly, no U.S. current tax provision was required. In addition, although these losses would otherwise give rise to deferred tax assets, no U.S. deferred tax benefit or expense was recognized because such tax attributes remain fully offset by a valuation allowance.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers the scheduled reversal of taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. A cumulative loss in a particular tax jurisdiction in recent years is a significant piece of evidence with respect to the realizability that is difficult to overcome. Based on the available objective evidence, including recent updates to the taxing jurisdictions generating income, the Company concluded that a valuation allowance should be recorded against all of the Company’s U.S. tax jurisdiction deferred tax assets as of September 30, 2026 and December 31, 2025. The Canadian deferred tax benefit remains recorded for the period ended September 30, 2026, there is no valuation allowance in Canada and the benefit is a result of the decrease in the deferred tax liability during the quarter.

For taxable years beginning after December 31, 2025, the One Big Beautiful Bill Act renamed and modified the GILTI regime as net CFC tested income (“NCTI”). Under Section 951A of the Internal Revenue Code, U.S. shareholders generally include their pro rata share of CFC tested income, without the former deduction for a deemed return on qualified business asset investment. A high-tax exception may be available for income subject to an effective foreign tax rate greater than 18.9%, subject to applicable requirements. Domestic corporations may generally deduct 40% of NCTI under Section 250, subject to limitations. The Company considered these provisions in determining its income tax provision and estimated an NCTI inclusion for the nine months ended September 30, 2026. After giving effect to the estimate, the Company would remain in a net loss position and would have no taxable income for the period.

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

The Company is subject to possible examinations not yet initiated for Federal purposes for the fiscal years 2023, 2024, or 2025. The returns were filed in October 2024, October 2025, and October 2026, respectively, and generally remain open to assessment until the corresponding filing-date anniversaries in October 2027, October 2028, and October 2029, subject to applicable extensions and statutory exceptions. The Company is also subject to possible examinations for state and local purposes. In most cases, these examinations in the state and local jurisdictions remain open based on the particular jurisdiction’s statute of limitations. There were no material changes to unrecognized tax benefits during the first nine months of 2026.

Note 8. Equity Incentive Plans and Stock-Based Compensation

The Company’s 2021 Equity Incentive Plan (the “2021 Plan”) was originally approved by the Company’s stockholders on October 1, 2021, and has subsequently been amended, most recently pursuant to Amendment No. 3 approved by stockholders on September 4, 2025, to increase the number of shares authorized for issuance under the 2021 Plan to 8.0 million shares. The purpose of the 2021 Plan is to attract and retain directors, consultants, officers and other key employees of the Company and its subsidiaries and to provide to such persons incentives and rewards for superior performance. The 2021 Plan is administered by the Compensation and Management Resources Committee of the Board and has a term of ten years. The 2021 Plan awards may be in the form of stock options (which may be incentive stock options or nonqualified stock options), stock appreciation rights (“SARs”), restricted shares, RSUs, and other share-based awards. As of September 30, 2026, there were approximately 7.9 million shares remaining available for future issuance.

In addition, on March 24, 2023, the Board approved an employee stock purchase plan (“ESPP Plan”) whereby qualifying employees can choose each year to have up to 5% of their annual base earnings withheld to purchase the Company’s common shares in the open market. The Company matches 100% of the employee’s contribution amount after thirty days of employment.

Stock-based compensation expense for the three months ended September 30, 2026 and September 30, 2025 was approximately $0.1 million and $7.4 million, respectively. Stock-based compensation expense from continuing operations for the nine months ended September 30, 2026 and September 30, 2025 was approximately $0.4 million and $7.8 million, respectively. The stock-based compensation expense in the prior year period was primarily related to the issuance of warrants in connection with the Private Placement Offering that closed in August 2025. As of September 30, 2026, total unrecognized stock compensation expense of approximately $0.3 million remained, which primarily related to RSUs and will be recognized through June 2031.

Restricted Stock Units

The following table summarizes activity for RSUs for the nine months ended September 30, 2026:

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Non-vested units, December 31, 2025	–	$–
Granted	72,611	4.82
Exercised	–	–
Expired	–	–
Forfeited	–	–
Non-vested units, September 30, 2026	72,611	$4.82

In April 2026, the Company granted a total of 72,611 RSUs to the members of its Board pursuant to the Company’s director compensation policy.

Stock Options

The following table summarizes activity for stock options for the nine months ended September 30, 2026:

Common Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 31, 2025	3,200	$394.06	4.0	$190.49	$–
Granted	–	–		–
Exercised	–	–		–
Expired	–	–		–
Forfeited	–	–		–
Outstanding, September 30, 2026	3,200	$394.06	3.3	$190.49	$–
Exercisable, September 30, 2026	2,064	$386.01	2.7	$169.72	$–

Note 9. Stockholders’ Equity

8.00% Cumulative Preferred Stock, Series A

As of September 30, 2026, the Company had 601,412 Series A Preferred Stock shares outstanding, compared to 888,884 outstanding as of December 31, 2025. As of November 4, 2026, there were 598,547 shares of Series A Preferred Stock outstanding.

Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly on the 15th day of March, June, September and December of each year, when, as and if declared by our Board of Directors or a duly authorized committee thereof. Dividends are payable out of amounts legally available therefore at a rate equal to 8.00% per annum per $25.00 of stated liquidation preference per share, or $2.00 per share of Series A Preferred Stock per year. The Series A Preferred Stock shares trade on the Nasdaq Stock Market under the symbol “FGCPP”.

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

During the nine months ended September 30, 2026, the Company purchased a total of approximately 288 thousand shares of its Series A Preferred Stock at a total cost (including commissions) of approximately $7.2 million. Subsequent to September 30, 2026 and through November 4, 2026, the Company purchased an additional approximately 3 thousand shares of its Series A Preferred Stock at a total cost (including commissions) of approximately $0.1 million. Through November 4, 2026, the Company has repurchased approximately 33% of its Series A Preferred Stock outstanding immediately prior to implementation of the program. All repurchased Series A Preferred Stock are recorded as a reduction to the liquidation value of the Preferred Stock.

Common Stock

The total number of shares of common stock outstanding as of September 30, 2026 was 4,594,068, compared to 7,080,747 as of December 31, 2025. As of November 4, 2026, there were 4,575,300 shares of common stock outstanding. Shares of the Company’s common stock trade on the Nasdaq Stock Market under the symbol “FGC”.

Common Stock Share Repurchase Program

In September 2025, the Company’s Board adopted a share repurchase program to acquire up to $200 million of the Company’s outstanding common stock (the “Share Repurchase Program”). The Share Repurchase Program, which is open-ended, allows the Company to repurchase its Common Stock from time to time in the open market and in negotiated transactions. Any repurchases conducted pursuant to the Share Repurchase Program will be in accordance with Rule 10b-18 of the Exchange Act and will be made in accordance with applicable laws and regulations in effect from time to time. Subject to applicable rules and regulations, the shares of common stock may be purchased from time to time in the open market transactions and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations.

During the nine months ended September 30, 2026, the Company purchased a total of approximately 2.5 million shares of its Common Stock at a total cost (including commissions) of approximately $22.8 million. Subsequent to September 30, 2026 and through November 4, 2026, the Company purchased an additional approximately 19 thousand shares of its Common Stock at a total cost (including commissions) of approximately $0.1 million. Through November 4, 2026, the Company has repurchased approximately 48% of its Common Stock outstanding immediately prior to implementation of the program. All repurchased shares are recorded as treasury stock.

Warrants

The following table summarizes activity for warrants for the nine months ended September 30, 2026:

Warrants	Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs)
Outstanding, December 31, 2025	877,316	$28.43	9.5
Granted	25,000	5.52
Exercised	–	–
Expired	(3,716)	356.01
Outstanding, September 30, 2026	898,600	$26.44	8.7

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

FG Merchant Partners, LP

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

FG Communities, Inc.

In October 2022, the Company directly invested $2.0 million into FGCI, which was included in other holdings on the consolidated balance sheet as of December 31, 2024. The Company also held an interest through its ownership in FGMP. As noted above, the Company’s ownership interest in FGCI was distributed to the CVR Trust in August 2025.

As discussed in Note 4, in the third quarter of 2026, the Company invested $10.0 million into FGCI. Mr. Cerminara is the President and Chairman of FGCI. The September 2026 investment followed a review of strategic alternatives by the Company’s Board and a special committee composed of independent directors. The special committee retained an independent financial advisor to assist in its evaluation.

During the nine months ended September 30 2026, certain employees of the Company provided administrative services for FGCI. The Company invoiced FGCI $0.1 million during the third quarter of 2026 for the administrative services provided, which was paid by FGCI during the fourth quarter of 2026.

Craveworthy Brands LLC

On March 16, 2023, the Company invested $0.2 million in a senior unsecured loan to Craveworthy. Mr. Swets has an indirect interest in Craveworthy, independent from the interests held by the Company through its ownership in FGMP. As noted above, the Company’s ownership interest in Craveworthy was distributed to the CVR Trust in August 2025.

FG Imperii Investors LLC

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

Saltire Capital Ltd.

The Company owns real estate in Canada that it leases to a wholly-owned subsidiary of Saltire. Pursuant to the terms of the lease, the Company receives annual rental income of $0.4 million. Mr. Swets previously served as the Executive Chair and is currently the interim Chief Executive Officer and a member of the Board of Directors of Saltire. Mr. Cerminara, the Chief Executive Officer and Chairman of the Company’s Board of Directors currently serves as Executive Chairman of the Board of Directors of Saltire. Richard Govignon, a member of the Company’s Board of Directors, serves as a member of the Board of Directors of Saltire.

FG Merger II Corp

During the second quarter of 2026, the Company purchased approximately 1.5 million shares of FGMC at a total cost of approximately $15.5 million. In July 2026, as a result of the completion of the merger of FGMC and BOXABL, the Company’s shares of FGMC were redeemed for approximately $15.5 million in cash. Prior to its merger with BOXABL, certain of the Company’s directors were also directors of FGMC.

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

The Company paid $0.5 million and $1.4 million, respectively, to FGM under the Shared Services Agreement for each of the three and nine months ended September 30, 2026 and September 30, 2025, respectively. This amount is included in General and administrative expenses on the condensed consolidated statement of operations.

Note 11. Net Earnings Per Share

Net earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. In calculating diluted earnings per share, those potential common shares that are found to be anti-dilutive are excluded from the calculation. The table below provides a summary of the numerators and denominators used in determining basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted:
Net loss from continuing operations	$(218)	$(17,381)	$(13,565)	$(21,628)
Premium on repurchase of Series A Preferred Shares	(10)	-	(26)	-
Dividends declared on Series A Preferred Shares	(310)	(447)	(1,005)	(1,341)
Loss attributable to FG Communites Holdings common shareholders from continuing operations	$(538)	$(17,828)	$(14,596)	$(22,969)
Weighted average common shares outstanding (1)	5,047	2,343	5,914	958
Loss per common share from continuing operations (1)	$(0.10)	$(7.61)	$(2.47)	$(23.98)

(1)	Information pertaining to the number of shares outstanding and per share data gives retroactive effect to a 1 for 5 reverse stock split that became effective on February 13, 2026.

The following potentially dilutive securities outstanding as of September 30, 2026 and 2025 have been excluded from the computation of diluted weighted-average shares outstanding as their effect would be anti-dilutive.

	As of September 30,
	2026	2025
Options to purchase common stock	3,200	5,298
Restricted stock units	72,611	6,870
Warrants	898,600	4,516

Note 12. Debt

The Company’s short-term debt consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Short-term debt:
20-year installment loan	$1,775	$1,924
Revolving credit facility	-	-
Total short-term debt	1,775	1,924
Less: deferred debt issuance costs, net	-	(1)
Total short-term debt, net of issuance costs	$1,775	$1,923

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

The 20-year installment note bears variable interest at 4.95% as of September 30, 2026. The Company was in compliance with its debt covenants as of September 30, 2026.

Note 13. Commitments and Contingencies

Legal Proceedings

The Company is involved, from time to time, in certain legal disputes in the ordinary course of business. No such disputes, individually or in the aggregate, are expected to have a material effect on its business or financial condition.

One of the Company’s subsidiaries is named as a defendant in personal injury lawsuits based on alleged exposure to asbestos-containing materials. A majority of the cases involve product liability claims based principally on allegations of past distribution of commercial lighting products containing wiring that may have contained asbestos. Each case names dozens of corporate defendants in addition to FG Communities Holdings. In our experience, a large percentage of these types of claims have never been substantiated and have been dismissed by the courts. FG Communities Holdings has not suffered any adverse verdict in a trial court proceeding related to asbestos claims and intends to continue to defend these lawsuits.

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

As of September 30, 2026, the Company has a loss contingency reserve of approximately $0.2 million, which represents management’s aggregate estimate of the potential losses related to the settlement of various open proceedings and claims. Management does not expect the resolution of these proceedings and claims to have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

The following tables present the financial information for each segment that is specifically identifiable or based on allocations using internal methodology for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026
	Merchant Banking	Real Estate	Total
Rental income	$-	$104	$104
Merchant banking advisory fees	128	-	128
Total revenue	128	104	232

Compensation costs	(275)	-	(275)
Professional fees	(121)	-	(121)
Gain on equity holdings	928	-	928
Gain on forward purchase agreement derivative	169	-	169
Depreciation and amortization	-	(73)	(73)
Other operating expenses	(50)	-	(50)
Interest expense, net	-	(23)	(23)
Segment income before taxes	779	8	787

Corporate and other non-segment operating expenses			(1,325)
Stock-based compensation			(135)
Foreign currency transaction gain			6
Interest income, net			359
Loss from continuing operations before taxes			$(308)

	Three Months Ended September 30, 2025
	Merchant Banking	Real Estate	Total
Rental income	$-	$104	$104
Merchant banking advisory fees	147	-	147
Total revenue	147	104	251

Compensation costs	(231)	-	(231)
Professional fees	(121)	-	(121)
Gain on equity holdings	(7,289)	-	(7,289)
Depreciation and amortization	-	(74)	(74)
Other operating expenses	(32)	-	(32)
Interest expense, net	-	(11)	(11)
Segment income (loss) before taxes	(7,526)	19	(7,507)

Corporate and other non-segment operating expenses			(2,440)
Stock-based compensation			(7,350)
Foreign currency transaction loss			(5)
Interest income, net			24
Income from continuing operations before taxes			$(17,278)

	Nine Months Ended September 30, 2026
	Merchant Banking	Real Estate	Total
Rental income	$-	$311	$311
Merchant banking advisory fees	393	-	393
Total revenue	393	311	704

Compensation costs	(800)	-	(800)
Professional fees	(364)	-	(364)
Loss on equity holdings	(8,248)	-	(8,248)
Gain on forward purchase agreement derivative	874	-	874
Depreciation and amortization	-	(221)	(221)
Other operating expenses	(397)	-	(397)
Interest expense, net	-	(70)	(70)
Segment (loss) income before taxes	(8,542)	20	(8,522)

Corporate and other non-segment operating expenses			(5,494)
Stock-based compensation			(381)
Foreign currency transaction loss			(20)
Gain on financial instruments			378
Interest income, net			580
Loss from continuing operations before taxes			$(13,459)

	Nine Months Ended September 30, 2025
	Merchant Banking	Real Estate	Total
Rental income	$-	$311	$311
Merchant banking advisory fees	385	-	385
Total revenue	385	311	696

Compensation costs	(700)	-	(700)
Professional fees	(362)	-	(362)
Loss on equity holdings	(7,468)	-	(7,468)
Depreciation and amortization	-	(218)	(218)
Other operating expenses	(68)	-	(68)
Interest expense, net	-	(69)	(69)
Segment (loss) income before taxes	(8,213)	24	(8,189)

Corporate and other non-segment operating expenses			(5,444)
Stock-based compensation			(7,775)
Foreign currency transaction loss			(4)
Interest income, net			29
Loss from continuing operations before taxes			$(21,383)

The following table presents the Company’s specifically identifiable assets for each of the Company’s segments as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Merchant Banking	Real Estate	Corporate	Total
Segment assets	$20,020	$1,919	$37,854	$59,793

	December 31, 2025
	Merchant Banking	Real Estate	Corporate & Discontinued Operations	Total
Segment assets	$14,670	$2,208	$146,966	$163,844

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

Note 15. Subsequent Events

The Company’s management has evaluated subsequent events after the consolidated balance sheet dated as of September 30, 2026, through the date of filing of this Form 10-Q. Based on the evaluation, management has determined that, other than as disclosed in the accompanying notes, no subsequent events have occurred that would require recognition in the accompanying condensed consolidated financial statements or disclosure in the notes thereto.

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

Unless context denotes otherwise, the terms “Company,” “FG Communities Holdings” “we,” “us,” and “our,” refer to FG Communities Holdings Inc. (formerly FG Nexus Inc.), and its subsidiaries.

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

Management cautions that the forward-looking statements in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assume that such statements will be realized or the forward-looking events and circumstances will occur. Factors that might cause such a difference include, without limitation, the Company’s ability to execute its business plans which are contemplated to include increasing the Company’s scale through acquisition, the acquisition, ownership, operation and financing of manufactured housing communities; the use of cash, debt financing and proceeds from common-stock issuances to fund acquisitions; future share repurchases; the Company’s acquisition pipeline and growth strategy; and the anticipated size and long-term characteristics of the manufactured housing market, fluctuations in the real estate industry, the Company’s ability to achieve profitable operations, customer acceptance of new products and services, general conditions in the global economy; risks associated with operating in the merchant banking industry; risks of not being able to execute on our asset management strategy and potential loss of value of our holdings; risk of becoming an investment company; fluctuations in our short-term results as we implement our business strategies; risks of not being able to attract and retain qualified management and personnel to implement and execute on our business and growth strategy; failure of our information technology systems, data breaches and cyber-attacks; our ability to establish and maintain an effective system of internal controls; the requirements of being a public company and losing our status as a smaller reporting company or becoming an accelerated filer; and potential conflicts of interest between us and our directors and executive officers.

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

Overview

FG Communities Holdings is focused on building a portfolio of income-producing real estate, with an emphasis on manufactured housing communities. We also conduct merchant banking activities, including advisory services, capital formation and investments in other businesses.

During 2026, we exited our digital asset business and began allocating capital to our real estate strategy. In September 2026, we invested $10.0 million in FGCI, a separate, privately held owner and operator of manufactured housing communities. In October 2026, we acquired our initial directly owned manufactured housing communities.

Our investment in FGCI and our direct property acquisitions represent separate uses of capital. FGCI remains independently operated, while properties acquired directly by us form part of our real estate operations.

Current Operations and Sources of Earnings

For the three and nine months ended September 30, 2026, our operating revenue from continuing operations consisted of rental income from our Quebec property and merchant banking advisory fees. The manufactured housing communities acquired in October 2026 did not contribute revenue or operating results during the periods presented.

Our results of operations also reflect equity-method earnings and losses, changes in the value of certain investments and financial instruments, and interest income. These items can cause significant fluctuations in reported earnings and may not correspond to cash received or used during the same period.

Real Estate Strategy and Capital Allocation

We intend to expand our directly owned real estate portfolio through acquisitions of manufactured housing communities. Our ability to implement this strategy will depend on the availability of suitable properties, acquisition pricing, financing terms and our available capital.

We expect to fund acquisitions through a combination of cash on hand, property-level debt and proceeds from common stock issuances. The financing structure of each acquisition will depend on the property, market conditions, balance sheet liquidity and other capital requirements.

As our property portfolio grows, rental revenue and property operating expenses are expected to represent a larger portion of our results of operations. Until such time as the portfolio reaches scale, corporate expenses, preferred stock dividends and other obligations will continue to require funding from available cash and other sources of liquidity. We will evaluate these competing sources and uses of capital as we implement our growth strategy.

Recent Developments

During September 2026, we invested $10.0 million in FGCI following a review of strategic alternatives by our Board of Directors and a special committee composed of independent directors. The special committee retained an independent financial advisor to assist with its evaluation.

During October 2026, we acquired two separate manufactured housing communities located in North Carolina, with a combined total of 78 homesites for rental.

We completed the exit from our digital asset business during the second quarter of 2026 and the sale of our remaining reinsurance business during the first quarter of 2026. Results of these businesses are presented as discontinued operations. See Note 3.

Results of Operations

Management’s discussion and analysis of financial condition and results of operations reflects the continuing operations of the Company as they existed as of September 30, 2026.

	Three Months Ended Months September 30,
	2026	2025	$ Change	% Increase (Decrease)
Total revenue	$232	$251	$(19)	(7.6)%

General and administrative expenses	(1,844)	(2,898)	1,054	(36.4)%
Stock-based compensation	(135)	(7,350)	7,215	(98.2)%
Loss from operations	(1,747)	(9,997)	8,250	(82.5)%
Interest income, net	336	13	323	n/m
Gain (loss) on equity holdings	928	(7,289)	8,217	(112.7)%
Gain on financial instruments	169	-	169	100.0%
Foreign currency translation gain (loss)	6	(5)	11	(220.0)%
Loss from continuing operations before income taxes	(308)	(17,278)	16,970	(98.2)%
Income tax benefit (expense)	90	(103)	193	(187.4)%
Net loss from continuing operations	$(218)	$(17,381)	$17,163	(98.7)%

	Nine Months Ended Months September 30,
	2026	2025	$ Change	% Increase (Decrease)
Total revenue	$704	$696	$8	1.1%

General and administrative expenses	(7,276)	(6,787)	(489)	7.2%
Stock-based compensation	(381)	(7,775)	7,394	(95.1)%
Loss on impairment and disposal of assets	-	(5)	5	(100.0)%
Loss from operations	(6,953)	(13,871)	6,918	(49.9)%
Interest income, net	510	(40)	550	n/m
Loss on equity holdings	(8,248)	(7,468)	(780)	10.4%
Gain on financial instruments	1,252	-	1,252	100.0%
Foreign currency translation loss	(20)	(4)	(16)	400.0%
Loss from continuing operations before income taxes	(13,459)	(21,383)	7,924	(37.1)%
Income tax expense	(106)	(245)	139	(56.7)%
Net loss from continuing operations	$(13,565)	$(21,628)	$8,063	(37.3)%

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

Revenue during each of the three months ended September 30, 2026 and September 30, 2025 included $0.1 million of merchant banking advisory fees and $0.1 million of rental income.

Loss from operations decreased to $1.7 million during the three months ended September 30, 2026 as compared to $10.0 million during the three months ended September 30, 2025. Stock-based compensation expense decreased from $7.4 million during the three months ended September 30, 2025 to $0.1 million in the current year period with the prior year expense primarily attributable to warrants issued in connection with the Private Placement Offering in 2025. General and administrative expenses decreased $1.1 million during the three months ended September 30, 2026 as compared to the prior year period primarily due to reduced spending on legal fees, professional fees and public relations expenses incurred in the prior year period.

Gain on equity holdings during the three months ended September 30, 2026 included an equity method gain on the shares of Saltire of $0.8 million and a reversal of the $0.5 million unrealized loss on our previous fair value method equity holding recorded during the second quarter of 2026 due to the redemption of our shares at our original purchase price, which was partially offset by a $0.4 million equity method loss on our Devondale equity ownership. Loss on equity holdings during the three months ended September 30, 2025 included a $6.6 million equity method loss from Saltire, partially offset by $0.8 million of dividend income from the Saltire preferred shares. The remainder of the net loss on equity holdings and other holdings during the three months ended September 30, 2025 related to holdings distributed to the CVR Trust in August 2025.

Net loss from continuing operations decreased to $0.2 million during the three months ended September 30, 2026 compared to $17.4 million during the three months ended September 30, 2025 due to a reduction in stock-based compensation, general and administrative expenses, equity holdings losses and income taxes in the current year period, as well as higher interest income and a gain on financial instruments during the current year.

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

Revenue of $0.7 million during each of the nine months ended September 30, 2026 and September 30, 2025 included $0.4 million of merchant banking advisory fees and $0.3 million of rental income.

Loss from operations decreased to $7.0 million during the nine months ended September 30, 2026 as compared to $13.9 million during the nine months ended September 30, 2025. Stock-based compensation expense decreased to $0.4 million from $7.8 million, primarily because the prior-year period included expense related to warrants issued in connection with the August 2025 private placement. General and administrative expenses increased $0.5 million during the nine months ended September 30, 2026 as compared to the prior year period primarily due to higher professional fees and public relations expenses incurred as we operated our ETH treasury operations.

The nine months ended September 30, 2026 included an equity method loss on the shares of Saltire of $8.8 million, which included an other-than-temporary write down of the carrying value of $11.2 million, as compared to a $4.6 million equity method loss on the shares of Saltire in nine months ended September 30, 2025. The remainder of the net loss on equity holdings and other holdings during the nine months ended September 30, 2026 included a $0.6 million gain related to our USFM cost method equity holding. The remainder of the net loss on equity holdings and other holdings during the nine months ended September 30, 2025 related to holdings distributed to the CVR Trust in August 2025.

Net loss from continuing operations decreased to $13.6 million during the nine months ended September 30, 2026 compared to $21.6 million during the nine months ended September 30, 2025 primarily due to a reduction in stock-based compensation as well as higher interest income and a gain on financial instruments during the current year, which was partially offset by higher general and administrative expenses and losses on equity holdings in the current year period.

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

Equity Holdings

The valuation of the Company’s equity holdings requires management judgment, particularly for holdings accounted for under the equity method and cost method without readily determinable fair values. Judgment regarding the level of influence over each equity method holding includes considering key factors such as ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Management evaluates equity method holdings for indicators of other-than-temporary impairment and evaluates cost method holdings for observable price changes and impairment indicators. These assessments involve judgment regarding quoted market prices, recent transactions, issuer-specific developments, market conditions and the expected recoverability of carrying amounts. During the nine months ended September 30, 2026, the Company recorded an $11.2 million impairment charge related to its Saltire equity method holding and a $0.6 million gain related to an observable price change in its USFM cost method holding.

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

The Company defers costs to acquire contracts, including commissions, incentives and payroll taxes, if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are reported within other assets and amortized to selling expense over the contract term, which generally ranges from one to five years. The Company has elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. The Company did not have any deferred contract costs as of September 30, 2026 or December 31, 2025.

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

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents of $35.1 million.

The purpose of liquidity management is to ensure that there is sufficient cash to meet all financial commitments and obligations as they become due. The liquidity requirements of the Company and its subsidiaries have been met primarily by funds generated from operations, proceeds from capital raises, sales of ETH digital assets and certain equity holdings and credit facilities.

Cash Flows

The following table summarizes the Company’s consolidated cash flows for the nine months ended September 30, 2026 and 2025 (in thousands).

	Nine Months Ended September 30,
Summary of Cash Flows	2026	2025
Cash and cash equivalents – beginning of period	$13,395	$6,562

Net cash used in operating activities from continuing operations	(9,038)	(1,700)
Net cash provided by (used in) investing activities from continuing operations	64,181	(161,890)
Net cash (used in) provided by financing activities from continuing operations	(31,149)	162,368
Effect of exchange rate changes on cash and cash equivalents	(12)	22
Net increase (decrease) in cash and cash equivalents from continuing operations	23,982	(1,200)
Net (decrease) increase in cash and cash equivalents from discontinued operations	(2,262)	2,133
Cash and cash equivalents – end of period	$35,115	$7,495

For the first nine months of 2026, net cash used in operating activities from continuing operations was approximately $9.0 million compared to $1.7 million for the first nine months of 2025. Cash used in operations increased during the first nine months of 2026 despite improved loss from operations as a result of increased general and administrative expenses in the first nine months of 2026 along with the timing of payments of accounts payable and accrued expenses.

For the first nine months of 2026, net cash provided by investing activities from continuing operations was approximately $64.2 million, compared with cash used in investing activities from continuing operations of $161.9 million during the first nine months of 2025. Cash provided by investing activities during the first nine months of 2026 primarily included $75.8 million of ETH sales, partially offset by $11.5 million outflow for the FGCI and USFM investments and $0.2 million related to the issuance of a note receivable. Cash used in investing activities during the first nine months of 2025 primarily included $171.7 million of ETH purchases and $0.9 million of purchases of equity securities, partially offset by $3.2 million of proceeds from sales of equity securities and $7.5 million received from the redemption of Saltire preferred shares.

For the first nine months of 2026, net cash used in financing activities from continuing operations was approximately $31.1 million compared to cash provided by financing activities of $162.4 million during the first nine months of 2025. Cash used in financing activities during the first nine months of 2026 included $30.0 million of purchases under our common and preferred share buyback programs, $0.1 million of principal payments on debt, $1.0 million of payments of dividends on our Series A Preferred Shares, and $0.1 million of withholding taxes paid related to the net settlement of the vesting of RSUs. Cash provided by financing activities during the nine months ended September 30, 2025 included $168.1 million of net proceeds received as part of the Private Placement Offering, $14.1 million of net proceeds received under our at-the-market offering, partially offset by $18.0 million of cash distributed to the CVR Trust, $0.2 million of principal payments on debt, $1.3 million of payments of dividends on our Series A Preferred Shares and $0.3 million of withholding taxes paid related to the net settlement of the vesting of RSUs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s principal executive officer and principal financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2026. Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management is currently evaluating which additional internal controls, if any, need to be implemented in connection with the Company’s real estate strategy.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors applicable to the Company after its exit from the digital asset business that were previously disclosed in Part I, Item 1A. “Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 27, 2026.

General economic conditions and the concentration of our manufactured housing properties in certain states may affect our ability to generate sufficient revenue to achieve profitability.

The market and economic conditions in our current markets may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. As a result of the geographic concentration of our properties in North Carolina, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values in these markets.

Our revenue would also be adversely affected if residents of our manufactured housing communities were unable to pay rent or if sites were unable to be rented on favorable terms. If we were unable to promptly relet or renew the leases for a significant number of the sites, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then our business and results of operations could be adversely affected. In addition, certain expenditures associated with each property (such as real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from the property.

The following factors, among others, may adversely affect the revenues generated by our properties:

●	the international, national, and local economic climate which may be adversely impacted by, among other factors, plant closings, industry slowdowns, inflation, tariffs or threats of tariffs, wars or other international conflicts, trade wars, immigration issues, and supply chain disruptions;
●	local real estate market conditions such as the oversupply of manufactured housing communities or a reduction in demand for manufactured housing community sites in an area, and an oversupply of, or a reduced demand for, manufactured homes;
●	increased operating costs, including insurance premiums, real estate taxes, and utilities;
●	a decrease in the number of people interested in the manufactured housing lifestyle;
●	outbreaks of disease and related restrictions on business operations;
●	the difficulty facing potential purchasers in obtaining affordable financing as a result of heightened lending criteria;
●	an increase or decrease in the rate of manufactured home repossessions which provide aggressively priced competition to new manufactured home sales;
●	the lack of an established manufactured housing dealer network;
●	the housing rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;
●	the perceptions by prospective residents of the safety, convenience and attractiveness of our manufactured housing communities, and the neighborhoods where they are located;
●	zoning or other environmental regulatory restrictions;
●	our ability to effectively manage, maintain, and insure our properties; and
●	the enactment of rent control laws or laws taxing the owners of manufactured homes.

Competition affects occupancy levels and rents, which could adversely affect our revenues.

The manufactured housing industry is highly fragmented. There are many international, national, and regional competitors in the markets we currently serve and in new markets that we may enter. Properties that we may acquire could be located in developed areas that include other manufactured housing communities. The number of competitive communities in a particular area could have a material adverse effect on our ability to lease sites and increase rents charged at our properties or at any newly acquired properties. We may be competing with others with greater resources. In addition, other forms of multi-family residential properties, such as private and federally funded or assisted multi-family housing projects and single-family housing, provide housing alternatives to potential residents of manufactured housing communities.

We may incur liability under environmental laws arising from conditions at properties we acquire or operations at the properties we own and operate.

Under various federal, state, local, and foreign laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous substances at, on, under, or in such property. Such hazardous substances may be used at or located on our properties. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent the property, to borrow using the property as collateral or to develop the property. Persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility owned or operated by another person. In addition, certain environmental laws impose liability for the management and disposal of asbestos-containing materials and for the release of such materials into the air. These laws may result in fines or penalties and may permit third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials.

As the purchaser of the manufactured housing properties we acquire, or in connection with the operation of the manufactured housing properties we own or manage, we may be liable for removal or remediation costs, governmental fines and injuries to persons and property. When we arrange for the treatment or disposal of hazardous substances at landfills or other facilities owned by other persons, we may be liable for the removal or remediation costs at such facilities.

Moreover, we cannot be sure that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by residents and occupants of the properties, by the condition of land or operations in the vicinity of our properties (such as the presence of underground storage tanks), or by unrelated third parties. Environmental liabilities that we may incur could have an adverse effect on our financial condition, results of operations, and cash flows.

Rent control legislation may harm our ability to increase rents.

National, state, and local rent control laws in certain jurisdictions may limit our ability to increase rents at our manufactured housing communities to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. Properties we may purchase may be in markets subject to rent controls or where other rent-limiting legislation exists or may be enacted.

Our properties may not be readily adaptable to other uses.

Properties in our portfolio are specific-use properties and may contain features or assets that have limited alternative uses. These properties may also have distinct operational functions that involve specific procedures and training. If the operations of any of those properties becomes unprofitable due to industry competition, operational execution or otherwise, then it may not be feasible to operate that Property for another use and the value of certain features or assets used at that Property, or the Property itself, may be impaired. Should any of these events occur, our financial condition, results of operations and cash flows could be adversely impacted.

We may be required or otherwise need to expend capital to maintain, repair and renovate our properties, which could negatively impact our financial condition, results of operations and cash flows.

We may be required or choose to make significant capital expenditures to maintain or enhance the competitiveness of our manufactured housing properties, including infrastructure improvements. In addition, as most of our residents own their homes located in our properties, the replacement, repairs and refurbishment of these homes may not be within our control. If our properties are not as attractive to current and prospective residents as compared to the properties owned by our competitors, we could lose residents or suffer lower rental rates. There is no assurance that any capital expenditure would result in higher occupancy or higher rental rates. In addition, the price of commodities and skilled labor for our construction projects may increase unpredictably due to external factors, including supply chain disruptions. It is uncertain whether we would be able to source the essential commodities, supplies, materials, and skilled labor timely or at all without incurring significant costs or delays, particularly during times of economic uncertainty resulting from events outside of our control.

There is a risk of accidents, injuries or disease outbreaks occurring at our properties which may negatively impact our operations.

While we maintain and promote safety at our properties, there are inherent risks associated with certain features, assets and activities at our properties. An accident, injury or disease outbreak at any of our properties, particularly an accident, injury or disease outbreak involving the safety of our residents, guests and employees, may be associated with claims against us involving higher assertions of damages and/or higher public visibility. The occurrence of an accident, injury or disease outbreak at any of our properties could also cause damage to our brand or reputation, lead to loss of consumer confidence in us, reduce occupancy at our properties and negatively impact our results of operations.

We may be unable to sell properties when appropriate because real estate investments are illiquid.

Real estate investments generally cannot be sold quickly and, therefore, will tend to limit our ability to vary our property portfolio promptly in response to changes in economic or other conditions.

Many of our costs may be adversely impacted by continued heightened inflation.

A sustained or further increase in inflation could have an adverse impact on our general and administrative and operating expenses, including the costs of personnel, professional fees, insurance, utilities, security, and the purchase of manufactured homes, and otherwise adversely affect our business and results of operations. While we expect to recover some cost increases through increases in our rental rates, there can be no assurance that higher operating expenses resulting from inflationary pressures will be fully offset by higher rental rates. As a result, to the extent the inflation rate exceeds the annual rent increases we are able to institute, we may not adequately mitigate the impact of inflation, which may adversely affect our business, financial condition, results of operations, and cash flows.

Costs associated with taxes and regulatory compliance may reduce our revenue.

We may become subject to significant governmental regulation that inhibits our activities and may increase our costs in certain jurisdictions. Local zoning and use laws, environmental statutes and other governmental requirements may restrict expansion, rehabilitation and reconstruction activities. These regulations may prevent us from taking advantage of economic opportunities. Legislation such as the Americans with Disabilities Act may require us to modify our properties at a substantial cost and noncompliance could result in the imposition of fines or an award of damages to private litigants. Future legislation may impose additional requirements. We cannot predict what requirements may be enacted or amended or what costs we will incur to comply with such requirements. Costs resulting from changes in real estate laws, income taxes, service or other taxes may adversely affect our funds from operations and our ability to pay or refinance our debt. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which would adversely affect our business and results of operations.

Laws and regulations in certain jurisdictions may also govern the provision of utility services. Such laws regulate, for example, how and to what extent owners or operators of property can charge renters for provision of utilities. Such laws can also regulate the operations and performance of utility systems and may impose fines and penalties on real property owners or operators who fail to comply with these requirements. The laws and regulations may also require capital investment to maintain compliance.

Climate change may adversely affect our business.

To the extent that significant changes in the climate occur in areas where our properties are located, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including significant property damage to or destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal, state and local legislation and regulations based on concerns about climate change could result in increased capital expenditures on our properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our net income.

Losses in excess of our insurance coverage or uninsured losses could adversely affect our cash flow.

We generally maintain insurance policies related to our business, including casualty, general liability and other policies covering business operations, employees and assets. However, we may be required to bear all losses that are not adequately covered by insurance. In addition, there are certain losses that are not generally insured because it is not economically feasible to insure against them, including, but not limited to, losses due to riots, acts of war or other catastrophic events. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, then we could lose the capital we invested in the properties, as well as the anticipated profits and cash flow from the properties and, in the case of debt which is with recourse to us, we would remain obligated for any mortgage debt or other financial obligations related to the properties. Although we believe that our insurance programs are adequate, no assurance can be given that we will not incur losses in excess of our insurance coverage, or that we will be able to obtain insurance in the future at acceptable levels and reasonable cost.

Our investments are concentrated in the manufactured housing communities sector and our business would be adversely affected by an economic downturn in that sector.

Our investments in real estate assets are primarily concentrated in the manufactured housing communities sector. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included a more significant portion of other sectors of the real estate industry.

We may not be able to integrate or finance our acquisitions and our acquisitions may not perform as expected.

We have acquired and intend to continue to selectively acquire manufactured housing communities. Our acquisition activities and their success are subject to the following risks:

●	we may be unable to acquire a desired property because of competition from other well-capitalized real estate investors, including both publicly traded real estate investment trusts and institutional investment funds;
●	even if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction, which may not be satisfied;
●	even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;
●	we may be unable to finance acquisitions on favorable terms;
●	acquired properties may fail to perform as expected;
●	acquired properties may be located in new markets where we face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, and unfamiliarity with local governmental and permitting procedures; and
●	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.
●	If any of the above risks occur, our business and results of operations could be adversely affected.
●	In addition, we may acquire properties subject to liabilities and we may be left with no, or limited, recourse, with respect to unknown liabilities. As a result, we may have to pay substantial sums to settle any liabilities asserted against us based upon ownership of newly acquired properties, which could adversely affect our cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

Common Stock

In September 2025, the Company’s Board of Directors adopted a share repurchase program to acquire up to $200 million of the Company’s outstanding common stock (the “Share Repurchase Program”). The Share Repurchase Program, which is open-ended, allows the Company to repurchase its Common Stock from time to time in the open market and in negotiated transactions. Any repurchases conducted pursuant to the Share Repurchase Program will be in accordance with Rule 10b-18 of the Exchange Act and will be made in accordance with applicable laws and regulations in effect from time to time. Subject to applicable rules and regulations, the shares of common stock may be purchased from time to time in the open market transactions and in amounts as the Company deems appropriate, based on factors such as market conditions, legal requirements, and other business considerations.

The following table provides information about purchases made by us of our common stock for each month included in the third quarter of 2026:

Period	Total number of shares purchased	Average price paid per share, including commissions	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(in thousands, except per share amounts)
July 2026	414	$6.30	414	$155,967
August 2026	407	$7.68	407	$152,841
September 2026	210	$8.27	210	$151,100
Quarter Ended September 30, 2026	1,031	$7.24	1,031	$151,100

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

The following table provides information about purchases made by us of our preferred stock for each month included in the third quarter of 2026:

Period	Total number of shares purchased	Average price paid per share, including commissions	Total number of shares purchased as part of publicly announced plans or programs	The maximum number of shares that may still be purchased under the plans or programs
	(in thousands, except per share amounts)
July 2026	2	$25.73	2	619
August 2026	-	$-	-	619
September 2026	18	$25.47	18	601
Quarter Ended September 30, 2026	20	$25.49	20	601

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

On November 4, 2026, the Board approved a change of the Company’s principal address to 3540 Toringdon Way, Suite 200 #1074, Charlotte, North Carolina 28277.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Articles of Incorporation, as filed with the Secretary of State of the State of Nevada (incorporated by reference to exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on December 9, 2022).
3.2	Certificate of Correction, dated October 11, 2022, to the Certificate of Amendment of the Fourth Amended and Restated Certificate of Incorporation of FG Financial Group, Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 12, 2022).
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation of Fundamental Global Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 29, 2024).
3.4	Certificate of Change of Fundamental Global Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 30, 2024).
3.5	Certificate of Amendment, dated September 5, 2025, to Amended and Restated Articles of Incorporation of FG Nexus Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 8, 2025).
3.6	Certificate of Amendment, dated October 6, 2025, to Amended and Restated Articles of Incorporation of FG Nexus Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 8, 2025).
3.7	Certificate of Change filed by FG Nexus Inc. dated February 10, 2026 (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 13, 2026).
3.8*	Certificate of Amendment, dated September 28, 2026, to Amended and Restated Articles of Incorporation of FG Nexus Inc.
3.9	By-Laws (incorporated by reference to exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on December 9, 2022).
3.10	First Amendment, effective October 13, 2025, to By-Laws of FG Nexus Inc. (incorporated by reference to exhibit 3.8 to the Registration Statement on Form S-3ASR filed with the SEC on October 14, 2025).
3.11	Amendment, effective February 24, 2026, to By-Laws of FG Nexus Inc. (incorporated by reference to exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2026).
10.1*#	Stock Purchase Agreement, dated September 17, 2026, by and between FG Communities Holdings Inc. and FG Communities, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from FG Communities Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Loss (unaudited); (iv) the Condensed Consolidated Statements of Stockholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited).
104	XBRL Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
#	The Registrant has redacted provisions or terms of this Exhibit pursuant to Regulation S-K Item 601(b)(10)(iv). While portions of the Exhibits have been omitted, these Exhibits include a prominent statement on the first page of each redacted Exhibit that certain identified information has been excluded from the exhibit because it is both not material and is the type that the Registrant treats as private or confidential. The Registrant agrees to furnish an unredacted copy of the Exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FG COMMUNITIES HOLDINGS INC.

Date: November 6, 2026	By:	/s/ D. Kyle Cerminara
D. Kyle Cerminara, Chief Executive Officer
(principal executive officer)

Date: November 6, 2026	By:	/s/ Mark D. Roberson
Mark D. Roberson, Chief Financial Officer
(principal financial officer)

Date: November 6, 2026	By:	/s/ Todd R. Major
Todd R. Major, Chief Accounting Officer
(principal accounting officer)

